Form 10-K
period 1993-12-31
GEORGIA PACIFIC CORP
filed 1994-03-24
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K



  (Mark One)

  /X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended December 31, 1993

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from __________  to ___________


                         Commission File Number 1-3506

                           GEORGIA-PACIFIC CORPORATION
             ------------------------------------------------------
             (exact name of registrant as specified in its Charter)



           Georgia                                            93-0432081
- -------------------------------                      ------------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)

133 Peachtree Street, N.E., Atlanta, Georgia                    30303
- --------------------------------------------         ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (404) 652-4000
                                                     ------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                               which registered
- -------------------                               ------------------------

Common Stock ($.80 par value)                     New York Stock Exchange
- -------------------------------                   ------------------------

Junior Preferred Stock Purchase
  Rights                                          New York Stock Exchange
- -------------------------------                   ------------------------

Securities registered pursuant to Section 12(g) of the Act:    None
                                                            ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1994 was $6,109,864,244.

     As of the close of business on March 23, 1994 the Registrant had 90,349,194 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

     1. The Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and

     2. The Corporation's definitive Proxy Statement expected to be dated March 28, 1994, for use in connection with the Annual Meeting of Shareholders to be held on May 3, 1994, portions of which are incorporated by reference into Part III of this Form 10-K.

                          Georgia-Pacific Corporation

                               Table of Contents


                                                    Part I                       Page
                                                                                ------
Item l.         Business                                                            1

Item 2.         Properties                                                          1

Item 3.         Legal Proceedings                                                   2

Item 4.         Submission of Matters to a Vote of Security Holders                 6



                                                    Part II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters                                                 6

Item 6.         Selected Financial Data                                             7

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 7

Item 8.         Financial Statements and Supplementary Data                         7

Item 9.         Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                                 7



                                                    Part III

Item l0.        Directors and Executive Officers of the Registrant                  8

Item 11.        Executive Compensation                                             11

Item l2.        Security Ownership of Certain Beneficial Owners
                and Management                                                     11

Item 13.        Certain Relationships and Related Transactions                     11


                                                    Part IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                                11

                                     PART I


ITEM 1.          BUSINESS
Georgia-Pacific Corporation was organized in 1927 under the laws of the State of Georgia.

Information pertaining to the Corporation's industry segments set forth under the captions "Building Products," "Pulp and Paper," "Management's Discussion and Analysis," Note 2 of the Notes to Financial Statements, "Sales and Operating Profits by Industry Segment," and "Operating Statistics" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

RESOURCES
TIMBER
Information pertaining to the Corporation's timber resources set forth under the captions "Building Products - Forest Resources" and "Operating Statistics" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

MINERALS
Information pertaining to the Corporation's gypsum resources set forth under the caption "Building Products - Gypsum Products" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

ENVIRONMENT
Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment set forth under the captions "Environment," "Management's Discussion and Analysis - Investment Activities" and Note 9 of the Notes to Financial Statements of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

EMPLOYEES
Information pertaining to persons employed by the Corporation set forth under the caption "Management's Discussion and Analysis - Other" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.


ITEM 2.          PROPERTIES
Information pertaining to the number of manufacturing facilities as of December 31, 1993 and capacity and historical production volumes as of December 31, 1993 by plant type set forth under the caption "Operating Statistics" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

Information pertaining to the Corporation's lease obligations set forth in Note 1 of the Notes to Financial Statements of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

Information concerning the Corporation's timber and mineral resources is presented under Item 1 "Business - Resources" of this Form 10-K.


ITEM 3.          LEGAL PROCEEDINGS
The information contained in Note 9 "Commitments and Contingencies" of the Notes to Financial Statements of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference. Although the ultimate outcome of the legal proceedings described therein and described below cannot be determined with certainty, management believes that any liability resulting from the pending matters, after considering existing reserves, will not have a material adverse effect on the consolidated financial condition of the Corporation.

ENVIRONMENTAL REMEDIATION

As previously reported, the Corporation has been notified that it is or may be a potentially responsible party with respect to certain hazardous waste disposal sites (currently approximately 116 in number) in actions by the U. S. Environmental Protection Agency (the "EPA") and various state agencies which seek remedial action. Accruals have been made for potential costs associated with such remedial action based on the best estimates available after considering mitigating factors such as contributions from other parties. In certain instances, outside consultants have been engaged by the Corporation and other potentially responsible parties to assist such parties in the estimation of the total costs of such remedial action. In 47 of these 116 sites, the Corporation either had no liability or has resolved the matter. In 11 of these 116 sites, the Corporation believes it has little or no liability because of the nature of the activities conducted there. With respect to the remaining 58 sites, the Corporation cannot predict with certainty the total cost of such cleanups, the Corporation's share of the total cost of multi-party cleanups or the extent to which contributions will be available from other parties, the amount of time necessary to accomplish such cleanups or the availability of insurance coverage. Based upon previous experience with respect to the cleanup of hazardous substances, however, the Corporation believes, based on presently available information, that at 55 of these sites, the Corporation's liability is de minimis and at the other three sites its potential liability will likely be significant but not material to the Corporation. With regard to one of these three sites, the Corporation, in response to a demand from the Michigan Department of Natural Resources, is conducting a Remedial Investigation/Feasibility Study (the "Study") concerning alleged PCB contamination of two landfills and, in conjunction with three other paper companies, a section of the Kalamazoo River from Kalamazoo, Michigan to Lake Michigan. The Study is proposed for completion in September 1996. The Corporation and the three other paper companies are pursuing other parties identified as potentially responsible parties to join the group and contribute to the cost of the Study.

As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, in an effort to recover a portion of the costs of the environmental remediation liabilities discussed in the preceding paragraph, the Corporation and certain of its subsidiaries brought suit on September 22, 1992 (Georgia-Pacific Corporation et al. v. Aetna Casualty & Surety Company et al.) against certain of their current and former liability insurance carriers in the Superior Court of the State of Washington in King County. The complaint seeks a declaratory judgment that the insurance companies named as defendants are obligated under the terms and conditions of the policies sold by them to the Corporation to defend the Corporation and to pay, on the Corporation's behalf, liabilities asserted against it for remediation costs of certain sites. A trial date of April 3, 1995, has been set.

ENVIRONMENTAL PROCEEDINGS

Pursuant to the rules of the Securities and Exchange Commission, the Corporation is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000. Following are descriptions of the legal proceedings meeting these criteria.

As last reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, at the request of the EPA, the Department of Justice filed suit on September 10, 1992, against the Corporation in the U.S. District Court of Maine seeking civil penalties for various alleged violations of air and water emission permits of the Corporation's Woodland, Maine mill. The State of Maine joined the EPA on the federal claims and also pursued other state air regulation claims on its own behalf. In 1993, the Corporation settled the claim with the State of Maine and the EPA for the amount of $365,000. The state-only claim has been settled for $390,000.

As reported in the Corporation's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1992 and March 31, 1993, about July 20, 1992, the Corporation received from the EPA a Notice of Violation alleging past violations of a construction permit regulating air emissions at the Corporation's Gaylord, Michigan facility. On March 31, 1993, the Corporation received a second Notice of Violation alleging additional past violations at the same facility. The Corporation is presently discussing settlement of these claims with the Department of Justice.

As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, air emissions tests taken at the Corporation's Louisville, Mississippi, facility indicated that the facility had exceeded its allowable air emission rate. The facility submitted the test results to the State on May 4, 1992. On April 12, 1993, the Corporation paid a fine of $12,000 to the State to settle these violations.

As previously reported in the Corporation's Annual Report on Form

10-K for the year ended December 31, 1992 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, the Corporation has received two comprehensive information requests from the EPA concerning its facilities which manufacture oriented strand board, medium density fiberboard, plywood and particleboard. Other companies in the industry have received similar requests. The purpose of the information requests, which relate to permit history, emissions and control strategies, is to determine the compliance status of these facilities. The responses to the information requests were submitted on a timely basis. Since then the Corporation has had several meetings with the EPA, the Department of Justice and state environmental agencies to discuss issues of compliance and measurement of air emissions. To date, the Corporation has received no Notices of Violation, complaints or proposed consent agreements from the EPA as a result of its responses to these information requests.

As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, in October 1993, the Western Environmental Law Center, on behalf of the Oregon Natural Resources Council
(ONRC), gave the Corporation notice of its intent to file a citizen's suit pursuant to Section 505 of the Clean Water Act for alleged violations of wastewater discharge permit limits at the Corporation's Toledo, Oregon plant. The notice alleges a number of violations. The Corporation believes it is in compliance with all requirements of this permit. On February 16, 1994, the citizen's suit was filed (ONRC v. Georgia-Pacific Corporation, filed in the U.S. District Court in Oregon); the Corporation must respond by May 2, 1994.


ASBESTOS LITIGATION

As previously disclosed, the Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos containing products. As of March 1, 1994, the Corporation was defending claims of approximately 25,000 such plaintiffs, in approximately 13,000 lawsuits, who have brought suit against the Corporation. The Corporation believes it has meritorious defenses to most of these cases.

As reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, the Corporation is one of many defendants in two class actions that are seeking damages to compensate plaintiffs for the costs of abatement or monitoring of asbestos in school buildings. A settlement, in an amount not material to the Corporation, has been negotiated for the Asbestos School Litigation, which involves a class of elementary and secondary schools in the United States. This settlement must be approved by the court. The class action Central Wesleyan College v. W.R. Grace & Co., involving a class of colleges and universities in the United States, is continuing and the Corporation believes it will have little or no liability in this action.

Approximately 300 Canadian citizens have intervened as plaintiffs in the Harrison County, Texas case of Marilyn Rose Webb v. Georgia-Pacific, et al., Civil Action Number 88-0687, in which unspecified damages are sought. Approximately one-quarter of these plaintiffs died of an alleged asbestos-related cancer and many claim to have worked with Georgia-Pacific asbestos-containing products. Since 1993, a group of approximately 60 plaintiffs in this case have been set for trial each quarter. Georgia-Pacific is one of approximately 22 defendants.

DIOXIN LITIGATION

As previously disclosed, the Corporation is defending a number of suits (approximately 220 suits involving 9,160 plaintiffs as of the date of this Report) in state court in Mississippi (the "Mississippi Dioxin Cases") against Leaf River Forest Products, Inc. ("LRFP") and Great Northern Nekoosa Corporation ("GNN"), both of which now are wholly-owned subsidiaries of Georgia-Pacific Corporation. Most of the cases filed after the Corporation acquired GNN and LRFP in 1990 have included the Corporation as a defendant. These suits allege a variety of torts including nuisance, trespass and infliction of emotional distress, in each case caused by the discharge of 2,3,7,8 - TCDD ("dioxin") into the Leaf River from LRFP's pulp mill at New Augusta, Mississippi. With the exception of one plaintiff, the claims against LRFP, GNN and the Corporation in the Mississippi Dioxin Cases do not assert any actual physical harm and the plaintiffs have declined to be tested for exposure to dioxin. As a result of certain process changes initiated by mill management beginning in 1988, dioxin has not been detected in the mill's effluent for approximately three and one-half years.

As first reported in the Corporation's Current Report on Form 8-K dated February 6, 1992, the first two Mississippi Dioxin Cases tried (Simmons v. Leaf River Forest Products, Inc. et al. and Ferguson v. Leaf River Forest Products, Inc. et al.) resulted in awards of a total of $241,000 in compensatory damages and $4 million in punitive damages to three plaintiffs with respect to certain claims. The jury found in favor of the Corporation with respect to a fourth plaintiff. The Corporation has appealed both verdicts and they were argued before the Mississippi Supreme Court on March 21, 1994. Although there can be no assurances as to the ultimate outcome, the Corporation, based on opinions of counsel, believes that substantial grounds exist for reversal of the Simmons and Ferguson verdicts.

As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, on July 8, 1993, in the trial of the third Mississippi Dioxin Case the jury returned a verdict in favor of the Corporation on all counts, with no award being made to any of the four plaintiffs. The plaintiffs have filed a notice of appeal.

As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, on November 9, 1993, the circuit court judge to whom almost all the remaining Mississippi Dioxin Cases have been assigned issued an Order delaying trials and otherwise staying material proceedings in these cases until the Mississippi Supreme Court considers the Ferguson and Simmons appeals.

In January 1994, one of the two dioxin-related cases pending in federal court in Mississippi, which was scheduled for trial in June 1994, was voluntarily dismissed with prejudice by the plaintiffs after testing of the plaintiffs' property indicated that no dioxin from the Leaf River mill was present on the property. In February 1994, the plaintiff moved to dismiss the complaint in the other federal case.

As first reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, on July 15, 1992, the plaintiffs in one of the pending Mississippi Dioxin Cases had moved to certify a class action. On October 20, 1992, the court issued an order certifying a class action on behalf of between 8,000 and 13,000 plaintiffs owning property and businesses on the Leaf, Pascagoula and Escatawpa Rivers as well as persons who have eaten fish from, swam in or made recreational use of the rivers. As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the Corporation appealed and on October 7, 1993, the Mississippi Supreme Court vacated the trial court's order. The Supreme Court ruled that the trial judge lacked authority under his special appointment to allow a class to be certified.

As previously reported, on January 20, 1992, LRFP's primary insurance carrier took the position that the Mississippi Dioxin Cases are not within its coverage. LRFP and GNN have filed suit in federal court in Mississippi against their insurance carriers, Aetna Casualty & Surety Co., Federal Insurance Company and six other insurers, seeking a declaratory judgment to the effect that such claims are within the policy provisions.

Although there can be no assurance as to the ultimate outcome of the Mississippi Dioxin Cases, the Corporation believes that it has meritorious defenses to the pending claims (the vast majority of which are principally for alleged emotional distress as a result of consuming fish from the rivers).



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS During the fourth quarter of 1993, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information with respect to the

                          Market for the Corporation's Common Equity and Related Stockholder Matters set forth under the captions "Highlights," Note 12 of the Notes to Financial Statements and "Investor Information" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA Information with respect to Selected Financial Data set forth under the captions "Selected Financial Data - Operations" and Selected Financial Data - Financial Position, End of Year" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Information with respect to Management's Discussion and Analysis set forth under the caption "Management's Discussion and Analysis" of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

                          On February 25, 1994, the Corporation completed the sale of its envelope manufacturing business to a company sponsored by The Sterling Group, Inc. The Corporation expects the sale to result in after-tax cash proceeds of approximately $115 million and an after-tax net gain of approximately $20 million, subject to certain post-closing adjustments.

                          The Corporation completed the sale of its roofing manufacturing business to Atlas Roofing Corporation on March 2, 1994. The Corporation expects the sale to result in after-tax cash proceeds of approximately $33 million and an after-tax net gain of approximately $17 million, subject to certain post-closing adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Information with respect to Financial Statements and Supplementary Data as set forth under the captions "Statements of Income," "Statements of Cash Flows," "Balance Sheets," "Statements of Shareholders' Equity" and Notes 1 through 12 of the Notes to Financial Statements of the Corporation's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements included herein.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Information with respect to Directors of the Corporation and disclosure pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Corporation's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 28, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Corporation are as follows:

                             Date first
                             elected as
Name                 Age     an officer         Position or office
- ----                 ---     ----------     ---------------------------

A. D. Correll         52       1988          Chairman and Chief
                                              Executive
                                              Officer and a Director

W. E. Babin           58       1990          Executive Vice President -
                                              Pulp and Paper

Davis K. Mortensen    61       1982          Executive Vice President -
                                              Building Products


Donald L. Glass       45       1982          Senior Vice President -
                                              Building Products
                                              Manufacturing and Sales

James F. Kelley       52       1993          Senior Vice President -
                                              Law and General Counsel

Maurice W. Kring      57       1983          Senior Vice President -
                                              Containerboard and
                                              Packaging

George A. MacConnell  46       1983          Senior Vice President -
                                              Distribution and Millwork

John F. McGovern      47       1983          Senior Vice President -
                                              Finance and Chief
                                              Financial Officer

Lee M. Thomas         50       1993          Senior Vice President -
                                              Environmental, Government
                                              Affairs and Communications

James E. Bostic, Jr.  46       1991          Group Vice President -
                                              Communication Papers

Gerard R. Brandt      54       1990          Group Vice President -
                                              Packaged Products





Clint M. Kennedy      44       1988       Group Vice President - Pulp
                                           and Bleached Board

James E. Terrell      44       1989       Vice President and
                                           Controller

Alston D. Correll, Chief Executive Officer of Georgia-Pacific since May 4, 1993, and Chairman of the Corporation since December 2, 1993, has been a director of the Corporation since 1992. Mr. Correll served as President and Chief Operating Officer of the Corporation from August 1991 until May 4, 1993, and as President and Chief Executive Officer from May 4, 1993, until December 2, 1993. Mr. Correll served as Senior Vice President--Pulp and Printing Paper from February 1988 through March 1989, and Executive Vice President--Pulp and Paper from April 1989 through July 1991.

W. E Babin has been Executive Vice President - Pulp and Paper since January 1993. Prior to that time, Mr. Babin served as Executive Vice President - Pulp and Paperboard from May 1992 to January 1993, Senior Vice President - Containerboard and Packaging from January 1991 to May 1992, and Group Vice President - Containerboard and Packaging from February 1990 to January 1991. Prior to joining the Corporation, Mr. Babin held the position of Group Vice President with Inland Container Corporation (a forest products company) for approximately eight years.

Davis K. Mortensen has been Executive Vice President - Building Products since 1989. He became an executive officer in 1987, when he was elected Executive Vice President - Building Products Manufacturing.

Donald L. Glass has been Senior Vice President - Building Products Manufacturing and Sales since 1991, served as Senior Vice President - Building Products Manufacturing from 1989 to 1991, and served as Vice President - Gypsum and Roofing Division from 1987 to 1989.

James F. Kelley joined the Corporation as Senior Vice President - Law and General Counsel in December 1993. Prior to that time, he was a partner in the law firm of Jones Day Reavis & Pogue.

Maurice W. Kring has been Senior Vice President - Containerboard and Packaging since February 1994. Prior to that time, he served as Group Vice President - Containerboard and Packaging from July 1993 until February 1994, Group Vice President - Packaged Products from 1987 to July 1993, and Group Vice President
- - Tissue, Pulp and Paperboard from 1985 to 1987.

George A. MacConnell has been Senior Vice President - Distribution and Millwork since February 1993, served as Senior Vice President - Distribution and Specialty Operations from 1989 to February 1993, and served as Senior Vice President - Distribution Division from 1987 to 1989.

John F. McGovern has been Senior Vice President - Finance since January 1993 and Chief Financial Officer since February 1994. He served as Vice President - Finance from 1983 until January 1993, and as Treasurer from March 1992 to October 1993.

Lee M. Thomas has been Senior Vice President - Environmental, Government Affairs and Communications since February 1994. Prior to that time, he was Senior Vice President - Environmental and Government Affairs from March 1993 through January 1994. Prior to joining the Corporation in March 1993, Mr. Thomas served as Chairman and Chief Executive Officer of Law Companies Environmental Group, Inc. (an engineering and environmental services company) from 1989 until March 1993.

James E. Bostic, Jr. has been Group Vice President - Communication Papers since April 1992. Prior to that time, Mr. Bostic served as Group Vice President - Butler Paper and Mail-Well from January 1992 to April 1992, and as Vice President - Butler Paper and Mail- Well from January 1991 to January 1992. In addition, Mr. Bostic was General Manager, Commercial Products and Systems Division, from 1990 to 1991 and Director of Sales Operations, Consumer Paper Group, from 1988 to 1989.

Gerard R. Brandt has been Group Vice President - Packaged Products since July 1993. Prior to that time, Mr. Brandt served as Group Vice President - Butler Paper and Mail-Well from May 1992 to July 1993, Vice President - Butler Paper and Mail-Well from April 1992 to May 1992, Vice President - Communication Papers Manufacturing from May 1990 to April 1992, and Director - Printing Paper Manufacturing from December 1988 to May 1990.

Clint M. Kennedy has been Group Vice President - Pulp and Bleached Board since July 1992, served as Vice President - Sales and Marketing, Pulp and Bleached Board from May 1990 to July 1992, and served as Vice President - Pulp, Kraft Paper and Containerboard Sales from January 1988 to May 1990.

James E. Terrell was elected Vice President of the Corporation in January 1991 and has served as Controller since 1989. Mr. Terrell served as Group Controller - Administration and Financial Reporting from 1987 to 1989.

The Corporation's Board of Directors elects officers of the Corporation who hold the offices to which they are elected until the next annual organizational meeting of the Board. The Stock Option Plan and Management Compensation Committee fixes the compensation of the officers who are directors of the Corporation and recommends to the Board of Directors the amount of compensation for all other officers of the Corporation. The amount of compensation is then determined by the Board of Directors based on such recommendation. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11. EXECUTIVE COMPENSATION Information with respect to Executive Compensation is incorporated herein by reference to the Corporation's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 28, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Corporation's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 28, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Corporation's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 28, 1994.



                                   PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

                    (a) The following documents are filed as a part of this Annual Report for Georgia-Pacific Corporation and subsidiaries:

                        (1) The Financial Statements, Notes to Financial Statements and the Report of Independent Public Accountants dated February 18, 1994 listed below are incorporated herein by reference to the Corporation's 1993 Annual Report to
                               Shareholders:

                               Statements of Income for the years ended
                               December 31, 1993, 1992 and 1991.

                               Statements of Cash Flows for the years ended
                               December 31, 1993, 1992 and 1991.

                               Balance Sheets as of December 31, 1993 and
                               1992.

                               Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991.

                               Notes 1 through 12 of the Notes to Financial
                               Statements

                               Report of Independent Public Accountants

                        (2)    Financial Statement Schedules:

                               Report of Independent Public Accountants as to

          Schedules

           II Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties for the years ended December 31, 1993, 1992 and 1991.

           V Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.

           VI Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.

           VIII Valuation and Qualifying Accounts for the years ended December 31, 1993, 1992 and 1991.

           IX        Short-term Borrowings for the years ended
                     December 31, 1993, 1992 and 1991.

           X Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and 1991.

           Schedules other than those listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.


   (3)     Exhibits

           The exhibits required to be filed as part of this Annual Report on Form 10-K are as follows:

NUMBER     DESCRIPTION

3.1 Articles of Incorporation, restated as of October 30, 1989 (Filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, and incorporated herein by this reference thereto).

3.2 Bylaws as amended to date (Filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by this reference thereto).

4.1 Credit Agreement, dated as of June 30, 1993, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent (Filed as Exhibit 4.1(i) to the



*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

            Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by this reference thereto).

4.2 In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

4.3 Rights Agreement, dated as of July 31, 1989, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Rights Certificate attached as Exhibit A. (Filed as Exhibit 4.3 to the Corporation's Annual Report on
            Form 10-K for the year ended December 31, 1989, and incorporated herein by this reference thereto).


4.4(i) Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4(a) to the Corporation's Registration Statement on Form S-3 dated May 9, 1990, and incorporated herein by this reference thereto).

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

4.4(ii) First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).

10.1        Directors Group Life Insurance Program.*

10.2(i) Executive Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.2(ii) Amendment No. 1 to Executive Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.2(iii)   Executive Retirement Agreement (Officers Retirement Plan), as
            amended, as in effect after January 1, 1992 (Filed as Exhibit
            10.2(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).*

10.2(iv)    Amendment No. 2 to the Executive Retirement Agreement of Winfred
            E. Babin (entered into August 3, 1993) (Filed as Exhibit 10.2(ix) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).*

10.2(v) Amendment No. 2 to Executive Retirement Agreement for James C. Van Meter (entered into as of February 28, 1994).*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

10.3(i) Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as
               Exhibit 10.3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.3(ii) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as
               Exhibit 10.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.3(iii)      Key Salaried Employees Group Insurance Plan - Post-1986 Group
               (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1991, and incorporated herein by this reference thereto).*

10.3(iv) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.3(v)        Amendment No. 2 to Key Salaried Employees Group Insurance
               Plan -- Post-1986 Group (effective January 1, 1987)  (Filed as
               Exhibit 10.3(v) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).*

10.4 Directors Retirement Program (Filed as Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

10.5(i) 1988 Long-Term Incentive Plan (Filed as Exhibit 10.7(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).*

10.5(ii)       Amendment No. 1 to 1988 Long-Term Incentive Plan (Filed as
               Exhibit 10.7(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).*

10.6(i) 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).*

10.6(ii)       Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as
               Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.7           Retirement Letter Agreement of James C. Van Meter dated
               February 28, 1994.*

10.8 Consulting Agreement between Georgia-Pacific Corporation and James C. Van Meter dated February 28, 1994.*

10.9 1992 Management Incentive Plan (Filed as Exhibit 10.10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

10.10 1993 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).*

10.11          1994 Management Incentive Plan.*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

10.12 Consulting Agreement between the Corporation and Norma Pace, dated April 20, 1987 (Filed as Exhibit 10.12 to the
             Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).*

10.13(i) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as
             Exhibit 10.17(i) to the Corporation's Annual Report on Form
             10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

10.13(ii)    Receivables Purchase Agreement dated as of June 1, 1990, among
             Georgia-Pacific Corporation, as the Seller, and Canadian
             Imperial Bank of Commerce, Citibank, N.A. and The First National
             Bank of Chicago, as the Secondary Purchasers, and Matterhorn
             Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(ii) to the
             Corporation's Annual Report on Form 10-K for the year ended
             December 31, 1990, and incorporated herein by this reference thereto).

10.14 Amended and Restated Excess Benefit Plan to supplement benefits from Great Northern Nekoosa Corporation's Retirement Plan for Salaried Employees, effective as of January 1, 1987, and Amendment No. 1 thereto (Filed as Exhibit 11 to Great Northern Nekoosa Corporation's Schedule 14D-9 dated November 13, 1989, and incorporated herein by this reference thereto).*

10.15 Form of Great Northern Nekoosa Corporation Director's Agreement dated October 3, 1984 (Filed as Exhibit 10.26 to the
             Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).*

10.16        1994 Employee Stock Option Plan.

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

10.17 1993 Employee Stock Option Plan of the Corporation (Filed as Exhibit 4.3 to the Corporation's Registration Statement on Form S-8, No. 33-58664, and incorporated herein by this reference thereto).

10.18 Georgia-Pacific Corporation 1984 Employee Stock Option Plan (Restated to include all amendments through July 31, 1989) (Filed as Exhibit 10.6 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by this reference thereto).

11            Statements of Computation Per Share Earnings.

12            Statements of Computation of Ratio of Earnings to Fixed
              Charges.

13            Georgia-Pacific Corporation's 1993 Annual Report to
              Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.

18            Letter re Change in Accounting Principles (Filed as
              Exhibit 18 to the Corporation's Current Report on Form 8-K dated February 21, 1992, and incorporated herein by this reference thereto).

21            Subsidiaries.

23            Consent of Independent Public Accountants.

24            Powers of Attorney.

99 Parts 2 and 3 of Article 11 of the Georgia Business Corporation Code (successor to Articles 11 and 11A of the Georgia Business Corporation Code and Section 14-2-230 through 14-2-235 and 14-2-235 through 14-2-238 of the
              Official Code of Georgia Annotated) (Filed as Exhibit 28 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

      (b)     Reports on Form 8-K

              During the fourth quarter of fiscal 1993, the Registrant filed a Current Report on Form 8-K dated December 27, 1993, in which it reported under Item 5. "Other Events."

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        GEORGIA-PACIFIC CORPORATION
                                                (Registrant)

                                        By:  /s/ A. D. Correll
                                             ---------------------
                                             (A. D. Correll,
                                             Chairman and Chief
                                             Executive Officer)
                                        Date: March 23, 1994


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                    Signature                                        Title                                          Date
                    ---------                                        -----                                          ----
As Officers or Directors of GEORGIA-PACIFIC CORPORATION
/s/ A. D. Correll                                        Director, Chairman and                                March 23, 1994
- ---------------------------                               Chief Executive Officer
   (A. D. Correll)                                        (Principal Executive Officer)

/s/ John F. McGovern                                     Senior Vice President - Finance                       March 23, 1994
- ---------------------------                               and Chief Financial Officer
   (John F. McGovern)                                     (Principal Financial Officer)

/s/ James E. Terrell                                     Vice President and Controller                         March 23, 1994
- ---------------------------                               (Principal Accounting Officer)
   (James E. Terrell)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (Robert Carswell)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (Jewel Plummer Cobb)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (Donald V. Fites)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (Harvey C. Fruehauf, Jr.)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (Clifton C. Garvin, Jr.)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (Richard V. Giordano)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (David R. Goode)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (T. Marshall Hahn, Jr.)

            *                                            Director                                              March 23, 1994
- ---------------------------
   (M. Douglas Ivester)



         Signature                    Title                    Date
         ---------                    -----                    ----


            *                       Director                March 23, 1994
- ---------------------------
   (Francis Jungers)

            *                       Director                March 23, 1994
- ---------------------------
   (Robert E. McNair)

            *                       Director                March 23, 1994
- ---------------------------
   (Norma Pace)

            *                       Director                March 23, 1994
- ---------------------------
   (Louis W. Sullivan)

            *                       Director                March 23, 1994
- ---------------------------
   (James B. Williams)


*By/s/ James F. Kelley
   --------------------------
   (James F. Kelley)

*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.

            Report of Independent Public Accountants as to Schedules


To the Shareholders and the Board of
Directors of Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia-Pacific Corporation incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 6 to the financial statements, and the changes in the methods of accounting for certain manufacturing supplies and for postretirement health care and life insurance benefits in 1991 as discussed in Notes 1 and 7 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II, V, VI, VIII, IX and X are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             /s/ ARTHUR ANDERSEN & CO.


Atlanta, Georgia
February 18, 1994

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A                                  Column B          Column C              Column D                      Column E
- --------                                 ----------        ---------        ------------------------       ------------------------

                                                                                   Deductions                 Balance at end of
                                                                            ------------------------               period
                                         Balance at                                          Amounts       ------------------------
Name of                                  beginning                          Amounts          written                         Not
debtor                                   of period         Additions(1)     collected          off         Current          current
- --------                                 ----------        ---------        ---------        -------       --------         -------
Year ended December 31, 1993
- ----------------------------
Stephen K. Jackson                       $      -          $100,000(2)      $       -        $     -       $100,000         $     -

                                         --------          --------         ---------        -------       --------         -------

                                         $      -          $100,000         $       -        $     -       $100,000         $     -
                                         ========          ========         =========        =======       ========         =======

Year ended December 31, 1992
- ----------------------------
Gerard Brandt                            $      -          $140,590         $(140,590)(3)    $     -       $      -         $     -
Tony Andersen                                   -           147,763          (147,763)(3)          -              -               -
                                         --------          --------         ----------       -------       --------         -------
                                         $      -          $288,353         $(288,353)       $     -       $      -         $     -
                                         ========          ========         ==========       =======       ========         =======

Year ended December 31, 1991
- ----------------------------
Walter J. Riback                         $152,508(4)       $  6,153         $(158,661)(5)    $     -       $      -         $     -

                                         --------          --------         ----------       -------       --------         -------

                                         $152,508          $  6,153         $(158,661)       $     -       $      -         $     -
                                         ========          ========         ==========       =======       ========         =======





(1) Home equity loans made to full-time salaried employees who changed their place of residence as a result of company-requested transfers. Each loan is secured by an additional mortgage on the employee's residence at the former job location; is noninterest-bearing for the first six months; and is due upon the earlier of the sale of the employee's residence at the former job location or one year from the date of the loan.
(2) This is an interest free note for up to eighteen months. It must be paid in full by October 19, 1994.
(3) Collected in cash within six months of the date of the home equity loan. No interest was charged.
(4) Includes a $60,000 home equity loan dated March 9, 1990 and a $89,760 home equity loan dated May 24, 1990. Interest was accrued at 10% per annum beginning six months after the dates of the loans.
(5)  The loans were collected in cash, including all interest due.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A                            Column B         Column C       Column D              Column E              Column F
- --------                           ----------       ----------      ---------       --------------------        -------

                                   Balance at                                          Other Changes            Balance
                                   beginning        Additions                       --------------------        at end
Description                        of period        at cost         Retirements       Add        Deduct        of period
- -----------                        ----------       ----------      -----------     -------     --------       ---------
                                                                    (Millions)
Year ended December 31, 1993
- ----------------------------
Property, plant and equipment
  Land and improvements             $   247          $     7          $   (17)       $     -     $      -       $   237
  Buildings                           1,101               27              (54)             -            -         1,074
  Machinery and equipment             9,420              326             (196)             -                      9,550
  Construction in progress               64               61(2)             -              -            -           125
                                    -------          -------          -------        -------     --------       -------
                                    $10,832          $   421          $  (267)       $     -     $      -       $10,986
                                    =======          =======          =======        =======     ========       =======

Timber and timberlands (net)        $ 1,402          $    46          $   (14)       $     -     $    (53)(1)   $ 1,381
                                    =======          =======          =======        =======     ========       =======

Year ended December 31, 1992
- ----------------------------
Property, plant and equipment
  Land and improvements             $   214          $    21          $    (3)       $    15(3)  $      -       $   247
  Buildings                             986               24               (5)            96(3)         -         1,101
  Machinery and equipment             8,521              292              (81)           688(3)         -         9,420
  Construction in progress               54               10(2)             -              -            -            64
                                    -------          -------          -------        -------     --------       -------
                                    $ 9,775          $   347          $   (89)       $   799     $      -       $10,832
                                    =======          =======          =======        =======     ========       =======

Timber and timberlands (net)        $ 1,377          $    37          $    (9)       $    39(3)  $    (42)(1)   $ 1,402
                                    =======          =======          =======        =======     ========       =======

Year ended December 31, 1991
- ----------------------------
Property, plant and equipment
  Land and improvements             $   217          $    31          $   (34)(4)    $     -     $      -       $   214
  Buildings                             960               75              (49)(4)          -            -           986
  Machinery and equipment             8,378              798             (655)(4)          -            -         8,521
  Construction in progress              493             (414)(2)          (25)             -            -            54
                                    -------          -------          -------        -------     --------       -------
                                    $10,048          $   490          $  (763)       $     -     $      -       $ 9,775
                                    =======          =======          =======        =======     ========       =======

Timber and timberlands (net)        $ 1,630          $    38          $  (240)       $     -     $    (51)(1)   $ 1,377
                                    =======          =======          =======        =======     ========       =======




(1)  Represents timber depletion expense.
(2)  Construction in progress additions are shown net of completed projects.
(3) Primarily related to adoption of Financial Accounting Standard Number 109, "Accounting for Income Taxes," (FAS 109) effective January 1, 1992.
(4) Retirements for the year ended December 31, 1991 have been restated to reflect the reclassification of certain assets associated with the acquisition of Great Northern Nekoosa Corporation.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A                                  Column B        Column C       Column D                  Column E             Column F
- --------                                 ----------      ----------      --------         ------------------------      --------

                                                         Additions
                                         Balance at      charged to                              Other Changes          Balance at
                                         beginning       costs and        Retire-         ------------------------      end
Description                              of period       expenses         ments              Add          Deduct        of period
- -----------                              ----------      ----------       --------        ---------      ---------     -----------
                                                                         (Millions)
Year ended December 31, 1993
- ----------------------------
Property, plant and equipment
  Land and improvements                    $    58        $    10        $    (1)         $     -        $     -        $    67
  Buildings                                    415             49            (17)               -              -            447
  Machinery and equipment                    4,528            652           (156)               -              -          5,024
                                           -------        -------        -------          -------        -------        -------
                                           $ 5,001        $   711        $  (174)         $     -        $     -        $ 5,538
                                           =======        =======        =======          =======        =======        =======

Year ended December 31, 1992
- ----------------------------
Property, plant and equipment
  Land and improvements                    $    48        $    10        $    (1)         $     1(1)     $     -        $    58
  Buildings                                    353             51             (3)              14(1)           -            415
  Machinery and equipment                    3,807            686            (69)             104(1)           -          4,528
                                           -------        -------        -------          -------        -------        -------
                                           $ 4,208        $   747        $   (73)         $   119        $     -        $ 5,001
                                           =======        =======        =======          =======        =======        =======

Year ended December 31, 1991
- ----------------------------
Property, plant and equipment
  Land and improvements                    $    45        $    10(2)     $    (7)         $     -        $     -        $    48
  Buildings                                    321             66(2)         (34)               -              -            353
  Machinery and equipment                    3,341            597(2)        (131)               -              -          3,807
                                           -------        -------        -------          -------        -------        -------
                                           $ 3,707        $   673        $  (172)         $     -        $     -        $ 4,208
                                           =======        =======        =======          =======        =======        =======



(1) Primarily related to adoption of Financial Accounting Standard Number 109, "Accounting for Income Taxes," (FAS 109) effective January 1,
     1992.
(2) Additions for the year ended December 31, 1991 have been restated to reflect the reclassification of certain accumulated depreciation balances associated with the acquisition of Great Northern Nekoosa Corporation.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A                            Column B                    Column C                  Column D        Column E
- --------                            ----------        ---------------------------        ----------      ----------

                                                               Additions
                                                      ---------------------------
                                    Balance at        Charged to       Charged to                        Balance at
                                    beginning         costs and        other                             end
Description                         of period         expenses         accounts          Deductions      of period
- -----------                         ----------        ----------       ----------        ----------      ----------
                                                                       (Millions)

Year ended December 31, 1993
- ----------------------------
Allowance for doubtful
accounts                                $   35            $    8          $     -           $   (11)(1)      $   32
                                        ------            ------          -------           -------          ------

Year ended December 31, 1992
- ----------------------------
Allowance for doubtful
accounts                                $   36            $   10          $     1(2)        $   (12)(3)      $   35
                                        ------            ------          -------           -------          ------

Year ended December 31, 1991
- ----------------------------
Allowance for doubtful
accounts                                $   39            $   12          $     -           $   (15)(4)      $   36
                                        ------            ------          -------           -------          ------




(1) Includes $2 million deducted with the sale of Butler Paper Company assets and $9 million of accounts written off.
(2)  Recoveries of accounts previously written off.
(3)  Accounts written off.
(4) Includes $1 million deducted with the sale of two groundwood paper mills and a sawmill and $14 million of accounts written off.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


Column A                                 Column B      Column C        Column D         Column E          Column F
- --------                                 ---------     ----------      -----------      -----------      --------------
                                                                       Maximum          Average          Weighted
                                                       Weighted        amount           amount           average
                                         Balance       average         outstanding      outstanding      interest rate
                                         at end of     interest        during the       during the       during the
Description                              period        rate            period           period           period(1)
- -----------                              ---------     ----------      -----------      -----------      --------------
                                                                   (Dollar amounts in millions)
Year ended December 31, 1993
- ----------------------------
Commercial paper and other
short-term notes                            $  650          3.620%          $  965           $  680               3.573%
                                            ------         ------           ------           ------              ------

Year ended December 31, 1992
- ----------------------------
Commercial paper and other
short-term notes                            $  691          4.132%          $1,514           $  855               4.485%
                                            ------         ------           ------           ------              ------

Year ended December 31, 1991
- ----------------------------
Commercial paper and other
short-term notes                            $1,210          5.584%          $1,229           $  968               6.654%
                                            ------         ------           ------           ------              ------



(1)  Interest is computed on a daily average basis.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



Column A                                        Column B
- --------                                       ----------

                                               Charged to
                                               costs and
Description                                    expenses
- -----------                                    ----------
                                               (Millions)



Year ended December 31, 1993
- ----------------------------
Maintenance and repairs expense                   $789
                                                  ----



Year ended December 31, 1992
- ----------------------------
Maintenance and repairs expense                   $779
                                                  ----


Year ended December 31, 1991
- ----------------------------
Maintenance and repairs expense                   $779
                                                  ----

                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                          FILED WITH THE ANNUAL REPORT
                              ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1993


NUMBER       DESCRIPTION
 3.1          Articles of Incorporation, restated as of October 30, 1989 (Filed as
              Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1989, and incorporated herein by this reference thereto).

 3.2          Bylaws as amended to date (Filed as Exhibit 3.2 to the Corporation's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by this reference thereto).

 4.1          Credit Agreement, dated as of June 30, 1993, among Georgia-Pacific
              Corporation, as borrower, the lenders named therein, and Bank of
              America National Trust and Savings Association, as agent (Filed as
              Exhibit 4.1(i) to the Corporation's Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1993, and incorporated herein by this reference thereto).

 4.2          (1)

 4.3          Rights Agreement, dated as of July 31, 1989, between Georgia-Pacific
              Corporation and First Chicago Trust Company of New York, with form of
              Rights Certificate attached as Exhibit A. 2  (Filed as Exhibit 4.3 to the Corporation's Annual Report on Form 10-K for the year ended
              December 31, 1989, and incorporated herein by this reference thereto).


 4.4(i)       Indenture, dated as of March 1, 1983, between Georgia-Pacific
              Corporation and The Chase Manhattan Bank (National Association),
              Trustee (Filed as Exhibit 4(a) to the Corporation's Registration
              Statement on Form S-3 dated May 9, 1990, and incorporated herein by this reference thereto).

 4.4(ii)      First Supplemental Indenture, dated as of July 27, 1988, among
              Georgia-Pacific Corporation, The Chase Manhattan Bank (National
              Association), Trustee, and Morgan Guaranty Trust Company of New York
              (Filed as Exhibit 4.4(ii) to the Corporation's Annual Report on Form
              10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).

 10.1         Directors Group Life Insurance Program. (2)

 10.2(i)      Executive Retirement Agreement (Officers Retirement Plan) (Filed as
              Exhibit 10.2(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

(1) In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2) Filed via EDGAR.

10.2(ii)            Amendment No. 1 to Executive Retirement Agreement (Officers
                    Retirement Plan) (Filed as Exhibit 10.2(ii) to the Corporation's
                    Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

10.2(iii)           Executive Retirement Agreement (Officers Retirement Plan), as
                    amended, as in effect after January 1, 1992  (Filed as Exhibit
                    10.2(iii) to the Corporation's Annual Report on Form 10-K for the
                    year ended December 31, 1992, and incorporated herein by this reference thereto).

10.2(iv)            Amendment No. 2 to the Executive Retirement Agreement of Winfred E.
                    Babin (entered into August 3, 1993) (Filed as Exhibit 10.2(ix) to the
                    Corporation's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1993, and incorporated herein by this reference thereto).

10.2(v)             Amendment No. 2 to Executive Retirement Agreement for James C. Van
                    Meter (entered into as of February 28, 1994). (2)

10.3(i)             Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As
                    Amended and Restated Effective January 1, 1987) (Filed as Exhibit
                    10.3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

10.3(ii)            Amendment No. 1 (Effective January 1, 1991) to the Key Salaried
                    Employees Group Insurance Plan - Pre-1987 Group (As Amended and
                    Restated Effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the
                    Corporation's Annual Report on Form 10-K for the year ended December
                    31, 1991, and incorporated herein by this reference thereto).

10.3(iii)           Key Salaried Employees Group Insurance Plan - Post-1986 Group
                    (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the
                    Corporation's Annual Report on Form 10-K for the year ended December
                    31, 1991, and incorporated herein by this reference thereto).

10.3(iv)            Amendment No. 1 (Effective January 1, 1991) to the Key Salaried
                    Employees Group Insurance Plan - Post-1986 Group (Effective January
                    1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual
                    Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

10.3(v)             Amendment No. 2 to Key Salaried Employees Group Insurance Plan --
                    Post-1986 Group (effective January 1, 1987)  (Filed as Exhibit
                    10.3(v) to the Corporation's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1993, and incorporated herein by this reference thereto).





(1) In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2) Filed via EDGAR.

 10.4         Directors Retirement Program (Filed as Exhibit 10.4 to the
              Corporation's Annual Report on Form 10-K for the year ended December
              31, 1991, and incorporated herein by this reference thereto).

 10.5(i)      1988 Long-Term Incentive Plan  (Filed as Exhibit 10.7(i) to the
              Corporation's Annual Report on Form 10-K for the year ended December
              31, 1992, and incorporated herein by this reference thereto).

 10.5(ii)     Amendment No. 1 to 1988 Long-Term Incentive Plan (Filed as Exhibit
              10.7(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

 10.6(i)      1990 Long-Term Incentive Plan (Filed as Exhibit 10.8 to the
              Corporation's Annual Report on Form 10-K for the year ended December
              31, 1990, and incorporated herein by this reference thereto).

 10.6(ii)     Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as Exhibit
              10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

 10.7         Retirement Letter Agreement of James C. Van Meter dated February 28,
              1994. (2)

 10.8         Consulting Agreement between Georgia-Pacific Corporation and James C.
              Van Meter dated February 28, 1994. (2)

 10.9         1992 Management Incentive Plan (Filed as Exhibit 10.10 to the
              Corporation's Annual Report on Form 10-K for the year ended December
              31, 1991, and incorporated herein by this reference thereto).

 10.10        1993 Management Incentive Plan (Filed as Exhibit 10.11 to the
              Corporation's Annual Report on Form 10-K for the year ended December
              31, 1992, and incorporated herein by this reference thereto).

 10.11        1994 Management Incentive Plan.  (2)

 10.12        Consulting Agreement between the Corporation and Norma Pace, dated
              April 20, 1987 (Filed as Exhibit 10.12 to the Corporation's Annual
              Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).





(1) In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2) Filed via EDGAR.

 10.13(i)        Receivables Purchase Agreement dated as of June 1, 1990, among
                 Georgia-Pacific Corporation, as the Seller, and Asset Securitization
                 Cooperative Corporation, Corporate Asset Funding Company, Inc.,
                 Falcon Asset Securitization Corporation and Matterhorn Capital
                 Corporation, as the Purchasers, and Canadian Imperial Bank of
                 Commerce, as the Administrative Agent (Filed as Exhibit 10.17(i) to
                 the Corporation's Annual Report on Form 10-K for the year ended
                 December 31, 1990, and incorporated herein by this reference thereto).

 10.13(ii)       Receivables Purchase Agreement dated as of June 1, 1990, among
                 Georgia-Pacific Corporation, as the Seller, and Canadian Imperial
                 Bank of Commerce, Citibank, N.A. and The First National Bank of
                 Chicago, as the Secondary Purchasers, and Matterhorn Capital
                 Corporation and Canadian Imperial Bank of Commerce, as the
                 Administrative Agent (Filed as Exhibit 10.17(ii) to the Corporation's
                 Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

 10.14           Amended and Restated Excess Benefit Plan to supplement benefits from
                 Great Northern Nekoosa Corporation's Retirement Plan for Salaried
                 Employees, effective as of January 1, 1987, and Amendment No. 1 thereto (Filed as Exhibit 11 to Great Northern Nekoosa Corporation's
                 Schedule 14D-9 dated November 13, 1989, and incorporated herein by this reference thereto).

 10.15           Form of Great Northern Nekoosa Corporation Director's Agreement dated
                 October 3, 1984 (Filed as Exhibit 10.26 to the Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

 10.16           1994 Employee Stock Option Plan. (2)

 10.17           1993 Employee Stock Option Plan of the Corporation (Filed as Exhibit
                 4.3 to the Corporation's Registration Statement on Form S-8, No.
                 33-58664, and incorporated herein by this reference thereto).

 10.18           Georgia-Pacific Corporation 1984 Employee Stock Option Plan (Restated
                 to include all amendments through July 31, 1989)  (Filed as Exhibit
                 10.6 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, and  incorporated herein by this reference thereto).

 11              Statements of Computation Per Share Earnings.  (2)

 12              Statements of Computation of Ratio of Earnings to Fixed Charges.  (2)





(1) In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2) Filed via EDGAR.

  13            Georgia-Pacific Corporation's 1993 Annual Report to Shareholders.  (2)
                Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.

  18            Letter re Change in Accounting Principles (Filed as Exhibit 18 to the
                Corporation's Current Report on Form 8-K dated February 21, 1992, and incorporated herein by this reference thereto).

  21            Subsidiaries.  (2)

  23            Consent of Independent Public Accountants.  (2)

  24            Powers of Attorney.  (2)

  99            Parts 2 and 3 of Article 11 of the Georgia Business Corporation Code
                (successor to Articles 11 and 11A of the Georgia Business Corporation
                Code and Section 14-2-230 through 14-2-235 and 14-2-235 through 14-2-
                238 of the Official Code of Georgia Annotated) (Filed as Exhibit 28
                to the Corporation's Annual Report on Form 10-K for the year ended
                December 31, 1990, and incorporated herein by this reference thereto).





(1) In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
(2) Filed via EDGAR.