Form 10-Q
period 1994-03-31
GEORGIA PACIFIC CORP
filed 1994-05-05
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   __________

                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


                         Commission File Number 1-3506

                                  __________

                          GEORGIA-PACIFIC CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               GEORGIA                                  93-0432081
        (State of Incorporation)                (IRS Employer Id. Number)



              133 PEACHTREE STREET, N.E., ATLANTA, GEORGIA  30303
                    (Address of Principal Executive Offices)


                                 (404) 652-4000
                        (Telephone Number of Registrant)


                                   __________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes x .  No   .
                                       ---     ---
As of the close of business on April 30, 1994, Georgia-Pacific Corporation had 90,353,471 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

                          GEORGIA-PACIFIC CORPORATION
                                March 31, 1994

     The following unaudited consolidated financial statements of Georgia-Pacific Corporation and Subsidiaries as of and for the three-month period ended March 31, 1994 (Exhibit 19 hereto), are incorporated herein by reference:

Statements of Income
Statements of Cash Flows
Balance Sheets
Notes to Financial Statements
Sales and Operating Profits by Industry Segment


MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH 1993
     Georgia-Pacific reported net sales of $2.96 billion for the three months ended March 31, 1994, a slight increase compared with net sales of $2.94 billion reported a year ago. Net income for the 1994 first quarter was $40 million (45 cents per share) which included a net, after-tax gain of $34 million (38 cents per share) primarily related to the sale of the Corporation's envelope and roofing manufacturing businesses. In addition, net income includes an $11 million (12 cents per share) after-tax loss on the early retirement of debt and a $5 million (6 cents per share) one-time, after-tax charge for the adoption of Financial Accounting Standard Number 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. Net income for the 1993 first quarter was $41 million (47 cents per share) which included a $3 million (3 cents per share) after-tax charge on the sale of the Corporation's paper distribution business.
     The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Exhibit 19 hereto).
     The building products segment reported net sales of $1.77 billion for the 1994 first quarter, an increase of 10.7 percent from $1.60 billion a year ago. Profits for this segment, however, decreased 20.1 percent to $247 million for the three months ended March 31, 1994 from $309 million for the 1993 comparable period. Accordingly, the return on sales decreased to 14.0% in 1994 from 19.4% in 1993.
     Affecting the 1994 results are increased wood costs and declining prices for the Corporation's structural wood panels and lumber products. Average plywood prices were approximately 7 percent lower in 1994 compared with the same 1993 period, and average lumber prices were approximately 15 percent higher compared with the 1993 first quarter. Average margins for both, however, were adversely affected by wood costs that were between approximately 10 and 15 percent higher than 1993 first quarter levels. The result is a significant decline in profit margins this quarter from a year ago in many of the Corporation's building products, including those sold through this segment's distribution business. Profits for the distribution business were significantly lower for the 1994 first quarter compared with the 1993 first quarter because prices for lumber and structural panels sold by this business declined during the 1994 first quarter compared with the same 1993 period when prices rose. High 1994 first quarter inventory levels at mills and wholesale establishments along with rising interest rates exerted downward pressure on distribution business prices.
     The pulp and paper segment reported net sales of $1.18 billion for the 1994 first quarter compared with $1.34 billion a year ago. The 11.9 percent decrease is primarily attributed to the sale of the Corporation's paper distribution business during the 1993 first quarter and its envelope business during the 1994 first quarter. This segment also reported losses of $53 million and $67 million in the 1994 first quarter and 1993 first quarter, respectively. Overall, weak market conditions continue to affect the pulp and paper segment. Some price improvements, however, have been realized in this segment's market pulp, containerboard and tissue businesses since year-end 1993. Although average pulp and containerboard prices for the first quarter of 1994 were relatively flat compared with the 1993 comparable period, prices in both areas have increased since year-end 1993. In addition, average tissue prices were higher than year-ago levels and higher than 1993 year-end levels. Average communication paper prices for the first quarter of 1994, although higher than 1993 first quarter averages, declined from end of year levels due to industry capacity increases in both the 1993 fourth quarter and the 1994 first quarter with no appreciable increase in demand.
     During the 1994 first quarter, the Corporation recorded other pretax income of $57 million ($34 million after taxes), primarily resulting from the sales of its roofing manufacturing and envelope businesses. The 1993 first quarter results reflect a pretax loss of $36 million ($3 million after taxes) on the sale of the Corporation's paper distribution business.
     For the first quarter, the Corporation's interest expense and cost of accounts receivable sale program were a combined $127 million, a decrease of
7.3 percent compared with $137 million a year ago. Lower expense in 1994 is primarily the result of reduced levels of debt and the expiration of certain higher-rate interest rate exchange agreements.
     Excluding asset sales, the Corporation reported pretax income before the extraordinary item and accounting change of $42 million and an income tax provision of $20 million for the three months ended March 31, 1994. The actual effective tax rate was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.
     Excluding asset sales, for the three months ended March 31, 1993, the provision for income taxes was $34 million which was based on pretax income of $78 million. The actual effective tax rate was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.
     The Corporation called for redemption approximately $204 million of its outstanding debt during the 1994 first quarter. As a result, an after-tax extraordinary loss of $11 million (12 cents per share) was recognized during the quarter.
     The Corporation adopted FAS 112 effective January 1, 1994 which resulted in a one-time, after-tax charge of $5 million (6 cents per share).
FAS 112 requires recognition of benefits provided by an employer to former or inactive employees after employment but before retirement.


Liquidity and Capital Resources
Operating Activities
     Georgia-Pacific used cash for operations in the 1994 and 1993 first quarters of $63 million and $52 million, respectively. The cash flows during both first quarters include the result of normal, seasonal increases in working capital requirements.
     Tax payments to the Internal Revenue Service (IRS) of $37 million and $155 million in 1994 and 1993, respectively, are included in cash used for operations. The 1994 tax payment was to settle the 1989 through 1990 tax years for Georgia-Pacific Corporation. The 1993 tax payment was to settle the 1984 through 1988 tax years for Georgia-Pacific Corporation.
     Excluding the effects of these items, cash used for operations in 1994 was $26 million compared with cash provided by operations in 1993 of $103 million. This decrease is primarily the result of declining prices in the Corporation's building products segment in the 1994 first quarter.


Investment Activities
     During the 1994 first quarter the Corporation spent $152 million on capital expenditures, including $76 million in the pulp and paper segment, $57 million in the building products segment, $14 million for timber and timberlands and $5 million of other expenditures. The Corporation's 1994 projected capital spending is approximately $900 million.
     As previously disclosed in the Corporation's Annual Report on Form
10-K for the year ended December 31, 1993, the sales of its roofing manufacturing and envelope businesses were completed during the first quarter of 1994. The Corporation received after-tax cash proceeds of approximately $156 million from these transactions.


Financing Activities
     For the three months ended March 31, 1994, total debt for the Corporation, including the $700 million accounts receivable sale program, was $5.81 billion, compared with $5.74 billion at December 31, 1993. This increase, which is due primarily to the financing of a normal, seasonal increase in working capital requirements, includes an increase in bank overdrafts of $41 million and an increase in commercial paper and short-term notes of $76 million, partially offset by a decrease in long-term debt of $44 million.
     The Corporation called for redemption approximately $204 million in principal of its 10-1/4% Debentures Due September 15,

2018 during the 1994 first quarter, which it redeemed in April 1994. During the first quarter, the Corporation reported an after-tax extraordinary loss of $11 million (12 cents per share) related to this early retirement.
     The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings, including bid borrowings made under this agreement. As of March 31, 1994, $774 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.
     At March 31, 1994, the Corporation had outstanding interest rate exchange agreements which effectively converted $1.4 billion of floating rate obligations with a weighted average interest rate of approximately 3.7% to fixed rate obligations with an average effective interest rate of approximately 9.1%. On that date, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by approximately $645 million.
     As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, approximately $800 million of the interest rate exchange agreements outstanding at December 31, 1993 are due to expire in 1994. As of March 31, 1994, $300 million of these agreements expired and another $200 million expired in April 1994.
     The Corporation's weighted average interest rate on total debt, including the accounts receivable sale program and floating rate debt, at March 31, 1994 and 1993 was 8.3% and 9.0%, respectively. The lower interest rate in 1994 is primarily the result of the expiration of approximately $500 million of higher-rate interest rate exchange agreements during the twelve-month period ended March 31, 1994.
     Georgia-Pacific's ratio of total debt to capital, assuming the proceeds from the accounts receivable sale program will be replaced by debt at the end of the program, was 57.4% at March 31, 1994 compared with 57.0% at December 31, 1993.
     The Corporation is currently in the process of negotiating a renewal of its accounts receivable sale program agreement which is due to expire in June 1994.
     At March 31, 1994, the Corporation had registered for sale up to $500 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.
     In 1994, cash flow from operations, together with the Corporation's available financing sources, is expected to be sufficient to make planned capital investments, dividend payments and scheduled debt service.


Other
     Refer to Note 8 of the Notes to Financial Statements for a discussion of commitments and contingencies.

                          PART II - OTHER INFORMATION

                          GEORGIA-PACIFIC CORPORATION
                                 March 31, 1994

Item 1.  Legal Proceedings

The information contained in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference. Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information, management believes that adequate reserves have been established for probable losses with respect thereto and that such ultimate outcome, after taking such reserves into account, will not have a material adverse effect on the consolidated financial position of the Corporation.

ENVIRONMENTAL PROCEEDINGS

As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, the Corporation has received and responded to two comprehensive information requests from the EPA concerning about 30 of its facilities which manufacture oriented strand board, medium density fiberboard, plywood and particleboard. The Corporation has discussed with the EPA the alleged non-compliance with the Clean Air Act at these facilities. Although the EPA has taken no action, the Corporation understands that the EPA is preparing to issue a Notice of Violation with respect to this matter. The Corporation anticipates being able to negotiate a settlement of these issues with the EPA, which may entail the payment of fines and the agreement by the Corporation to install air emission control equipment at certain of its plants. No negotiations with the EPA have yet been held.

As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, the Western Environmental Law Center, on behalf of the Oregon Natural Resources Council (ONRC), filed a citizen's suit against the Corporation (ONRC v. Georgia-Pacific Corporation) in the U.S. District Court in Oregon on February 16, 1994 alleging violations of wastewater discharge permit limits at the Corporation's Toledo, Oregon plant. Although the Corporation believes it is in compliance with all the requirements of the permit, it currently is negotiating with the plaintiffs. The date by which the Corporation must file an answer in this case has been extended to the earlier of September 1, 1994, or thirty days after such settlement negotiations terminate.

ASBESTOS LITIGATION

As most recently disclosed in its Annual Report on Form 10-K for the year ended December 31, 1993, the Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos containing products. As of April 29, 1994, the Corporation was defending claims of approximately 25,200 such plaintiffs who have brought suit against the Corporation.



Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits

                 Exhibit 3.2    Bylaws as amended to date.

                 Exhibit 11.    Statements of Computation of Per Share Earnings.

                 Exhibit 19. Unaudited consolidated financial statements and related information as of and for the three-month period ended March 31, 1994.

                 (b)  Reports on Form 8-K

                      On March 1, 1994, the Corporation filed a Current Report on Form 8-K in which it reported under Item 5, "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 3, 1994                         GEORGIA-PACIFIC CORPORATION
                                           (Registrant)




                                           by /s/ John F. McGovern
                                              -------------------------------
                                              John F. McGovern,
                                              Senior Vice President -
                                               Finance and
                                               Chief Financial Officer




                                           by /s/ James E. Terrell
                                              -------------------------------
                                              James E. Terrell,
                                              Vice President and
                                               Controller (Chief Accounting
                                               Officer)

                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1994



Number    Description
- ------    -----------

3.2       Bylaws as amended to date. (1)

11        Statements of Computation of Per Share Earnings. (1)

19 Unaudited consolidated financial statements as of and for the three-month period ended March 31, 1994. (1)





______________________

(1)      Filed by EDGAR.