Form 10-Q
period 1994-06-30
GEORGIA PACIFIC CORP
filed 1994-08-05
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   ---------

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission File Number 1 - 3506

                                   ---------

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

                                   ---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .  No      .
                                               -----       -----
As of the close of business on July 28, 1994, Georgia-Pacific Corporation had 90,363,880 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF INCOME (Unaudited)    Georgia-Pacific Corporation and Subsidiaries

                                                          Three months               Six months
                                                         ended June 30,            ended June 30,
                                                     --------------------        ------------------
(Millions, except per share amounts)                  1994          1993          1994        1993
- ---------------------------------------------------------------------------------------------------
Net sales                                            $3,202        $3,205        $6,157      $6,149
- ---------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of sales                                       2,598         2,588         4,944       4,856
  Selling, general and administrative                   274           278           535         559
  Depreciation and depletion                            185           191           370         379
  Interest                                              113           133           234         262
  Other (income) expense                                  -             -           (57)         36
- ---------------------------------------------------------------------------------------------------
Total costs and expenses                              3,170         3,190         6,026       6,092
- ---------------------------------------------------------------------------------------------------
Income before income taxes,
  extraordinary item and
  accounting change                                      32            15           131          57
Provision for income taxes                               18            10            61          11
- ---------------------------------------------------------------------------------------------------
Income before extraordinary item
  and accounting change                                  14             5            70          46
Extraordinary item - loss from
  early retirement of debt,
  net of taxes                                            -            (8)          (11)         (8)
Cumulative effect of accounting change,
  net of taxes                                            -             -            (5)          -
- ---------------------------------------------------------------------------------------------------
Net income (loss)                                    $   14        $   (3)       $   54      $   38
- -----------------------------------------------------==============================================

Per share:
  Income before extraordinary item
    and accounting change                            $  .16        $  .06        $  .79      $  .53
  Extraordinary item - loss from early
    retirement of debt, net of taxes                      -          (.09)         (.12)       (.09)
  Cumulative effect of accounting
    change, net of taxes                                  -             -          (.06)          -
- ---------------------------------------------------------------------------------------------------
Net income (loss)                                    $  .16        $ (.03)       $  .61      $  .44
- -----------------------------------------------------==============================================
Average number of shares outstanding                   88.9          87.3          88.8        86.9
- ---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS            Georgia Pacific Corporation and Subsidiaries
(Unaudited)

                                                                                Six months
                                                                               ended June 30,
                                                                        -------------------------
(Millions)                                                               1994                1993
- -------------------------------------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                                            $  54               $  38
  Adjustments to reconcile net income to cash
    provided by (used for) operations:
    Depreciation                                                          349                 357
    Depletion                                                              21                  22
    Amortization of goodwill                                               29                  29
    Stock compensation programs                                           (19)                 (3)
    (Gain) on sales of assets                                              (7)                (20)
    Other (income) loss                                                   (57)                 36
    Cumulative effect of accounting change                                  5                   -
    (Increase) in receivables                                            (211)               (102)
    (Increase) in inventories                                             (20)               (118)
    Change in other working capital                                       (65)                  6
    Change in deferred income tax liabilities                             (65)                (62)
    (Decrease) in taxes payable                                           (20)               (166)
    Change in other assets and other long-term liabilities                  3                 (12)
- --------------------------------------------------------------------------------------------------
Cash provided by (used for) operations                                     (3)                  5
- -------------------------------------------------------------------------------------------------
Cash provided by (used for) investment activities
  Capital expenditures
    Property, plant and equipment                                        (313)               (164)
    Timber and timberlands                                                (29)                (49)
- --------------------------------------------------------------------------------------------------
  Total capital expenditures                                             (342)               (213)
  Proceeds from sales of assets                                           212                  30
  Other                                                                     -                  13
- -------------------------------------------------------------------------------------------------
Cash (used for) investment activities                                    (130)               (170)
- -------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities
  Repayments of long-term debt                                           (258)               (201)
  Additions to long-term debt                                               7                 497
  Fees paid to issue debt                                                   -                  (4)
  Increase in bank overdrafts                                              27                  49
  Increase (decrease) in commercial paper and
    other short-term notes                                                407                 (98)
  Cash dividends paid                                                     (73)                (71)
- --------------------------------------------------------------------------------------------------
Cash provided by financing activities                                     110                 172
- -------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                               (23)                  7
  Balance at beginning of period                                           41                  55
- -------------------------------------------------------------------------------------------------
  Balance at end of period                                                $18                 $62
- --------------------------------------------------------------------------=======================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS                     Georgia Pacific Corporation and Subsidiaries

                                                                     June 30,          December 31,
(Millions, except shares and per share amounts)                        1994               1993
- ---------------------------------------------------------------------------------------------------
ASSETS                                                             (Unaudited)
Current assets
  Cash                                                                $    18             $    41
  Receivables, less allowances of $33 and $32                             561                 377
  Inventories                                                           1,184               1,202
  Other current assets                                                     39                  26
- -------------------------------------------------------------------------------------------------
Total current assets                                                    1,802               1,646
- -------------------------------------------------------------------------------------------------
Timber and timberlands, net                                             1,384               1,381
- -------------------------------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost                    11,089              10,986
  Accumulated depreciation                                             (5,769)             (5,538)
- -------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                      5,320               5,448
- -------------------------------------------------------------------------------------------------
Goodwill                                                                1,803               1,832
- -------------------------------------------------------------------------------------------------
Other assets                                                              232                 238
- -------------------------------------------------------------------------------------------------
Total assets                                                          $10,541             $10,545
- ----------------------------------------------------------------------===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank overdrafts, net                                                $   200             $   173
  Commercial paper and other short-term notes                           1,057                 650
  Current portion of long-term debt                                        34                  57
  Taxes payable                                                            12                  35
  Accounts payable                                                        533                 582
  Accrued compensation                                                    162                 184
  Accrued interest                                                         91                 114
  Other current liabilities                                               279                 269
- -------------------------------------------------------------------------------------------------
Total current liabilities                                               2,368               2,064
- -------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion                               3,934               4,157
- -------------------------------------------------------------------------------------------------
Other long-term liabilities                                               815                 827
- -------------------------------------------------------------------------------------------------
Deferred income tax liabilities                                         1,030               1,095
- -------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
  Common stock, par value $.80; 150,000,000 shares
    authorized; 90,362,000 and 90,269,000 shares issued                    72                  71
  Additional paid-in capital                                            1,195               1,202
  Retained earnings                                                     1,198               1,217
  Long-term incentive plan deferred compensation                          (38)                (56)
  Other                                                                   (33)                (32)
- -------------------------------------------------------------------------------------------------
Total shareholders' equity                                              2,394               2,402
- -------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $10,541             $10,545
- ----------------------------------------------------------------------===========================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
GEORGIA-PACIFIC CORPORATION
JUNE 30, 1994

1. PRINCIPLES OF PRESENTATION. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

2. INCOME (LOSS) PER SHARE. Income (loss) per share is computed based on net income (loss) and the weighted average number of common shares outstanding, net of restricted shares. The effects of assuming issuance of common shares under long-term incentive, stock option and stock purchase plans were either insignificant or antidilutive.

3.       ACCOUNTING CHANGE.   Effective January 1, 1994, the Corporation
         adopted Financial Accounting Standard Number 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." FAS 112 requires accrual-basis recognition of benefits provided by an employer to former or inactive employees after employment but before retirement. The adoption of FAS 112 resulted in a one-time, after-tax charge of $5 million (6 cents per share) in the 1994 first quarter.

4. OTHER (INCOME) EXPENSE. During the 1994 first quarter, the Corporation completed the sales of its roofing manufacturing and envelope businesses. The sale of the roofing manufacturing business resulted in an after-tax gain of $14 million ($24 million before taxes). The sale of the envelope business resulted in an after-tax gain of $24 million ($39 million before taxes). The Corporation received after-tax cash proceeds of approximately $156 million from these transactions.

         During the 1993 first quarter, the Corporation recorded an after-tax loss of $3 million ($36 million before taxes) on the sale of its paper distribution business. The large tax benefit resulted from the loss on the sale as well as the fact that the tax basis of capital stock included in the assets sold in the transaction was significantly greater than its financial reporting basis.

5.       SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS.   The cash
         impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

                                                            Six months
                                                           ended June 30,
                                                      ----------------------
         (Millions)                                    1994             1993
         -------------------------------------------------------------------
         Total interest costs                         $ 237            $ 263
         Interest capitalized                            (3)              (1)
         -------------------------------------------------------------------
         Interest expense                             $ 234            $ 262
         ---------------------------------------------======================
         Interest paid                                $ 257            $ 262
         ---------------------------------------------======================
         Income taxes paid, net of refunds            $ 148            $ 268
         ---------------------------------------------======================

6. INVENTORY VALUATION. Inventories include costs of materials, labor and plant overhead. The major components of inventories
         (at average cost) were as follows at June 30, 1994 and December 31, 1993: $321 million and $367 million for raw materials, $816 million and $786 million for finished goods and $265 million and $262 million for supplies. The Corporation uses the dollar value pool method for computing LIFO inventories. The excess of average cost over LIFO amounted to $218 million and $213 million at June 30, 1994 and December 31, 1993, respectively.

7. PROVISION FOR INCOME TAXES. For the 1994 second quarter, the Corporation reported pretax income of $32 million and an income tax provision of $18 million. For the 1993 second quarter, the Corporation reported pretax income before extraordinary item of $15 million with an income tax provision of $10 million. The actual effective tax rate for both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.

8. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation is self-insured for general liability claims up to $5 million per occurrence. Liability insurance in effect during the last several years provides coverage for environmental matters only in certain circumstances.

         The Corporation is involved in environmental remediation activities at numerous sites where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state
         "superfund" laws and at certain  of its own properties.  Of the known sites in which it is involved, the Corporation estimates that slightly over 50 percent are being investigated. Of the remaining sites, approximately one-half are being remediated and the other one-half are being monitored, an activity which occurs after either
         site investigation or remediation has been completed.   The
         ultimate costs to the Corporation for the remediation of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such clean-ups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party clean-ups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the clean-up of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $75 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

         In the fourth quarter of 1992, the Corporation filed suit in the State of Washington against numerous insurance carriers for coverage under comprehensive general liability insurance policies issued by those carriers. The Corporation is seeking a declaratory judgment to the effect that past and future environmental remediation and other related costs with respect to certain of the sites are covered by such policies.

         Approximately 220 suits involving 9,160 plaintiffs are currently pending in several State Courts in Mississippi. The suits allege a variety of torts including nuisance, trespass and infliction of emotional distress primarily related to the discharge of dioxin into the Leaf River from a pulp mill owned by a subsidiary of the Corporation. Three of these cases have been tried. A total of $241,000 in compensatory damages and $4 million in punitive damages were awarded to three plaintiffs in the first two cases (Ferguson and Simmons) with respect to certain claims. The jury found in favor of the Corporation with respect to a fourth plaintiff. The Corporation has appealed both judgments. On July 8, 1993, in the third Mississippi dioxin case tried, the jury returned a verdict in favor of the Corporation on all counts. The plaintiffs have filed a notice of appeal.

         On November 9, 1993, the circuit court judge to whom almost all the remaining Mississippi dioxin cases have been assigned issued an Order staying trials and other material proceedings in these cases until the Mississippi Supreme Court has decided the Ferguson and Simmons appeals. The Mississippi Supreme Court heard oral arguments in Ferguson and Simmons on March 21, 1994. No decision has been issued to date.

         In January 1994, one of the two dioxin cases pending in federal court in Mississippi, which was scheduled for trial in June 1994, was voluntarily dismissed with prejudice by the plaintiffs after testing indicated that no dioxin from the pulp mill was present on the plaintiffs' property. In the second dioxin case pending in federal court, the plaintiffs filed a Notice of Voluntary Dismissal in February 1994.

         Although there can be no assurances as to the ultimate outcome of the approximately 220 suits pending against the Corporation for alleged discharges of dioxin, based on the opinions of counsel the Corporation believes that substantial grounds exist for reversal of the judgments in Ferguson and Simmons and that it has meritorious defenses to the remaining lawsuits.

         On January 23, 1992, the mill's primary insurance carrier took the position that these claims are not within its coverage. Suit has been filed against the mill's carriers seeking a declaratory judgment to the effect that such claims are within the policy provisions.

         The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 18,500 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously
         manufactured by the Corporation.   In many cases the plaintiffs are
         unable to demonstrate that they have been exposed to any products of the Corporation, or to demonstrate that they have suffered any compensable loss as a result of such exposure.

         In the past the Corporation generally has resolved asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid in settlement have been substantially covered by product liability insurance, and the Corporation believes that it has insurance available in amounts adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation anticipates that equivalent amounts of insurance will be available with respect to the disposition of suits and claims that may be filed against the Corporation in the future. The Corporation has established reserves for liabilities, and for certain legal defense costs, in amounts it believes are probable and reasonably estimable. It also has recorded a receivable for expected insurance recoveries with respect to pending claims.

         Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto and that such ultimate outcome, after taking such reserves into account, will not have a material adverse effect on the consolidated financial position of the Corporation.

SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)                          Georgia-Pacific Corporation and Subsidiaries

                                                      Second Quarter                Third Quarter               Fourth Quarter
(Dollar amounts, except           First       ----------------------------     -----------------------     ----------------------
per share, in millions)          Quarter      Quarter         Year-to-date     Quarter    Year-to-date     Quarter    Year-to-date
- ----------------------------------------------------------------------------------------------------------------------------------
1994
NET SALES
Building products            $1,767    60%   $1,982     62%   $3,749    61%
Pulp and paper                1,180    40     1,211     38     2,391    39
Other operations                  8     -         9      -        17     -
- ----------------------------------------------------------------------------------------------------------------------------------
Total net sales              $2,955   100%   $3,202    100%   $6,157   100%
==================================================================================================================================
OPERATING PROFITS
Building products            $  247    97%   $  218    118%   $  465   106%
Pulp and paper                  (53)  (20)      (40)   (21)      (93)  (21)
Other operations                  3     1         6      3         9     2
Other income                     57    22         -      -        57    13
- ----------------------------------------------------------------------------------------------------------------------------------
Total operating
  profits                       254   100%      184    100%      438   100%
                                      ====             ====            ====
General corporate               (28)            (31)             (59)
Interest expense               (121)           (113)            (234)
Cost of accounts
  receivable sale
  program                        (6)             (8)             (14)
Provision for
  income taxes                  (43)            (18)             (61)
- ----------------------------------------------------------------------------------------------------------------------------------
Income before
  extraordinary item and
  accounting change              56              14               70
Extraordinary item, net
  of taxes                      (11)              -              (11)
Accounting change,
  net of taxes                   (5)              -               (5)
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                   $   40          $   14            $  54
==================================================================================================================================
Per common share:
  Income before
  extraordinary item
  and accounting
  change                     $  .63          $  .16           $  .79
Extraordinary item,
  net of taxes                 (.12)              -             (.12)
Accounting change,
  net of taxes                 (.06)              -             (.06)
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                   $  .45          $  .16           $  .61
==================================================================================================================================

SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)      Georgia-Pacific Corporation and Subsidiaries

                                                    Second Quarter                  Third Quarter
(Dollar amounts, except           First      -----------------------------    --------------------------
per share, in millions)          Quarter         Quarter      Year-to-date       Quarter    Year-to-date
- --------------------------------------------------------------------------------------------------------
1993
NET SALES
Building products            $1,596    54%   $1,782     56%   $3,378    55%   $1,781    60%  $5,159    57%
Pulp and paper                1,340    46     1,416     44     2,756    45     1,191    40    3,947    43
Other operations                  8     -         7      -        15     -        10     -       25     -
- ----------------------------------------------------------------------------------------------------------
Total net sales              $2,944   100%   $3,205    100%   $6,149   100%   $2,982   100%  $9,131   100%
==========================================================================================================
OPERATING PROFITS
Building products            $  309   148%   $  202    107%   $  511   129%   $  210    98%  $  721   118%
Pulp and paper                  (67)  (32)      (14)    (7)      (82)  (20)      (10)  (5)      (92)  (15)
Other operations                 2      1        -       -         3     -         4     2        7     1
Other income (expense)          (36)  (17)        -      -       (36)   (9)       10     5      (26)   (4)
- ----------------------------------------------------------------------------------------------------------
Total operating
 profits                        208   100%      188    100%      396   100%      214   100%     610   100%
                                      ====             ====            ====            ====           ====
General corporate               (29)            (33)             (62)            (67)          (129)
Interest expense               (129)           (133)            (262)           (128)          (390)
Cost of accounts
 receivable sale
 program                         (8)             (7)             (15)             (7)           (22)
(Provision) benefit for
  income taxes                   (1)            (10)             (11)            (40)           (51)
- ----------------------------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item             41               5               46             (28)            18
Extraordinary item, net
  of taxes                        -              (8)              (8)             (8)           (16)
- ----------------------------------------------------------------------------------------------------------
Net income (loss)            $   41          $   (3)          $   38          $  (36)        $    2
==========================================================================================================
Per common share:
 Income (loss) before
  extraordinary item         $  .47          $  .06           $  .53          $ (.33)        $  .20
 Extraordinary item               -            (.09)            (.09)           (.09)          (.18)
- ----------------------------------------------------------------------------------------------------------
Net income (loss)            $  .47          $ (.03)         $  .44           $ (.42)        $  .02
==========================================================================================================


                                        Fourth Quarter
                             ------------------------------------
                                 Quarter           Year-to-date
                             ------------------------------------
1993
NET SALES
Building products            $1,908      60%    $ 7,067       58%
Pulp and paper                1,284      40       5,231       42
Other operations                  7       -          32       -
- -----------------------------------------------------------------
Total net sales              $3,199     100%    $12,330      100%
=================================================================
OPERATING PROFITS
Building products            $  252     157%    $   973      126%
Pulp and paper                  (95)    (59)       (187)     (24)
Other operations                  3       2          10        1
Other income (expense)            -       -         (26)      (3)
- -----------------------------------------------------------------
Total operating
 profits                        160     100%        770      100%
                                        ====                 ===
General corporate               (76)               (205)
Interest expense               (123)               (513)
Cost of accounts
 receivable sale
 program                         (7)                (29)
(Provision) benefit for
  income taxes                   10                 (41)
- -----------------------------------------------------------------
Income (loss) before
  extraordinary item            (36)                (18)
Extraordinary item, net
  of taxes                        -                 (16)
- -----------------------------------------------------------------
Net income (loss)            $  (36)            $   (34)
=================================================================
Per common share:
 Income (loss) before
  extraordinary item         $ (.41)            $  (.21)
 Extraordinary item               -                (.18)
- -----------------------------------------------------------------
Net income (loss)            $ (.41)            $  (.39)
=================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH 1993
         Georgia-Pacific reported consolidated net sales of $3.2 billion and net income of $14 million (16 cents per share) for the three months ended
June 30, 1994. This compares with consolidated net sales of $3.2 billion and a net loss of $3 million (3 cents per share) for the three months ended June 30, 1993. Included in the 1993 second quarter results is an after-tax extraordinary loss of $8 million (9 cents per share) related to the early retirement of debt.
         The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Part I - Item 1. hereto).
         The building products segment reported an 11.2 percent increase in net sales and a 7.9 percent increase in operating profits for the 1994 second quarter compared with the same 1993 period. Included in the 1994 operating profits of $218 million is an $8 million pretax charge related to the closure of the Corporation's Cedar Springs, Georgia plywood facility. Excluding this charge, return on sales was 11.4 percent in the 1994 second quarter compared with 11.3 percent in the 1993 second quarter.
         Average prices for plywood and softwood lumber were slightly higher than average prices a year ago. Higher wood costs, however, in the 1994 second quarter compared with the 1993 second quarter reduced average profit margins for these businesses. As a result, operating results for both plywood and softwood lumber were slightly lower this quarter compared with the same period in 1993.
         This quarter's results were positively impacted by higher average prices in the Corporation's particleboard and gypsum products compared with average prices a year ago. In addition, profits for the Corporation's distribution business have increased this quarter compared with last year's second quarter. Prices for the lumber and structural panels sold by this business rose slightly in the 1994 second quarter whereas prices were declining in the 1993 second quarter.
         The pulp and paper segment reported net sales of $1.2 billion for the three months ended June 30, 1994 compared with $1.4 billion for the same 1993 period, a decrease of 14.5 percent primarily as a result of the sale of the Corporation's paper distribution business during the 1993 third quarter and its envelope business during the 1994 first quarter. An operating loss of $40 million was reported by this segment for the three months ended June 30, 1994 compared with a loss of $14 million a year ago. Average prices for the Corporation's market pulp and containerboard businesses were higher in the 1994 second quarter compared with 1993 second quarter averages, while average tissue and corrugated packaging prices remained relatively flat. Second quarter 1994 average prices for communication papers, however, were lower than year ago levels.
         The Corporation's interest expense and cost of accounts receivable sale program for the three months ended June 30, 1994 were a combined $121 million, a decrease of 13.6 percent compared with $140 million a year ago. Lower expense in 1994 is primarily the result of the expiration of certain interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
         For the 1994 second quarter, the Corporation reported pretax income of $32 million and an income tax provision of $18 million. For the 1993 second quarter, the Corporation reported pretax income before extraordinary item of $15 million and an income tax provision of $10 million. The actual effective tax rate in both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH 1993
         Georgia-Pacific's consolidated net sales of $6.2 billion for the first half of 1994 were slightly higher than the 1993 first half.  Net income was $54 million (61 cents per share), compared with net income of $38 million (44 cents per share) in the 1993 comparable period. The 1994 six-month results include a net, after-tax gain of $34 million (38 cents per share) primarily related to the sale of the Corporation's envelope and roofing
manufacturing businesses.  In addition, net income includes an $11 million
(12 cents per share) after-tax loss on the early retirement of debt and a
$5 million (6 cents per share) one-time after-tax charge for an accounting change. The 1993 six-month results include a $3 million (3 cents per share) after-tax charge for the sale of the Corporation's paper distribution business and an $8 million (9 cents per share) after-tax loss on the early retirement of debt.
         The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Part I - Item 1. hereto).
         The building products segment reported sales of $3.7 billion in the first half of 1994, an increase of 11.0 percent from $3.4 billion in the
1993 first half.  Operating profits of $465 million for the six months ended June 30, 1994 were 9.0 percent lower than operating profits of $511 million for the 1993 comparable period. Excluding the $8 million charge for the Cedar Springs plywood plant closure in 1994, return on sales decreased to
12.6 percent for the six-month period ended June 30, 1994 from 15.1 percent in the 1993 comparable period. The 1994 results were adversely impacted by lower distribution margins and higher wood costs compared with a year ago, mainly in the 1994 first quarter.
         Sales in the pulp and paper segment were $2.4 billion in the 1994 first half, 13.2 percent lower than the same period in 1993, primarily attributable to the sale of the Corporation's paper distribution business during the 1993 third quarter and its envelope business during the 1994 first quarter. An operating loss of $93 million was recorded for the 1994 first half compared with a loss of $82 million a year ago. Although average prices for the Corporation's market pulp and containerboard were higher than during the first half of 1993, the results were offset by lower average prices for communication papers.
         Improvements in certain  of the Corporation's pulp and paper
businesses have been realized in 1994.   Prices declined throughout the
1993 six-month period for most of the Corporation's pulp and paper products.
In contrast, many of these products have experienced an upward trend in pricing since year-end 1993. Specifically, market pulp, containerboard and corrugated packaging average prices have increased since year-end. Lower inventories than year ago levels and improved demand in the containerboard and
corrugated packaging industry have had a favorable impact on prices.   In
addition, the 1994 six-month results were positively impacted by a volume increase in the tissue business even though 1994 average prices remained relatively flat compared with the 1993 first half. Some recent price improvements for communication papers have also been noted toward the end of the 1994 second quarter. The Corporation expects further improvement in the 1994 third quarter for its pulp and paper segment.
         During the 1994 first quarter, the Corporation completed the sales of its roofing manufacturing and envelope businesses. The sale of the roofing manufacturing business resulted in an after-tax gain of $14 million ($24 million before taxes). The sale of the envelope business resulted in an after-tax gain of $24 million ($39 million before taxes).
         During the 1993 first quarter, the Corporation recorded an after-tax loss of $3 million ($36 million before taxes) on the sale of its paper distribution business. The large tax benefit resulted from the loss on the sale as well as the fact that the tax basis of capital stock included in the assets sold in the transaction was significantly greater than its financial reporting basis.
         The Corporation's interest expense and cost of accounts receivable sale program were a combined $248 million for the six-month period ended June 30, 1994, a decrease of 10.5 percent compared with $277 million for the same period in 1993. Lower expense during the first six months of 1994 is primarily the result of the expiration of certain interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
         Excluding asset sales, the Corporation reported pretax income before the extraordinary item and accounting change of $74 million and an income tax provision of $38 million for the six months ended June 30, 1994. Excluding the asset sales, the Corporation reported pretax income before extraordinary item of $93 million and an income tax provision of $44 million for the six months ended June 30, 1993. The effective tax rate for both periods is higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
         In 1994, cash flow from operations, together with the Corporation's available financing sources, is expected to be sufficient to make planned capital investments, dividend payments and scheduled debt service.

Operating Activities
         Cash of $3 million was used for operations during the 1994 first half compared with cash provided by operations of $5 million during the 1993 second quarter. Included in these results are tax payments to the Internal Revenue Service (IRS) of $37 million and $205 million for the six months ended June 30, 1994 and 1993, respectively. The 1994 tax payment was to settle the 1989 through 1990 tax years for Georgia-Pacific Corporation. The 1993 tax payment was to settle the 1984 through 1988 tax years for Georgia-Pacific Corporation and to substantially settle the 1982 through 1984 tax years for Great Northern Nekoosa Corporation. Excluding the effects of these items, cash provided by operations was $34 million in 1994 compared with $210 million in 1993. This decrease is primarily attributable to increased working capital requirements in the Corporation's pulp and paper segment during the 1994 first half.
         The Corporation reached a settlement with the IRS to resolve substantially all pending income tax issues related to Great Northern Nekoosa Corporation for the years 1985 through March 1990. As a result of this settlement, approximately $47 million in additional taxes and interest will be paid in the 1994 third quarter.

Investment Activities
         Capital expenditures were $342 million for the six months ended June 30, 1994, including $169 million in the pulp and paper segment, $130 million in the building products segment, $29 million for timber and timberlands and $14 million of other expenditures. Capital expenditures of approximately $850 million are currently projected for 1994.

Financing Activities
         As of June 30, 1994, total debt for the Corporation, including the $700 million accounts receivable sale program, was $5.93 billion, compared with $5.74 billion at December 31, 1993. This increase includes an increase in bank overdrafts of $27 million and an increase in commercial paper and short-term notes of $407 million, partially offset by a decrease in long-term debt of $246 million. The increase is primarily due to the financing of a normal, seasonal increase in working capital requirements, particularly in the 1994 first quarter.
         The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings, including bid borrowings made under this agreement. As of June 30, 1994, $443 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.
         At June 30, 1994, the Corporation had outstanding interest rate exchange agreements (most of which were entered into to hedge floating rate debt acquired in the purchase of Great Northern Nekoosa Corporation) which effectively converted $1.2 billion of floating rate obligations with a weighted average interest rate of approximately 4.0% to fixed rate obligations with an average effective interest rate of approximately 9.1%. The Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by approximately $1.2 billion at June 30, 1994.
         As previously reported in the Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1994, $800 million of the interest rate exchange agreements outstanding at December 31, 1993 are due to expire in 1994. As of June 30, 1994, $500 million of these agreements had expired and another $100 million expired in July 1994.
         The Corporation's weighted average interest rate on total debt, including the accounts receivable sale program and floating rate debt, at June 30, 1994 and 1993 was 8.0% and 8.9%, respectively. The lower interest rate in 1994 is primarily the result of the expiration of approximately $700 million of exchange agreements during the twelve-month period ended June 30, 1994 which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
         As previously reported in the Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 1994, the Corporation was negotiating a renewal of its accounts receivable sale program agreement which was due to expire in June 1994. The term of this program has been extended until May 27, 1995.
         Georgia-Pacific's ratio of total debt to capital, assuming the proceeds from the accounts receivable sale program will be replaced by debt at the end of the program, was 58.3% at June 30, 1994 compared with 57.0% at December 31, 1993.
         At June 30, 1994, the Corporation had registered for sale up to $500 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

Other
         In July 1994, the Corporation announced that it will begin restructuring its building products distribution business to improve customer service and to reduce costs. Expenses associated with the restructuring are primarily related to severance and relocation and will be incurred over the next few years. These expenses may be significant but are not expected to be material to the Corporation's consolidated financial position.
         Refer to Note 8 of the Notes to Financial Statements for a discussion of commitments and contingencies.

                          PART II - OTHER INFORMATION

                          GEORGIA-PACIFIC CORPORATION
                                 June 30, 1994


ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ENVIRONMENTAL PROCEEDINGS

As most recently reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, the Corporation has received and responded to two comprehensive information requests from the Environmental Protection Agency concerning about 30 of the Corporation's facilities which manufacture oriented strand board, medium density fiberboard, plywood and particleboard. The Corporation has discussed with the EPA and state regulatory authorities a number of issues regarding alleged non-compliance with the Clean Air Act at these facilities. Although the EPA has taken no action, the Corporation understands that the EPA is preparing to issue a Notice of Violation with respect to this matter. The Corporation anticipates being able to negotiate settlements of these issues with the EPA and state environmental agencies, which may entail the payment of fines and the agreement by the Corporation to install air emission control equipment at certain of its plants. No negotiations with the EPA have yet been held.

As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, the Western Environmental Law Center, on behalf of the Oregon Natural Resources Council (ONRC), filed a citizen's suit against the Corporation (ONRC v. Georgia-Pacific Corporation) in the U.S. District Court in Oregon on February 16, 1994, alleging violations of wastewater discharge permit limits at the Corporation's Toledo, Oregon plant. The Corporation believes it is in compliance with all the requirements of the permit. However, the Corporation is negotiating to resolve the plaintiff's concerns, and has agreed to pay the fees and expenses of an expert to conduct a pollution prevention survey at the mill. Once that survey is completed, the Corporation will have further negotiations with the plaintiff in an attempt to resolve this matter.

In May, 1994, the Corporation's Olympia, Washington facility received a notice of intent to sue from the Atlantic States Legal Foundation (ASLF), an environmental group, and a Notice of Violation from the Washington Department of Ecology, each making substantially the same allegations of more than 100 violations of the Corporation's permit to discharge waste water into the City of Olympia Publicly Owned Treatment Works. On July 13, 1994, the Corporation and ASLF reached an agreement in principle pursuant to which ASLF has agreed not to bring suit, and the Corporation has agreed to make a donation of $99,900 for an environmental project to be mutually agreed upon by the Corporation and ASLF. Among other conditions outlined in the agreement, the Corporation also agreed to pay $12,500 in attorneys' fees and costs. The Washington Department of Ecology has not yet assessed the Corporation any fine or penalty with respect to its Notice of Violation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Corporation was held on May 3, 1994. At the annual meeting, five directors were elected, the Corporation's 1994 Management Incentive Plan was approved, and a shareholder proposal relating to establishment of a Nominating Committee composed solely of directors who meet the definition of independence set forth in such proposal was rejected.
Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the related proxy statement, and all of such nominees were elected. The results of shareholder voting on matters considered at the annual meeting are as follows:


Election of Directors:

                          For                      Withheld
Mr. Correll               76,303,137               773,200
Ms. Evans                 76,292,299               784,038
Mr. Giordano              76,468,234               608,103
Mr. Ivester               76,303,512               772,825
Dr. Sullivan              76,272,517               803,820

Approval of 1994 Management Incentive Plan:

For                       Against          Abstain
73,221,415                2,919,316        935,606

Shareholder Proposal - Nominating Committee:

For                       Against          Abstain          Non-Votes
14,968,126                49,981,783       3,483,838        8,642,590


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

                        Exhibit 10.3(vi). Amendment No. 3 to the Corporation's Key Salaried Employees Group
                                           Insurance Plan (Post-1986 Group)
                                           (Effective August 1,1994).

                        Exhibit 11. Statements of Computation of Per Share Earnings.

               (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 2, 1994                    GEORGIA-PACIFIC CORPORATION
                                           (Registrant)




                                           by  /s/ JOHN F. MCGOVERN
                                               ---------------------------------
                                                 John F. McGovern,
                                                 Senior Vice President -
                                                 Finance and Chief
                                                 Financial Officer


                                           by  /s/ JAMES E. TERRELL
                                               ---------------------------------
                                                 James E. Terrell,
                                                 Vice President and
                                                 Controller (Chief Accounting
                                                 Officer)

                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1994


Number           Description
- ------           -----------
10.3(vi).        Amendment No. 3 to the Corporation's Key Salaried Employees
                 Group Insurance Plan (Post-1986 Group) (Effective August 1,
                 1994).(1)

11.              Statements of Computation of Per Share Earnings. (1)





- ----------------------------------
(1)      Filed by EDGAR