Form 10-Q
period 1994-09-30
GEORGIA PACIFIC CORP
filed 1994-11-14
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                               -------------------

                                    FORM 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                                       or

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 1 - 3506

                               -------------------

                           GEORGIA-PACIFIC CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                GEORGIA                                93-0432081
        (State of Incorporation)               (IRS Employer Id. Number)


               133 PEACHTREE STREET, N.E., ATLANTA, GEORGIA 30303
                    (Address of Principal Executive Offices)

                                (404) 652 - 4000
                        (Telephone Number of Registrant)

                               -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X  .  No      .
                                        ------     ------
As of the close of business on November 8, 1994, Georgia-Pacific Corporation had 90,457,820 shares of Common Stock outstanding.





                         PART I - FINANCIAL INFORMATION
                   -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                            Three months        Nine months
                                        ended September 30, ended September 30,
                                           --------------      --------------
(Millions, except per share amounts)        1994    1993       1994    1993
- ------------------------------------------------------------------------------
Net sales                                 $3,283  $2,982     $9,440  $9,131
- ------------------------------------------------------------------------------
Costs and expenses
  Cost of sales                            2,539   2,363      7,483   7,219
  Selling, general and
   administrative                            297     295        832     854
  Depreciation and depletion                 186     194        556     573
  Interest                                   110     128        344     390
  Other (income) expense                       -     (10)       (57)     26
- ------------------------------------------------------------------------------
Total costs and expenses                   3,132   2,970      9,158   9,062
- ------------------------------------------------------------------------------
Income before income taxes,
  extraordinary item and
  accounting change                          151      12        282      69
Provision for income taxes                    64      40        125      51
- ------------------------------------------------------------------------------
Income (loss) before extraordinary
  item and accounting change                  87     (28)       157      18
Extraordinary item - loss from
  early retirement of debt,
  net of taxes                                 -      (8)       (11)    (16)
Cumulative effect of accounting
  change, net of taxes                         -       -         (5)      -
- ------------------------------------------------------------------------------
Net income (loss)                         $   87  $  (36)    $  141  $    2
==============================================================================

Per share:
  Income (loss) before extraordinary
   item and accounting change             $  .98  $ (.33)    $ 1.77  $  .20
  Extraordinary item - loss from early
   retirement of debt, net of taxes            -    (.09)      (.12)   (.18)
  Cumulative effect of accounting
   change, net of taxes                        -       -       (.06)      -
- ------------------------------------------------------------------------------
Net income (loss)                         $  .98  $ (.42)    $ 1.59  $  .02
==============================================================================

Average number of shares outstanding        89.2    88.4       88.9    87.4
==============================================================================

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                        Nine months
                                                    ended September 30,
                                                    --------------------
(Millions)                                            1994         1993
- ------------------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                         $ 141        $   2
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                        518          535
   Depletion                                            38           38
   Amortization of goodwill                             44           43
   Stock compensation programs                          14           30
   (Gain) on sales of assets                            (3)         (29)
   Other (income) expense                              (57)          26
   Cumulative effect of accounting change                5            -
   (Increase) in receivables                          (244)        (136)
   (Increase) in inventories                           (11)         (75)
   Change in other working capital                       9           59
   Change in deferred income tax liabilities           (65)         (57)
   (Decrease) in taxes payable                         (10)        (184)
   Change in other assets and other
    long-term liabilities                               10           23
- ------------------------------------------------------------------------------
Cash provided by operations                            389          275
- ------------------------------------------------------------------------------
Cash provided by (used for) investment activities
  Capital expenditures
   Property, plant and equipment                      (568)        (257)
   Timber and timberlands                              (30)         (39)
- ------------------------------------------------------------------------------
  Total capital expenditures                          (598)        (296)
  Proceeds from sales of assets                        225          248
  Other                                                  1           12
- ------------------------------------------------------------------------------
Cash (used for) investment activities                 (372)         (36)
- ------------------------------------------------------------------------------
Cash provided by (used for) financing activities
  Repayments of long-term debt                        (261)        (357)
  Additions to long-term debt                           12          508
  Fees paid to issue debt                                -           (5)
  Increase in bank overdrafts                           13           32
  Increase (decrease) in commercial paper and
   other short-term notes                              307         (296)
  Cash dividends paid                                 (109)        (106)
- ------------------------------------------------------------------------------
Cash (used for) financing activities                   (38)        (224)
- ------------------------------------------------------------------------------
(Decrease) increase in cash                            (21)          15
  Balance at beginning of period                        41           55
- ------------------------------------------------------------------------------
  Balance at end of period                           $  20        $  70
==============================================================================

The accompanying notes are an integral part of these financial statements.



BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                September 30,   December 31,
(Millions, except shares and per share amounts)      1994           1993
- ------------------------------------------------------------------------------
ASSETS                                             (Unaudited)
Current assets
  Cash                                             $    20      $    41
  Receivables, less allowances of $31 and $32          594          377
  Inventories                                        1,175        1,202
  Other current assets                                  33           26
- ------------------------------------------------------------------------------
Total current assets                                 1,822        1,646
- ------------------------------------------------------------------------------
Timber and timberlands, net                          1,366        1,381
- ------------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment,
   at cost                                          11,307       10,986
  Accumulated depreciation                          (5,915)      (5,538)
- ------------------------------------------------------------------------------
Property, plant and equipment, net                   5,392        5,448
- ------------------------------------------------------------------------------
Goodwill                                             1,788        1,832
- ------------------------------------------------------------------------------
Other assets                                           241          238
- ------------------------------------------------------------------------------
Total assets                                       $10,609      $10,545
==============================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank overdrafts, net                             $   186      $   173
  Commercial paper and other short-term notes          957          650
  Current portion of long-term debt                     61           57
  Taxes payable                                         22           35
  Accounts payable                                     555          582
  Accrued compensation                                 170          184
  Accrued interest                                     102          114
  Other current liabilities                            324          269
- ------------------------------------------------------------------------------
Total current liabilities                            2,377        2,064
- ------------------------------------------------------------------------------
Long-term debt, excluding current portion            3,910        4,157
- ------------------------------------------------------------------------------
Other long-term liabilities                            829          827
- ------------------------------------------------------------------------------
Deferred income tax liabilities                      1,030        1,095
- ------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
  Common stock, par value $.80; 150,000,000
   shares authorized; 90,407,000 and 90,269,000
   shares issued                                        72           71
  Additional paid-in capital                         1,219        1,202
  Retained earnings                                  1,249        1,217
  Long-term incentive plan deferred compensation       (45)         (56)
  Other                                                (32)         (32)
- ------------------------------------------------------------------------------
Total shareholders' equity                           2,463        2,402
- ------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $10,609      $10,545
==============================================================================

The accompanying notes are an integral part of these financial statements.




     Notes to Financial Statements (Unaudited)
     Georgia-Pacific Corporation
     September 30, 1994


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

     4. Other (Income) Expense. In the 1994 first quarter, the Corporation recorded other pretax income of $57 million ($34 million after taxes), primarily resulting from the sales of its roofing manufacturing and envelope businesses.

          During the 1993 third quarter, the Corporation recorded an after-tax gain of $10 million (11 cents per share) on the final settlement of the sale of its paper distribution business. The Corporation originally recorded an after-tax loss of $3 million (3 cents per share) on this sale during the 1993 first quarter.

     5. Extraordinary Item. The Corporation called for redemption approximately $204 million of its outstanding debt during the 1994 first quarter. As a result, an after-tax extraordinary loss of $11 million (12 cents per share) was recognized.

          During the 1993 second and third quarters, the Corporation prepaid approximately $146 million and $155 million, respectively, in principal of its outstanding debt. The Corporation reflected an after-tax extraordinary loss of $8 million (9 cents per share) in each of these quarters.

     6. Supplemental Disclosures - Statements of Cash Flows. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

                                               Nine months
                                              ended Sept. 30,
                                             -----------------
          (Millions)                            1994   1993
          ----------------------------------------------------
          Total interest costs                 $ 349  $ 392
          Interest capitalized                    (5)    (2)
          ----------------------------------------------------
          Interest expense                     $ 344  $ 390
          -----------------------------------=================
          Interest paid                        $ 358  $ 399
          -----------------------------------=================
          Income taxes paid, net of refunds    $ 202  $ 282
          -----------------------------------=================

     7. Inventory Valuation. Inventories include costs of materials, labor and plant overhead. The major components of inventories (at average cost) were as follows at September 30, 1994 and December 31, 1993:
          $370 million and $367 million for raw materials, $770 million and $786 million for finished goods and $266 million and $262 million for supplies. The Corporation uses the dollar value pool method for computing LIFO inventories. The excess of average cost over LIFO amounted to $231 million and $213 million at September 30, 1994 and December 31, 1993, respectively.

     8. Provision for Income Taxes. For the 1994 third quarter, the Corporation reported pretax income of $151 million and an income tax provision of $64 million. For the 1993 third quarter, the Corporation reported pretax income before extraordinary item of $12 million with an income tax provision of $40 million. The actual effective tax rate for both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.

     9. Commitments and Contingencies. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation is self-insured for general liability claims up to $5 million per occurrence. Liability insurance in effect during the last several years provides coverage for environmental matters only in certain circumstances.

          The Corporation is involved in environmental remediation activities at numerous sites where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state
          "superfund" laws and at certain of its own properties. Of the known sites in which it is involved, the Corporation estimates that slightly over 50 percent are being investigated. Of the remaining sites, approximately one-half are being remediated and the other one-half are being monitored, an activity which occurs after either site investigation or remediation has been completed. The ultimate costs to the Corporation for the remediation of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $77 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

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

          Approximately 220 suits involving 9,160 plaintiffs are currently pending in several State Courts in Mississippi. The suits allege a variety of torts including nuisance, trespass and infliction of emotional distress primarily related to the discharge of dioxin into the Leaf River from a pulp mill owned by a subsidiary of the Corporation. Three of these cases have been tried. A total of $241,000 in compensatory damages and $4 million in punitive damages were awarded to three plaintiffs in the first two cases (Simmons and Ferguson) with respect to certain claims. The jury found in favor of the Corporation with respect to a fourth plaintiff. The Corporation appealed both judgments. On July 8, 1993, in the third Mississippi dioxin case tried, the jury returned a verdict in favor of the Corporation on all counts. The plaintiffs have filed a notice of appeal.

          The Mississippi Supreme Court heard oral arguments in Simmons and Ferguson on March 21, 1994. No decision has been issued to date.
          On September 1, 1994, the circuit court judge to whom almost all the remaining Mississippi dioxin cases have been assigned lifted a stay which he had entered pending the Supreme Court's decision in Simmons and Ferguson. None of such cases have yet been set for trial.

          In January 1994, one of the two dioxin cases pending in federal court in Mississippi, which was scheduled for trial in June 1994, was voluntarily dismissed with prejudice by the plaintiffs after testing indicated that no dioxin from the pulp mill was present on the plaintiffs' property. The second dioxin case pending in federal court also was voluntarily dismissed by the plaintiffs.

          Although there can be no assurances as to the ultimate outcome of the approximately 220 suits pending against the Corporation for alleged discharges of dioxin, based on the opinions of counsel the Corporation believes that substantial grounds exist for reversal of the judgments in Simmons and Ferguson and that it has meritorious defenses to the remaining lawsuits.

          On January 23, 1992, the mill's primary insurance carrier took the position that these claims are not within its coverage. Suit has been filed against the mill's carriers seeking a declaratory judgment to the effect that such claims are within the policy provisions.

          The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 23,000 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have been exposed to any products of the Corporation, or to demonstrate that they have suffered any compensable loss as a result of such exposure.

          In the past the Corporation generally has resolved asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid in settlement have been substantially covered by product liability insurance, and the Corporation believes that it has insurance available in amounts adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. Although the Corporation anticipates that equivalent amounts of insurance will be available with respect to the disposition of suits and claims that may be filed against the Corporation in the future, there can be no assurance in this regard. The Corporation has established reserves for liabilities, and for certain legal defense costs, in amounts it believes are probable and reasonable estimable. It also has recorded a receivable for expected insurance recoveries with respect to pending claims.

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


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                          Second Quarter                Third Quarter               Fourth Quarter
(Dollar amounts, except  First       ------------------------     ------------------------     ------------------------
per share, in millions) Quarter      Quarter     Year-to-date     Quarter     Year-to-date     Quarter     Year-to-date
- -----------------------------------------------------------------------------------------------------------------------
1994
NET SALES
Building products    $1,767   60%   $1,982   62%  $3,749   61%   $1,941   59%  $5,690   60%
Pulp and paper        1,180   40     1,211   38    2,391   39     1,331   41    3,722   40
Other operations          8    -         9    -       17    -        11    -       28    -
- -----------------------------------------------------------------------------------------------------------------------
Total net sales      $2,955  100%   $3,202  100%  $6,157  100%   $3,283  100%  $9,440  100%
=======================================================================================================================
OPERATING PROFITS
Building products    $  247   97%   $  218  118%  $  465  106%   $  262   75%  $  727   93%
Pulp and paper          (53) (20)      (40) (21)     (93) (21)       83   24      (10)  (1)
Other operations          3    1         6    3        9    2         3    1       12    1
Other income             57   22         -    -       57   13         -    -       57    7
- -----------------------------------------------------------------------------------------------------------------------
Total operating
profits                 254  100%      184  100%     438  100%      348  100%     786  100%
                              ===           ===           ===            ===           ===
General corporate
  expense               (28)           (31)          (59)           (78)         (137)
Interest expense       (121)          (113)         (234)          (110)         (344)
Cost of accounts
receivable sale
program                  (6)            (8)          (14)            (9)          (23)
Provision for
income taxes            (43)           (18)          (61)           (64)         (125)
- -----------------------------------------------------------------------------------------------------------------------
Income before
  extraordinary item
  and accounting change  56             14            70             87           157
Extraordinary item, net
  of taxes              (11)             -           (11)             -           (11)
Cumulative effect of
  accounting change,
  net of taxes           (5)             -            (5)             -            (5)
- -----------------------------------------------------------------------------------------------------------------------
Net income           $   40         $   14        $   54         $   87        $  141
=======================================================================================================================
Per common share:
Income before
  extraordinary item
  and accounting
  change             $  .63         $  .16        $  .79         $  .98        $ 1.77
Extraordinary item,
  net of taxes         (.12)             -          (.12)             -          (.12)
Accounting change,
  net of taxes         (.06)             -          (.06)             -          (.06)
- -----------------------------------------------------------------------------------------------------------------------
Net income           $  .45         $  .16        $  .61         $  .98        $ 1.59
=======================================================================================================================

SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                         Second Quarter                Third Quarter               Fourth Quarter
(Dollar amounts, except  First      ------------------------     ------------------------     --------------------------
per share, in millions) Quarter     Quarter     Year-to-date     Quarter     Year-to-date     Quarter     Year-to-date
- ------------------------------------------------------------------------------------------------------------------------
1993
NET SALES
Building products   $1,596   54%   $1,782   56%  $3,378   55%   $1,781   60%  $5,159   57%   $1,908   60%  $ 7,067   58%
Pulp and paper       1,340   46     1,416   44    2,756   45     1,191   40    3,947   43     1,284   40     5,231   42
Other operations         8    -         7    -       15    -        10    -       25    -         7    -        32    -
- ------------------------------------------------------------------------------------------------------------------------
Total net sales     $2,944  100%   $3,205  100%  $6,149  100%   $2,982  100%  $9,131  100%   $3,199  100%  $12,330  100%
========================================================================================================================
OPERATING PROFITS
Building products   $  309  148%   $  202  107%  $  511  129%   $  210   98%  $  721  118%   $  252  157%  $   973  126%
Pulp and paper         (68) (32)      (14)  (7)     (82) (20)      (10)  (5)     (92) (15)      (95) (59)     (187) (24)
Other operations         3    1         -    -        3    -         4    2        7    1         3    2        10    1
Other income (expense) (36) (17)        -    -      (36)  (9)       10    5      (26)  (4)        -    -       (26)  (3)
- ------------------------------------------------------------------------------------------------------------------------
Total operating
profits                208  100%      188  100%     396  100%      214  100%     610  100%      160  100%      770  100%
                            ===            ===           ===            ===           ===            ===            ===
General corporate
  expense              (29)           (33)          (62)           (67)         (129)           (76)          (205)
Interest expense      (129)          (133)         (262)          (128)         (390)          (123)          (513)
Cost of accounts
  receivable sale
  program               (8)            (7)          (15)            (7)          (22)            (7)           (29)
(Provision) benefit
  for income taxes      (1)           (10)          (11)           (40)          (51)            10            (41)
- ------------------------------------------------------------------------------------------------------------------------
Income (loss) before
  extraordinary item    41              5            46            (28)           18            (36)           (18)
Extraordinary item,
  net of taxes           -             (8)           (8)            (8)          (16)             -            (16)
- ------------------------------------------------------------------------------------------------------------------------
Net income (loss)   $   41         $   (3)       $   38         $  (36)       $    2         $  (36)       $   (34)
========================================================================================================================

Per common share:
Income (loss) before
  extraordinary
  item              $  .47         $  .06        $  .53         $ (.33)       $  .20         $ (.41)       $  (.21)
Extraordinary item,
  net of taxes           -           (.09)         (.09)          (.09)         (.18)             -           (.18)
- ------------------------------------------------------------------------------------------------------------------------
Net income (loss)   $  .47         $ (.03)       $  .44         $ (.42)       $  .02         $ (.41)       $  (.39)
========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH 1993
     Georgia-Pacific reported consolidated net sales of $3.3 billion for the three months ended September 30, 1994, an increase of 10.1 percent compared with $3.0 billion for the same 1993 period. In addition, the Corporation reported net income of $87 million (98 cents per share) for the three months ended September 30, 1994. This compares with a net loss of $36 million (42 cents per share) a year ago. The 1993 third quarter results include an after-tax gain of $10 million (11 cents per share) on the final settlement of the sale of the Corporation's paper distribution business and an after-tax extraordinary loss of $8 million (9 cents per share) for the early retirement of debt.
     The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Part I - Item 1. hereto).
     The building products segment reported net sales of $1.9 billion and operating profits of $262 million for the three months ended September 30, 1994 compared with net sales of $1.8 billion and operating profits of $210 million for the same 1993 period. Return on sales for the 1994 third quarter increased to 13.5 percent from 11.8 percent in the 1993 third quarter. The 9.0 percent increase in net sales and 24.8 percent increase in operating profits were primarily due to higher average prices which resulted in improved operating margins during the third quarter compared with year ago levels for many of the Corporation's building products. Specifically, prices for the plywood, oriented strand board and gypsum products sold by this business were higher than year ago levels. Although average softwood lumber prices were up over a year ago, prices finished the quarter lower than average prices during the 1994 second quarter.
     The pulp and paper segment reported net sales of $1.3 billion for the three months ended September 30, 1994 compared with $1.2 billion for the same 1993 period. Excluding net sales from the Corporation's paper distribution business which was sold July 1, 1993, net sales increased 17.3 percent. An operating profit of $83 million was reported by this segment during the 1994 third quarter compared with a loss of $10 million a year ago. Average prices for the Corporation's market pulp and containerboard businesses were significantly higher in the 1994 third quarter compared with the same 1993 period. In addition, average prices for corrugated packaging and commercial tissue products were higher than year ago levels. Although average prices in the Corporation's communication papers business were below 1993 third quarter levels, prices climbed during the 1994 third quarter and ended the quarter at levels higher than last year.
     General corporate expense increased to $78 million in the 1994 third quarter from $67 million in the 1993 comparable period. The increase was primarily attributable to compensation programs tied to the Corporation's common stock price.
     The Corporation's interest expense and cost of accounts receivable sale program for the three months ended September 30, 1994 were a combined $119 million, a decrease of 11.9 percent compared with $135 million a year ago.
Lower expense in 1994 is primarily the result of the expiration of certain interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
     For the 1994 third quarter, the Corporation reported pretax income of $151 million and an income tax provision of $64 million. For the 1993 third quarter, the Corporation reported pretax income before extraordinary item of $12 million and an income tax provision of $40 million. The actual effective tax rate in both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.


NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH 1993
     Georgia-Pacific's consolidated net sales increased 3.4 percent to $9.4 billion from $9.1 billion for the nine-month periods ended September 30, 1994 and 1993, respectively. The Corporation reported net income of $141 million ($1.59 per share) for the nine months ended September 30, 1994, compared with net income of $2 million (2 cents per share) for the same 1993 period. The 1994 results include a $34 million (38 cents per share) net after-tax gain primarily from asset sales, an $11 million (12 cents per share) extraordinary after-tax loss on the early retirement of debt and a $5 million (6 cents per share) one-time, after-tax charge for an accounting change. The 1993 results include a net, after-tax gain of $7 million (8 cents per share) on the sale of the Corporation's paper distribution business and a $16 million (18 cents per share) after-tax extraordinary loss on the early retirement of debt.
     The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Part I - Item 1. hereto).
     The building products segment reported net sales of $5.7 billion for the 1994 nine-month period, an increase of 10.3 percent from the $5.2 billion reported in the same 1993 period. Operating profits were $727 million for the nine months ended September 30, 1994, up slightly from $721 million a year ago. Return on sales decreased to 12.8 percent from 14.0 percent for the 1994 and 1993 nine-month periods, respectively. Although profits were up slightly, the decrease in return on sales in 1994 reflected higher wood costs compared with 1993, mainly in the 1994 first quarter. Average plywood prices for the nine-month period ended September 30, 1994 were only slightly above 1993 levels. Although plywood prices increased during the 1994 third quarter, first quarter prices were below 1993 first quarter levels and second quarter prices were only slightly above 1993 second quarter levels. Average prices for softwood lumber were also higher than 1993 levels; however, prices declined during the 1994 third quarter and are currently below 1993 year-end levels.
     Year-to-date sales in the pulp and paper segment were down 5.7 percent to $3.7 billion for the nine months ended September 30, 1994 compared with $3.9 billion for the same period in 1993. Excluding net sales from the Corporation's paper distribution business, which was sold July 1, 1993, net sales increased
13.0 percent for the September 30, 1994 year-to-date period compared with 1993. For the nine-month period ended September 30, 1994, this segment reported a net loss of $10 million compared with a net loss of $92 million a year ago. Significant improvements in most of the Corporation's pulp and paper businesses have been realized in 1994, primarily in the third quarter. Specifically, market pulp, containerboard, corrugated packaging and commercial tissue product prices have increased significantly since year-end. Industry-wide inventories, lower than year ago levels, continued to favorably impact corrugated packaging and containerboard prices. In addition, the 1994 nine-month results were favorably impacted by a sales volume increase in both the corrugated packaging and commercial tissue businesses compared with 1993 year-to-date levels. While 1994 nine-month average prices for the Corporation's communication papers business were below 1993 levels, prices have steadily increased over the past six months. Currently, average prices for most of the Corporation's pulp and paper businesses are higher than the 1993 fourth quarter.
     During the 1994 first quarter, the Corporation completed the sales of its roofing manufacturing and envelope businesses. The sale of the roofing manufacturing business resulted in an after-tax gain of $14 million ($24 million before taxes). The sale of the envelope business resulted in an after-tax gain of $24 million ($39 million before taxes).
     During the 1993 third quarter, the Corporation recorded an after-tax gain of $10 million (11 cents per share) on the final settlement of the sale of its paper distribution business. The Corporation originally recorded an after-tax loss of $3 million (3 cents per share) on this sale during the 1993 first quarter.
     General corporate expense increased to $137 million in the 1994 third quarter from $129 million in the 1993 comparable period. The increase was primarily attributable to compensation programs tied to the Corporation's common stock price.
     The Corporation's interest expense and the cost of its accounts receivable sale program were a combined $367 million for the nine-month period ended September 30, 1994, a decrease of 10.9 percent compared with $412 million for the same period in 1993. Lower expense during the first nine months of 1994 is primarily the result of the expiration of certain interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
     Excluding asset sales, the Corporation reported pretax income before the extraordinary item and accounting change of $225 million and an income tax provision of $102 million for the nine months ended September 30, 1994. Excluding asset sales, the Corporation reported pretax income before extraordinary item of $95 million and an income tax provision of $84 million for the nine months ended September 30, 1993. The effective tax rate for both periods is higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.


LIQUIDITY AND CAPITAL RESOURCES
     In 1994, cash flow from operations, together with the Corporation's available financing sources, is expected to be sufficient to make planned capital investments, dividend payments and scheduled debt service.

Operating Activities
- ------------------------
     Cash provided by operations for the nine months ended September 30, 1994, was $389 million compared with $275 million for the same 1993 period. Included in these results are tax payments to the Internal Revenue Service of $84 million and $205 million for the nine months ended September 30, 1994 and 1993, respectively. The 1994 tax payments were to settle the 1989 through 1990 tax years for Georgia-Pacific Corporation and to resolve substantially all pending income tax issues related to Great Northern Nekoosa Corporation for the years 1985 through March 1990. The 1993 tax payment was to settle the 1984 through 1988 tax years for Georgia-Pacific Corporation and to substantially settle the 1982 through 1984 tax years for Great Northern Nekoosa Corporation. Excluding the effects of these items, cash provided by operations was $473 million in 1994 compared with $480 million in 1993.


Investment Activities
- -------------------------
     Capital expenditures were $598 million for the nine months ended September 30, 1994, including $306 million in the pulp and paper segment, $235 million in the building products segment, $30 million for timber and timberlands and $27 million of other expenditures. Capital expenditures of approximately $900 million are currently projected for 1994.


Financing Activities
- ------------------------
     As of September 30, 1994, total debt for the Corporation, including the $700 million accounts receivable sale program, was $5.8 billion compared with $5.7 billion at December 31, 1993, an increase of $77 million. This increase includes an increase in bank overdrafts of $13 million and an increase in commercial paper and short-term notes of $307 million, partially offset by a decrease in long-term debt of $243 million. The increase is primarily due to the financing of a normal, seasonal increase in working capital requirements, particularly in the 1994 first quarter.
     The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings, including bid borrowings made under this agreement. As of September 30, 1994, $543 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.
     At September 30, 1994, the Corporation had outstanding interest rate exchange agreements (most of which were entered into to hedge floating rate debt acquired in the purchase of Great Northern Nekoosa Corporation) which effectively converted $1.1 billion of floating rate obligations with a weighted average interest rate of approximately 5.1% to fixed rate obligations with an average effective interest rate of approximately 9.1%. The Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by approximately $1.3 billion at September 30, 1994.
     As previously reported by the Corporation, $800 million of the interest rate exchange agreements outstanding at December 31, 1993 are due to expire in 1994. As of September 30, 1994, $700 million of these agreements had expired and another $100 million expired in October 1994.
     The Corporation's weighted average interest rate on total debt, including the accounts receivable sale program and floating rate debt, at September 30, 1994 and 1993 was 8.0% and 8.9%, respectively. The lower interest rate in 1994 is primarily the result of the expiration of approximately $700 million of interest rate exchange agreements during the twelve-month period ended September 30, 1994 which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
     Georgia-Pacific's ratio of total debt to capital, assuming the proceeds from the accounts receivable sale program will be replaced by debt at the end of the program, was 57.4% at September 30, 1994 compared with 57.0% at December 31, 1993.
     At September 30, 1994, the Corporation had registered for sale up to $500 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.


Other
- -------
     In July 1994, the Corporation announced that it will begin restructuring its building products distribution business to improve customer service and reduce costs. Expenses associated with the restructuring are primarily related to severance and relocation and will be incurred over the next few years. These expenses may be significant but are not expected to be material to the Corporation's consolidated financial position.
     Refer to Note 9 of the Notes to Financial Statements for a discussion of commitments and contingencies.




                            PART II - OTHER INFORMATION
                        ----------------------------------
                            GEORGIA-PACIFIC CORPORATION
                                September 30, 1994


Item 1.      Legal Proceedings

The information contained in Note 9 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ENVIRONMENTAL PROCEEDINGS

As most recently reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the Corporation has received and responded to two comprehensive information requests from the Environmental Protection Agency concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium density fiberboard, plywood and particleboard. On August 5, 1994, the EPA issued a Notice of Violation ("NOV") with respect to alleged violations of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1978. The Corporation presented its defenses to the alleged violations in a conference with EPA and Department of Justice representatives held on October 13, and 14, 1994, and intends to submit a written response to the NOV early in November. The Corporation intends to negotiate settlements of the allegations contained in the NOV with the EPA and the state environmental agencies involved on terms which the Corporation considers reasonable. The Corporation expects these settlements will entail the payments of fines and the agreement by the Corporation to install air emission control equipment at certain of its plants.

On September 30, 1994, the EPA filed a Complaint and Compliance Order against the Corporation for alleged violations of the Resource Conservation and Recovery Act at its Brunswick, Georgia pulp and paper mill. The Order alleges disposal of black liquor without a permit, treatment of wastewater from accumulated lime mud without a permit and failure to respond to a spill of sulfuric acid in a manner adequate to minimize the flow of hazardous waste. EPA has proposed a penalty of $160,256. The Corporation currently is preparing a response to the allegations.


Item 6.      Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11.   Statements of Computation of Per Share Earnings.

               Exhibit 27.   Financial Data Schedule.

          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1994.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1994           GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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




                         GEORGIA-PACIFIC CORPORATION
                      ---------------------------------
                             INDEX TO EXHIBITS
                       FILED WITH THE QUARTERLY REPORT
                            ON FORM 10-Q FOR THE
                      QUARTER ENDED SEPTEMBER 30, 1994


Number         Description
- ------         -----------

11.       Statements of Computation of Per Share Earnings. (1)

27.       Financial Data Schedule. (1)















- --------------------------------
(1)  Filed by EDGAR