Form 10-K405
period 1994-12-31
GEORGIA PACIFIC CORP
filed 1995-03-17
CIK 41077

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                    --------------
                                     FORM 10-K405



     (Mark One)

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the Fiscal Year Ended December 31, 1994

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


        For the transition period from                 to
                                       ---------------    ---------------

                          Commission File Number 1-3506

                           GEORGIA-PACIFIC CORPORATION
                      ------------------------------------
             (exact name of registrant as specified in its Charter)



              Georgia                                  93-0432081
   -------------------------------              ------------------------
   State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization                  Identification No.)

   133 Peachtree Street, N.E., Atlanta, Georgia          30303
   -------------------------------------------- ------------------------
   (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code  (404) 652-4000
                                                       -----------------


   Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
   Title of each class                          which registered
   -------------------------------              ------------------------

   Common Stock ($.80 par value)                New York Stock Exchange
   -------------------------------              ------------------------

   Junior Preferred Stock Purchase
     Rights                                     New York Stock Exchange
   -------------------------------              ------------------------

   Securities registered pursuant to Section 12(g) of the Act:   None
                                                               --------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1995, was $6,672,806,651.

     As of the close of business on March 14, 1995,the Registrant had 90,552,404 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and

2. The Corporation's definitive Proxy Statement expected to be dated March 24, 1995, for use in connection with the Annual Meeting of Shareholders to be held on May 2, 1995, portions of which are incorporated by reference into Part III of this Form 10-K.

                           Georgia-Pacific Corporation

                                Table of Contents


                            PART I                                                  Page
                                                                                    ----
 Item 1.  Business                                                                  1

 Item 2.  Properties                                                                1

 Item 3.  Legal Proceedings                                                         2

 Item 4.  Submission of Matters to a Vote of Security Holders                       3

                           PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                                       3

 Item 6.  Selected Financial Data                                                   3

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                       4

 Item 8.  Financial Statements and Supplementary Data                               4

 Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                       4

                           PART III

 Item 10. Directors and Executive Officers of the Registrant                        5

 Item 11. Executive Compensation                                                    8

 Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                                            8

 Item 13. Certain Relationships and Related Transactions                            8

                           PART IV

 Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                                       9


                                        PART I


ITEM 1.   BUSINESS
Georgia-Pacific Corporation (together with its subsidiaries herein referred to as the "Corporation") was organized in 1927 under the laws of the State of Georgia.

Information pertaining to the Corporation's business, including industry segments, set forth under the captions "Building Products," "Pulp and Paper," "Management's Discussion and Analysis," Note 2 of the Notes to Financial Statements, "Sales and Operating Profits by Industry Segment," and "Operating Statistics" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

TIMBER RESOURCES
Information pertaining to the Corporation's timber resources set forth under the captions "Building Products - Forest Resources" and "Operating Statistics" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

MINERAL RESOURCES
Information pertaining to the Corporation's gypsum resources set forth under the caption "Building Products - Gypsum Products" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

ENVIRONMENT
Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment set forth under the captions "Environment," "Management's Discussion and Analysis - Investment Activities" and Note 10 of the Notes to Financial Statements of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

EMPLOYEES
Information pertaining to persons employed by the Corporation set forth under the caption "Management's Discussion and Analysis - Other" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 2.   PROPERTIES
Information pertaining to the number of manufacturing facilities as of December 31, 1994 and capacity and historical production volumes as of December 31, 1994 by plant type set forth under the caption "Operating Statistics" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

Information pertaining to the Corporation's lease obligations set forth in Note 1 of the Notes to Financial Statements of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

Information concerning the Corporation's timber and mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Financial Statements of the Corporation's 1994 Annual Report to Shareholders ("Note 10") is incorporated herein by reference.

ENVIRONMENTAL PROCEEDINGS
Pursuant to the rules of the Securities and Exchange Commission, the Corporation is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000. Following are descriptions of the legal proceedings which may meet this criteria.

As last reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, about July 20, 1992, the Corporation received from the Environmental Protection Agency ("EPA") a Notice of Violation ("NOV") alleging past violations of a construction permit regulating air emissions at the Corporation's Gaylord, Michigan facility. On March 31, 1993, the Corporation received a second NOV alleging additional past violations at the same facility. The Corporation is presently discussing settlement of these claims with the U.S. Department of Justice and the State of Michigan.

As last reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the Western Environmental Law Center, on behalf of the Oregon Natural Resources Council ("ONRC"), filed a citizen's suit against the Corporation (ONRC v. Georgia-Pacific Corporation) in the U.S. District Court in Oregon on February 16, 1994, alleging violations of wastewater discharge permit limits at the Corporation's Toledo, Oregon plant. Although the Corporation believes it is in compliance with all the requirements of the permit, it has reached a tentative agreement with the plaintiff to settle the matter on terms involving a payment by the Corporation of less than $100,000.

As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, in May 1994, the Corporation's Olympia, Washington facility received a notice of intent to sue from the Atlantic States Legal Foundation ("ASLF"), an environmental group, and a NOV from the Washington Department of Ecology, each making substantially the same allegations of more than 100 violations of the Corporation's permit to discharge waste water into the City of Olympia Publicly Owned Treatment Works. On July 13, 1994, the Corporation and ASLF reached an agreement in principle pursuant to which ASLF has agreed not to bring suit, and the Corporation has agreed to make a donation of $99,900 to an environmental project to be mutually agreed upon by the Corporation and ASLF. Among other conditions outlined in the agreement, the Corporation has also agreed to pay $12,500 in attorneys' fees and costs. The Washington Department of Ecology has advised the Corporation that it will not assess a fine or penalty with respect to its NOV.

As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the EPA filed a Complaint and Compliance Order ("Order") against the Corporation on September 30, 1994, for alleged violations of the Resource Conservation and Recovery Act at its Brunswick, Georgia pulp and paper mill. The Order alleges disposal of black liquor without a permit, treatment of wastewater from accumulated lime mud without a permit, and failure to respond to a spill of sulfuric acid in a manner adequate to minimize the flow of hazardous waste. The EPA has proposed a penalty of $160,256. The Corporation responded to the Order on November 4, 1994, and the matter is currently pending assignment to an EPA administrative law judge for resolution.

DIOXIN PROCEEDINGS
With respect to the cases pending against the Corporation in Mississippi state court relating to the alleged discharge of dioxin into the Leaf River by a subsidiary of the Corporation, which cases are further described in Note 10 of the Notes to Financial Statements, on February 16, 1995, plaintiffs in one such lawsuit filed a motion requesting the court to set a priority trial date. The court has not yet ruled on this motion.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 1994, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters set forth under the captions "Highlights," Note 12 of the Notes to Financial Statements and "Investor Information" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference. As of the close of business on March 14, 1995, the Corporation's common stock price was $74.63.


ITEM 6.   SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data set forth under the captions "Selected Financial Data - Operations" and "Selected Financial Data - Financial Position, End of Year" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information with respect to Management's Discussion and Analysis set forth under the caption "Management's Discussion and Analysis" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to Financial Statements and Supplementary Data as set forth under the captions "Statements of Income," "Statements of Cash Flows," "Balance Sheets," "Statements of Shareholders' Equity," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements filed as part of the 1994 Annual Report on Form 10-K.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors of the Corporation is incorporated herein by reference to the Corporation's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 24, 1995.

Executive Officers of the Registrant

The executive officers of the Corporation are as follows:



                              Date first
                              elected as
Name                    Age   an officer     Position or office
- -----                   ---   ----------     --------------------
A. D. Correll            53         1988     Chairman and Chief Executive
                                             Officer and a Director

W. E. Babin              59         1990     Executive Vice President -
                                             Pulp and Paper

Davis K. Mortensen       62         1982     Executive Vice President -
                                             Building Products

James E. Bostic, Jr.     47         1991     Senior Vice President -
                                             Environmental, Government
                                             Affairs and Communications

Gerard R. Brandt         55         1990     Senior Vice President -
                                             Human Resources

Donald L. Glass          46         1982     Senior Vice President -
                                             Building Products
                                             Manufacturing and Sales

James F. Kelley          53         1993     Senior Vice President - Law
                                             and General Counsel

Clint M. Kennedy         45         1988     Senior Vice President - Pulp,
                                             Bleached Board and Logistics

Maurice W. Kring         58         1983     Senior Vice President -
                                             Containerboard and Packaging

George A. MacConnell     47         1983     Senior Vice President -
                                             Distribution and Millwork

John F. McGovern         48         1983     Senior Vice President - Finance
                                             and Chief Financial Officer

John F. Rasor            51         1983     Senior Vice President -
                                             Forest Resources

David W. Reynolds        63         1983     Senior Vice President -
                                             Administration

Lee M. Thomas            50         1993     Senior Vice President - Paper

James E. Terrell         45         1989     Vice President and Controller


Alston D. Correll has been Chief Executive Officer since May 4, 1993, and Chairman since December 2, 1993. He served as President and Chief Operating Officer of the Corporation from August 1991 until May 4, 1993, and as President and Chief Executive Officer from May 4, 1993, until December 2, 1993. Mr. Correll became an officer of the Corporation in 1988, and served as Senior Vice President - Pulp and Printing Paper from February 1988 through March 1989, and Executive Vice President - Pulp and Paper from April 1989 through July 1991.

W.E. Babin has been Executive Vice President - Pulp and Paper since January 1993. Prior to that time, Mr. Babin served as Executive Vice President - Pulp and Paperboard from May 1992 to January 1993, Senior Vice President - Containerboard and Packaging from January 1991 to May 1992, and Group Vice President - Containerboard and Packaging from February 1990 to January 1991. Prior to joining the Corporation, Mr. Babin held the position of Group Vice President with Inland Container Corporation (a forest products company) for approximately eight years.

Davis K. Mortensen has been Executive Vice President - Building Products since 1989. He became an executive officer in 1987, when he was elected Executive Vice President - Building Products Manufacturing.

James E. Bostic, Jr. has been Senior Vice President - Environmental, Government Affairs and Communications since February 1995. Prior to that time, he served as Group Vice President - Communication Papers from April 1992 through January 1995, Group Vice President - Butler Paper and Mail-Well from January 1992 to April 1992, and Vice President - Butler Paper and Mail-Well from January 1991 to January 1992. In addition, Mr. Bostic was General Manager, Commercial Products and Systems Division, from 1990 to 1991 and Director of Sales Operations, Consumer Paper Group, from 1988 to 1989.

Gerard R. Brandt has been Senior Vice President - Human Resources since February 1995. Prior to that time, he served as Group Vice President - Packaged Products from July 1993 through January 1995, Group Vice President - Butler Paper and Mail-Well from May 1992 to July 1993, Vice President - Butler Paper and Mail-Well from April 1992 to May 1992, Vice President - Communication Papers Manufacturing from May 1990 to April 1992, and Director - Printing Paper Manufacturing from December 1988 to May 1990.

Donald L. Glass has been Senior Vice President - Building Products Manufacturing and Sales since 1991, served as Senior Vice President - Building Products Manufacturing from 1989 to 1991, and served as Vice President - Gypsum and Roofing Division from 1987 to 1989.

James F. Kelley joined the Corporation as Senior Vice President - Law and General Counsel in December 1993. Prior to that time, he was a partner in the law firm of Jones, Day, Reavis & Pogue.

Clint M. Kennedy has been Senior Vice President - Pulp, Bleached Board and Logistics since February 1995. Prior to that time, he served as Group Vice President - Pulp and Bleached Board from July 1992 through January 1995, Vice President - Sales and Marketing, Pulp and Bleached Board from May 1990 to July 1992, and Vice President - Pulp, Kraft Paper and Containerboard Sales from January 1988 to May 1990.

Maurice W. Kring has been Senior Vice President - Containerboard and Packaging since February 1994. Prior to that time, he served as Group Vice President - Containerboard and Packaging from July 1993 until February 1994 and Group Vice President - Packaged Products from 1987 to July 1993.

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

John F. Rasor has been Senior Vice President - Forest Resources since February 1995. Prior to that time, he served as Group Vice President - Forest Resources from May 1992 through January 1995, Group Vice President - Timber from January 1992 to May 1992, Vice President - Forest Resources from 1991 to January 1992, Vice President - Eastern Wood Products Manufacturing Division from 1989 to
1991 and Vice President - Mid-Continent Wood Products Manufacturing Division from 1983 until 1989.

David W. Reynolds has been Senior Vice President - Administration since February 1995. Prior to that time, he served as Senior Vice President - Human Resources and Administration from 1989 through January 1995.

Lee M. Thomas has been Senior Vice President - Paper since February 1995. Prior to that time, he served as Senior Vice President - Environmental, Government Affairs and Communications from February 1994 through January 1995, and Senior Vice President - Environmental and Government Affairs from March 1993 through January 1994. Prior to joining the Corporation in March 1993, Mr. Thomas served as Chairman and Chief Executive Officer of Law Companies Environmental Group, Inc. (an engineering and environmental services company) from 1989 until March 1993.

James E. Terrell was elected Vice President of the Corporation in January 1991 and has served as Controller since 1989. Mr. Terrell served as Group Controller
- - Administration and Financial Reporting from 1987 to 1989.

The Corporation's Board of Directors elects officers of the Corporation who hold the offices to which they are elected until the next annual organizational meeting of the Board. The Compensation Committee recommends to the Board of Directors the amount of compensation for all officers of the Corporation. The amount of compensation is then determined by the Board of Directors based on such recommendation. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11.  EXECUTIVE COMPENSATION
Information with respect to Executive Compensation is incorporated herein by reference to the Corporation's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 24, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Corporation's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 24, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Corporation's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 24, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) The following documents are filed as a part of this Annual Report for Georgia-Pacific Corporation and subsidiaries:

          (1) The Financial Statements, Notes to Financial Statements and the Report of Independent Public Accountants dated February 16, 1995 listed below are incorporated herein by reference to the Corporation's 1994 Annual Report to Shareholders:

                Statements of Income for the years ended
                December 31, 1994, 1993 and 1992.

                Statements of Cash Flows for the years ended
                December 31, 1994, 1993 and 1992.

                Balance Sheets as of December 31, 1994 and 1993.

                Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                Notes 1 through 12 of the Notes to Financial Statements.

                Report of Independent Public Accountants.

          (2)   Financial Statement Schedules:

                Report of Independent Public Accountants as to Schedule


                II Valuation and Qualifying Accounts for the years ended December 31, 1994, 1993 and 1992.


                Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

          (3)   Exhibits

                The exhibits required to be filed as part of this Annual Report on Form 10-K are as follows:

                NUMBER         DESCRIPTION

                3.1       Articles of Incorporation, restated as of October 30,
                          1989.

                3.2 Bylaws as amended to date (Filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference thereto).

                4.1(i) Credit Agreement, dated as of June 30, 1993, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent (Filed as Exhibit 4.1(i) to the Corporation's Quarterly Report on Form

                         10-Q for the quarter ended June 30, 1993, and incorporated herein by this reference thereto).

               4.1(ii) Amendment No. 1 to Credit Agreement, dated as of November 30, 1994, among Georgia-Pacific Corporation, the lenders named therein and Bank of America National Trust and Savings Association, as agent.

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

               10.1      Directors Group Life Insurance Program (Filed as
                         Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.2(i)   Executive Retirement Agreement (Officers Retirement
                         Plan) (Filed as Exhibit 10.2(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.2(ii) Amendment No. 1 to Executive Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.2(iii) Executive Retirement Agreement (Officers Retirement
                         Plan), as amended, as in effect after January 1, 1992 (Filed as Exhibit 10.2(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).*

               10.2(iv) Amendment No. 2 to the Executive Retirement Agreement of Winfred E. Babin (entered into August 3, 1993) (Filed as Exhibit 10.2(ix) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).*

               10.2(v) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993).*

               10.2(vi) Amendment No. 2 to Executive Retirement Agreement for James C. Van Meter (entered into as of February 28,
                         1994) (Filed as Exhibit 10.2(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.3(i) Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1,
                         1987) (Filed as Exhibit 10.3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.3(ii) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1,
                         1987) (Filed as Exhibit 10.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.3(iii) Key Salaried Employees Group Insurance Plan -
                         Post-1986 Group (Effective January 1, 1987) (Filed as
                         Exhibit 10.3(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.3(iv) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.3(v) Amendment No. 2 to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).*



*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.3(vi) Amendment No. 3 to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (effective August 1,
                         1994) (Filed as Exhibit 10.3(vi) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference thereto).*

               10.4 Directors Retirement Program (Filed as Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.5(i) 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).*

               10.5(ii) Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.6 Retirement Letter Agreement of James C. Van Meter dated February 28, 1994 (Filed as Exhibit 10.7 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.7 Consulting Agreement between Georgia-Pacific Corporation and James C. Van Meter dated February 28, 1994 (Filed as Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.8 1993 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).*

               10.9 1994 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.10     1995 Economic Value Incentive Plan.*

               10.11(i)  1995 Shareholder Value Incentive Plan.*

               10.11(ii) Form of Shareholder Value Incentive Stock Option.*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.12(i) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

               10.12(ii) Receivables Purchase Agreement dated as of June 1,
                         1990, among Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

               10.13 Agreement, effective as of March 15, 1993, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee. M. Thomas.

               11        Statements of Computation of Per Share Earnings.

               12        Statements of Computation of Ratio of Earnings to
                         Fixed Charges.

               13 Portions of Georgia-Pacific Corporation's 1994 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.

               21        Subsidiaries.

               23        Consent of Independent Public Accountants.

               24        Powers of Attorney.

               27        Financial Data Schedule.

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

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the fourth quarter of fiscal 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   GEORGIA-PACIFIC CORPORATION
                                   (Registrant)

                                   By:  /s/ A. D. Correll
                                        ----------------------
                                        (A. D. Correll,
                                        Chairman and Chief
                                        Executive Officer)
                                   Date:  March 17,1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


     Signature                             Title                       Date
     ---------                             -----                       ----
As Officers or Directors of GEORGIA-PACIFIC CORPORATION
/s/ A. D. Correll                 Director, Chairman and           March 17, 1995
- ----------------------------       Chief Executive Officer
   (A. D. Correll)                 (Principal Executive Officer)

/s/ John F. McGovern              Senior Vice President - Finance  March 17, 1995
- ----------------------------       and Chief Financial Officer
   (John F. McGovern)              (Principal Financial Officer)

/s/ James E. Terrell              Vice President and Controller    March 17, 1995
- ----------------------------       (Principal Accounting Officer)
   (James E. Terrell)

     *                            Director                         March 17, 1995
- ----------------------------
   (Robert Carswell)

     *                            Director                         March 17, 1995
- ----------------------------
   (Jewel Plummer Cobb)

     *                            Director                         March 17, 1995
- ----------------------------
   (Jane Evans)

     *                            Director                         March 17, 1995
- ----------------------------
   (Donald V. Fites)

     *                            Director                         March 17, 1995
- ----------------------------
   (Harvey C. Fruehauf, Jr.)

     *                            Director                         March 17, 1995
- ----------------------------
   (Richard V. Giordano)

     *                            Director                         March 17, 1995
- ----------------------------
   (David R. Goode)

     *                            Director                         March 17, 1995
- ----------------------------
   (T. Marshall Hahn, Jr.)

     *                            Director                         March 17, 1995
- ----------------------------
   (M. Douglas Ivester)

     *                            Director                         March 17, 1995
- ----------------------------
   (Francis Jungers)

     *                            Director                         March 17, 1995
- ----------------------------
   (Robert E. McNair)

     *                            Director                         March 17, 1995
- ----------------------------
   (Louis W. Sullivan)

     *                            Director                         March 17, 1995
- ----------------------------
   (James B. Williams)


*By/s/ James F. Kelley
- ----------------------------
   (James F. Kelley)

*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.

     Report of Independent Public Accountants as to Schedule


To the Shareholders and the Board of
Directors of Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia-Pacific Corporation incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           /s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 16, 1995

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                   (Millions)

Column A                            Column B               Column C                  Column D          Column E
- -----------                        ----------             ----------                ----------        ----------
                                                           Additions
                                                  --------------------------
                                   Balance at     Charged to      Charged to                          Balance at
                                    beginning      costs and           other                                 end
Description                         of period       expenses        accounts        Deductions         of period
- -----------                        ----------     ----------      ----------        ----------        ----------
Year ended December 31, 1994
- ----------------------------
Allowance for doubtful
accounts                           $       32     $        3      $        1 (2)    $      (8) (3)    $       28
                                   ----------     ----------      ----------        ----------        ----------


Year ended December 31, 1993
- ----------------------------
Allowance for doubtful
accounts                           $       35     $        8      $        -        $     (11) (1)    $       32
                                   ----------     ----------      ----------        ----------        ----------


Year ended December 31, 1992
- ----------------------------
Allowance for doubtful
accounts                           $       36     $       10      $        1 (2)    $     (12) (3)    $       35
                                   ----------     ----------      ----------        ----------        ----------

(1) Includes $2 million deducted with the sale of Butler Paper Company assets and $9 million of accounts written off.
(2)  Recoveries of accounts previously written off.
(3)  Accounts written off.

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS
FILED WITH THE ANNUAL REPORT
ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 1994

NUMBER         DESCRIPTION

3.1       Articles of Incorporation, restated as of October 30, 1989.  (1)

3.2 Bylaws as amended to date (Filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference thereto).

4.1(i) Credit Agreement, dated as of June 30, 1993, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent (Filed as
          Exhibit 4.1(i) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by this reference thereto).

4.1(ii) Amendment No. 1 to Credit Agreement, dated as of November 30, 1994, among Georgia-Pacific Corporation, the lenders named therein and Bank of America National Trust and Savings Association, as agent. (1)

4.2 In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

4.3 Rights Agreement, dated as of July 31, 1989, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Rights Certificate attached as Exhibit A. (1)

4.4(i) Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4(a) to the Corporation's Registration Statement on Form S-3 dated May 9, 1990, and incorporated herein by this reference thereto).

4.4(ii) First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).








(1) Filed via EDGAR

10.1 Directors Group Life Insurance Program (Filed as Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

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

10.2(v) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993). (1)

10.2(vi) Amendment No. 2 to Executive Retirement Agreement for James C. Van Meter (entered into as of February 28, 1994) (Filed as Exhibit 10.2(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

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










(1) Filed via EDGAR

10.3(iv) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1,
          1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

10.3(v) Amendment No. 2 to Key Salaried Employees Group Insurance Plan - Post-1986 Group (effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).

10.3(vi) Amendment No. 3 to Key Salaried Employees Group Insurance Plan - Post-1986 Group (effective August 1, 1994) (Filed as Exhibit 10.3(vi) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference thereto).

10.4 Directors Retirement Program (Filed as Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

10.5(i) 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

10.5(ii) Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).

10.6 Retirement Letter Agreement of James C. Van Meter dated February 28, 1994 (Filed as Exhibit 10.7 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

10.7 Consulting Agreement between Georgia-Pacific Corporation and James C. Van Meter dated February 28, 1994 (Filed as Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

10.8 1993 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by this reference thereto).

10.9 1994 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

10.10     1995 Economic Value Incentive Plan.  (1)

10.11(i)  1995 Shareholder Value Incentive Plan.  (1)








(1) Filed via EDGAR

10.11(ii) Form of Shareholder Value Incentive Stock Option.  (1)

10.12(i) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

10.12(ii) Receivables Purchase Agreement dated as of June 1, 1990, among
          Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

10.13 Agreement, effective as of March 15, 1993, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas. (1)

11        Statements of Computation of Per Share Earnings.  (1)

12        Statements of Computation of Ratio of Earnings to Fixed Charges.  (1)

13 Portions of Georgia-Pacific Corporation's 1994 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference. (1)

21        Subsidiaries.  (1)

23        Consent of Independent Public Accountants.  (1)

24        Powers of Attorney.  (1)

27        Financial Data Schedule.  (1)

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





(1) Filed via EDGAR