Form 10-Q
period 1995-03-31
GEORGIA PACIFIC CORP
filed 1995-05-11
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  _____________

                                    FORM 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 1 - 3506

                                  _____________

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

                                  _____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .
                                        -------      -------

As of the close of business on April 30, 1995, Georgia-Pacific Corporation had 90,630,103 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                   -------------------------------------------


ITEM 1.   FINANCIAL STATEMENTS


STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                        Three months
                                                       ended March 31,
                                                    -------------------
(Millions, except per share amounts)                  1995         1994
- -----------------------------------------------------------------------
Net sales                                           $3,477       $2,942
- -----------------------------------------------------------------------
Costs and expenses
  Cost of sales                                      2,444        2,310
  Selling, general and
    administrative                                     350          284
  Depreciation and depletion                           186          185
  Interest                                             105          121
  Other income                                           -          (57)
- -----------------------------------------------------------------------
Total costs and expenses                             3,085        2,843
- -----------------------------------------------------------------------
Income before income taxes,
  extraordinary item and
  accounting change                                    392           99
Provision for income taxes                             160           43
- -----------------------------------------------------------------------
Income before extraordinary item
  and accounting change                                232           56
Extraordinary item - loss from
  early retirement of debt,
  net of taxes                                           -          (11)
Cumulative effect of accounting
  change, net of taxes                                   -           (5)
- -----------------------------------------------------------------------
Net income                                          $  232       $   40
- ----------------------------------------------------===================

Per share:
  Income before extraordinary item
   and accounting change                            $ 2.59       $  .63
  Extraordinary item - loss from early
   retirement of debt, net of taxes                      -         (.12)
  Cumulative effect of accounting
   change, net of taxes                                  -         (.06)
- -----------------------------------------------------------------------
  Net income                                        $ 2.59       $  .45
- ----------------------------------------------------===================
Average number of shares outstanding                  89.6         88.7
- ----------------------------------------------------===================

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)                                             Three months
                                                      ended March 31,
                                                     ------------------
(Millions)                                            1995         1994
- -----------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                         $ 232        $  40
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                        174          175
   Depletion                                            12           10
   Amortization of goodwill                             15           15
   Stock compensation programs                          24           (6)
   Gain on sales of assets                              (3)          (7)
   Other income                                          -          (57)
   Cumulative effect of accounting change                -            5
   (Increase) in receivables                          (182)        (116)
   (Increase) in inventories                           (91)        (100)
   Change in other working capital                     (23)         (45)
   Change in deferred income tax liabilities           (12)         (32)
   Increase in taxes payable                           136           28
   Change in other assets and other
     long-term liabilities                              28           27
- -----------------------------------------------------------------------
Cash provided by (used for) operations                 310          (63)
- -----------------------------------------------------------------------
Cash provided by (used for) investing activities
  Capital expenditures
   Property, plant and equipment                      (214)        (138)
   Timber and timberlands                              (33)         (14)
- -----------------------------------------------------------------------
  Total capital expenditures                          (247)        (152)
  Proceeds from sales of assets                          6          208
  Other                                                  1           (2)
- -----------------------------------------------------------------------
Cash provided by (used for) investing activities      (240)          54
- -----------------------------------------------------------------------
Cash provided by (used for) financing activities
  Repayments of long-term debt                         (19)         (53)
  Additions to long-term debt                            3            4
  Increase (decrease) in bank overdrafts               (25)          41
  Increase (decrease) in commercial paper and
   other short-term notes                              (32)          76
  Cash dividends paid                                  (36)         (36)
- -----------------------------------------------------------------------
Cash provided by (used for) financing activities      (109)          32
- -----------------------------------------------------------------------
(Decrease) increase in cash                            (39)          23
  Balance at beginning of period                        53           41
- -----------------------------------------------------------------------
  Balance at end of period                           $  14        $  64
- -----------------------------------------------------==================

The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                  March 31, December 31,
(Millions, except shares and per share amounts)      1995         1994
- -----------------------------------------------------------------------
                                                (Unaudited)

ASSETS
Current assets
  Cash                                             $    14      $    53
  Receivables, less allowances of $29 and $28          752          566
  Inventories                                        1,300        1,209
  Deferred income tax assets                           136          136
  Other current assets                                  35           34
- -----------------------------------------------------------------------
Total current assets                                 2,237        1,998
- -----------------------------------------------------------------------
Timber and timberlands, net                          1,384        1,363
- -----------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment,
   at cost                                          11,696       11,500
  Accumulated depreciation                          (6,171)      (6,012)
- -----------------------------------------------------------------------
Property, plant and equipment, net                   5,525        5,488
- -----------------------------------------------------------------------
Goodwill                                             1,758        1,773
- -----------------------------------------------------------------------
Other assets                                           234          242
- -----------------------------------------------------------------------
Total assets                                       $11,138      $10,864
- ---------------------------------------------------====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                              $   187      $   212
 Commercial paper and other short-term notes           836          868
 Current portion of long-term debt                     211           37
 Taxes payable                                         173           39
 Accounts payable                                      581          603
 Accrued compensation                                  163          182
 Accrued interest                                       94           89
 Other current liabilities                             309          295
- -----------------------------------------------------------------------
Total current liabilities                            2,554        2,325
- -----------------------------------------------------------------------
Long-term debt, excluding current portion            3,715        3,904
- -----------------------------------------------------------------------
Other long-term liabilities                            843          825
- -----------------------------------------------------------------------
Deferred income tax liabilities                      1,181        1,190
- -----------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 90,572,000 and 90,466,000
   shares issued                                        72           72
 Additional paid-in capital                          1,249        1,220
 Retained earnings                                   1,578        1,382
 Long-term incentive plan deferred compensation        (40)         (39)
 Other                                                 (14)         (15)
- -----------------------------------------------------------------------
Total shareholders' equity                           2,845        2,620
- -----------------------------------------------------------------------
Total liabilities and shareholders' equity         $11,138      $10,864
- ---------------------------------------------------====================

The accompanying notes are an integral part of these financial statements.

     NOTES TO FINANCIAL STATEMENTS (Unaudited)
     GEORGIA-PACIFIC CORPORATION
     MARCH 31, 1995


     1. PRINCIPLES OF PRESENTATION. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

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

     4. OTHER INCOME. In the 1994 first quarter, the Corporation recorded other pretax income of $57 million ($34 million after taxes), primarily resulting from the sales of its roofing manufacturing and envelope businesses.

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

                                      Three months
                                     ended Mar. 31,
                                     --------------
          (Millions)                  1995     1994
          -----------------------------------------
          Total interest costs       $ 110    $ 122
          Interest capitalized          (5)      (1)
          ---------------------------==============
          Interest expense           $ 105    $ 121
          ---------------------------==============
          Interest paid              $ 105    $ 130
          ---------------------------==============
          Income taxes paid,
           net of refunds            $  35    $  40
          ---------------------------==============

     7. INVENTORY VALUATION. Inventories include costs of materials, labor and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                    March 31,  December 31,
          (Millions)                  1995         1994
          ------------------------------------------------
          Raw materials             $   404      $   390
          Finished goods                890          809
          Supplies                      279          275
          LIFO reserve                 (273)        (265)
          ------------------------------------------------
          Total inventories         $ 1,300      $ 1,209
          --------------------------======================

     8. PROVISION FOR INCOME TAXES. The Corporation reported pretax income of $392 million and an income tax provision of $160 million for the three months ended March 31, 1995. Excluding asset sales, the Corporation reported pretax income before extraordinary item and accounting change of $42 million and an income tax provision of $20 million for the three months ended March 31, 1994. The actual effective tax rate for both periods was higher than the federal statutory rate primarily because of nondeductible goodwill amortization expense.

     9. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation is self-insured for general liability claims up to $5 million per occurrence. Liability insurance in effect during the last several years provides coverage for environmental matters only to a limited extent.

          The Corporation is involved in environmental remediation activities at numerous sites where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws and at certain of its own properties. Of the known sites in which it is involved, the Corporation estimates that approximately 45 percent are being investigated, approximately 40 percent are being remediated and approximately 15 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the remediation of many of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $75 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis. No amounts have been recorded for potential recoveries from insurance carriers.

          In the fourth quarter of 1992, the Corporation filed suit in the State of Washington against numerous insurance carriers for coverage under comprehensive general liability insurance policies issued by those carriers. The Corporation sought a declaratory judgment to the effect that past and future environmental remediation and other related costs with respect to certain of the sites are covered by such policies. The Corporation has now dismissed or settled its claims against all but two of those carriers.

          The Corporation previously received and responded to two comprehensive information requests from the Environmental Protection Agency (EPA) concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium-density fiberboard, plywood and particleboard. A third request relating to these and adjacent facilities was received in December 1994, and the Corporation has responded to it. On
          August 5, 1994, the EPA issued a Notice of Violation (NOV) with respect to alleged violations of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1978. The Corporation expects to be able to negotiate settlements of the allegations contained in the NOV with the EPA and the state environmental agencies involved on terms which the Corporation considers reasonable. The Corporation expects these settlements will entail the payments of fines and the agreement by the Corporation to install air emission control equipment at certain of its facilities.

          Approximately 220 suits involving 9,160 plaintiffs are currently pending in several state courts in Mississippi. The suits allege a variety of torts including nuisance, trespass and infliction of emotional distress primarily related to the alleged discharge of dioxin into the Leaf River from a pulp mill owned by a subsidiary of the Corporation. Three of these cases have been tried. A total of $241,000 in compensatory damages and $4 million in punitive damages were awarded to three plaintiffs in the first two cases (Simmons and Ferguson) with respect to certain claims. The jury found in favor of the Corporation with respect to a fourth plaintiff. The Corporation appealed both judgments. On July 8, 1993, in the third Mississippi dioxin case tried, the jury returned a verdict in favor of the Corporation on all counts. The plaintiffs have filed a notice of appeal. The Mississippi Supreme Court heard oral arguments in Simmons and Ferguson on March 21, 1994. At May 3, 1995, no decision on these appeals had been issued.

          In early 1994 two dioxin cases pending in federal court in Mississippi were voluntarily dismissed with prejudice by the plaintiffs. On September 1, 1994, the circuit court judge to whom almost all the remaining Mississippi dioxin cases have been assigned lifted a stay which he had entered pending the Supreme Court's decision in Simmons and Ferguson. None of such cases pending against the Corporation have yet been set for trial.

          Although there can be no assurances as to the ultimate outcome of the approximately 220 suits pending against the Corporation for alleged discharges of dioxin, based on the opinions of counsel the Corporation believes that substantial grounds exist for reversal of the judgments in Simmons and Ferguson, and that it has meritorious defenses to the remaining lawsuits. Suit has been filed against the mill's insurance carriers seeking a declaratory judgment to the effect that these dioxin claims are covered by various insurance policies issued to the Corporation.

          The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 24,300 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

          The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid in settlement have been substantially covered by product liability insurance, and the Corporation believes that it has insurance available in amounts adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation also anticipates that equivalent amounts of insurance will be available with respect to the disposition of suits and claims that may be filed against the Corporation in the future, but there can be no assurance in this regard. The Corporation has established reserves for liabilities and legal defense costs for these suits and claims in amounts it believes are probable and reasonably estimable. It also has recorded a receivable for expected insurance recoveries with respect to pending suits and claims.

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


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except              Second Quarter           Third Quarter             Fourth Quarter
per share, in millions)  First    --------------------      -----------------        --------------------
                        Quarter  Quarter   Year-to-date   Quarter   Year-to-date   Quarter     Year-to-date
- ------------------------------------------------------------------------------------------------------------
1995
NET SALES
Building products   $1,800  52%
Pulp and paper       1,665  48
Other operations        12   -
- ------------------------------------------------------------------------------------------------------------
Total net sales     $3,477 100%
============================================================================================================
OPERATING PROFITS
Building products   $  197  35%
Pulp and paper         368  65
Other operations         5   -
- ------------------------------------------------------------------------------------------------------------
Total operating
 profits               570 100%
                           ===
General corporate
 expense               (62)
Interest expense      (105)
Cost of accounts
 receivable sale
 program               (11)
Provision for
 income taxes         (160)
- ------------------------------------------------------------------------------------------------------------
Net income          $  232
============================================================================================================
Per common share:
 Net income         $ 2.59
============================================================================================================


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except              Second Quarter           Third Quarter             Fourth Quarter
per share, in millions)  First    --------------------      -----------------        --------------------
                        Quarter  Quarter   Year-to-date   Quarter   Year-to-date   Quarter     Year-to-date
- ------------------------------------------------------------------------------------------------------------
1994
NET SALES
Building products   $1,767  60% $1,982  62%  $3,749  61% $1,941  60%  $5,690  61% $1,871   56%  $ 7,561  60%
Pulp and paper       1,167  40   1,196  38    2,363  39   1,315  40    3,678  39   1,460   44     5,138  40
Other operations         8   -       9   -       17   -      11   -       28   -      11    -        39   -
- ------------------------------------------------------------------------------------------------------------
Total net sales     $2,942 100% $3,187 100%  $6,129 100% $3,267 100%  $9,396 100% $3,342  100%  $12,738 100%
============================================================================================================
OPERATING PROFITS
Building products   $  247  97% $  218 118%  $  465 106% $  262  75%  $  727  93% $  262   59%  $   989  81%
Pulp and paper         (53)(20)    (40)(21)     (93)(21)     83  24      (10) (1)    181   41       171  14
Other operations         3   1       6   3        9   2       3   1       12   1      (2)   -        10   -
Other income            57  22       -   -       57  13       -   -       57   7       -    -        57   5
- ------------------------------------------------------------------------------------------------------------
Total operating
 profits               254 100%    184 100%     438 100%    348 100%     786 100%    441  100%    1,227 100%
                           ===         ===          ===         ===          ===          ===           ===
General corporate
 expense               (28)        (31)         (59)        (78)        (137)        (32)          (169)
Interest expense      (121)       (113)        (234)       (110)        (344)       (109)          (453)
Cost of accounts
 receivable sale
 program                (6)         (8)         (14)         (9)         (23)        (10)           (33)
Provision for
 income taxes          (43)        (18)         (61)        (64)        (125)       (121)          (246)
- ------------------------------------------------------------------------------------------------------------
Income before
 extraordinary item
 and accounting
 change                 56          14           70          87          157         169            326
Extraordinary item,
 net of taxes          (11)          -          (11)          -          (11)          -            (11)
Cumulative effect of
 accounting change,
 net of taxes           (5)          -           (5)          -           (5)          -             (5)
- ------------------------------------------------------------------------------------------------------------
Net income          $   40      $   14       $   54      $   87       $  141      $  169        $   310
============================================================================================================
Per common share:
 Income before
  extraordinary item
  and accounting
  change            $  .63      $  .16       $  .79      $  .98       $ 1.77      $ 1.89        $  3.66
 Extraordinary item,
  net of taxes        (.12)          -         (.12)          -         (.12)          -           (.12)
 Accounting change,
  net of taxes        (.06)          -         (.06)          -         (.06)          -           (.06)
- ------------------------------------------------------------------------------------------------------------
 Net income         $  .45      $  .16       $  .61      $  .98       $ 1.59      $ 1.89        $  3.48
============================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH 1994

The Corporation reported net sales of $3.5 billion for the three months ended March 31, 1995, up from $2.9 billion in 1994. Net income of $232 million ($2.59 per share) was reported for the first three months of 1995 compared with net income of $40 million (45 cents per share) for the first three months of 1994. The 1994 results included a net, after-tax gain of $34 million (38 cents per share) primarily related to the sale of the Corporation's roofing manufacturing and envelope businesses. In addition, net income included an $11 million (12 cents per share) after-tax loss on early retirement of debt and a $5 million (6 cents per share) one-time, after-tax charge for the adoption of Financial Accounting Standard Number 112 (FAS 112), "Employers' Accounting for Postemployment Benefits."
     The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).
     The building products segment reported net sales of $1.8 billion for the 1995 first quarter, a slight increase from a year ago. Operating profits for this segment decreased, however, to $197 million for the three months ended March 31, 1995 compared with $247 million in 1994, primarily as a result of an increase in wood costs for plywood and softwood lumber by approximately 22 percent and 11 percent, respectively.
     Prices for the Corporation's softwood lumber products averaged approximately 12 percent below 1994 first quarter levels which, combined with higher wood costs, resulted in a significant decline in profit margins for this business. Profit margins for the distribution business were also impacted by a decrease in softwood lumber prices. Average prices for the Corporation's oriented strand board products were approximately 6 percent below 1994 first quarter averages and average gypsum-wallboard prices were approximately 25 percent higher than 1994 first quarter averages. Average prices for the Corporation's plywood products were approximately 11 percent higher than year ago levels, although margins were impacted by the rise in wood costs.
     The pulp and paper segment reported $1.7 billion in net sales in the 1995 first quarter up from $1.2 billion in the same 1994 period. This segment also reported operating profits of $368 million for the three months ended March 31, 1995 compared with an operating loss of $53 million for the same period a year ago, primarily as a result of higher prices for most of the Corporation's pulp and paper products. First quarter average prices for market pulp were nearly double the 1994 first quarter average prices, and average containerboard and communication paper prices increased approximately 50 percent compared with first quarter 1994 levels. Improved demand and low industry-wide inventory levels for most pulp and paper products had a positive impact on prices.
     During the 1994 first quarter, the Corporation recorded other pretax income of $57 million ($34 million after taxes), primarily resulting from the sales of its roofing manufacturing and envelope businesses.
     General corporate expense increased to $62 million for the three months ended March 31, 1995 compared with $28 million in 1994. The majority of the increase is attributable to compensation programs tied to the Corporation's common stock price. For the quarters ended March 31, 1995 and 1994, the cost of these programs was $23 million and $(3) million, respectively.
     For the first quarter, the Corporation's interest expense and cost of accounts receivable sale program were a combined $116 million, a decrease of 8.7 percent compared with $127 million a year ago. Lower expense in 1995 was primarily the result of a lower level of debt and the expiration of $700 million in interest rate exchange agreements since March 31, 1994 which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
     The Corporation reported pretax income of $392 million and an income tax provision of $160 million for the three months ended March 31, 1995. Excluding asset sales, the Corporation reported pretax income before extraordinary item and accounting change of $42 million and an income tax provision of $20 million for the three months ended March 31, 1994. The actual effective tax rate for both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense.

Liquidity and Capital Resources
- -------------------------------
Operating Activities
- --------------------
The Corporation generated cash from operations of $310 million in the 1995 first quarter and used cash for operations in the 1994 first quarter of $63 million. Excluding $37 million paid to the Internal Revenue Service to settle the 1989 and 1990 tax years for the Corporation, cash used for operations was $26 million in 1994. The increase in cash from operations is primarily the result of higher prices in the Corporation's pulp and paper segment in the 1995 first quarter compared with the 1994 first quarter.


Investing Activities
- --------------------
During the 1995 first quarter, the Corporation spent $247 million on capital expenditures, including $97 million in the pulp and paper segment, $106 million in the building products segment, $33 million for timber and timberlands and $11 million in other expenditures. The Corporation's 1995 projected capital spending is slightly in excess of $1 billion.
     As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, the sales of its roofing manufacturing and envelope businesses were completed during the first quarter of 1994. The Corporation received after-tax cash proceeds of approximately $156 million from these transactions.


Financing Activities
- --------------------
As of March 31, 1995, total debt for the Corporation, including the $700 million accounts receivable sale program, was $5.6 billion, compared with $5.7 billion at December 31, 1994. Bank overdrafts decreased by $25 million, commercial paper and short-term notes decreased by $32 million and long-term debt decreased by $15 million.
     The Corporation intends to redeem approximately $200 million of its outstanding 10-1/8% Debentures during the 1995 second quarter. The redemption is not expected to result in an after-tax extraordinary loss.
     The Corporation called for redemption approximately $204 million in principal of its 10-1/4% Debentures Due September 15, 2018 during the 1994 first quarter, which it redeemed in April 1994. During the first quarter, the Corporation reported an after-tax extraordinary loss of $11 million (12 cents per share) related to this early retirement.
     The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings, including bid borrowings made under this agreement. As of March 31, 1995, $664 million of committed credit was available under or supported by the facility.
     The Corporation's weighted average interest rate on total debt as of March 31, 1995 was 8.2%, including floating rate debt and the accounts receivable sale program which is currently scheduled to expire in May 1995. The Corporation has requested an extension of the program to May 1996 and is awaiting final documentation from the banks.
     At March 31, 1995, the Corporation had outstanding interest rate exchange agreements which effectively converted $746 million of floating rate obligations with a weighted average interest rate of approximately 6.3% to fixed rate obligations with an average effective interest rate of approximately 9.2%. On that date, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by approximately $1.2 billion.
     As previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, approximately $450 million of the interest rate exchange agreements outstanding at December 31, 1994 are due to expire in 1995. As of March 31, 1995, $200 million of these agreements had expired and another $200 million expired in April.
     As of March 31, 1995, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. On April 25, 1995, the Corporation issued $250 million of 8-5/8% Debentures Due April 30, 2025.
     On May 4, 1995, Moody's Investors Service announced an upgrade of the Corportion's senior unsecured long-term debt rating to Baa-2 from Baa-3 and an upgrade on the Corporation's commercial paper rating to Prime-2 from Prime-3.
     On May 2, 1995, the Corporation's Board of Directors declared a dividend of 50 cents per share, payable June 12, 1995, to shareholders of record on May 19, 1995. This represents a 25 percent increase over the previous dividend amount of 40 cents per share.
     In 1995, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

Other
- -----
With respect to the Washington environmental remediation insurance coverage suit described in Note 9 of the Notes to Financial Statements, the Corporation has now dismissed, or settled its claims against, all but two carriers against whom suit was filed. Although subject to negotiation of definitive settlement agreements, the Corporation expects to record pretax income of approximately $30 million in the 1995 second quarter relating substantially to payments expected in the 1995 third quarter.

     For a discussion of other commitments and contingencies, refer to Note 9 of the Notes to Financial Statements.

                           PART II - OTHER INFORMATION
                           ---------------------------
                           GEORGIA-PACIFIC CORPORATION
                                 March 31, 1995


ITEM 1.   LEGAL PROCEEDINGS

The information contained in Note 9 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As last reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, about July 20, 1992, the Corporation received from the Environmental Protection Agency (EPA) a Notice of Violation (NOV) alleging past violations of a construction permit regulating air emissions at the Corporation's Gaylord, Michigan facility. On March 31, 1993, the Corporation received a second NOV alleging past violations at the same facility. In addition, the State of Michigan has issued three letters alleging violations of the facility's opacity limits. The Corporation recently reached an agreement in principle with the U. S. Department of Justice, the EPA, and the State of Michigan to settle these claims and all others relating to the facility, which will entail payment of a $700,000 fine and the installation by the Corporation of air emission controls at the Gaylord facility.

As last reported in the Corporation's Annual Report on Form 10-K for the quarter ended December 31, 1994, the EPA filed a Complaint and Compliance Order ("Order") against the Corporation on September 31, 1994, for alleged violations of the Resource Conservation and Recovery Act at its Brunswick, Georgia pulp and paper mill. The Order alleges disposal of black liquor without a permit, treatment of wastewater from accumulated lime mud without a permit, and failure to respond to a spill of sulfuric acid in a manner adequate to minimize the flow of hazardous waste. The EPA has proposed a penalty of $160,256. The Corporation intends to negotiate a resolution of this matter with the EPA which will include a plan to close the black liquor pond at the Brunswick mill.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10.12       Outside Directors Stock Plan, adopted March
                                   17, 1995.

               Exhibit 10.13(ii) First addendum to Agreement, effective as of February 1, 1995, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee
                                   M. Thomas.

               Exhibit 11          Statements of Computation of Per Share
                                   Earnings.

               Exhibit 27          Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Registrant filed a Current Report on Form 8-K dated February 21, 1995, in which it reported under Item 5 - "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 1995            GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




                                   by /s/John F. McGovern
                                   ----------------------
                                     John F. McGovern,
                                     Senior Vice President -
                                      Finance and Chief
                                      Financial Officer


                                   by /s/James E. Terrell
                                   ----------------------
                                     James E. Terrell,
                                     Vice President and
                                      Controller (Chief Accounting
                                      Officer)

                           GEORGIA-PACIFIC CORPORATION

                                INDEX TO EXHIBITS
                         FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1995


NUMBER    DESCRIPTION

10.12     Outside Directors Stock Plan, adopted March 17, 1995.  (1)

10.13(ii) First addendum to Agreement, effective as of February 1, 1995, among
          Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas.
          (1)

11        Statements of Computation of Per Share Earnings.  (1)

27        Financial Data Schedule.  (1)

















___________________
(1)  Filed by EDGAR