Form 10-Q
period 1995-06-30
GEORGIA PACIFIC CORP
filed 1995-08-09
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  ____________

                                    FORM 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       or

           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                         Commission File Number 1 - 3506

                                    _________

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

                                    _________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No      .
                                         ---         ---

As of the close of business on July 31, 1995, Georgia-Pacific Corporation had 91,005,518 shares of Common Stock outstanding.



                         PART I - FINANCIAL INFORMATION
                   -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                        Three months        Six months
                                        ended June 30,      ended June 30,
                                        --------------      --------------

(Millions, except per share amounts)   1995      1994      1995      1994
--------------------------------------------------------------------------------
Net sales                              $3,700    $3,187    $7,177    $6,129
--------------------------------------------------------------------------------
Costs and expenses
 Cost of sales                          2,614     2,559     5,058     4,869
 Selling, general and
   administrative                         363       298       713       582
 Depreciation and depletion               186       185       372       370
 Interest                                 100       113       205       234
 Other income                               -         -         -       (57)
--------------------------------------------------------------------------------
Total costs and expenses                3,263     3,155     6,348     5,998
--------------------------------------------------------------------------------
Income before income taxes,
 extraordinary item and
 accounting change                        437        32       829       131
Provision for income taxes                172        18       332        61
--------------------------------------------------------------------------------
Income before extraordinary item
 and accounting change                    265        14       497        70
Extraordinary item - loss from
 early retirement of debt,
 net of taxes                               -         -         -       (11)
Cumulative effect of accounting
 change, net of taxes                       -         -         -        (5)
--------------------------------------------------------------------------------
Net income                             $  265    $   14    $  497    $   54
================================================================================
Per share:
 Income before extraordinary item
   and accounting change               $ 2.95    $  .16    $ 5.54    $  .79
 Extraordinary item - loss from early
   retirement of debt, net of taxes         -         -         -      (.12)
 Cumulative effect of accounting
   change, net of taxes                     -         -         -      (.06)
--------------------------------------------------------------------------------
 Net income                            $ 2.95    $  .16    $ 5.54    $  .61
================================================================================
Average number of shares outstanding     89.8      88.9      89.7      88.8
================================================================================

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                         Six months
                                                         ended June 30,
                                                         -------------
 (Millions)                                             1995       1994
--------------------------------------------------------------------------------
Cash provided by (used for) operations
 Net income                                            $ 497      $  54
 Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          349        349
   Depletion                                              23         21
   Amortization of goodwill                               30         29
   Stock compensation programs                            45        (19)
   Gain on sales of assets                                (4)        (7)
   Other income                                            -        (57)
   Cumulative effect of accounting change                  -          5
   (Increase) in receivables                            (249)      (211)
   (Decrease) in accounts receivable sale program       (200)         -
   (Increase) in inventories                             (53)       (20)
   Change in other working capital                        15        (65)
   Change in deferred income tax liabilities             (16)       (65)
   (Decrease) in taxes payable                            (5)       (20)
   Change in other assets and other
    long-term liabilities                                 29          3
--------------------------------------------------------------------------------
Cash provided by (used for) operations                   461         (3)
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities
 Capital expenditures
   Property, plant and equipment                        (501)      (313)
   Timber and timberlands                                (51)       (29)
--------------------------------------------------------------------------------
 Total capital expenditures                             (552)      (342)
 Proceeds from sales of assets                            18        212
 Other                                                    (1)         -
--------------------------------------------------------------------------------
Cash (used for) investing activities                    (535)      (130)
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities
 Repayments of long-term debt                           (221)      (258)
 Additions to long-term debt                             514          7
 Fees paid to issue debt                                  (5)         -
 Increase in bank overdrafts                               5         27
 Increase (decrease) in commercial paper and
   other short-term notes                               (168)       407
 Cash dividends paid                                     (82)       (73)
--------------------------------------------------------------------------------
Cash provided by financing activities                     43        110
--------------------------------------------------------------------------------
 (Decrease) in cash                                      (31)       (23)
 Balance at beginning of period                           53         41
--------------------------------------------------------------------------------
 Balance at end of period                              $  22      $  18
================================================================================

The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                        June 30,   December 31,
(Millions, except shares and per share amounts)           1995        1994
--------------------------------------------------------------------------------
ASSETS                                                (Unaudited)
Current assets
 Cash                                                 $     22    $      53
 Receivables, less allowances of $29 and $28             1,021          566
 Inventories                                             1,262        1,209
 Deferred income tax assets                                136          136
 Other current assets                                       31           34
--------------------------------------------------------------------------------
Total current assets                                     2,472        1,998
--------------------------------------------------------------------------------
Timber and timberlands, net                              1,389        1,363
--------------------------------------------------------------------------------
Property, plant and equipment
 Land, buildings, machinery and equipment, at cost      11,939       11,500
 Accumulated depreciation                               (6,311)      (6,012)
--------------------------------------------------------------------------------
Property, plant and equipment, net                       5,628        5,488
--------------------------------------------------------------------------------
Goodwill                                                 1,743        1,773
--------------------------------------------------------------------------------
Other assets                                               238          242
--------------------------------------------------------------------------------
Total assets                                          $ 11,470    $  10,864
================================================================================





LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                 $    217    $     212
 Commercial paper and other short-term notes               700          868
 Current portion of long-term debt                          13           37
 Accounts payable                                          585          603
 Accrued compensation                                      183          182
 Other current liabilities                                 441          423
--------------------------------------------------------------------------------
Total current liabilities                                2,139        2,325
--------------------------------------------------------------------------------
Long-term debt, excluding current portion                4,224        3,904
--------------------------------------------------------------------------------
Other long-term liabilities                                844          825
--------------------------------------------------------------------------------
Deferred income tax liabilities                          1,177        1,190
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 90,770,000 and 90,466,000
   shares issued                                            72           72
 Additional paid-in capital                              1,267        1,220
 Retained earnings                                       1,797        1,382
 Long-term incentive plan deferred compensation            (38)         (39)
 Other                                                     (12)         (15)
--------------------------------------------------------------------------------
Total shareholders' equity                               3,086        2,620
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 11,470    $  10,864
================================================================================

The accompanying notes are an integral part of these financial statements.




     NOTES TO FINANCIAL STATEMENTS (Unaudited)
     GEORGIA-PACIFIC CORPORATION
     JUNE 30, 1995


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

                                              Six  months
                                              ended June 30,
                                              --------------
          (Millions)                          1995     1994
          --------------------------------------------------
          Total interest costs               $ 216     $ 237
          Interest capitalized                 (11)       (3)
          --------------------------------------------------
          Interest expense                   $ 205     $ 234
          ==================================================
          Interest paid                      $ 218     $ 257
          ==================================================
          Income taxes paid, net of refunds  $ 350     $ 148
          ==================================================

     7. INVENTORY VALUATION. Inventories include costs of material, labor and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                              June 30,  December 31,
          (Millions)                           1995         1994
          ----------------------------------------------------------
          Raw materials                      $  408       $   390
          Finished goods                        846           809
          Supplies                              281           275
          LIFO reserve                         (273)         (265)
          ----------------------------------------------------------
          Total inventories                  $1,262       $ 1,209
          ==========================================================


     8. PROVISION FOR INCOME TAXES. The Corporation reported pretax income of $437 million and an income tax provision of $172 million for the three months ended June 30, 1995. The Corporation reported pretax income of $32 million and an income tax provision of $18 million for the three months ended June 30, 1994. The actual effective tax rate for both periods was higher than the federal statutory rate primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.


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

          The Corporation is involved in environmental remediation activities at numerous sites where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws and at certain of its own properties. Of the known sites in which it is involved, the Corporation estimates that approximately 45 percent are being investigated, approximately 40 percent are being remediated and approximately 15 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the remediation of many of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $ 77 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

          In the fourth quarter of 1992, the Corporation filed suit in the State of Washington against numerous insurance carriers for coverage under comprehensive general liability insurance policies issued by those carriers. The Corporation sought a declaratory judgment to the effect that past and future environmental remediation and other related costs with respect to certain of the sites are covered by such policies. The Corporation has now dismissed or settled its claims against all but two of those carriers for a total of approximately $45 million. Approximately $30 million of this amount has been received ($28 million of which was recorded as pretax income in the 1995 second quarter) and the remainder is payable, subject to certain contingencies, over approximately the next ten years. No amounts have been recorded for the contingent payments.

          The Corporation has received and responded to three comprehensive information requests from the Environmental Protection Agency (EPA) concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium-density fiberboard, plywood and particleboard. On August 5, 1994, the EPA issued a Notice of Violation (NOV) with respect to alleged violations of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1980. The Corporation expects to be able to negotiate settlements of the allegations contained in the NOV with the EPA and the state environmental agencies involved. Any settlements would entail the payment of fines and agreement by the Corporation to install air emission control equipment at certain of these facilities.

          Approximately 220 suits involving 9,160 plaintiffs are currently pending in several state courts in Mississippi. The suits allege a variety of torts including nuisance, trespass and infliction of emotional distress primarily related to the alleged discharge of dioxin into the Leaf River from a pulp mill owned by a subsidiary of the Corporation. Three of these cases have been tried. A total of $241,000 in compensatory damages and $4 million in punitive damages were awarded to three plaintiffs in the first two cases (Simmons and Ferguson) with respect to certain claims. The jury found in favor of the Corporation with respect to a fourth plaintiff. The Corporation appealed both judgments. On July 8, 1993, in the third Mississippi dioxin case tried, the jury returned a verdict in favor of the Corporation on all counts. The plaintiffs have appealed.
          The Mississippi Supreme Court heard oral arguments in Simmons and Ferguson on March 21, 1994. At August 4, 1995, no decision on these appeals had been issued.

          In early 1994 two dioxin cases pending in federal court in Mississippi were voluntarily dismissed with prejudice by the plaintiffs. On September 1, 1994, the state court judge to whom almost all the remaining Mississippi dioxin cases have been assigned lifted a stay which he had entered pending the Supreme Court's decision in Simmons and Ferguson. None of such cases pending against the Corporation have yet been set for trial.

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

          The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 20,000 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

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


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1995
NET SALES
Building products             $1,800  52 %    $1,860  50 %    $3,660  51  %
Pulp and paper                 1,665  48       1,829  50       3,494  49
Other operations                  12   -          11   -          23   -
--------------------------------------------------------------------------------
Total net sales               $3,477 100 %    $3,700 100 %    $7,177 100  %
================================================================================
OPERATING PROFITS
Building products             $  197  35 %    $  143  24 %    $  340  29  %
Pulp and paper                   368  65         457  76         825  70
Other operations                   5   -           4   -           9   1
--------------------------------------------------------------------------------
Total operating profits          570 100 %       604 100 %     1,174 100  %
                                 ===             ===             ===
General corporate expense        (62)            (55)           (117)
Interest expense                (105)           (100)           (205)
Cost of accounts
receivable sale program          (11)            (12)            (23)
Provision for
income taxes                    (160)           (172)           (332)
--------------------------------------------------------------------------------
Net income                    $  232          $  265          $  497
================================================================================
Per common share:
  Net income                  $ 2.59          $ 2.95          $ 5.54
================================================================================


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1994
NET SALES
Building products             $1,767  60 %    $1,982  62 %    $3,749  61  %
Pulp and paper                 1,167  40       1,196  38       2,363  39
Other operations                   8   -           9   -          17   -
--------------------------------------------------------------------------------
Total net sales               $2,942 100 %    $3,187 100 %    $6,129 100  %
================================================================================
OPERATING PROFITS
Building products             $  247  97 %    $  218 118 %    $  465 106  %
Pulp and paper                   (53)(20)        (40)(21)        (93)(21)
Other operations                   3   1           6   3           9   2
Other income                      57  22           -   -          57  13
--------------------------------------------------------------------------------
Total operating profits          254 100 %       184 100 %       438 100  %
                                 ===             ===             ===
General corporate expense        (28)            (31)            (59)
Interest expense                (121)           (113)           (234)
Cost of accounts
receivable sale program           (6)             (8)            (14)
Provision for
income taxes                     (43)            (18)            (61)
--------------------------------------------------------------------------------
Income before
extraordinary item and
accounting change                 56              14              70
Extraordinary item, net
of taxes                         (11)              -             (11)
Cumulative effect of accounting
change, net of taxes              (5)              -              (5)
--------------------------------------------------------------------------------
Net income                    $   40          $   14          $   54
================================================================================
Per common share:
  Income before
    extraordinary item and
    accounting change         $  .63          $  .16          $  .79
  Extraordinary item,
    net of taxes                (.12)              -            (.12)
  Accounting change,
    net of taxes                (.06)              -            (.06)
--------------------------------------------------------------------------------
  Net income                  $  .45          $  .16          $  .61
================================================================================


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except    Third Quarter             Fourth Quarter
per share, in millions)    -----------------         --------------------
                      Quarter       Year-to-date  Quarter      Year-to-date
--------------------------------------------------------------------------------
1994
NET SALES
Building products     $1,941   60 % $5,690   61%  $1,871   56% $ 7,561   60%
Pulp and paper         1,315   40    3,678   39    1,460   44    5,138   40
Other operations          11    -       28    -       11    -       39    -
--------------------------------------------------------------------------------
Total net sales       $3,267  100 % $9,396  100%  $3,342  100% $12,738  100%
================================================================================
OPERATING PROFITS
Building products     $  262   75 % $  727   93%  $  262   59% $   989   81%
Pulp and paper            83   24      (10)  (1)     181   41      171   14
Other operations           3    1       12    1       (2)   -       10    -
Other income               -    -       57    7        -    -       57    5
--------------------------------------------------------------------------------
Total operating
profits                  348  100 %    786  100%     441  100%   1,227  100%
                         ===           ===           ===           ===
General corporate
expense                  (78)         (137)          (32)         (169)
Interest expense        (110)         (344)         (109)         (453)
Cost of accounts
receivable sale
program                   (9)          (23)          (10)          (33)

Provision for
income taxes             (64)         (125)         (121)         (246)
--------------------------------------------------------------------------------
Income before
extraordinary item
and accounting
change                    87           157           169           326
Extraordinary item,
net of taxes               -           (11)            -           (11)
Cumulative effect
of accounting
change, net of taxes       -            (5)            -            (5)
--------------------------------------------------------------------------------
Net income            $   87        $  141        $  169       $   310
================================================================================
Per common share:
  Income before
    extraordinary item
    and accounting
    change            $  .98        $ 1.77        $ 1.89       $  3.66
  Extraordinary item,
    net of taxes           -          (.12)            -          (.12)
  Accounting change,
    net of taxes           -          (.06)            -          (.06)
--------------------------------------------------------------------------------
  Net income          $  .98        $ 1.59        $ 1.89       $  3.48
================================================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH 1994

The Corporation reported consolidated net sales of $3.7 billion and net income of $265 million ($2.95 per share) for the three months ended June 30, 1995. For the same 1994 period, the Corporation reported consolidated net sales of $3.2 billion and net income of $14 million (16 cents per share).
     The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table and "Statements of Income" (included in Part I - Item 1. hereto).
     The building products segment reported net sales of $1.9 billion and operating profits of $143 million for the three months ended June 30, 1995. Net sales and operating profits were $2.0 billion and $218 million, respectively, for the same 1994 period. Return on sales was 7.7 percent in the 1995 second quarter compared with 11.0 percent in the 1994 second quarter.
     The decrease in net sales and operating profits is primarily the result of a decline in average prices in the second quarter compared with a year ago for many of the Corporation's building products. Impacting the building products business are several factors including an overall slowdown in the economy, a decline in housing starts and an increased supply of Canadian lumber. Average prices for softwood lumber products were approximately 11 percent below 1994 second quarter averages while average prices for the Corporation's oriented strand board products were approximately 12 percent below 1994 second quarter averages. Although second quarter average prices for the Corporation's plywood products were approximately 12 percent higher than year ago levels, average prices fell below 1995 first quarter averages. In addition, profit margins for all lumber and structural panels continue to be impacted by the rise in wood costs. Finally, profit margins for the distribution business have declined primarily as a result of the decline in softwood lumber and plywood prices.
     As previously disclosed in the Quarterly Report on Form 10-Q for the three months ended June 30, 1994, the Corporation is in the process of restructuring its building products distribution business and expects the process to be completed within the next two to three years. In the second quarter, the Corporation announced it would expand the restructuring in order to implement it on a national basis. As a result, the Corporation expects to incur restructuring expenses of approximately $120 million before the project is completed, $45 million of which has been spent to date. The timing of the recognition of these expenses is dependent on future events, and accordingly could be material to the Corporation's building products segment results in any given quarter, but are not expected to be material to the Corporation's consolidated financial results in any quarter. Capital spending requirements for this project are primarily related to the construction of new facilities and systems and could exceed $400 million. Approximately $35 million of this amount has already been spent.
     The pulp and paper segment reported $1.8 billion in net sales in the 1995 second quarter, up from $1.2 billion in the same 1994 period. This segment also reported operating profits of $457 million for this three month period compared with an operating loss of $40 million for the same period a year ago. Return on sales increased to 25.0 percent in the 1995 second quarter primarily as a result of higher prices for most of the Corporation's pulp and paper products. Second quarter average prices for market pulp were nearly double 1994 second quarter average prices, average containerboard prices increased more than 60 percent, communication paper prices increased more than 70 percent, and corrugated packaging prices increased more than 30 percent compared with second quarter 1994 levels.
     General corporate expense increased to $55 million for the three months ended June 30, 1995 compared with $31 million in 1994. The majority of the increase is attributable to compensation programs tied to the Corporation's common stock price, which amounted to $15 million and $1 million for the quarters ended June 30, 1995 and 1994, respectively.
     For the second quarter, the Corporation's interest expense and cost of accounts receivable sale program were a combined $112 million, a decrease of 7.4 percent compared with $121 million a year ago. Lower expense in 1995 was primarily the result of a lower level of debt and the expiration since June 30, 1994 of $700 million in interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
     The Corporation reported pretax income of $437 million and an income tax provision of $172 million for the three months ended June 30, 1995. The Corporation reported pretax income of $32 million and an income tax provision of $18 million for the three months ended June 30, 1994. The actual effective tax rate for both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense.
     Selling, general and administrative expenses for the second quarter of 1995 increased 21.8 percent to $363 million from $298 million for the same 1994 period, primarily related to compensation programs tied to the Corporation's common stock price, as well as labor and other costs associated with the reengineering of certain operating and administrative processes.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH 1994

Consolidated net sales for the first half of 1995 were $7.2 billion compared with $6.1 billion in 1994. Net income was $497 million ($5.54 per share) compared with net income of $54 million (61 cents per share) in the 1994 comparable period. The 1994 results include a net, after-tax gain of $34 million (38 cents per share) primarily related to the sale of the Corporation's envelope and roofing manufacturing businesses. In addition, 1994 net income includes an $11 million (12 cents per share) after-tax loss on the early retirement of debt and a $5 million (6 cents per share) one-time after-tax charge for an accounting change.
     The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table and "Statements of Income" (included in Part I - Item 1. hereto).
     The building products segment reported net sales of $3.7 billion for the six months ended June 30, 1995, a slight decrease from the first half of 1994. Operating profits also declined to $340 million for the first six months of 1995 from $465 million in 1994. Return on sales decreased to 9.3 percent from 12.4 percent a year ago. Rising wood costs in the Corporation's softwood lumber and plywood businesses and a decline in housing starts compared with year ago levels have continued to affect the building products segment results. Year-to-date average softwood lumber prices are 12 percent below averages in 1994, and average 1995 oriented strand board prices are 9 percent below 1994 averages. Although average plywood prices for the first half of 1995 are higher than averages for the first half of 1994, prices have fallen during 1995 to levels below their year-to-date averages.
     The Corporation's pulp and paper segment reported net sales of $3.5 billion and operating profits of $825 million for the six-month period ended June 30, 1995. For the same 1994 period, the segment reported net sales of $2.4 billion and an operating loss of $93 million. The improved results in 1995 are primarily attributable to sharply higher average prices during the first half of 1995 for most of the Corporation's pulp and paper products, compared with the first half 1994 averages. For example, market pulp average prices nearly doubled, corrugated packaging average prices increased nearly 35 percent, and communication paper prices and containerboard prices increased almost 60 percent.
     General corporate expense of $117 million for the six months ended June 30, 1995 nearly doubled from the 1994 year-to-date expense of $59 million. The increase is primarily attributable to compensation programs tied to the Corporation's common stock price, which amounted to $38 million and $(2) million for the six months ended June 30, 1995 and 1994, respectively.
     The Corporation reported a combined $228 million for interest expense and the cost of the accounts receivable sale program for the first half of 1995, a decrease of 8.1 percent from $248 million for the first half of 1994. The decrease is primarily the result of the expiration since June 30, 1994 of $700 million in interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.
     The Corporation reported pretax income of $829 million and an income tax provision of $332 million for the six months ended June 30, 1995. Excluding asset sales, the Corporation reported pretax income before extraordinary item and accounting change of $74 million and an income tax provision of $38 million for the six months ended June 30, 1994. The actual effective tax rate for both periods was higher than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense.
     Selling, general and administrative expenses for the first half of 1995 increased 22.5 percent to $713 million from $582 million for the same 1994 period, primarily due to compensation programs tied to the Corporation's common stock price, as well as labor and other costs associated with the reengineering of certain operating and administrative processes.


Liquidity and Capital Resources
-------------------------------
Operating Activities
--------------------
The Corporation generated cash from operations of $461 million in the 1995 first half and used cash for operations of $3 million in the same 1994 period. Excluding the $200 million reduction in the accounts receivable sale program in June 1995 and $37 million paid to the Internal Revenue Service in the 1994 first quarter to settle the 1989 and 1990 tax years for the Corporation, cash provided by operations in 1995 and 1994 was $661 million and $34 million, respectively. The increase in cash from operations is primarily the result of higher prices in the Corporation's pulp and paper segment for the six-month period ended June 30, 1995 compared with the first six months of 1994.


Investing Activities
--------------------
During the first half of 1995, the Corporation spent $552 million on capital expenditures, including $238 million in the pulp and paper segment, $233 million in the building products segment, $51 million for timber and timberlands and $30 million in other expenditures. The Corporation's total projected capital spending for 1995 is approximately $1.2 billion.
     As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, the sales of its roofing manufacturing and envelope businesses were completed during the first quarter of 1994. The Corporation received after-tax cash proceeds of approximately $156 million from these transactions.


Financing Activities
--------------------
Total debt for the Corporation, including $500 million in the accounts receivable sale program, was $5.7 billion as of June 30, 1995, a decrease of $67 million since December 31, 1994. This includes a net reduction in commercial paper and other short-term notes of $168 million and a reduction in the accounts receivable sale program of $200 million, both of which were partially offset by a net increase of $296 million in long-term debt and a net increase of $5 million in bank overdrafts.
     During the 1995 second quarter, the Corporation issued $250 million of 8-5/8% Debentures Due April 30, 2025 and $250 million of 7.70% Debentures Due June 15, 2015. In addition, the Corporation redeemed at par $200 million of its 10-1/8% Debentures. Effective June 29, 1995, the Corporation repurchased $200 million of receivables, reducing the accounts receivable sale program from $700 million to $500 million. The program has been extended to May 21, 1996.
     In the first quarter of 1994, the Corporation called for redemption approximately $204 million in principal of its 10-1/4% Debentures Due September 15, 2018, which it redeemed in April 1994. The Corporation reported an after-tax extraordinary loss of $11 million (12 cents per share) in the first half of 1994 as a result of this early retirement.
     The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings, including bid borrowings made under that agreement. As of June 30, 1995, $800 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.
     The Corporation's weighted average interest rate on total debt as of both June 30, 1995 and June 30, 1994 was 8.0%, including the accounts receivable sale program and the outstanding interest rate exchange agreements.
     At June 30, 1995, the Corporation had outstanding interest rate exchange agreements which effectively converted $546 million of floating rate obligations with a weighted average interest rate of approximately 6.3% to fixed rate obligations with an average effective interest rate of approximately 9.2%. On that date, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by approximately $1.3 billion. Interest rate exchange agreements of $400 million expired in the first half of 1995 and another $50 million of these agreements are due to expire in November.
     On August 1, 1995, the Corporation's Board of Directors authorized management to make purchases of the Corporation's common stock on the open market or in private transactions. Purchases will be made from time to time using available cash provided that total debt, including the accounts receivable sale program, is less than $5.5 billion after funding all other cash requirements of the Corporation.
     As of June 30, 1995, the Corporation had registered for sale up to $250 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. On August 1, 1995, the Corporation's Board of Directors approved the registration and sale of an additional $250 million of debt securities.
     In 1995, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.


Other
-----
For a discussion of commitments and contingencies, refer to Note 9 of the Notes to Financial Statements.





                           PART II - OTHER INFORMATION
                           ---------------------------

                           GEORGIA-PACIFIC CORPORATION
                                  June 30, 1995


Item 1.      Legal Proceedings

The information contained in Note 9 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As last reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, the Western Environmental Law Center, on behalf of the Oregon Natural Resources Council (ONRC), filed a citizens suit against the Corporation (ONRC v. Georgia-Pacific Corporation) in the U.S. District Court in Oregon on February 16, 1994, alleging violations of wastewater discharge permit limits at the Corporation's Toledo, Oregon plant. The Court approved a Consent Decree on July 6, 1995 pursuant to which the Corporation will pay $50,000 for environmental projects in the local area and $30,000 in attorneys fees, and review the potential toxicity of specified water discharges from the plant.


Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Corporation was held on May 2, 1995. At the annual meeting, four directors were elected, and the Corporation's 1995 Economic Value Incentive Plan, 1995 Shareholder Value Incentive Plan, 1995 Employee Stock Purchase Plan and Outside Directors Stock Plan were each approved. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the related proxy statement, and all of such nominees were elected. The results of shareholder voting on matters considered at the annual meeting are as follows:

Election of Directors:

                         For            Withheld
Donald V. Fites          78,407,714     445,616
Harvey C. Fruehauf, Jr.  78,445,348     407,982
David R. Goode           78,399,433     453,897
James B. Williams        78,437,881     415,449


Approval of 1995 Economic Value Incentive Plan:

     For            Against     Abstain   Non-Votes
     66,304,072     3,812,614   902,135   7,834,509

Approval of 1995 Shareholder Value Incentive Plan:

     For            Against     Abstain   Non-Votes
     63,072,051     7,127,749   819,020   7,834,510

Approval of 1995 Employee Stock Purchase Plan:

     For            Against     Abstain   Non-Votes
     66,751,984     3,502,252   764,584   7,834,510


Approval of Outside Directors Stock Plan:

     For            Against     Abstain   Non-Votes
     58,519,676     11,451,305  1,047,841 7,834,508



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11     Statements of Computation of Per Share Earnings.

               Exhibit 27     Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Registrant filed Current Reports on Form 8-K dated April 17, 1995, in which it reported under Item 5 - "Other Events," and April 25, 1995 and June 9, 1995, in each of which it reported under Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits."



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1995         GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




                                   by /s/John F. McGovern
                                    -----------------------------
                                      John F. McGovern,
                                      Senior Vice President -
                                       Finance and Chief
                                       Financial Officer


                                   by /s/James E. Terrell
                                    -----------------------------
                                      James E. Terrell,
                                      Vice President and
                                       Controller (Chief Accounting
                                       Officer)




                           GEORGIA-PACIFIC CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                         FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 1995


Number    Description
------    -----------

11        Statements of Computation of Per Share Earnings. (1)

27        Financial Data Schedule. (1)












--------------------------
(1)  Filed by EDGAR