Form 10-Q
period 1995-09-30
GEORGIA PACIFIC CORP
filed 1995-11-14
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                        Commission File Number 1 - 3506

                                ---------------

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

                                ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No      .
                                        -----       -----

As of the close of business on November 9, 1995, Georgia-Pacific Corporation had 91,817,223 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                           Three months        Nine months
                                          ended Sept. 30,     ended Sept. 30,
                                          ---------------     ---------------

(Millions, except per share amounts)       1995      1994      1995      1994
--------------------------------------------------------------------------------
Net sales                               $ 3,705   $ 3,267   $10,882   $ 9,396
--------------------------------------------------------------------------------

Costs and expenses
 Cost of sales                            2,518     2,496     7,576     7,365
 Selling, general and
   administrative                           359       324     1,072       906
 Depreciation and depletion                 194       186       566       556
 Interest                                    94       110       299       344
 Other income                                 -         -         -       (57)
--------------------------------------------------------------------------------
Total costs and expenses                  3,165     3,116     9,513     9,114
--------------------------------------------------------------------------------

Income before income taxes,
 extraordinary item and
 accounting change                          540       151     1,369       282
Provision for income taxes                  216        64       548       125
--------------------------------------------------------------------------------

Income before extraordinary item
 and accounting change                      324        87       821       157
Extraordinary item - loss from
 early retirement of debt,
 net of taxes                                 -         -         -       (11)
Cumulative effect of accounting
 change, net of taxes                         -         -         -        (5)
--------------------------------------------------------------------------------
Net income                              $   324   $    87   $   821   $   141
================================================================================

Per share:
 Income before extraordinary item
   and accounting change                $  3.57   $   .98   $  9.12   $  1.77
 Extraordinary item - loss from early
   retirement of debt, net of taxes           -         -         -      (.12)
 Cumulative effect of accounting
   change, net of taxes                       -         -         -      (.06)
--------------------------------------------------------------------------------
 Net income                             $  3.57   $   .98   $  9.12   $  1.59
================================================================================
Average number of shares outstanding       90.7      89.2      90.0      88.9
================================================================================


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                               Nine months
                                                             ended Sept. 30,
                                                             ---------------

 (Millions)                                                  1995        1994
--------------------------------------------------------------------------------
Cash provided by (used for) operations
 Net income                                               $    821    $   141
 Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                                526        518
   Depletion                                                    40         38
   Amortization of goodwill                                     44         44
   Stock compensation programs                                  43         14
   Gain on sales of assets                                      (7)        (3)
   Other income                                                  -        (57)
   Cumulative effect of accounting change                        -          5
   (Increase) in receivables                                  (180)      (244)
   (Decrease) in accounts receivable sale program             (200)         -
   (Increase) in inventories                                  (187)       (11)
   Change in other working capital                              70          9
   Change in deferred income tax liabilities                   (13)       (65)
   Increase (decrease) in taxes payable                         49        (10)
   Change in other assets and other
    long-term liabilities                                       62         10
--------------------------------------------------------------------------------
Cash provided by operations                                  1,068        389
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities
 Capital expenditures
   Property, plant and equipment                              (827)      (568)
   Timber and timberlands                                      (60)       (30)
--------------------------------------------------------------------------------
 Total capital expenditures                                   (887)      (598)
 Proceeds from sales of assets                                  25        225
 Other                                                           -          1
--------------------------------------------------------------------------------
Cash (used for) investing activities                          (862)      (372)
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities
 Repayments of long-term debt                                 (223)      (261)
 Additions to long-term debt                                   528         12
 Fees paid to issue debt                                        (6)         -
 Increase in bank overdrafts                                    12         13
 Increase (decrease) in commercial paper and
   other short-term notes                                      (93)       307
 Proceeds from option plan exercises                            26          -
 Cash dividends paid                                          (128)      (109)
--------------------------------------------------------------------------------
Cash provided by (used for) financing activities               116        (38)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               322        (21)
 Balance at beginning of period                                 53         41
--------------------------------------------------------------------------------
 Balance at end of period                                 $    375    $    20
================================================================================


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                    September 30,  December 31,
(Millions, except shares and per share amounts)         1995           1994
--------------------------------------------------------------------------------
ASSETS                                               (Unaudited)
Current assets
 Cash and cash equivalents                             $   375        $    53
 Receivables, less allowances of $31 and $28               983            566
 Inventories                                             1,396          1,209
 Deferred income tax assets                                136            136
 Other current assets                                       60             34
--------------------------------------------------------------------------------
Total current assets                                     2,950          1,998
--------------------------------------------------------------------------------
Timber and timberlands, net                              1,381          1,363
--------------------------------------------------------------------------------
Property, plant and equipment
 Land, buildings, machinery and equipment, at cost      12,214         11,500
 Accumulated depreciation                               (6,441)        (6,012)
--------------------------------------------------------------------------------
Property, plant and equipment, net                       5,773          5,488
--------------------------------------------------------------------------------
Goodwill                                                 1,729          1,773
--------------------------------------------------------------------------------
Other assets                                               544            242
--------------------------------------------------------------------------------
Total assets                                           $12,377        $10,864
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                  $   224        $   212
 Commercial paper and other short-term notes               775            868
 Current portion of long-term debt                          13             37
 Accounts payable                                          619            603
 Accrued compensation                                      198            182
 Other current liabilities                                 479            423
--------------------------------------------------------------------------------
Total current liabilities                                2,308          2,325
--------------------------------------------------------------------------------
Long-term debt, excluding current portion                4,268          3,904
--------------------------------------------------------------------------------
Other long-term liabilities                              1,180            825
--------------------------------------------------------------------------------
Deferred income tax liabilities                          1,180          1,190
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,920,000 and 90,466,000
   shares issued                                            73             72
 Additional paid-in capital                              1,338          1,220
 Retained earnings                                       2,075          1,382
 Long-term incentive plan deferred compensation            (35)           (39)
 Other                                                     (10)           (15)
--------------------------------------------------------------------------------
Total shareholders' equity                               3,441          2,620
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $12,377        $10,864
================================================================================

The accompanying notes are an integral part of these financial statements.

     NOTES TO FINANCIAL STATEMENTS (Unaudited)
     GEORGIA-PACIFIC CORPORATION
     SEPTEMBER 30, 1995


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

     2. CASH AND CASH EQUIVALENTS. At September 30, 1995, the Corporation had invested approximately $366 million in marketable securities. When the securities matured on October 5, 1995, the proceeds were used to reduce short-term borrowings.

     3. INCOME (LOSS) PER SHARE. Income (loss) per share is computed based on net income (loss) and the weighted average number of common shares outstanding, net of restricted shares. The effects of assuming issuance of common shares under long-term incentive, stock option and stock purchase plans were either insignificant or antidilutive.

     4. ACCOUNTING CHANGE. Effective January 1, 1994, the Corporation adopted Financial Accounting Standard Number 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." FAS 112 requires accrual-basis recognition of benefits provided by an employer to former or inactive employees after employment but before retirement. The adoption of FAS 112 resulted in a one-time, after-tax charge of $5 million (6 cents per share) in the 1994 first quarter.

     5. OTHER INCOME. In the 1994 first quarter, the Corporation recorded other pretax income of $57 million ($34 million after taxes), primarily resulting from the sales of its roofing manufacturing and envelope businesses.

     6. EXTRAORDINARY ITEM. The Corporation called for redemption approximately $204 million of its outstanding debt during the 1994 first quarter. As a result, an after-tax extraordinary loss of $11 million (12 cents per share) was recognized.

     7. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                             Nine  months
                                         ended September 30,
                                         -------------------
           (Millions)                    1995           1994
          -----------------------------------------------------------
          Total interest costs          $  322         $  349
          Interest capitalized             (23)            (5)
          -----------------------------------------------------------
          Interest expense              $  299         $  344
          ===========================================================
          Interest paid                 $  307         $  358
          ===========================================================
          Income taxes paid,
           net of refunds               $  511         $  202
          ===========================================================

     8. INVENTORY VALUATION. Inventories include costs of material, labor and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                      September 30,   December 31,
          (Millions)                       1995           1994
          -----------------------------------------------------------
          Raw materials                 $  480         $  390
          Finished goods                   917            809
          Supplies                         283            275
          LIFO reserve                    (284)          (265)
          -----------------------------------------------------------
          Total inventories             $1,396         $1,209
          ===========================================================



     9. PROVISION FOR INCOME TAXES. The Corporation reported pretax income of $540 million and an income tax provision of $216 million for the three months ended September 30, 1995. The Corporation reported pretax income of $151 million and an income tax provision of $64 million for the three months ended September 30, 1994. The Corporation reported pretax income of $1.4 billion and an income tax provision of $548 million for the nine months ended September 30, 1995. Excluding asset sales, the Corporation reported pretax income before extraordinary item and accounting change of $225 million and an income tax provision of $102 million for the nine months ended September 30, 1994. The actual effective rate for these periods was different than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense.


     10. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. The Corporation is self-insured for general liability claims up to $5 million per occurrence. Liability insurance in effect during the last several years provides coverage for environmental matters only to a limited extent.

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

          Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $ 81 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

          In the fourth quarter of 1992, the Corporation filed suit in the State of Washington against numerous insurance carriers for coverage under comprehensive general liability insurance policies issued by those carriers. The Corporation sought a declaratory judgment to the effect that past and future environmental remediation and other related costs with respect to certain of the sites are covered by such policies. The Corporation has now dismissed or settled its claims against all but one of those carriers for a total of approximately $54 million. Approximately $32 million of this amount has been received ($28 million of which was recorded as pretax income in 1995) and the remainder is payable, subject to certain contingencies, over approximately the next ten years. No amounts have been recorded for contingent payments.

          The Corporation has received and responded to three comprehensive information requests from the Environmental Protection Agency (EPA) concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium-density fiberboard, plywood and particleboard. On August 5, 1994, the EPA issued a Notice of Violation (NOV) with respect to alleged violations of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1980. The Corporation is in the process of negotiating a resolution of the allegations contained in the NOV with the EPA and the state environmental agencies involved. Any settlements would entail the payment of fines and agreement by the Corporation to install air emission control equipment at certain of these facilities.

          Approximately 220 suits involving 9,160 plaintiffs are currently pending in several state courts in Mississippi. The suits allege a variety of torts including nuisance, trespass and infliction of emotional distress primarily related to the alleged discharge of dioxin into the Leaf River from a pulp mill owned by a subsidiary of the Corporation. Three of these cases have been tried. A total of $241,000 in compensatory damages and $4 million in punitive damages were awarded to three plaintiffs in the first two cases (Simmons and Ferguson) with respect to certain claims. The jury found in favor of the Corporation with respect to a fourth plaintiff. The Corporation appealed both judgments. On July 8, 1993, in the third Mississippi dioxin case tried, the jury returned a verdict in favor of the Corporation on all counts (Beech/Williams). The plaintiffs have appealed. In early 1994 two dioxin cases pending in federal court in Mississippi were voluntarily dismissed with prejudice by the plaintiffs.

          On October 19, 1995, the Mississippi Supreme Court reversed the judgment in the Ferguson case. In Ferguson, compensatory damages of $200,000 and punitive damages of $3,000,000 were assessed against the Corporation. The Mississippi Supreme Court ruled that the plaintiffs failed to prove that the defendants had caused any emotional distress or created a nuisance with respect to the plaintiffs' properties. The Court also ruled that the plaintiffs had failed to show that the defendants' conduct constituted intentional, willful, wanton or grossly negligent behavior. The Court reversed the lower court verdict and ordered judgment for the defendants. No decisions have been issued by the Mississippi Supreme Court in the other cases on appeal, Simmons and Beech/Williams.

          Although there can be no assurances as to the ultimate outcome of the approximately 220 suits pending against the Corporation for alleged discharges of dioxin, however, based on the decision of the Mississippi Supreme Court in the Ferguson case the Corporation believes it has valid defenses to the remaining lawsuits. Suit has been filed against the mill's insurance carriers seeking a declaratory judgment to the effect that these dioxin claims are covered by various insurance policies issued to the Corporation.

          The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. As of November 1, 1995, the Corporation is defending lawsuits and claims of approximately 38,000 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

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

          On October 2, 1995, the Corporation was sued in an action in state court in Mobile, Alabama, (Bettner, et al. v. Georgia-Pacific Corporation) that seeks to certify a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. The plaintiffs allege that the hardboard siding manufactured and distributed by Georgia-Pacific was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates when exposed to moisture and other climatic conditions. The plaintiffs also dispute the validity and availability of the warranty issued with the product. Plaintiffs seek unspecified compensatory and punitive damages, declaratory relief regarding the availability of warranties, restitution and injunctive relief. Although there can be no assurances as to the ultimate outcome of this litigation, the Corporation believes that it has meritorious defenses to the claims of plaintiffs, and that it has accepted and paid all valid warranty claims of its customers.

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

SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts, except                           Second Quarter
per share, in millions)          First         --------------------
                                Quarter        Quarter     Year-to-date
--------------------------------------------------------------------------------
1995
NET SALES
Building products             $1,800   52%   $1,860  50%    $3,660  51%
Pulp and paper                 1,665   48     1,829  50      3,494  49
Other operations                  12    -        11   -         23   -
--------------------------------------------------------------------------------
Total net sales               $3,477  100%   $3,700 100%    $7,177 100%
================================================================================
OPERATING PROFITS
Building products             $  197   35%   $  143  24%    $  340  29%
Pulp and paper                   368   65       457  76        825  70
Other operations                   5    -         4   -          9   1
--------------------------------------------------------------------------------
Total operating
profits                          570  100%      604 100%     1,174 100%
                                      ===           ===            ===
General corporate expense        (62)           (55)          (117)
Interest expense                (105)          (100)          (205)
Cost of accounts
 receivable sale
 program                         (11)           (12)           (23)
Provision for
 income taxes                   (160)          (172)          (332)
--------------------------------------------------------------------------------
Net income                    $  232         $  265         $  497
================================================================================
Per common share:
 Net income                   $ 2.59         $ 2.95         $ 5.54
================================================================================



(Dollar amounts,
except per share,          Third Quarter                Fourth Quarter
in millions)             -----------------           --------------------
                      Quarter      Year-to-date     Quarter      Year-to-date
--------------------------------------------------------------------------------
1995
NET SALES
Building products   $1,901  51%   $ 5,561  51%
Pulp and paper       1,789  49      5,283  49
Other operations        15   -         38   -
--------------------------------------------------------------------------------
Total net sales     $3,705 100%   $10,882 100%
================================================================================
OPERATING PROFITS
Building products   $  221  31%   $   561  30%
Pulp and paper         478  68      1,303  69
Other operations         4   1         13   1
--------------------------------------------------------------------------------
Total operating
profits                703 100%     1,877 100%
                           ===            ===
General corporate
 expense               (61)          (178)
Interest expense       (94)          (299)
Cost of accounts
 receivable sale
 program                (8)           (31)
Provision for
 income taxes         (216)          (548)
--------------------------------------------------------------------------------
Net income          $  324        $   821
================================================================================
Per common share:
  Net income        $ 3.57        $  9.12
================================================================================

SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                           Second Quarter
per share, in millions)          First         --------------------
                                Quarter        Quarter     Year-to-date
--------------------------------------------------------------------------------
1994
NET SALES
Building products             $1,767  60%    $1,982  62%    $3,749  61%
Pulp and paper                 1,167  40      1,196  38      2,363  39
Other operations                   8   -          9   -         17   -
--------------------------------------------------------------------------------
Total net sales               $2,942 100%    $3,187 100%    $6,129 100%
================================================================================
OPERATING PROFITS
Building products             $  247  97%    $  218 118%    $  465 106%
Pulp and paper                   (53)(20)       (40)(21)       (93)(21)
Other operations                   3   1          6   3          9   2
Other income                      57  22          -   -         57  13
--------------------------------------------------------------------------------
Total operating
  profits                        254 100%       184 100%       438 100%
                                     ===            ===            ===
General corporate expense        (28)           (31)           (59)
Interest expense                (121)          (113)          (234)
Cost of accounts
  receivable sale
  program                         (6)            (8)           (14)
Provision for
  income taxes                   (43)           (18)           (61)
--------------------------------------------------------------------------------
Income before
  extraordinary item and
  accounting change               56             14             70
Extraordinary item, net
  of taxes                       (11)             -            (11)
Cumulative effect of
  accounting change, net
  of taxes                        (5)             -             (5)
--------------------------------------------------------------------------------
Net income                    $   40         $   14         $   54
================================================================================
Per common share:
  Income before
    extraordinary item
    and accounting
    change                    $  .63         $  .16         $  .79
  Extraordinary item,
    net of taxes                (.12)             -           (.12)
  Accounting change,
    net of taxes                (.06)             -           (.06)
--------------------------------------------------------------------------------
  Net income                  $  .45         $  .16         $  .61
================================================================================




(Dollar amounts,
except per share,          Third Quarter                Fourth Quarter
in millions)             -----------------           --------------------
                      Quarter      Year-to-date     Quarter      Year-to-date
--------------------------------------------------------------------------------
1994
NET SALES
Building products   $1,941  60%    $5,690  61%    $1,871  56%    $ 7,561  60%
Pulp and paper       1,315  40      3,678  39      1,460  44       5,138  40
Other operations        11   -         28   -         11   -          39   -
--------------------------------------------------------------------------------
Total net sales     $3,267 100%    $9,396 100%    $3,342 100%    $12,738 100%
================================================================================
OPERATING PROFITS
Building products   $  262  75%    $  727  93%    $  262  59%    $   989  81%
Pulp and paper          83  24        (10) (1)       181  41         171  14
Other operations         3   1         12   1         (2)  -          10   -
Other income             -   -         57   7          -   -          57   5
--------------------------------------------------------------------------------
Total operating
  profits              348 100%       786 100%       441 100%      1,227 100%
                           ===            ===            ===             ===
General corporate
  expense              (78)          (137)           (32)           (169)
Interest expense      (110)          (344)          (109)           (453)
Cost of accounts
  receivable sale
  program               (9)           (23)           (10)            (33)
Provision for
  income taxes         (64)          (125)          (121)           (246)
--------------------------------------------------------------------------------
Income before
  extraordinary item
  and accounting
  change                87            157            169             326
Extraordinary item,
  net of taxes           -            (11)             -             (11)
Cumulative effect
  of accounting
  change, net of
  taxes                  -             (5)             -              (5)

--------------------------------------------------------------------------------
Net income          $   87         $  141         $  169         $   310
================================================================================
Per common share:
  Income before
    extraordinary
    item and
    accounting
    change          $  .98         $ 1.77         $ 1.89         $  3.66
  Extraordinary
    item, net of
    taxes                -           (.12)             -            (.12)
  Accounting
    change, net of
    taxes                -           (.06)             -            (.06)
--------------------------------------------------------------------------------
  Net income        $  .98         $ 1.59         $ 1.89         $  3.48
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH 1994

The Corporation reported consolidated net sales of $3.7 billion for the three months ended September 30, 1995, compared with $3.3 billion for the same 1994 period, an increase of 13.4 percent. The Corporation also reported an increase in net income for the three months ended September 30, 1995 ($324 million or $3.57 per share), compared with net income for the 1994 third quarter ($87 million or 98 cents per share).

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table and Statements of Income (included in Part I - Item 1. hereto).

The Corporation's building products segment reported net sales of $1.9 billion and operating profits of $221 million for the three months ended September 30, 1995. For the same 1994 period, reported net sales were $1.9 billion and operating profits were $262 million. Accordingly, return on sales decreased to
11.6 percent from 13.5 percent a year ago. The decrease in operating profits is primarily the result of a decrease in third quarter average prices of approximately 12 percent for the Corporation's softwood lumber business compared with a year ago. Operating profits for this business were also impacted by higher wood costs compared with year ago levels and, in part, by an increase in the availability of Canadian lumber. Although average plywood prices for the third quarter were approximately 4 percent higher than the 1994 third quarter, operating profits, like the softwood lumber business, were adversely affected by higher wood costs. Finally, 1995 third quarter profits for the Corporation's distribution business were lower than the same 1994 period primarily because of increased costs ascribed to initiatives to change and improve certain administrative processes of that business (discussed in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

The pulp and paper segment reported $1.8 billion in net sales in the 1995 third quarter, up from $1.3 billion in the same 1994 period. This segment also reported operating profits of $478 million for this three month period compared with operating profits of $83 million a year ago. Return on sales increased significantly in the 1995 third quarter compared with the 1994 third quarter primarily as a result of higher prices for most of the Corporation's pulp and paper products. Third quarter average prices for market pulp increased more than 70 percent from 1994 third quarter average prices; average containerboard prices increased more than 40 percent; communication paper prices increased more than 60 percent; and corrugated packaging prices increased more than 30 percent compared with third quarter 1994 levels. However, during the 1995 third quarter, the Corporation began to experience a slowing of demand for several of its pulp and paper products. As a result, operating profits for this business in the fourth quarter are expected to decline from the third quarter.

General corporate expense decreased to $61 million for the three months ended September 30, 1995 compared with $78 million in 1994. The majority of the decrease is attributable to compensation programs tied to the Corporation's common stock price.

For the third quarter, the Corporation's interest expense and cost of accounts receivable sale program were a combined $102 million, a decrease of 14.3 percent compared with $119 million a year ago. Lower expense in 1995 was primarily the result of a lower level of debt and the expiration since September 30, 1994 of $500 million in interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.

The Corporation reported pretax income of $540 million and an income tax provision of $216 million for the three months ended September 30, 1995. The Corporation reported pretax income of $151 million and an income tax provision of $64 million for the three months ended September 30, 1994. The actual effective tax rate for both periods was different than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense.


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH 1994

The Corporation reported consolidated net sales for the nine months ended September 30, 1995 of $10.9 billion, compared with $9.4 billion in 1994. Consolidated net income was $821 million ($9.12 per share), compared with $141 million ($1.59 per share) in the 1994 comparable period. The 1994 results include a net, after-tax gain of $34 million (38 cents per share) primarily related to the sale of the Corporation's envelope and roofing manufacturing businesses. In addition, 1994 net income includes an $11 million (12 cents per share) after-tax loss on the early retirement of debt and a $5 million (6 cents per share) one-time after-tax charge for an accounting change.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table and Statements of Income (included in Part I - Item 1. hereto).

The building products segment reported net sales of $5.6 billion for the nine months ended September 30, 1995, a slight decrease from the first nine months of 1994. Operating profits also declined to $561 million for the nine-month period ended September 30, 1995, compared with $727 million in 1994. Return on sales decreased to 10.1 percent from 12.8 percent a year ago. Rising wood costs in the Corporation's softwood lumber and plywood businesses, due in part to an increase in the supply of Canadian lumber compared with a year ago, have continued to affect the building products segment results. For example, year-to-date average softwood lumber prices are 11 percent below average in 1994; and although average plywood prices for the first nine months of 1995 are 8 percent higher than average for the first nine months of 1994, profits were adversely affected by the rise in wood costs.

The Corporation's pulp and paper segment reported net sales of $5.3 billion and operating profits of $1.3 billion for the nine-month period ended September 30, 1995. For the same 1994 period, the segment reported net sales of $3.7 billion and an operating loss of $10 million. The improved results in 1995 are primarily attributable to significantly higher average prices during the first nine months of 1995 for most of the Corporation's pulp and paper products, compared with the first nine months of 1994. Average market pulp prices increased by more than 80 percent, corrugated packaging average prices increased by more than 30 percent, and average communication paper and containerboard prices increased by more than 50 percent.

General corporate expense of $178 million for the nine months ended September 30, 1995 increased 30.0 percent from the 1994 year-to-date expense of $137 million. The increase is primarily attributable to the costs of initiatives to change and improve certain administrative processes.

The Corporation reported a combined $330 million for interest expense and the cost of the accounts receivable sale program for the first three quarters of 1995, a decrease of 10.1 percent from $367 million for the first three quarters of 1994. The decrease is primarily the result of the expiration since September 30, 1994 of $500 million in interest rate exchange agreements which had effectively fixed the rates on a portion of the Corporation's variable rate debt.

The Corporation reported pretax income of $1.4 billion and an income tax provision of $548 million for the nine months ended September 30, 1995. Excluding asset sales, the Corporation reported pretax income before extraordinary item and accounting change of $225 million and an income tax provision of $102 million for the nine months ended September 30, 1994.

The actual effective tax rate for both periods was different than the federal statutory tax rate primarily because of nondeductible goodwill amortization expense.

Selling, general and administrative expenses for the nine-month period ended September 30, 1995 increased 18.3 percent to $1.1 billion from $906 million for the same 1994 period, primarily due to labor, systems and other costs associated with initiatives to change and improve certain operating and administrative processes.


Liquidity and Capital Resources
Operating Activities

The Corporation generated cash from operations of $1.1 billion for the nine months ended September 30, 1995, compared with $389 million for the same 1994 period. These results include a $200 million reduction in the accounts receivable sale program in June 1995 and tax payments of $84 million paid to the Internal Revenue Service in 1994. The tax payments were to settle the 1989 and 1990 tax years for the Corporation and to resolve substantially all pending income tax issues related to Great Northern Nekoosa Corporation for the years 1985 through March 1990. Excluding these items, cash provided by operations in 1995 and 1994 was $1.3 billion and $473 million, respectively. The increase in cash from operations is primarily the result of higher prices in the Corporation's pulp and paper segment for the nine-month period ended September 30, 1995 compared with the first nine months of 1994.


Investing Activities

During the first nine months of 1995, the Corporation spent $887 million on capital expenditures, including $415 million in the pulp and paper segment, $366 million in the building products segment, $60 million for timber and timberlands and $46 million in other expenditures. The Corporation's total projected capital spending for 1995 is approximately $1.2 billion.

As previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, the sales of its roofing manufacturing and envelope businesses were completed during the first quarter of 1994. The Corporation received after-tax cash proceeds of approximately $156 million from these transactions.


Financing Activities

Total debt of the Corporation, including $500 million in the accounts receivable sale program and excluding $366 million in marketable securities, was $5.4 billion as of September 30, 1995, a decrease of $307 million since December 31, 1994. This includes a net increase in long-term debt of $340 million and a net increase in bank overdrafts of $12 million, both of which were partially offset by a reduction in the accounts receivable sale program of $200 million and a net decrease of $459 million in commercial paper and short-term notes.

On September 29, 1995, the Corporation sold certain of its assets for $354 million. The Corporation has agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement with the purchaser, the Corporation will maintain a deposit (initially in the amount of $322 million) which together with interest is expected to be sufficient to fund the Corporation's obligations. In accordance with generally accepted accounting principles, the lease transaction is being accounted for as a financing arrangement. Accordingly, the Corporation has recorded on its balance sheet at September 30, 1995 a long-term asset for the proceeds received from the sale and a long-term liability for the lease obligation.

At September 30, 1995, the Corporation borrowed funds on a short-term basis to establish the deposit account. The proceeds from the asset sale were invested in marketable securities until such securities matured on October 5, 1995, when they were used to reduce short-term borrowings. The Corporation treated these marketable securities as cash equivalents at September 30, 1995 because of their near-term maturities.

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

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings, including bid borrowings made under that agreement. As of September 30, 1995, $725 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's weighted average interest rate on total debt as of September 30, 1995 and 1994 was 8.0%, including the accounts receivable sale program and the outstanding interest rate exchange agreements.

At September 30, 1995, the Corporation had outstanding interest rate exchange agreements which effectively converted $546 million of floating rate obligations with a weighted average interest rate of approximately 5.9% to fixed rate obligations with an average effective interest rate of approximately 9.2%. On that date, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by approximately $1.4 billion. Interest rate exchange agreements of $400 million expired in 1995 and another $50 million of these agreements are due to expire in November.

As previously reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, the Corporation's Board of Directors authorized management to make purchases of the Corporation's common stock on the open market or in private transactions. Purchases will be made from time to time using available cash provided that total debt, including the accounts receivable sale program, is less than $5.5 billion after funding all other cash requirements of the Corporation. As of September 30, 1995, no purchases had been made.

As of September 30, 1995, the Corporation had registered for sale up to $250 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

In 1995, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt and interest payments.


Other

For a discussion of other commitments and contingencies, refer to Note 10 of the Notes to Financial Statements.

                          PART II - OTHER INFORMATION

                          GEORGIA-PACIFIC CORPORATION
                               September 30, 1995


ITEM 1.   LEGAL PROCEEDINGS

The information contained in Note 10 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As last reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, the EPA filed a Complaint and Compliance Order ("Order") against the Corporation on September 30, 1994, for alleged violations of the Resource Conservation and Recovery Act at its Brunswick, Georgia, pulp and paper mill. The Order alleged disposal of black liquor without a permit, treatment of wastewater from accumulated lime mud without a permit, and failure to respond to a spill of sulfuric acid in a manner adequate to minimize the flow of hazardous waste. This matter was settled by Consent Agreement and Consent Order dated September 29, 1995, pursuant to which the Corporation paid a penalty of $127,168.50 and is obligated to perform certain cleanup tasks, for which the current cost estimate is not considered material to the Corporation.

ITEM 5.   OTHER INFORMATION.

On November 9, 1995, the Corporation and Domtar Inc. announced that they had executed agreements pursuant to which the Corporation will purchase Domtar's gypsum wallboard business for $350 million in cash. Domtar's gypsum business includes nine U.S. and four Canadian wallboard manufacturing plants, and one gypsum paperboard plant. The acquisition is subject to compliance with U.S. and Canadian antitrust laws and other regulatory approvals. The Corporation anticipates the transaction will be closed in the first quarter 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 2.1 Asset Purchase Agreement between Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995.

               Exhibit 2.2 Share Purchase Agreement between Domtar Industries Inc., Domtar Gypsum Inc., Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995.

               Exhibit 11     Statements of Computation of Per Share Earnings.

               Exhibit 27     Financial Data Schedule (for SEC use only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1995           GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




                                   by /s/John F. McGovern
                                     ----------------------------
                                         John F. McGovern,
                                         Executive Vice President -
                                          Finance and Chief
                                          Financial Officer


                                   by /s/James E. Terrell
                                     ----------------------------
                                         James E. Terrell,
                                         Vice President and
                                           Controller (Chief Accounting
                                           Officer)

                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1995


Number              Description

2.1 Asset Purchase Agreement between Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995. (1)

2.2 Share Purchase Agreement between Domtar Industries Inc., Domtar Gypsum Inc., Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995. (1)

11                  Statements of Computation of Per Share Earnings. (1)

27                  Financial Data Schedule (for SEC use only). (1)

__________________
(1)  Filed by EDGAR