Form 10-K405
period 1995-12-31
GEORGIA PACIFIC CORP
filed 1996-03-15
CIK 41077

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                              -----------------------------
                                     FORM 10-K405

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the Fiscal Year Ended December 31, 1995

                                        OR

 [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to
                              -------------       -------------

                         Commission File Number 1-3506

                          GEORGIA-PACIFIC CORPORATION
             (exact name of registrant as specified in its Charter)

          Georgia                            93-0432081
-------------------------------         ------------------------
State or other jurisdiction of          (I.R.S. Employer incorporation
organization                            or Identification No.)

133 Peachtree Street, N.E.,
Atlanta, Georgia                             30303
-------------------------------         ------------------------
(Address of principal executive              (Zip Code)
 offices)

Registrant's telephone number,
 including area code                         (404) 652-4000
                                        -------------------------
Securities registered pursuant to
Section 12(b) of the Act:


                                        Name of each exchange on
Title of each class                     which registered
-------------------                     -------------------------

Common Stock ($.80 par value)           New York Stock Exchange
-----------------------------           -------------------------


Junior Preferred Stock Purchase
Rights                                  New York Stock Exchange
-------------------------------         -------------------------

Securities registered pursuant to
Section 12(g) of the Act:               None
                                        -------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No
                                             ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 1996, was $6,141,630,931.

     As of the close of business on March 7, 1996, the Registrant had 91,325,367 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

     1. The Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and

     2. The Corporation's definitive Proxy Statement expected to be dated March 22, 1996, for use in connection with the Annual Meeting of Shareholders to be held on May 7,1996, portions of which are incorporated by reference into Part III of this Form 10-K.

                          Georgia-Pacific Corporation

                               Table of Contents

                              PART I
                                                            ---
Item 1.        Business                                     1

Item 2.        Properties                                   1

Item 3.        Legal Proceedings                            2

Item 4.        Submission of Matters to a Vote of
               Security Holders                             2

                           PART II

Item 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters              3

Item 6.        Selected Financial Data                      3

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   3

Item 8.        Financial Statements and Supplementary
               Data                                         3

Item 9.        Changes in and Disagreements With
               Accountants on Accounting and Financial
               Disclosure                                   3

                          PART III

Item 10.       Directors and Executive Officers of the
               Registrant                                   4

Item 11.       Executive Compensation                       7

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                        7

Item 13.       Certain Relationships and Related
               Transactions                                 7

                          PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                      8


                         PART I

ITEM 1.      BUSINESS
Georgia-Pacific Corporation (together with its subsidiaries herein referred to as the "Corporation") was organized in 1927 under the laws of the State of Georgia.

Information pertaining to the Corporation's business, including industry segments, set forth under the captions "Building Products," "Pulp and Paper," "Management's Discussion and Analysis," Note 2 of the Notes to Financial Statements, "Sales and Operating Profits by Industry Segment," and "Operating Statistics" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

TIMBER RESOURCES
Information pertaining to the Corporation's timber resources set forth under the captions "Building Products - Forest Resources" and "Operating Statistics" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

MINERAL RESOURCES
Information pertaining to the Corporation's gypsum resources set forth under the caption "Building Products - Gypsum Products" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

ENVIRONMENT
Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment set forth under the captions "Environment," "Management's Discussion and Analysis - Investment Activities" and Note 10 of the Notes to Financial Statements of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

EMPLOYEES
Information pertaining to persons employed by the Corporation set forth under the caption "Management's Discussion and Analysis - Other" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 2.   PROPERTIES
Information pertaining to the number of manufacturing facilities as of December 31, 1995 and capacity and historical production volumes as of December 31, 1995 by plant type set forth under the caption "Operating Statistics" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

Information concerning the Corporation's timber and mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Financial Statements of the Corporation's 1995 Annual Report to Shareholders ("Note 10") is incorporated herein by reference.

ENVIRONMENTAL PROCEEDINGS
Pursuant to the rules of the Securities and Exchange Commission, the Corporation is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000. Following are descriptions of the legal proceedings meeting this criteria.

As last reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, about July 20, 1992, the Corporation received from the Environmental Protection Agency ("EPA") a Notice of Violation ("NOV") alleging past violations of a construction permit regulating air emissions at the Corporation's Gaylord, Michigan facility. On March 31, 1993, the Corporation received a second NOV alleging past violations at the same facility. In addition, the State of Michigan has issued three letters alleging violations of the facility's opacity limits. The Corporation recently reached an agreement in principle with the U. S. Department of Justice, the EPA, and the State of Michigan to settle these claims and all others relating to the facility, which will entail payment of a $700,000 fine and the installation by the Corporation of air emission controls at the Gaylord facility. The
Corporation is presently negotiating the final terms and conditions of the Consent Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 1995, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters set forth under the captions "Highlights," Note 12 of the Notes to Financial Statements and "Investor Information" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference. As of the close of business on March 7, 1996, the Corporation's common stock price was $67.25, and there were approximately 42,900 record holders of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data set forth under the captions "Selected Financial Data - Operations" and "Selected Financial Data - Financial Position, End of Year" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information with respect to Management's Discussion and Analysis set forth under the caption "Management's Discussion and Analysis" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to Financial Statements and Supplementary Data as set forth under the captions "Statements of Income," "Statements of Cash Flows," "Balance Sheets," "Statements of Shareholders' Equity," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements filed as part of the 1995 Annual Report on Form 10-K.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors of the Corporation and disclosure pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Corporation's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 22, 1996.

Executive Officers of the Registrant

The executive officers of the Corporation are as follows:


                              Date first
                              elected as
Name                Age       an officer     Position or office
------------------- -----     ------------   --------------------
A. D. Correll        54        1988           Chairman and Chief
                                              Executive Officer and a Director

W. E. Babin          60        1990           Executive Vice
                                              President -
                                              Pulp and Paper

John F. McGovern     49        1983           Executive Vice
                                              President - Finance
                                              and Chief Financial Officer

Davis K. Mortensen   63        1982           Executive Vice
                                              President -
                                              Building Products

James E. Bostic, Jr. 48        1991           Senior Vice
                                              President -
                                              Environmental,
                                              Government
                                              Affairs and
                                              Communications

Gerard R. Brandt     56        1990           Senior Vice
                                              President -
                                              Human Resources

Donald L. Glass      47        1982           Senior Vice
                                              President -
                                              Building Products
                                              Manufacturing and Sales

James F. Kelley      54        1993           Senior Vice
                                              President - Law

Clint M. Kennedy     46        1988           Senior Vice
                                              President - Pulp,
                                              Bleached Board and
                                              Logistics


Maurice W. Kring    59        1983           Senior Vice
                                             President -
                                             Containerboard and
                                             Packaging

George A.
MacConnell          48        1983           Senior Vice
                                             President -
                                             Distribution and
                                             Millwork

John F. Rasor       52        1983           Senior Vice
                                             President -
                                             Forest Resources

David W. Reynolds   64        1983           Senior Vice
                                             President -
                                             Administration

Lee M. Thomas       51        1993           Senior Vice
                                             President - Paper

James E. Terrell    46        1989           Vice President and
                                             Controller


Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, and Chairman since December 1993. He served as President and Chief Operating Officer of the Corporation from August 1991 until May 1993, and President and Chief Executive Officer from May 1993 until December 1993. Mr. Correll served as Executive Vice President - Pulp and Paper from April 1989 through July 1991.

W. E. Babin has been Executive Vice President - Pulp and Paper since January 1993. Prior to that time, Mr. Babin served as Executive Vice President - Pulp and Paperboard from May 1992 to January 1993, Senior Vice President - Containerboard and Packaging from January 1991 to May 1992, and Group Vice President - Containerboard and Packaging from February 1990 to January 1991.

John F. McGovern has been Executive Vice President - Finance since September 1995, and Chief Financial Officer since February 1994. He served as Senior Vice President - Finance from January 1993 until September 1995, Vice President - Finance from 1983 until January 1993, and Treasurer from March 1992 to October 1993.

Davis K. Mortensen has been Executive Vice President - Building Products since 1989.

James E. Bostic, Jr. has been Senior Vice President - Environmental, Government Affairs and Communications since February 1995. Prior to that time, he served as Group Vice President - Communication Papers from April 1992 through January 1995, Group Vice President - Butler Paper and Mail-Well from January 1992 to April 1992, and Vice President - Butler Paper and Mail-Well from January 1991 to January 1992. In addition, Mr. Bostic was General Manager, Commercial Products and Systems Division, from 1990 to 1991.

Gerard R. Brandt has been Senior Vice President - Human Resources since February 1995. Prior to that time, he served as Group Vice President - Packaged Products from July 1993 through January 1995, Group Vice President - Butler Paper and Mail-Well from May 1992 to July 1993, Vice President - Butler Paper and Mail-Well from April 1992 to May 1993, and Vice President - Communication Papers Manufacturing from May 1990 to April 1992.

Donald L. Glass has been Senior Vice President - Building Products Manufacturing and Sales since 1991 and served as Senior Vice President - Building Products Manufacturing from 1989 to 1991.

James F. Kelley joined the Corporation as Senior Vice President - Law and General Counsel in December 1993. Prior to that time, he was a partner in the law firm of Jones, Day, Reavis & Pogue.

Clint M. Kennedy has been Senior Vice President - Pulp, Bleached Board and Logistics since February 1995. Prior to that time, he served as Group Vice President - Pulp and Bleached Board from July 1992 through January 1995 and Vice President - Sales and Marketing, Pulp and Bleached Board from May 1990 to July 1992.

Maurice W. Kring has been Senior Vice President - Containerboard and Packaging since February 1994. Prior to that time, he served as Group Vice President - Containerboard and Packaging from July 1993 until February 1994 and Group Vice President - Packaged Products from 1987 to July 1993.

George A. MacConnell has been Senior Vice President - Distribution and Millwork since February 1993 and served as Senior Vice President - Distribution and Specialty Operations from 1989 to February 1993.

John F. Rasor has been Senior Vice President - Forest Resources since February 1995. Prior to that time, he served as Group Vice President - Forest Resources from May 1992 through January 1995, Group Vice President - Timber from January 1992 to May 1992, Vice President - Forest Resources from 1991 to January 1992, and Vice President - Eastern Wood Products Manufacturing Division from 1989 to 1991.

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

The Corporation's Board of Directors elects officers of the Corporation who hold the offices to which they are elected until the next annual organizational meeting of the Board. The Compensation Committee determines the compensation of officers who are also directors of the Corporation, and makes recommendations to the Board of Directors regarding compensation for all other officers of the Corporation. The amount of compensation is then determined by the Board of Directors based on such recommendation. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11.  EXECUTIVE COMPENSATION
Information with respect to Executive Compensation is incorporated herein by reference to the Corporation's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 22, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Corporation's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 22, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Corporation's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 22, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report for Georgia-Pacific Corporation and subsidiaries:

          (1) The Financial Statements, Notes to Financial Statements and the Report of Independent Public Accountants dated February 9, 1996 listed below are incorporated herein by reference to the Corporation's 1995 Annual Report to Shareholders:

               Statements of Income for the years ended December 31, 1995, 1994 and 1993.

               Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993.

               Balance Sheets as of December 31, 1995 and 1994.

               Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

               Notes 1 through 12 of the Notes to Financial
               Statements

               Report of Independent Public Accountants

          (2)  Financial Statement Schedules:

               Report of Independent Public Accountants as to
               Schedule

               II Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993.

               Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

          (3)  Exhibits

               The exhibits required to be filed as part of this Annual Report on Form 10-K are as follows:


               NUMBER         DESCRIPTION

               2.1 Asset Purchase Agreement between Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995

                         (Filed as Exhibit 2.1 to the Corporation's
                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by this reference thereto).

               2.2 Share Purchase Agreement between Domtar Industries Inc., Domtar Gypsum Inc., Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995 (Filed as
                         Exhibit 2.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by this reference thereto).

               3.1 Articles of Incorporation, restated as of October 30, 1989 (Filed as Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

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

               4.1(ii) Amendment No. 1 to Credit Agreement, dated as of November 30, 1994, among Georgia-Pacific Corporation, the lenders named therein and Bank of America National Trust and Savings Association, as agent (Filed as Exhibit 4.1(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

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

               4.3 Rights Agreement, dated as of July 31, 1989, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Rights Certificate attached as Exhibit A (Filed as Exhibit 4.3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by the reference thereto).

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

               10.2(iv) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993). (Filed as Exhibit 10.2
                         (v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

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

               10.3(vi) Amendment No. 3 to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (effective August 1,
                         1994) (Filed as Exhibit 10.3(vi) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference thereto).*

               10.4 Directors Retirement Program (Filed as Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.5(i) 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).*

               10.5(ii) Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference thereto).*

               10.6 1994 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.7      1995 Economic Value Incentive Plan (Filed as Exhibit
                         10.10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.8(i) 1995 Shareholder Value Incentive Plan (Filed as Exhibit 10.11(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.8(ii)  Amendment No. 1 to 1995 Shareholder Value Incentive
                         Plan.*

               10.8(iii) Form of Shareholder Value Incentive Stock Option (Filed
                         as Exhibit 10.11(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.9(i) Outside Directors Stock Plan, adopted March 17, 1995 (Filed as Exhibit 10.12 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).*

               10.9(ii) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as
                         Exhibit 10.17(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

               10.9(iii) Receivables Purchase Agreement dated as of June 1,
                         1990, among Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

               10.10(i) Agreement, effective as of March 15, 1993, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas (Filed as Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

               10.10(ii) First Addendum to Agreement, effective as of February
                         1, 1995, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas (Filed as Exhibit 10.13(ii) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).

               11        Statements of Computation of Per Share Earnings.

               12        Statements of Computation of Ratio of Earnings to Fixed
                         Charges.


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               13 Portions of Georgia-Pacific Corporation's 1995 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.

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

(b)       Reports on Form 8-K

          The Corporation filed Current Reports on Form 8-K dated October 20, 1995, in which it reported under Item 5 - "Other Events," December
          8, 1995, in which it reported under Item 5 - "Other Events" and Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits," and December 12, 1995, in which it reported under Item 5 - "Other Events."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GEORGIA-PACIFIC CORPORATION
                              (Registrant)

                         By:  /s/ A. D. Correll
                                --------------------------
                                (A. D. Correll,
                                Chairman and Chief
                                Executive Officer)

                         Date:  March 12, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                Title               Date
     -----------              ------              -----

As Officers or Directors of GEORGIA-PACIFIC CORPORATION


/s/ A. D. Correll             Director, Chairman  March 12, 1996
---------------------         and Chief
(A. D. Correll)               Executive Officer
                              (Principal Executive
                              Officer)

/s /John F. McGovern          Executive Vice      March 12, 1996
---------------------         President - Finance
(John F. McGovern)            and Chief Financial
                              Officer
                              (Principal Financial
                              Officer)

/s/ James E. Terrell          Vice President and  March 12, 1996
---------------------         Controller
(James E. Terrell)            (Principal Accounting
                              Officer)

     *                        Director            March 12, 1996
---------------------
(Robert Carswell)
     *                        Director            March 12, 1996
---------------------
(Jewel Plummer Cobb)

     *                        Director            March 12, 1996
---------------------
 (Jane Evans)


     *                        Director            March 12, 1996
---------------------
 (Donald V. Fites)

     *                        Director            March 12, 1996
---------------------
 (Harvey C. Fruehauf, Jr.)

     *                        Director            March 12, 1996
---------------------
(Richard V. Giordano)

     *                        Director            March 12, 1996
---------------------
 (David R. Goode)

     *                        Director            March 12, 1996
---------------------
 (T. Marshall Hahn, Jr.)

     *                        Director            March 12, 1996
---------------------
(M. Douglas Ivester)

     *                        Director            March 12, 1996
---------------------
 (Francis Jungers)

     *                        Director            March 12, 1996
---------------------
 (Robert E. McNair)

     *                        Director            March 12, 1996
---------------------
(Louis W. Sullivan)

     *                        Director            March 12, 1996
---------------------
 (James B. Williams)


*By /s/ James F. Kelley

-----------------------
(James F. Kelley)


*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.

               Report of Independent Public Accountants as to Schedule


To the Shareholders and the Board of
Directors of Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia-Pacific Corporation incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  /S/ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 9, 1996

               GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                              (Millions)


                       Balance at   Charged to Charged to              Balance
                        beginning   costs and     Other               at end of
Description             of period    expenses   Accounts   Deductions   period
-----------             ---------    --------   --------   ---------- ---------
Year ended
 December 31,
 1995
-------------
Allowance for
 doubtful
 accounts                 $  28       $   3       $   1(2)   $  (7)(3)  $  25
                          -----       -----       -----      -----      -----
Year ended
 December 31,
 1994
-------------
Allowance for
 doubtful
 accounts                 $  32       $   3       $   1(2)   $  (8)(3)  $  28
                          -----       -----       -----      -----      -----

Year ended
 December 31,
 1993
-------------
Allowance for
 doubtful
 accounts                 $  35       $   8       $   -      $ (11)(1)  $  32
                          -----       -----       -----      -----      -----



(1)Includes $2 million deducted with the sale of Butler Paper Company assets and $9 million of accounts written off.
(2)Recoveries of accounts previously written off.
(3)Accounts written off.

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS
FILED WITH THE ANNUAL REPORT
ON FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 1995


NUMBER    DESCRIPTION

2.1 Asset Purchase Agreement between Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995 (Filed as Exhibit 2.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by this reference thereto).

2.2 Share Purchase Agreement between Domtar Industries Inc., Domtar Gypsum Inc., Domtar Inc. and Georgia-Pacific Corporation dated November 8, 1995 (Filed as Exhibit 2.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by this reference thereto).

3.1       Articles of Incorporation, restated as of October 30, 1989 (Filed as
          Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

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

4.1(ii) Amendment No. 1 to Credit Agreement, dated as of November 30, 1994, among Georgia-Pacific Corporation, the lenders named therein and Bank of America National Trust and Savings Association, as agent (Filed as
          Exhibit 4.1(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

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

4.3 Rights Agreement, dated as of July 31, 1989, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Rights Certificate attached as Exhibit A (Filed as Exhibit 4.3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by the reference thereto).

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

10.2(iv) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993). (Filed as Exhibit 10.2(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

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

10.6 1994 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

10.7 1995 Economic Value Incentive Plan (Filed as Exhibit 10.10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

10.8(i) 1995 Shareholder Value Incentive Plan (Filed as Exhibit 10.11(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated therein by this reference thereto).

10.8(ii)  Amendment No. 1 to 1995 Shareholder Value Incentive Plan. (1)

10.8(iii) Form of Shareholder Value Incentive Stock Option (Filed as Exhibit
          10.11(ii) to the Corporation's Annual Report Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

10.9(i)   Outside Directors Stock Plan, adopted March 17, 1995 (Filed as Exhibit
          10.12 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).

10.9(ii) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

10.9(iii) Receivables Purchase Agreement dated as of June 1, 1990, among
          Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.17(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by this reference thereto).

10.10(i) Agreement, effective as of March 15, 1993, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas (Filed as
          Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

10.10(ii) First Addendum to Agreement, effective as of February 1, 1995, among
          Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas (Filed as Exhibit 10.13(ii) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).

11        Statements of Computation of Per Share Earnings.  (1)

12        Statements of Computation of Ratio of Earnings to Fixed
          Charges.  (1)

13 Portions of Georgia-Pacific Corporation's 1995 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.(1)

21        Subsidiaries.  (1)

(1) Filed via EDGAR

23        Consent of Independent Public Accountants.  (1)

24        Powers of Attorney.  (1)

27        Financial Data Schedule.  (1)

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