Form 10-Q
period 1996-03-31
GEORGIA PACIFIC CORP
filed 1996-05-10
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

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
                                        ------         ------
As of the close of business on May 8, 1996, Georgia-Pacific Corporation had 91,331,551 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                                         Three months
                                                        ended March 31,
                                                       -----------------
(Millions, except per share amounts)                  1996         1995
- -----------------------------------------------------------------------
Net sales                                           $3,049       $3,477
- -----------------------------------------------------------------------
Costs and expenses
  Cost of sales                                      2,279        2,400
  Selling, general and
    administrative                                     361          350
  Depreciation and cost of
    timber harvested                                   212          230
  Interest                                             107          105
- -----------------------------------------------------------------------
Total costs and expenses                             2,959        3,085
- -----------------------------------------------------------------------
Income before income taxes                              90          392

Provision for income taxes                              40          160
- -----------------------------------------------------------------------
Net income                                          $   50       $  232
=====================================================================

Per share:
  Net income                                        $  .55       $ 2.59
=====================================================================

Average number of shares outstanding                 90.5         89.6
=====================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)                                             Three months
                                                       ended March 31,
                                                     ------------------
(Millions)                                            1996         1995
- -----------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                           $  50     $ 232
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          174       174
   Cost of timber harvested                               38        56
   Deferred income tax benefit                             2       (12)
   Amortization of goodwill                               15        15
   Stock compensation programs                             7        22
   Gain on sales of assets                                (3)       (3)
   (Increase) decrease in receivables                     38      (182)
   (Increase) in inventories                             (12)      (91)
   Change in other working capital                       (30)      (23)
   Increase in taxes payable                              21       136
   Change in other assets and other
     long-term liabilities                                 6        28
- -----------------------------------------------------------------------
Cash provided by (used for) operations                   306       352
- -----------------------------------------------------------------------
Cash provided by (used for) investment activities
  Capital expenditures
   Property, plant and equipment                        (340)     (214)
   Timber and timberlands                                (19)      (77)
- -----------------------------------------------------------------------
  Total capital expenditures                            (359)     (291)
  Restricted cash used for capital expenditures           35         -
  Proceeds from sales of assets                           11         6
  Other                                                    6         1
- -----------------------------------------------------------------------
Cash provided by (used for) investment activities       (307)     (284)
- -----------------------------------------------------------------------
Cash provided by (used for) financing activities
  Proceeds from option plan exercises                      1         2
  Repayments of long-term debt                            (9)      (19)
  Additions to long-term debt                              1         3
  Fees paid to issue debt                                 (1)        -
  Decrease in bank overdrafts                            (14)      (25)
  Increase (decrease) in commercial paper and
   other short-term notes                                 70       (32)
  Cash dividends paid                                    (46)      (36)
- -----------------------------------------------------------------------
Cash provided by (used for) financing activities           2      (107)
- -----------------------------------------------------------------------
(Decrease) increase in cash                                1       (39)
  Balance at beginning of period                          11        53
- -----------------------------------------------------------------------
  Balance at end of period                             $  12     $  14
=======================================================================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries


                                                     March 31,  December 31,
(Millions, except shares and per share amounts)        1996         1995
- ----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $     12     $    11
  Receivables, less allowances of $26 and $25             911         949
  Inventories                                           1,458       1,446
  Deferred income taxes                                   123         123
  Other current assets                                     52          66
- ----------------------------------------------------------------------------
Total current assets                                    2,556       2,595
- ----------------------------------------------------------------------------
Timber and timberlands, net                             1,354       1,374
- ----------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    12,888      12,576
  Accumulated depreciation                             (6,716)     (6,563)
- ----------------------------------------------------------------------------
Property, plant and equipment, net                      6,172       6,013
- ----------------------------------------------------------------------------
Goodwill                                                1,699       1,714
- ----------------------------------------------------------------------------
Other assets                                              621         639
- ----------------------------------------------------------------------------
Total assets                                         $ 12,402     $12,335
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    187     $   201
 Commercial paper and other short-term notes              391         321
 Current portion of long-term debt                        167          15
 Accounts payable                                         607         644
 Accrued compensation                                     169         218
 Accrued interest                                         101          87
 Other current liabilities                                345         276
- ---------------------------------------------------------------------------
Total current liabilities                               1,967       1,762
- ---------------------------------------------------------------------------
Long-term debt, excluding current portion               4,545       4,704
- ---------------------------------------------------------------------------
Other long-term liabilities                             1,207       1,203
- ---------------------------------------------------------------------------
Deferred income tax liabilities                         1,149       1,147
- ---------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,326,000 and 91,308,000
   shares issued                                           73          73
 Additional paid-in capital                             1,269       1,267
 Retained earnings                                      2,231       2,227
 Long-term incentive plan deferred compensation           (21)        (24)
 Other                                                    (18)        (24)
- ---------------------------------------------------------------------------
Total shareholders' equity                              3,534       3,519
- ---------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 12,402     $12,335
===========================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
MARCH 31, 1996


1. PRINCIPLES OF PRESENTATION. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. During the 1996 first quarter, the Corporation reclassified stumpage costs from cost of sales to depreciation and cost of timber harvested in its statements of income. In addition, these amounts were reclassified from investing activities to operating activities in the Corporation's statements of cash flows. The impact of this reclassification was $25 million in the 1996 first quarter and $44 million in the 1995 first quarter.


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



                                               Three  months
                                               ended Mar. 31
                                               --------------
     (Millions)                                1996     1995
     --------------------------------------------------------
     Total interest costs                     $ 116    $ 110
     Interest capitalized                        (9)      (5)
     --------------------------------------------------------
     Interest expense                         $ 107    $ 105
     ========================================================
     Interest paid                            $ 101    $ 105
     ========================================================
     Income taxes paid, net of refunds        $  17    $  35
     ========================================================

4. INVENTORY VALUATION. Inventories include costs of materials, labor and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:



                                      March 31,  December 31,
     (Millions)                          1996       1995
     --------------------------------------------------------
     Raw materials                    $   434     $  526
     Finished goods                       995        896
     Supplies                             288        283
     LIFO reserve                        (259)      (259)
     --------------------------------------------------------
     Total inventories                $ 1,458     $1,446
     ========================================================




5. PROVISION FOR INCOME TAXES. The Corporation reported pretax income of $90 million and an income tax provision of $40 million for the three months ended March 31, 1996. The Corporation reported pretax income of $392 million and an income tax provision of $160 million for the three months ended March 31, 1995. The actual effective tax rate for both periods was different than the federal statutory rate primarily because of nondeductible goodwill amortization expense.


6. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

     The Corporation is involved in environmental remediation activities at numerous sites where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state ``superfund'' laws and at certain of its own properties. Of the known sites in which it is involved, the Corporation estimates that approximately 40 percent are being investigated, approximately 50 percent are being remediated and approximately 10 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $75 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

     The Corporation has received and responded to three comprehensive information requests from the Environmental Protection Agency (EPA) concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium-density fiberboard, plywood and particleboard. On August 5, 1994, the EPA issued a Notice of Violation (NOV) of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1980. The Corporation is in the process of negotiating a resolution of the allegations contained in the NOV with the EPA and the state environmental agencies involved. Any settlements would entail the payment of fines and agreement by the Corporation to install air emission control equipment at certain of these facilities.

     Approximately 220 suits involving 9,160 plaintiffs have in the past been filed in several state courts in Mississippi. The suits allege a variety of torts including nuisance, trespass and infliction of emotional distress primarily related to the alleged discharge of dioxin into the Leaf River from a pulp mill owned by a subsidiary of the Corporation. Three of these cases have been tried. A total of $241,000 in compensatory damages and $4 million in punitive damages were awarded to three plaintiffs in the first two cases (Simmons and Ferguson) with respect to certain claims. The jury
                -------     --------
     found in favor of the Corporation with respect to a fourth plaintiff. The Corporation appealed both judgments. On July 8,1993, in the third Mississippi dioxin case tried (Beech/Williams), the jury returned a verdict
                                    --------------
     in favor of the Corporation on all counts. The plaintiffs have appealed. In early 1994 two dioxin cases pending in federal court in Mississippi were voluntarily dismissed with prejudice by the plaintiffs.

     On October 19, 1995, the Mississippi Supreme Court reversed the lower court judgment in the Ferguson case and ordered judgment for the defendants. In
                     --------
     Ferguson, compensatory damages of $200,000 and punitive damages of
     --------
     $3 million had been assessed against the Corporation. The Mississippi Supreme Court ruled that the plaintiffs failed to prove that the defendants had caused any emotional distress or created a nuisance with respect to the plaintiffs' properties. The Court also ruled that the plaintiffs had failed to show that the defendants' conduct constituted intentional, willful, wanton or grossly negligent behavior. No decision has been issued by the Mississippi Supreme Court in the other cases on appeal, Simmons and
                                                                    -------
     Beech/Williams.
     --------------

     On April 12, 1996, the Corporation's motion for summary judgment in approximately 170 dioxin cases involving approximately 3,702 plaintiffs was
     granted in state court in Jackson County, Mississippi.   The Court
     dismissed the emotional distress claims of all plaintiffs based on the Ferguson decision, and ruled that the approximately 433 plaintiffs alleging
     --------
     nuisance or trespass had until June 1, 1996 to present objective evidence of the presence of dioxin on their property. Plaintiffs who fail to present such evidence will be dismissed on June 1, 1996. The Corporation intends to file similar motions for summary judgment with respect to the remaining dioxin lawsuits pending against it in the Mississippi state courts.

     On April 8, 1996, the United States District Court for the Northern District of Mississippi granted a declaratory judgment to several subsidiaries of the Corporation against certain insurance carriers, holding that these insurers are obligated to reimburse such subsidiaries against the costs to defend against allegations of trespass, nuisance and emotional distress related to the alleged discharge of dioxin from the Leaf River mill and to indemnify such subsidiaries in the event they are found liable for damages as a result of such alleged discharges. It is anticipated that the insurance companies will appeal this judgment.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 48,500 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid in settlement have been substantially covered by product liability insurance, and the Corporation has insurance available in amounts which it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits and claims that may be filed against the Corporation in the future, but there can be no assurance that the amounts of such insurance will ultimately be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims. It also has recorded a receivable for expected insurance recoveries with respect to such pending suits and claims.

     The Corporation is defending an action filed in state court in Mobile, Alabama (Bettner, et al. v. Georgia-Pacific Corporation) that seeks to
              ----------------------------------------------
     certify a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 3, 1996, the court entered an order of conditional certification, which divided the ``class'' into two conditionally certified subclasses. The two subclasses distinguish between the hardboard siding manufactured at the Corporation's Catawba, South Carolina plant and the hardboard siding formerly manufactured at the Corporation's Jarratt, Virginia plant. The plaintiffs allege that the hardboard siding manufactured and distributed by the Corporation was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates. The plaintiffs also dispute the validity and availability of the warranty issued with the product. The plaintiffs seek unspecified compensatory and punitive damages, declaratory relief regarding the availability of warranties, restitution and injunctive relief. A second Alabama action containing similar allegations, originally filed in Choctaw County, Alabama (Henderson, et al. v. Georgia-Pacific Corporation)
                              ------------------------------------------------
     has been consolidated before the Mobile court hearing the Bettner action.
                                                               --------

     On March 27, 1996, a third action was filed against the Corporation and a codefendant, a mobile home manufacturer. The action (Rackley et al. v. G-P
                                                           ---------------------
     et al.), filed in the Superior Court of Bryan County, Georgia, seeks to
     ------
     certify a class of individuals whose mobile homes were sided with the Corporation's hardboard siding product. The complaint alleges that the hardboard siding was defectively designed and manufactured. The plaintiffs seek damages in excess of $10,000 for each purported class member. It is unclear at the present time whether the action pertains to both the Corporation's Catawba and Jarratt products.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto, and that their ultimate outcome, after taking such reserves into account, will not have a material adverse effect on the consolidated financial position of the Corporation.


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
- --------------------------------------------------------------------------
1996
NET SALES
Building products              $1,570  52%
Pulp and paper                  1,468  48
Other operations                   11   -
- --------------------------------------------------------------------------
Total net sales                $3,049 100%
==========================================================================
OPERATING PROFITS
Building products              $   67  28%
Pulp and paper                    174  72
Other operations                    2   -
- --------------------------------------------------------------------------
Total operating profits           243 100%
                                      ===
General corporate expense         (41)
Interest expense                 (107)
Cost of accounts receivable
 sale program                      (5)
Provision for income taxes        (40)
- --------------------------------------------------------------------------
Net income                     $   50
==========================================================================
Per common share:
 Net income                    $  .55
==========================================================================







SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
- ------------------------------------------------------------------------------
1996
NET SALES
Building products
Pulp and paper
Other operations
- ------------------------------------------------------------------------------
Total net sales
==============================================================================
OPERATING PROFITS
Building products
Pulp and paper
Other operations
- ------------------------------------------------------------------------------
Total operating
 profits

General corporate
 expense
Interest expense
Cost of accounts
 receivable sale
 program

Provision for
 income taxes
- ------------------------------------------------------------------------------
Net income
==============================================================================
Per common share:
 Net income
==============================================================================



SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
                                 -----------------------------------------------
1995
NET SALES
Building products              $1,800  52%    $1,860  50%    $3,660  51%
Pulp and paper                  1,665  48      1,829  50      3,494  49
Other operations                   12   -         11   -         23   -
- --------------------------------------------------------------------------------
Total net sales                $3,477 100%    $3,700 100%    $7,177 100%
===============================================================================
OPERATING PROFITS
Building products              $  197  35%    $  143  24%    $  340  29%
Pulp and paper                    368  65        457  76        825  70
Other operations                    5   -          4   -          9   1
- --------------------------------------------------------------------------------
Total operating profits           570 100%       604 100%     1,174 100%
                                      ===            ===            ===
General corporate expense         (62)           (55)          (117)
Interest expense                 (105)          (100)          (205)
Cost of accounts receivable
 sale program                     (11)           (12)           (23)
Provision for income taxes       (160)          (172)          (332)
- --------------------------------------------------------------------------------
Net income                     $  232         $  265         $  497
================================================================================
Per common share:
 Net income                    $ 2.59         $ 2.95         $ 5.54
================================================================================







SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries



(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
- --------------------------------------------------------------------------------
1995
NET SALES
Building products   $ 1,901   51%  $ 5,561   51%  $ 1,738   51%  $ 7,299   51%
Pulp and paper        1,789   49     5,283   49     1,660   49     6,943   49
Other operations         15    -        38    -        12    -        50    -
- --------------------------------------------------------------------------------
Total net sales     $ 3,705  100%  $10,882  100%  $ 3,410  100%  $14,292  100%
================================================================================
OPERATING PROFITS
Building products   $   221   31%  $   561   30%  $   108   26%  $   669   29%
Pulp and paper          478   68     1,303   69       308   75     1,611   71
Other operations          4    1        13    1        (3)  (1)       10    -
- --------------------------------------------------------------------------------
Total operating
 profits                703  100%    1,877  100%      413  100%    2,290  100%
                             ===            ===            ===            ===
General corporate
 expense                (61)          (178)            17           (161)
Interest expense        (94)          (299)           (96)          (395)
Cost of accounts
 receivable sale
 program                 (8)           (31)            (6)           (37)

Provision for
 income taxes          (216)          (548)          (131)          (679)
- --------------------------------------------------------------------------------
Net income          $   324        $   821        $   197        $ 1,018
================================================================================
Per common share:
 Net income         $  3.57        $  9.12        $  2.17        $ 11.29
================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH 1995

The Corporation reported consolidated net sales of approximately $3.0 billion for the three months ended March 31, 1996, a decline from $3.5 billion a year ago. Net income for the 1996 first quarter was $50 million (55 cents per share) compared with $232 million ($2.59 per share) in 1995.

The remaining discussion refers to the ``Sales and Operating Profits by Industry Segment'' table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.6 billion for the first three months of 1996, a 13 percent decrease from the 1995 comparable period. Operating profits decreased in 1996 to $67 million compared with $197 million in 1995. Return on sales was 4.3 percent and 10.9 percent for the three months ended March 31, 1996 and 1995, respectively. Lower profits in this segment were primarily attributable to the Corporation's structural panels, softwood lumber and distribution businesses.

Average structural panel prices were approximately 15 percent lower than year ago levels and average prices in the Corporation's softwood lumber business were approximately 10 percent lower than year ago levels. High inventory levels and weak demand (due in part to severe winter weather) also contributed to the decline in operating results quarter over quarter.

The Corporation's distribution business was negatively impacted by the decline in structural panels and softwood lumber prices. As previously reported, the Corporation incurred expenses of approximately $70 million during 1995 related to initiatives to change and improve certain distribution division administrative and logistical processes. In addition to this amount, the Corporation currently expects to record expenses of approximately $40 million during 1996. Of this amount, approximately $17 million was incurred in the 1996 first quarter, compared with approximately $7 million in the 1995 first quarter. The timing and recognition of the remaining expenses is dependent on future events, and accordingly could be material to the Corporation's building products segment results in any given quarter. Capital expenditures for this project are primarily related to the acquisition and construction of new facilities and systems and are projected to be approximately $400 million, excluding proceeds from facility sales. Approximately $255 million of that amount has already been invested. The Corporation expects the project to be substantially completed by the end of 1996.

The Corporation's pulp and paper segment reported net sales of $1.5 billion and operating profits of $174 million in the 1996 first quarter. For the same period in 1995, the Corporation reported net sales of $1.7 billion and operating profits of $368 million. Return on sales decreased to 11.9 percent in 1996 from
22.1 percent in 1995, primarily due to a decline in average prices for most of the Corporation's pulp and paper products. Average pulp and containerboard prices for the quarter were approximately 15 percent below prices in the same 1995 period, while average communication paper prices for the quarter were approximately 10 percent below year ago levels. Furthermore, prices for these products declined during the course of the 1996 first quarter. Although the Corporation recently announced a price increase effective June 1, 1996 for its kraft pulp bales and a price increase effective April 19, 1996 for certain grades of communication papers, it expects continued weakness in pricing during the second quarter for most pulp and paper products. Weaker demand has also impacted this business. Compared with a year ago, shipment volume for market pulp, containerboard and communication papers was down in the 1996 first quarter and inventory levels were up. Although some recent improvements in demand have been noted, the Corporation does not expect significant improvements in the near future.

General corporate expense for the 1996 first quarter decreased 34 percent to $41 million compared with the 1995 first quarter. The decrease is primarily related to stock compensation programs tied to the Corporation's common stock price.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities     The Corporation generated cash from operations of $306
million for the three months ended March 31, 1996 compared with $352 million a year ago. The decrease is primarily attributable to lower average prices for many of the Corporation's building products and pulp and paper products.

Investing Activities     Capital expenditures for the three months ended March
31, 1996 were $359 million, which included $146 million in the pulp and paper segment, $167 million in the building products segment, $19 million for timber and timberlands and $27 million of other and general corporate. The Corporation expects to invest approximately $1.3 billion in 1996 (which includes a reclassification of approximately $111 million of stumpage expense). For a discussion of this reclassification refer to Note 1 of the Notes to Financial Statements.

On April 15, 1996, the Corporation completed the purchase of Domtar's gypsum wallboard business for $350 million in cash. Domtar's gypsum business includes nine U.S. wallboard manufacturing plants, four Canadian wallboard plants, three joint compound plants, an industrial plaster plant and a gypsum paperboard plant. As previously announced, as a condition to approval of this transaction, the U.S. Department of Justice is requiring Georgia-Pacific to divest its existing wallboard production facilities at Buchanan, New York, and Wilmington, Delaware. The sale of these facilities is expected to take place in the 1996 third quarter.


Financing Activities     The Corporation's total debt, including $350 million
under the accounts receivable sale program, was $5.6 billion at March 31, 1996 and December 31, 1995.

At March 31, 1996, the Corporation had outstanding borrowings of $628 million under certain Industrial Revenue Bonds. Approximately $75 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheet.

On April 1,1996, the Corporation redeemed $150 million of its 9.25% Debentures Due March 15, 2016. The Corporation expects to record an after-tax extraordinary loss of approximately $5 million related to this redemption during the 1996 second quarter.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of March 31, 1996, $1.1 billion of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

At March 31, 1996, the Corporation's weighted average interest rate on its total debt was 7.9% including the accounts receivable sale program and outstanding interest rate exchange agreements. At March 31, 1996, these interest rate exchange agreements effectively converted $496 million of floating rate obligations with a weighted average interest rate of 5.2% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 2.8 years. As of March 31, 1996, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.1 billion.

As of March 31, 1996, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

In 1996, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.


Other   On May 7, 1996, the Corporation announced that it had set a goal of improving its annual pretax earnings by approximately $400 million through a three-year effort to reduce overhead costs and improve efficiencies throughout the Corporation. As part of this effort, the Corporation announced a voluntary early retirement program effective May 20, 1996 to July 8, 1996 for certain salaried employees who are at least 55 years old and have 10 years of service or who have reached age 65. During 1996 and 1997, the Corporation plans to eliminate work and related salaried positions, and substantially reduce other administrative and overhead costs. The Corporation also expects to realize significant efficiencies and cost savings from substantial investments it is making to re-engineer its building products Distribution Division, install new information systems and reduce operating costs. The Corporation expects to record a charge to its second quarter earnings for certain costs of these retirement, position elimination and cost reduction measures. The amount of the second quarter charge and of any charges it may take in subsequent quarters will depend on the number of employees participating in the voluntary early retirement program and the timing and nature of the other position elimination and cost reduction measures.

Except for the historical information contained herein, the foregoing statements are forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. Among the key factors that could cause actual results to differ materially are the following: changes in present business conditions, acceptance of voluntary retirement by fewer eligible employees than expected, the ability of the Corporation's managers to eliminate many functions and associated positions that currently are a part of the Corporation's overhead, and the realization of projected savings from numerous investments in systems, operations and cost reduction programs.

For a discussion of commitments and contingencies refer to Note 6 of the Notes to Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 March 31, 1996


Item 1.   Legal Proceedings

          The information contained in Note 6 ``Commitments and Contingencies'' of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

          As last reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, the Corporation had reached an agreement in principle with the U.S. Department of Justice, the Environmental Protection Agency, and the State of Michigan to settle all claims relating to the Corporation's Gaylord, Michigan facility, which would entail payment of a $700,000 fine and the installation by the Corporation of air emission controls at the facility. On May 9, 1996 this matter was settled on the terms contained in the agreement in principle.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.3         Bylaws as amended to date.

               Exhibit 10.8(iii) Amendment No. 2 to the Georgia-Pacific Corporation 1990 Long-Term Incentive Plan.

               Exhibit 11          Statements of Computation of Per
                                   Share Earnings.

               Exhibit 27          Financial Data Schedule.

               Exhibit 99          Press Release dated May 7, 1996.

          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 1996                    GEORGIA-PACIFIC CORPORATION
           ---                             (Registrant)




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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1996


Number         Description
- ------         -----------

3.3       Bylaws as amended to date. (1)

10.8(iii) Amendment No. 2 to the Georgia-Pacific Corporation 1990
          Long-Term Incentive Plan. (1)

11        Statements of Computation of Per Share Earnings. (1)

27        Financial Data Schedule. (1)

99        Press Release dated May 7, 1996.  (1)









- -------------------------------
(1)     Filed by EDGAR