Form 10-Q
period 1996-06-30
GEORGIA PACIFIC CORP
filed 1996-08-13
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

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
                                        -------       -------
As of the close of business on August 8, 1996, Georgia-Pacific Corporation had 91,342,948 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                        Three months          Six months
                                       ended June 30,       ended June 30,
                                       --------------       --------------

(Millions, except per share amounts)   1996      1995      1996      1995
- --------------------------------------------------------------------------------
Net sales                              $3,319    $3,700    $6,368    $7,177
- --------------------------------------------------------------------------------
Costs and expenses
 Cost of sales                          2,505     2,573     4,783     4,973
 Selling, general and
   administrative                         359       363       720       713
 Depreciation and cost of timber
   harvested                              247       227       460       457
 Interest                                 109       100       216       205
 Other expense                             74         -        74         -
- --------------------------------------------------------------------------------
Total costs and expenses                3,294     3,263     6,253     6,348
- --------------------------------------------------------------------------------
Income before income taxes
 and extraordinary item                    25       437       115       829
Provision for income taxes                 15       172        55       332
- --------------------------------------------------------------------------------
Income before extraordinary item           10       265        60       497
Extraordinary item - loss from early
 retirement of debt, net of taxes          (5)        -        (5)        -
- --------------------------------------------------------------------------------
Net income                             $    5    $  265    $   55    $  497
================================================================================
Per share:
 Income before extraordinary item      $  .11    $ 2.95    $   .66   $ 5.54
 Extraordinary item - loss from early
   retirement of debt, net of taxes      (.05)       -        (.05)      -
- --------------------------------------------------------------------------------
Net income                             $  .06    $ 2.95    $   .61   $ 5.54
================================================================================
Average number of shares outstanding     90.5      89.8      90.5      89.7
================================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                         Six months
                                                       ended June 30,
                                                     ------------------
(Millions)                                            1996         1995
- -----------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                           $  55     $ 497
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation & cost of timber harvested               460       457
   Deferred income tax (benefit) provision                13       (16)
   Amortization of goodwill                               29        30
   Stock compensation programs                            13        34
   Gain on sales of assets                               (15)       (4)
   (Increase) in receivables                             (14)     (253)
   (Decrease) in accounts receivable sale program          -      (200)
   (Increase) decrease in inventories                     48       (53)
   Change in other working capital                        59        15
   (Decrease) in taxes payable                           (87)       (5)
   Change in other assets and other
     long-term liabilities                                11        29
- -----------------------------------------------------------------------
Cash provided by operations                              572       531
- -----------------------------------------------------------------------
Cash provided by (used for) investment activities
  Capital expenditures
   Property, plant and equipment                        (652)     (501)
   Timber and timberlands                                (40)     (136)
- -----------------------------------------------------------------------
  Total capital expenditures                            (692)     (637)
  Acquisition                                           (350)        -
  Increase in cash restricted for capital expenditures    62         2
  Proceeds from sales of assets                           35        18
  Other                                                   (5)       (1)
- -----------------------------------------------------------------------
Cash (used for) investment activities                   (950)     (618)
- -----------------------------------------------------------------------
Cash provided by (used for) financing activities
  Proceeds from option plan exercises                      1        11
  Repayments of long-term debt                          (159)     (221)
  Additions to long-term debt                              2       516
  Fees paid to issue debt                                 (1)       (5)
  Increase in bank overdrafts                              1         5
  Increase (decrease) in commercial paper and
   other short-term notes                                625      (168)
  Cash dividends paid                                    (91)      (82)
- -----------------------------------------------------------------------
Cash provided by financing activities                    378        56
- -----------------------------------------------------------------------
Increase (decrease) in cash                                -       (31)
  Balance at beginning of period                          11        53
- -----------------------------------------------------------------------
  Balance at end of period                             $  11     $  22
=======================================================================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                     June 30,   December 31,
(Millions, except shares and per share amounts)        1996         1995
- ----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $     11     $    11
  Receivables, less allowances of $27 and $25           1,005         949
  Inventories                                           1,420       1,446
  Deferred income taxes                                   123         123
  Other current assets                                     99          66
- ----------------------------------------------------------------------------
Total current assets                                    2,658       2,595
- ----------------------------------------------------------------------------
Timber and timberlands, net                             1,326       1,374
- ----------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    13,695      12,576
  Accumulated depreciation                             (7,084)     (6,563)
- ----------------------------------------------------------------------------
Property, plant and equipment, net                      6,611       6,013
- ----------------------------------------------------------------------------
Goodwill                                                1,685       1,714
- ----------------------------------------------------------------------------
Other assets                                              612         639
- ----------------------------------------------------------------------------
Total assets                                         $ 12,892     $12,335
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    208     $   201
 Commercial paper and other short-term notes              946         321
 Current portion of long-term debt                        310          15
 Accounts payable                                         646         644
 Accrued compensation                                     184         218
 Accrued interest                                          83          87
 Other current liabilities                                362         276
- ----------------------------------------------------------------------------
Total current liabilities                               2,739       1,762
- ----------------------------------------------------------------------------
Long-term debt, excluding current portion               4,253       4,704
- ----------------------------------------------------------------------------
Other long-term liabilities                             1,249       1,203
- ----------------------------------------------------------------------------
Deferred income tax liabilities                         1,163       1,147
- ----------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,338,000 and 91,308,000
   shares issued                                           73          73
 Additional paid-in capital                             1,272       1,267
 Retained earnings                                      2,190       2,227
 Long-term incentive plan deferred compensation           (18)        (24)
 Other                                                    (29)        (24)
- ----------------------------------------------------------------------------
Total shareholders' equity                              3,488       3,519
- ----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 12,892     $12,335
============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
JUNE 30, 1996


1. PRINCIPLES OF PRESENTATION. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. During the 1996 first quarter, the Corporation reclassified stumpage costs from cost of sales to depreciation and cost of timber harvested in its statements of income. In addition, these amounts were reclassified from investing activities to operating activities in the Corporation's statements of cash flows. The impact of this reclassification was $26 million in the 1996 second quarter and $41 million in the 1995 second quarter.


2. INCOME (LOSS) PER SHARE. Income (loss) per share is computed based on net income (loss) and the weighted average number of common shares outstanding, net of restricted shares. The effects of assuming issuance of common shares under long-term incentive, stock option and stock purchase plans were either insignificant or antidilutive.

3. EXTRAORDINARY ITEM. The Corporation called for redemption approximately $150 million of its outstanding debt during the 1996 second quarter. As a result, an after-tax extraordinary loss of $5 million (5 cents per share) was recognized.


4. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                                Six months
                                               ended June 30
                                               --------------
     (Millions)                                1996     1995
     --------------------------------------------------------

     Total interest costs                     $ 234    $ 216
     Interest capitalized                       (18)     (11)
     --------------------------------------------------------
     Interest expense                         $ 216    $ 205
     ========================================================
     Interest paid                            $ 236    $ 218
     ========================================================
     Income taxes paid, net of refunds        $ 124    $ 350
     ========================================================

5. INVENTORY VALUATION. Inventories include costs of materials, labor and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

                                      June 30,   December 31,
     (Millions)                          1996       1995
     --------------------------------------------------------
     Raw materials                    $   379     $  526
     Finished goods                       985        896
     Supplies                             294        283
     LIFO reserve                        (238)      (259)
     --------------------------------------------------------
     Total inventories                $ 1,420     $1,446
     ========================================================



6. PROVISION FOR INCOME TAXES. The actual effective tax rate was 60 percent for the three months ended June 30, 1996, and 39 percent for the three months ended June 30, 1995. The actual effective tax rate was 48 percent for the six months ended June 30, 1996, and 40 percent for the six months ended June 30, 1995. The actual effective tax rate for each period was different than the federal statutory rate primarily because of nondeductible goodwill amortization expense.


7. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

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

     The Corporation has received and responded to three comprehensive information requests from the Environmental Protection Agency (EPA) concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium-density fiberboard, plywood and particleboard. On August 5, 1994, the EPA issued a Notice of Violation (NOV) of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1980. On July 18, 1996, the Corporation reached a settlement with the U.S. Department of Justice and EPA fully resolving the allegations contained in the NOV and all other potential Clean Air Act claims relating to equipment changes at 41 of its building product manufacturing plants which were identified in its responses to the EPA's information requests. The Corporation has agreed to install additional emissions control equipment at an estimated cost of $22 million at 11 of its plywood facilities and at one oriented strand board manufacturing plant, pay a civil penalty of $6 million, and provide $4.25 million for environmental improvement projects.

     Approximately 9,200 plaintiffs have filed lawsuits in several state courts in Mississippi based on the alleged discharge of dioxin into the Leaf River by a pulp mill owned by a subsidiary of the Corporation. These suits allege a variety of torts including nuisance, trespass and infliction of emotional distress based on fear of future illness.

     In January 1992, in the Ferguson case, a jury awarded two plaintiffs a
                             --------
     total of $200,000 in compensatory damages for nuisance and emotional distress and $3,000,000 in punitive damages. The Corporation appealed this verdict. On October 19, 1995, the Mississippi Supreme Court reversed the verdict in Ferguson and rendered judgment for the Corporation. The Court
                --------
     ruled that a claim for emotional distress based on fear of future illness had to be supported by proof of exposure to the chemicals at issue and that the plaintiffs had failed to provide such proof. Moreover, the Court held that plaintiffs had produced no evidence that the Corporation created a nuisance with respect to the plaintiffs' properties. Finally, the Court ruled that the plaintiffs failed to show that the defendants' conduct constituted intentional, willful, wanton or grossly negligent behavior.

     Based on the Mississippi Supreme Court's opinion in Ferguson, the
                                                         --------
     Corporation has moved for summary judgment in virtually all dioxin cases in which it is a defendant. On April 12, 1996, the Corporation's motions for summary judgment in approximately 170 dioxin cases involving approximately 3,702 plaintiffs were granted. The dismissal of these cases was not appealed. The Corporation's summary judgment motion in another case involving 35 plaintiffs was granted in June. These 35 plaintiffs have filed a notice of appeal. On July 29, 1996, summary judgment was granted in cases involving approximately 5,400 plaintiffs. To date, no notice of appeal has been filed by these plaintiffs, although the time period in which such a notice of appeal could be filed has not expired.

     As a result, at the present time only eight suits involving 24 plaintiffs that include a variety of allegations regarding dioxin exposure from the Leaf River Mill remain pending. The Corporation intends to file summary judgment motions in these cases based on the Ferguson decision.
                                                  --------

     In addition, two appeals are pending in the Mississippi Supreme Court. In the Simmons case, in 1990, a jury awarded one plaintiff $40,000 in
         -------
     compensatory damages and $1,000,000 in punitive damages. The Corporation has appealed this judgment. In 1993, in the Beech/Williams case, a jury
                                                  --------------
     verdict was rendered in favor of the Corporation. The plaintiffs have appealed this verdict. No decision has been issued on either of the Simmons or Beech/Williams appeals.
     -------    --------------

     On April 8, 1996, the United States District Court for the Northern District of Mississippi granted a declaratory judgment to several subsidiaries of the Corporation against certain insurance carriers, holding that these insurers are obligated to reimburse such subsidiaries against costs incurred to defend against allegations of trespass, nuisance and emotional distress related to the alleged discharge of dioxin from the Leaf River mill and to indemnify such subsidiaries in the event they are found liable for damages as a result of such alleged discharges. It is anticipated that the insurance companies will appeal this judgment.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 48,000 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

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

     The Corporation is defending an action filed in state court in Mobile, Alabama (Bettner, et al. v. Georgia-Pacific Corporation) that seeks to
              ----------------------------------------------
     certify a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 3, 1996, the court entered an order of conditional certification, which divided the "class" into two conditionally certified subclasses. The two subclasses distinguish between the hardboard siding manufactured at the Corporation's Catawba, South Carolina plant and the hardboard siding formerly manufactured at the Corporation's Jarratt, Virginia plant. The plaintiffs allege that the hardboard siding manufactured and distributed by the Corporation was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates. The plaintiffs also dispute the validity and availability of the warranty issued with the product. The plaintiffs seek unspecified compensatory and punitive damages, declaratory relief regarding the availability of warranties, restitution and injunctive relief. A second Alabama action containing similar allegations, originally filed in Choctaw County, Alabama (Henderson, et al. v. Georgia-Pacific Corporation)
                              ------------------------------------------------
     has been consolidated before the Mobile court hearing the Bettner action.
                                                               -------

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


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                           Second Quarter
per share, in millions)          First            --------------
                                 Quarter      Quarter        Year-to-date
- --------------------------------------------------------------------------------
1996
NET SALES
Building products              $1,570  52%    $1,896  57%    $3,466  55%
Pulp and paper                  1,468  48      1,411  43     $2,879  45
Other operations                   11   -         12   -     $   23   -
- --------------------------------------------------------------------------------
Total net sales                $3,049 100%    $3,319 100%    $6,368 100%
===============================================================================
OPERATING PROFITS
Building products              $   67  28%    $  175  70%    $  242  50%
Pulp and paper                    174  72         73  30        247  50
Other operations                    2   -          3   -          5   -
- --------------------------------------------------------------------------------
Total operating profits           243 100%       251 100%       494 100%
                                      ===            ===            ===
General corporate expense         (41)           (38)           (79)
Interest expense                 (107)          (109)          (216)
Cost of accounts receivable
 sale program                      (5)            (5)           (10)
Other expense                       -            (74)           (74)
Provision for income taxes        (40)           (15)           (55)
- --------------------------------------------------------------------------------
Income before
 extraordinary item            $   50         $   10         $   60
Extraordinary item,
 net of taxes                       -             (5)            (5)
- --------------------------------------------------------------------------------
Net income                     $   50         $    5         $   55
===============================================================================
Per common share:
 Income before
  extraordinary item           $  .55         $     .11      $     .66
 Extraordinary item,
  net of taxes                   -                 (.05)          (.05)
- --------------------------------------------------------------------------------
 Net income                    $  .55         $     .06      $     .61
===============================================================================





SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
- --------------------------------------------------------------------------------
1996
NET SALES
Building products
Pulp and paper
Other operations
- --------------------------------------------------------------------------------
Total net sales
===============================================================================
OPERATING PROFITS
Building products
Pulp and paper
Other operations
- --------------------------------------------------------------------------------
Total operating
 profits

General corporate
 expense
Interest expense
Cost of accounts
 receivable sale
 program

Provision for
 income taxes
- --------------------------------------------------------------------------------
Net income
===============================================================================
Per common share:
 Net income
===============================================================================


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                            Second Quarter
per share, in millions)          First             --------------
                                 Quarter       Quarter       Year-to-date
- --------------------------------------------------------------------------------
1995
NET SALES
Building products              $1,800  52%    $1,860  50%    $3,660  51%
Pulp and paper                  1,665  48      1,829  50      3,494  49
Other operations                   12   -         11   -         23   -
- --------------------------------------------------------------------------------
Total net sales                $3,477 100%    $3,700 100%    $7,177 100%
===============================================================================
OPERATING PROFITS
Building products              $  197  35%    $  143  24%    $  340  29%
Pulp and paper                    368  65        457  76        825  70
Other operations                    5   -          4   -          9   1
- --------------------------------------------------------------------------------
Total operating profits           570 100%       604 100%     1,174 100%
                                      ===            ===            ===
General corporate expense         (62)           (55)          (117)
Interest expense                 (105)          (100)          (205)
Cost of accounts receivable
 sale program                     (11)           (12)           (23)
Provision for income taxes       (160)          (172)          (332)
- --------------------------------------------------------------------------------
Net income                     $  232         $  265         $  497
===============================================================================
Per common share:
 Net income                    $  2.59        $  2.95        $  5.54
===============================================================================





SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries



(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date    Quarter       Year-to-date
- --------------------------------------------------------------------------------
1995
NET SALES
Building products   $ 1,901   51%  $ 5,561   51%  $ 1,738   51%  $ 7,299   51%
Pulp and paper        1,789   49     5,283   49     1,660   49     6,943   49
Other operations         15    -        38    -        12    -        50    -
- --------------------------------------------------------------------------------
Total net sales     $ 3,705  100%  $10,882  100%  $ 3,410  100%  $14,292  100%
===============================================================================
OPERATING PROFITS
Building products   $   221   31%  $   561   30%  $   108   26%  $   669   29%
Pulp and paper          478   68     1,303   69       308   75     1,611   71
Other operations          4    1        13    1        (3)  (1)       10    -
- --------------------------------------------------------------------------------
Total operating
 profits                703  100%    1,877  100%      413  100%    2,290  100%
                             ===            ===            ===            ===
General corporate
 expense                (61)          (178)            17           (161)
Interest expense        (94)          (299)           (96)          (395)
Cost of accounts
 receivable sale
 program                 (8)           (31)            (6)           (37)

Provision for
 income taxes          (216)          (548)          (131)          (679)
- --------------------------------------------------------------------------------
Net income          $   324        $   821        $   197        $ 1,018
===============================================================================
Per common share:
 Net income         $   3.57       $   9.12       $   2.17       $  11.29
===============================================================================








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH 1995

The Corporation reported consolidated net sales of $3.3 billion and net income of $5 million (6 cents per share) for the three months ended June 30, 1996, compared with net sales of $3.7 billion and net income of $265 million ($2.95 per share) in 1995. The 1996 results include a $74 million pretax (after-tax 50 cents per share) charge to earnings related to the Corporation's voluntary early retirement program and an extraordinary, after-tax loss of $5 million (5 cents per share) for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.9 billion and operating profits of $175 million for the three months ended June 30, 1996, compared with net sales of $1.9 billion and operating profits of $143 million in 1995. Return on sales was 9.2 percent in the 1996 second quarter compared with
7.7 percent in the 1995 second quarter. Higher profits for this segment in the 1996 quarter were primarily attributable to 12 percent higher lumber prices, increased production of gypsum and oriented strand board and a 10 percent decline in the cost of outside-purchased logs. These items more than offset a 13 percent decline in structural panel prices.

As previously reported, the Corporation has undertaken a project to change and improve certain selling, administrative and logistical processes of its building products distribution division. In addition to capital expenditures, the Corporation incurred expenses of approximately $70 million during 1995 and $17 million during the first quarter of 1996 related to the project. During the second quarter of 1996, the Corporation recorded additional expenses of $35 million. Future expenses for this project could be material to the Corporation's building products segment results in any given quarter. Capital expenditures are primarily related to the acquisition and construction of new facilities and systems and are projected to be approximately $400 million, excluding proceeds from facility sales. Approximately $285 million of that amount has already been invested. The Corporation expects to substantially complete the project by the end of 1996.

The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $73 million for the three months ended June 30, 1996, compared with net sales of $1.8 billion and operating profits of $457 million in 1995. Return on sales declined to 5 percent in the 1996 second quarter, compared with 25 percent in 1995, primarily as a result of lower prices for most of the Corporation's pulp and paper products. Compared with the 1995 second quarter, prices were 50 percent lower for market pulp, 40 percent lower for containerboard and 30 percent lower for communications papers. Tissue prices improved approximately 10 percent.

In May 1996, the Corporation announced that it had set a goal of improving its annual pretax earnings by approximately $400 million through a three-year effort to reduce overhead costs and improve efficiencies throughout the Corporation.
As part of its effort to achieve its $400 million goal, the Corporation plans to substantially reduce administrative and overhead costs during the remainder of 1996 and in 1997. The Corporation expects to achieve much of the cost reduction by eliminating work and the related salaried positions (including, but not limited to, positions eliminated as a result of the early retirement program discussed below). The Corporation also expects to realize significant efficiencies and cost savings from substantial investments it is making to re-engineer its building products distribution division, install new information systems and reduce operating costs.

As part of its three-year effort to reduce overhead and improve efficiencies, the Corporation announced a voluntary early retirement program effective May 20, 1996, to July 8, 1996, for certain salaried employees who were at least 55 years old and had 10 years of service or who had reached age 65. Approximately 950 employees elected to take early retirement effective August 30, 1996. Second quarter 1996 results include a $74 million pretax charge for the estimated costs of enhanced pension benefits and continued health care benefits offered under the voluntary early retirement program. This charge is reported as "Other expense" in the ``Sales and Operating Profits by Industry Segment'' table (included in PART I - ITEM 1. hereto). The Corporation's Salaried Employee's Retirement Plan will fund the enhanced pension benefits when the benefit obligations are settled during the 1996 third and fourth quarters. In accordance with the provisions of Financial Accounting Standard Number 87, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits," the Corporation expects to record a gain on the settlement of these pension obligations during the third quarter. The Corporation also expects to record severance costs as it identifies additional salaried positions to be eliminated in 1996 and 1997.

General corporate expense decreased to $38 million for the three months ended June 30, 1996, compared with $55 million in 1995. The majority of the decrease is attributable to lower expenses for both the Corporation's stock compensation plans and its cash incentive compensation program.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH 1995

The Corporation reported consolidated net sales of $6.4 billion and net income of $55 million (61 cents per share) for the six months ended June 30, 1996, compared with net sales of $7.2 billion and net income of $497 million ($5.54 per share) in 1995. The 1996 results include a $74 million pretax (after-tax 50 cents per share) charge to earnings related to the Corporation's voluntary early retirement program and an extraordinary, after-tax loss of $5 million (5 cents per share) for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $3.5 billion and operating profits of $242 million for the six months ended June 30, 1996, compared with net sales of $3.7 billion and operating profits of $340 million in 1995. Return on sales decreased to 7.0 percent from 9.3 percent a year ago. A 10 percent decline in the cost of outside-purchased logs was more than offset by approximately 15 percent lower prices for plywood and increased expenses related to the Corporation's distribution division project (discussed above), resulting in lower operating profits in the 1996 period.

The Corporation's pulp and paper segment reported net sales of $2.9 billion and operating profits of $247 million for the six-month period ended June 30, 1996, compared with net sales of $3.5 billion and operating profits of $825 million in 1995. Return on sales declined to 8.6 percent in the first half of 1996, compared with 23.6 percent in 1995, primarily as a result of lower prices for most of the Corporation's pulp and paper products. Compared with the first half of 1995, prices were 40 percent lower for market pulp, 30 percent lower for containerboard and 20 percent lower for communications papers. Tissue prices improved approximately 12 percent.

General corporate expense was $79 million for the six months ended June 30, 1996, compared with $117 million in 1995. The majority of the decrease is attributable to lower expenses for both the Corporation's stock compensation plans and its cash incentive compensation program.


LIQUIDITY AND CAPITAL RESOURCES
Operating Activities. The Corporation generated cash from operations of $572 million during the first six months of 1996, compared with $531 million in the first half of 1995. Cash used for working capital in the first six months of 1995 (which included a $200 million reduction in the accounts receivable sale program) was $502 million higher than in the first half of 1996. Excluding changes in working capital, cash provided by operations in the first six months of 1996 was 45 percent below the comparable 1995 level. This decline is primarily attributable to lower pulp and paper prices.

Investing Activities. Capital expenditures for the six months ended June 30, 1996, were $692 million, which included $278 million in the pulp and paper segment, $309 million in the building products segment, $40 million for timber and timberlands and $65 million of other and general corporate. The Corporation expects to invest approximately $1.3 billion in 1996.

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

On August 6, 1996, the Corporation announced that it had reached an agreement to sell these facilities to Lafarge Corporation. The Corporation expects to complete the sale, for approximately $60 million, during the 1996 third quarter.

Financing Activities. The Corporation's total debt, including $350 million under the accounts receivable sale program, was $6.1 billion at June 30, 1996, compared with $5.6 billion at December 31, 1995. Most of the $500 million increase is attributable to the acquisition of Domtar's gypsum business for $350 million in the second quarter of 1996 and an excess of capital expenditures over cash provided by operations.

At June 30, 1996, the Corporation had outstanding borrowings of $628 million under certain industrial revenue bonds. Approximately $48 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheet. Restricted cash used for capital expenditures is shown as a source of cash in the investment activities section of the statement of cash flows.

On April 1, 1996, the Corporation redeemed $150 million of its 9.25% Debentures Due March 15, 2016. The Corporation recorded an after-tax extraordinary loss of approximately $5 million (5 cents per share) related to this redemption during the second quarter.

The Corporation has a $1.5 billion unsecured revolving credit facility that is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of June 30, 1996, $554 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

At June 30, 1996, the Corporation's weighted average interest rate on its total debt was 7.6% including the accounts receivable sale program and outstanding interest rate exchange agreements. At June 30, 1996, these interest rate exchange agreements effectively converted $496 million of floating rate obligations with a weighted average interest rate of 5.3% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 2.6 years. As of June 30, 1996, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.64 billion.

As of June 30, 1996, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

In 1996, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

Other. Except for the historical information contained herein, the foregoing statements are forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. Among the key factors that could cause actual results to differ materially are the following: changes in present business conditions, the ability of the Corporation's managers to eliminate many functions and associated positions that currently are a part of the Corporation's overhead costs and the realization of projected savings from numerous investments in systems, operations and cost reduction programs.

For a discussion of commitments and contingencies refer to Note 7 of the Notes to Financial Statements.




                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 June 30, 1996

ITEM 1.   LEGAL PROCEEDINGS

          The information contained in Note 7 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of shareholders of the Corporation was held on May 7, 1996. At the annual meeting, four directors were elected. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the related proxy statement, and all of such nominees were elected. The results of shareholder voting are as follows:


          ELECTION OF DIRECTORS:

                                      For        Withheld

          Robert C. Carswell          76,663,659 1,201,228
          Alston D. Correll           77,226,722   638,165
          T. Marshall Hahn, Jr.       77,212,883   652,004
          Francis Jungers             77,270,495   584,392

ITEM 6.   (a)  Exhibits

               Exhibit 11     Statements of Computation of Per Share Earnings

               Exhibit 27     Financial Data Schedule


          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1996.









                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1996             GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




                                   by /s/John F. McGovern
                                   --------------------------------
                                   John F. McGovern,
                                   Executive Vice President-
                                   Finance and Chief
                                   Financial Officer


                                   by /s/James E. Terrell
                                   -------------------------------
                                   James E. Terrell,
                                   Vice President and Controller
                                   (Chief Accounting Officer)





























                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1996


Number         Description
- ------         -----------

11       Statements of Computation of Per Share Earnings. (1)

27       Financial Data Schedule. (1)


- -------------------------------
(1)  Filed by EDGAR