Form 10-Q
period 1996-09-30
GEORGIA PACIFIC CORP
filed 1996-11-08
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

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
                                        -------        --------

As of the close of business on November 5, 1996, Georgia-Pacific Corporation had 91,384,396 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                        Three months          Nine months
                                     ended September 30,  ended September 30,
                                     -------------------  ------------------

(Millions, except per share amounts)   1996      1995      1996      1995
----------------------------------------------------------------------------
Net sales                              $3,446    $3,705    $9,814    $10,882
----------------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                          2,635     2,477     7,418     7,450
 Selling, general and
   administrative                         352       357     1,072     1,070
 Depreciation and cost of timber
   harvested                              247       237       707       694
 Interest                                 115        94       331       299
 Other income                              78         -         4         -
----------------------------------------------------------------------------
Total costs and expenses                3,271     3,165     9,524     9,513
----------------------------------------------------------------------------
Income before income taxes
 and extraordinary item                   175       540       290     1,369
Provision for income taxes                 76       216       131       548
---------------------------------------------------------------------------
Income before extraordinary item           99       324       159       821
Extraordinary item - loss from early
 retirement of debt, net of taxes           -         -        (5)        -
---------------------------------------------------------------------------
Net income                             $   99    $  324    $  154    $  821
===========================================================================
Per share:
 Income before extraordinary item      $ 1.09    $ 3.57    $   1.75  $ 9.12
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -         -        (.05)      -
---------------------------------------------------------------------------
Net income                             $ 1.09    $ 3.57    $   1.70  $ 9.12
===========================================================================
Average number of shares outstanding    90.6      90.7      90.5      90.0
===========================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                         Nine months
                                                     ended September 30,
                                                  -----------------------
(Millions)                                            1996         1995
-------------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                           $ 154     $ 821
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          574       526
   Cost of timber harvested                              133       168
   Other income                                          (41)        -
   Deferred income tax (benefit) provision                23       (13)
   Amortization of goodwill                               45        44
   Stock compensation programs                            29        43
   Gain on sales of assets                               (24)       (7)
   (Increase) in receivables                             (27)     (191)
   (Decrease) in accounts receivable sale program          -      (200)
   (Increase) decrease in inventories                     41      (187)
   Change in other working capital                        62        70
   Increase in taxes payable                              39        49
   Change in other assets and other
     long-term liabilities                                26        64
-------------------------------------------------------------------------
Cash provided by operations                            1,034     1,187
-------------------------------------------------------------------------
Cash provided by (used for) investment activities
  Capital expenditures
   Property, plant and equipment                        (871)     (827)
   Timber and timberlands                                (92)     (188)
-------------------------------------------------------------------------
  Total capital expenditures                            (963)   (1,015)
  Acquisition                                           (363)        -
  (Increase) decrease in cash restricted
   for capital expenditures                               78       (24)
  Proceeds from sales of assets                          113        25
  Other                                                   (7)        -
-------------------------------------------------------------------------
Cash (used for) investment activities                 (1,142)   (1,014)
-------------------------------------------------------------------------
Cash provided by (used for) financing activities
  Proceeds from option plan exercises                      2        26
  Repayments of long-term debt                          (161)     (223)
  Additions to long-term debt                             24       561
  Fees paid to issue debt                                 (1)       (6)
  Increase (decrease) in bank overdrafts                 (25)       12
  Increase (decrease) in commercial paper and
   other short-term notes                                405       (93)
  Cash dividends paid                                   (137)     (128)
-------------------------------------------------------------------------
Cash provided by financing activities                    107       149
-------------------------------------------------------------------------
Increase (decrease) in cash                               (1)      322
  Balance at beginning of period                          11        53
-------------------------------------------------------------------------
  Balance at end of period                             $  10     $ 375
========================================================================


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                   September 30,December 31,
(Millions, except shares and per share amounts)        1996         1995
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $     10     $    11
  Receivables, less allowances of $27 and $25           1,021         949
  Inventories                                           1,423       1,446
  Deferred income taxes                                   123         123
  Other current assets                                     65          66
-------------------------------------------------------------------------
Total current assets                                    2,642       2,595
-------------------------------------------------------------------------
Timber and timberlands                                  1,328       1,374
-------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    13,779      12,576
  Accumulated depreciation                             (7,188)     (6,563)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,591       6,013
-------------------------------------------------------------------------
Goodwill                                                1,670       1,714
-------------------------------------------------------------------------
Other assets                                              642         639
-------------------------------------------------------------------------
Total assets                                         $ 12,873     $12,335
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    182     $   201
 Commercial paper and other short-term notes              726         321
 Current portion of long-term debt                        310          15
 Accounts payable                                         657         644
 Accrued compensation                                     195         218
 Accrued interest                                         104          87
 Other current liabilities                                404         276
-------------------------------------------------------------------------
Total current liabilities                               2,578       1,762
-------------------------------------------------------------------------
Long-term debt, excluding current portion               4,274       4,704
-------------------------------------------------------------------------
Other long-term liabilities                             1,296       1,203
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,173       1,147
-------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,338,000 and 91,308,000
   shares issued                                           73          73
 Additional paid-in capital                             1,282       1,267
 Retained earnings                                      2,244       2,227
 Long-term incentive plan deferred compensation           (16)        (24)
 Other                                                    (31)        (24)
-------------------------------------------------------------------------
Total shareholders' equity                              3,552       3,519
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 12,873     $12,335
===========================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
SEPTEMBER 30, 1996


1. PRINCIPLES OF PRESENTATION. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Note 3 below. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. During the 1996 first quarter, the Corporation reclassified stumpage costs from cost of sales to depreciation and cost of timber harvested in its statements of income. In addition, these amounts were reclassified from investing activities to operating activities in the Corporation's statements of cash flows. The impact of this reclassification was $22 million in the 1996 third quarter and $43 million in the 1995 third quarter.

2. INCOME (LOSS) PER SHARE. Income (loss) per share is computed based on net income (loss) and the weighted average number of common shares outstanding, net of restricted shares. The effects of assuming issuance of common shares under long-term incentive, stock option, and stock purchase plans were either insignificant or antidilutive.

3. OTHER INCOME. In the 1996 third quarter, the Corporation recorded other pretax income of $78 million. The sale of two gypsum wallboard production facilities generated a pretax gain of $41 million. The remaining gain of $37 million primarily related to settlement of pension obligations from the implementation of the company's voluntary early retirement program. The 1996 second quarter earnings reflect other pretax expense of $74 million for the estimated costs of enhanced pension benefits and continued health care benefits offered under the voluntary early retirement program.

4. EXTRAORDINARY ITEM. The Corporation redeemed approximately $150 million of its outstanding debt during the 1996 second quarter. As a result, an after-tax extraordinary loss of $5 million (5 cents per share) was recognized.

5. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                                Nine months
                                             ended September 30
                                          ------------------------
     (Millions)                               1996     1995
     ---------------------------------------------------------------

     Total interest costs                     $ 354    $ 322
     Interest capitalized                       (23)     (23)
     ---------------------------------------------------------------
     Interest expense                         $ 331    $ 299
     ================================================================
     Interest paid                            $ 334    $ 307
     ================================================================
     Income taxes paid, net of refunds        $  63    $ 511
     ================================================================


6. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

                                    September 30,   December 31,
     (Millions)                        1996            1995
     --------------------------------------------------------------
     Raw materials                    $   358      $  526
     Finished goods                     1,005         896
     Supplies                             293         283
     LIFO reserve                        (233)       (259)
     --------------------------------------------------------------
     Total inventories                $ 1,423      $1,446
     ==============================================================




7. PROVISION FOR INCOME TAXES. The effective tax rate was 43 percent for the three months ended September 30, 1996, and 40 percent for the three months ended September 30, 1995. The effective tax rate was 45 percent for the nine months ended September 30, 1996, and 40 percent for the nine months ended September 30, 1995. The effective tax rate for each period was different than the statutory rates primarily because of nondeductible goodwill amortization expense.


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

     The Corporation is involved in environmental remediation activities at approximately 200 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws, or which the Corporation has identified for remediation. Of the known sites in which it is involved, the Corporation estimates that approximately 40 percent are being investigated, approximately 50 percent are being remediated, and approximately 10 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation, and monitoring of many of these sites cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $75 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on such parties' financial condition and probable contribution on a per site basis.

     The Corporation has received and responded to three comprehensive information requests from the Environmental Protection Agency (EPA) concerning air emissions at approximately 30 of the Corporation's facilities which manufacture oriented strand board, medium-density fiberboard, plywood, and particleboard. On August 5, 1994, the EPA issued a Notice of Violation (NOV) of certain requirements of the Clean Air Act at these facilities relating to, among other things, alleged emissions of volatile organic compounds from sources constructed or modified since 1980. On July 18, 1996, the Corporation reached a settlement with the U.S. Department of Justice and EPA fully resolving the allegations contained in the NOV and all other potential Clean Air Act claims relating to equipment changes at 41 of its building product manufacturing plants, which were identified in its responses to the EPA's information requests. The Corporation has agreed to install additional emissions control equipment at an estimated cost of $22 million at 11 of its plywood facilities and at one oriented strand board manufacturing plant, pay a civil penalty of $6 million, and provide $4.25 million for environmental improvement projects. A Consent Decree embodying this settlement has been filed with the Federal District Court in Atlanta for approval.

     Between 1989 and 1993, approximately 9,200 plaintiffs filed lawsuits in several state courts in Mississippi based on the alleged discharge of dioxin into the Leaf River by a pulp mill owned by a subsidiary of the Corporation. These suits alleged a variety of torts including nuisance, trespass, and infliction of emotional distress based on fear of future illness.

     On October 19, 1995, the Mississippi Supreme Court reversed an adverse verdict in one of these cases, the Ferguson case, and rendered judgment in
                                        --------
     favor of the Corporation. The Court ruled that a claim for emotional distress based on fear of future illness had to be supported by proof of exposure to the chemicals at issue and that the plaintiffs had failed to provide such proof. Moreover, the Court held that plaintiffs had produced no evidence that the Corporation created a nuisance with respect to the plaintiffs' properties. Finally, the Court ruled that the plaintiffs failed to show that the defendants' conduct constituted intentional, willful, wanton, or grossly negligent behavior.

     Based on the Mississippi Supreme Court's opinion in Ferguson, the
                                                         --------
     Corporation has moved for and been granted summary judgment against virtually all dioxin plaintiffs. Of these plaintiffs, approximately 600 have filed a notice of appeal to the Mississippi Supreme Court. In addition, two appeals of earlier dioxin cases remain pending in the Mississippi Supreme Court. In the Simmons case, in 1990, a jury awarded one
                                       -------
     plaintiff $40,000 in compensatory damages and $1,000,000 in punitive damages; the Corporation appealed that verdict. In 1993, in the Beech/Williams case, a jury verdict was rendered in favor of the
     --------------
     Corporation. The plaintiffs have appealed this verdict. No decision has been issued on either of the Simmons or Beech/Williams appeals.
                                  -------    --------------

     At the present time, only eight suits involving 24 plaintiffs alleging dioxin exposure from the Leaf River Mill remain pending in trial courts. The Corporation intends to file summary judgment motions in these cases based on the Ferguson decision. In light of the Ferguson opinion and recent
                  --------                           --------
     disposition of the overwhelming majority of these cases, the Corporation believes the Mississippi dioxin litigation no longer represents a material contingency.

     On April 8, 1996, the United States District Court for the Northern District of Mississippi granted a declaratory judgment to several subsidiaries of the Corporation against certain of its insurance carriers, holding that these insurers are obligated to reimburse such subsidiaries for costs incurred to defend against allegations of trespass, nuisance, and emotional distress related to the alleged discharge of dioxin from the Leaf River mill and to indemnify such subsidiaries in the event they are found liable for damages as a result of such alleged discharges.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation currently is defending claims of approximately 52,000 such plaintiffs and anticipates that additional suits or claims will be filed against it over the next several years. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. Its defense costs and amounts paid in settlement to date have been substantially covered by product liability insurance, and it has insurance available in amounts which it believes are adequate to cover substantially all of the reasonably foreseeable defense costs, damages, and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for suits and claims that may be filed against the Corporation in the future, but there can be no assurance that the amounts of such insurance will ultimately be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims. It also has recorded a receivable for expected insurance recoveries with respect to such pending suits and claims.

     The Corporation is defending an action filed in state court in Mobile, Alabama (Bettner, et al. v. Georgia-Pacific Corporation) that seeks to
              ----------------------------------------------
     certify a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 3, 1996, the court entered an order of conditional certification, which divided the "class" into two conditionally certified subclasses. The two subclasses distinguish between the hardboard siding manufactured at the Corporation's Catawba, South Carolina plant and the hardboard siding formerly manufactured at the Corporation's Jarratt, Virginia plant. The plaintiffs allege that the hardboard siding manufactured and distributed by the Corporation was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates. The plaintiffs also dispute the validity and availability of the warranty issued with the product. The plaintiffs seek unspecified compensatory and punitive damages, declaratory relief regarding the availability of warranties, restitution, and injunctive relief. A second Alabama action containing similar allegations, originally filed in Choctaw County, Alabama (Henderson, et al. v. Georgia-Pacific Corporation)
                              ------------------------------------------------
     has been dismissed without prejudice, however the Henderson class members
                                                       ---------
     are now members of the alleged Bettner class in the Mobile court.
                                    -------

     On March 27, 1996, a third action was filed against the Corporation and a codefendant, a mobile home manufacturer. The action (Rackley et al. v. G-P
                                                          ---------------------
     et al.), filed in the Superior Court of Bryan County, Georgia, seeks to
     -----
     certify a class of individuals whose mobile homes were sided with the Corporation's hardboard siding product. The complaint alleges that the hardboard siding was defectively designed and manufactured. The plaintiffs seek damages in excess of $10,000 for each purported class member. It is unclear at the present time whether this action pertains to both the Corporation's Catawba and Jarratt products.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year, but will not have a material adverse effect on the long-term results of operations, liquidity, or consolidated financial position of the Corporation.


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First          -------------------------
                                 Quarter        Quarter      Year-to-date
-------------------------------------------------------------------------
1996
NET SALES
Building products              $1,570  52%    $1,896  57%    $3,466  55%
Pulp and paper                  1,468  48      1,411  43      2,879  45
Other operations                   11   -         12   -         23   -
------------------------------------------------------------------------
Total net sales                $3,049 100%    $3,319 100%    $6,368 100%
========================================================================
OPERATING PROFITS
Building products              $   67  28%    $  175  99%    $  242  58%
Pulp and paper                    174  72         73  41        247  59
Other operations                    2   -          3   1          5   -
Other expense                       -   -        (74)(41)       (74)(17)
------------------------------------------------------------------------
Total operating profits           243 100%       177 100%       420 100%
                                      ===            ===            ===
General corporate expense         (41)           (38)           (79)
Interest expense                 (107)          (109)          (216)
Cost of accounts receivable
 sale program                      (5)            (5)           (10)
Provision for income taxes        (40)           (15)           (55)
------------------------------------------------------------------------
Income before
 extraordinary item            $   50         $   10         $   60
Extraordinary item,
 net of taxes                       -             (5)            (5)
------------------------------------------------------------------------
Net income                     $   50         $    5         $   55
========================================================================
Per common share:
 Income before
  extraordinary item           $  .55         $     .11      $     .66
 Extraordinary item,
  net of taxes                   -                 (.05)          (.05)
------------------------------------------------------------------------
 Net income                    $  .55         $     .06      $     .61
========================================================================





SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,          Third Quarter                 Fourth Quarter
except per share     ------------------------     -----------------------
 in millions)        Quarter     Year-to-date      Quarter     Year-to-date
---------------------------------------------------------------------------
1996
NET SALES
Building products   $ 2,040   59%  $ 5,506   56%
Pulp and paper        1,396   41     4,275   44
Other operations         10    -        33    -
--------------------------------------------------------------------------
Total net sales     $ 3,446  100%   $9,814  100%
==========================================================================
OPERATING PROFITS
Building products   $   182   52%  $   424   55%
Pulp and paper           84   24       331   43
Other operations          4    1         9    1
Other income             78   23         4    1
-------------------------------------------------------------------------
Total operating
 profits            $   348  100%  $   768  100%

General corporate
 expense                (53)          (132)
Interest expense       (115)          (331)
Cost of accounts
 receivable sale
 program                 (5)           (15)
Provision for
 income taxes           (76)          (131)
-------------------------------------------------------------------------
Income before
  extraordinary item     99            159
Extraordinary item,
  net of taxes            -             (5)
-------------------------------------------------------------------------
Net income           $   99        $    154
=========================================================================
Per common share:
Income before
  extraordinary
  item               $  1.09        $  1.75
Extraordinary item,
   net of taxes           -            (.05)
-------------------------------------------------------------------------
Net income           $  1.09        $  1.70
=========================================================================



SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First          -------------------------
                                 Quarter        Quarter      Year-to-date
-------------------------------------------------------------------------
1995
NET SALES
Building products              $1,800  52%    $1,860  50%    $3,660  51%
Pulp and paper                  1,665  48      1,829  50      3,494  49
Other operations                   12   -         11   -         23   -
-------------------------------------------------------------------------
Total net sales                $3,477 100%    $3,700 100%    $7,177 100%
=========================================================================
OPERATING PROFITS
Building products              $  197  35%    $  143  24%    $  340  29%
Pulp and paper                    368  65        457  76        825  70
Other operations                    5   -          4   -          9   1
------------------------------------------------------------------------
Total operating profits           570 100%       604 100%     1,174 100%
                                      ===            ===            ===
General corporate expense         (62)           (55)          (117)
Interest expense                 (105)          (100)          (205)
Cost of accounts receivable
 sale program                     (11)           (12)           (23)
Provision for income taxes       (160)          (172)          (332)
------------------------------------------------------------------------
Net income                     $  232         $  265         $  497
========================================================================
Per common share:
 Net income                    $  2.59        $  2.95        $  5.54
========================================================================





SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries



(Dollar amounts,            Third Quarter                 Fourth Quarter
except per share       ------------------------      -------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
------------------------------------------------------------------------------
1995
NET SALES
Building products   $ 1,901   51%  $ 5,561   51%  $ 1,738   51%  $ 7,299   51%
Pulp and paper        1,789   49     5,283   49     1,660   49     6,943   49
Other operations         15    -        38    -        12    -        50    -
------------------------------------------------------------------------------
Total net sales     $ 3,705  100%  $10,882  100%  $ 3,410  100%  $14,292  100%
==============================================================================
OPERATING PROFITS
Building products   $   221   31%  $   561   30%  $   108   26%  $   669   29%
Pulp and paper          478   68     1,303   69       308   75     1,611   71
Other operations          4    1        13    1        (3)  (1)       10    -
------------------------------------------------------------------------------
Total operating
 profits                703  100%    1,877  100%      413  100%    2,290  100%
                             ===            ===            ===            ===
General corporate
 expense                (61)          (178)            17           (161)
Interest expense        (94)          (299)           (96)          (395)
Cost of accounts
 receivable sale
 program                 (8)           (31)            (6)           (37)

Provision for
 income taxes          (216)          (548)          (131)          (679)
------------------------------------------------------------------------------
Net income          $   324        $   821        $   197        $ 1,018
==============================================================================
Per common share:
 Net income         $   3.57       $   9.12       $   2.17       $  11.29
==============================================================================









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH 1995

The Corporation reported consolidated net sales of $3.4 billion and net income of $99 million ($1.09 per share) for the three months ended September 30, 1996, compared with net sales of $3.7 billion and net income of $324 million ($3.57 per share) in 1995. The 1996 results include a $78 million pretax (after-tax 50 cents per share) gain, including a gain of $37 million primarily related to the Corporation's voluntary early retirement program and a gain of $41 million from the sale of two gypsum wallboard production facilities.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $2.0 billion and operating profits of $182 million for the three months ended September 30, 1996, compared with net sales of $1.9 billion and operating profits of $221 million in 1995. Return on sales was 9.1 percent in the 1996 third quarter compared with 11.6 percent in the 1995 third quarter. This segment showed significant increases in sales volume for structural panels resulting from two new oriented strand board facilities. The increased sales volume was offset by lower average sales prices for plywood and oriented strand board, which were 17 percent and 31 percent below those of the third quarter 1995, respectively. An increase in gypsum wallboard prices, together with higher shipments (reflecting the first full quarter of operation of assets acquired from Domtar Inc. in April of 1996), more than doubled that product's contribution to profits over the third quarter of 1995. A 17 percent increase in sales price combined with a 7 percent decrease in log costs over the prior year third quarter increased softwood lumber's contribution to income.

As previously reported, the Corporation has undertaken a project to change and improve certain selling, administrative, and logistical processes of its building products distribution division. In addition to capital expenditures, the Corporation incurred expenses of approximately $70 million during 1995 and $68 million during the first three quarters of 1996 related to the project. These amounts included third quarter expenses of $16 million in 1996 and $13 million in 1995. Future expenses for this project could be material to the Corporation's building products segment results in any given quarter. Capital expenditures are primarily related to the acquisition and construction of new facilities and systems and are projected to be approximately $400 million, excluding proceeds from facility sales. Approximately $310 million of that amount has already been invested. The Corporation expects to substantially complete the project by the second quarter of 1997.

The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $84 million for the three months ended September 30, 1996, compared with net sales of $1.8 billion and operating profits of $478 million in 1995. Return on sales declined to 6 percent in the 1996 third quarter, compared with 27 percent in 1995, primarily as a result of substantially lower prices for most of the Corporation's pulp and paper products. Compared with the 1995 third quarter, prices were 49 percent lower for market pulp, 42 percent lower for containerboard, and 30 percent lower for communication papers. Tissue shipments were 13 percent higher than the 1995 third quarter, prices increased 4 percent.

The Corporation continued to work toward its goal of improving its annual pretax earnings by approximately $400 million through a three-year effort to reduce overhead costs and improve efficiencies throughout the Corporation. As part of its effort to achieve this goal, the Corporation plans to substantially reduce administrative and overhead costs during the remainder of 1996 and in 1997 by eliminating work and the related salaried positions (including, but not limited to, positions eliminated as a result of the early retirement program discussed below). The Corporation also expects to realize significant efficiencies and cost savings from substantial investments it is making to re-engineer its building products distribution division, install new information systems, and reduce operating costs.

The Corporation announced a voluntary early retirement program effective May 20, 1996 to July 8, 1996 for certain salaried employees who were at least 55 years old and had 10 years of service or who had reached age 65. Approximately 950 employees elected to take early retirement effective August 30, 1996. The Corporation's Salaried Employee's Retirement Plan is funding the enhanced pension benefits as the benefit obligations are settled during the 1996 third and fourth quarter. Third quarter 1996 earnings include other pretax income of $37 million primarily resulting from a pretax gain on the settlement of these pension obligations in accordance with the provisions of Financial Accounting Standard Number 87, "Employers' Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and Termination Benefits".

Interest expense increased to $115 million for the three months ended September 30, 1996, compared with $94 million in 1995. The increase is attributable to a higher debt level and less capitalized interest.



NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH 1995

The Corporation reported consolidated net sales of $9.8 billion and net income of $154 million ($1.70 per share) for the nine months ended September 30, 1996, compared with net sales of $10.9 billion and net income of $821 million ($9.12 per share) in 1995. The 1996 results include other pretax income of $4 million (4 cents per share), including a net pretax charge of $37 million primarily related to the voluntary early retirement program discussed above, and a pretax gain of $41 million from the sale of two gypsum wallboard facilities. An extraordinary, after-tax loss of $5 million (5 cents per share) was recorded in the second quarter for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $5.5 billion and operating profits of $424 million for the nine months ended September 30, 1996, compared with net sales of $5.6 billion and operating profits of $561 million in 1995. Return on sales decreased to 7.7 percent from 10.0 percent a year ago. A 5 percent increase in lumber prices combined with a 7 percent decrease in log costs, and increased gypsum revenues, were more than offset by approximately 21 percent lower prices for oriented strand board. Increased expenses related to the Corporation's distribution division restructuring project (discussed above) also contributed to lower operating profits in the 1996 period.

The Corporation's pulp and paper segment reported net sales of $4.3 billion and operating profits of $331 million for the nine-month period ended September 30, 1996, compared with net sales of $5.3 billion and operating profits of $1,303 million in 1995. Return on sales decreased to 7.7 percent compared with 24.6 percent a year ago, primarily as a result of substantially lower prices for most of the Corporation's pulp and paper products. Compared with 1995, prices were 41 percent lower for market pulp, 35 percent lower for containerboard, and 22 percent lower for communication papers. Tissue prices improved approximately 9 percent.

General corporate expense was $132 million for the nine months ended September 30, 1996, compared with $178 million in 1995. The majority of the decrease is attributable to lower expenses for both the Corporation's stock compensation plans and its cash incentive compensation program.


LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES: The Corporation generated cash from operations of $1,034 million during the first nine months of 1996, compared with $1,187 million in the first nine months of 1995. Cash used for working capital in the first nine months of 1995 was $574 million higher than in the first nine months of 1996. The 1995 amount included a $200 million reduction in the accounts receivable sale program. The Corporation repurchased receivables to reduce the cost of the program, which was higher than the cost of financing from alternative sources. Excluding changes in working capital, however, cash provided by operations in the first nine months of 1996 was 43 percent below the comparable 1995 level. This decline is primarily attributable to lower pulp and paper prices.

INVESTING ACTIVITIES: Capital expenditures for the nine months ended September 30, 1996 were $963 million, which included $341 million in the pulp and paper segment, $498 million in the building products segment, $92 million for timber and timberlands, and $32 million of other and general corporate. The Corporation expects to invest a total of approximately $1.3 billion in 1996 as it completes a number of significant capital projects to expand its engineered lumber business, increase its linerboard capacity, reengineer the operations of its Distribution Division, and expand its gypsum business through an acquisition. With the completion of these programs, the Corporation anticipates that its capital spending in 1997 and 1998 will approximate $800 million per year, without considering the cost of any acquisitions.

The Corporation purchased the U.S. and Canadian gypsum operations of Domtar Inc. for $350 million in the second quarter of 1996. The Corporation completed the sale of its gypsum wallboard production facilities at Buchanan, N.Y., and Wilmington, Del. to Lafarge Corporation in the third quarter. The sale of the facilities generated cash proceeds of approximately $60 million. The Corporation had agreed with the U.S. Department of Justice to sell these plants in order to complete the Domtar acquisition.

FINANCING ACTIVITIES: The Corporation's total debt was $5.8 billion at September 30, 1996, compared with $5.6 billion at December 31, 1995. In addition to bank overdrafts, short-term debt, and long-term debt on the balance sheets, each of these amounts includes $350 million of proceeds from the Corporation's accounts receivable sale program. This amount, although not reflected on the balance sheet, is included in total debt under the assumption that at the end of the program the proceeds will be replaced by debt. Most of the increase in total debt is attributable to borrowings incurred in connection with the acquisition of Domtar's gypsum business for $350 million in the second quarter of 1996, offset by proceeds from the sale of assets and an excess of cash provided by operations over capital expenditures.

At September 30, 1996, the Corporation's weighted average interest rate on its total debt was 7.7 percent including the cost of the accounts receivable sale program and outstanding interest rate exchange agreements. At September 30, 1996, these interest rate exchange agreements effectively converted $496 million of floating rate obligations with a weighted average interest rate of 5.6 percent to fixed rate obligations with an average effective interest rate of 9.0 percent. These agreements have a weighted average maturity of approximately 2.8 years. As of September 30, 1996, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.44 billion.

At September 30, 1996, the Corporation had outstanding borrowings of $650 million under certain Industrial Revenue Bonds. Approximately $32 million from the issuance of these bonds is being held by trustees and is restricted for use in the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheet. Restricted cash used for capital expenditures is shown as a source of cash in the investment activities section of the statement of cash flows.

The Corporation has a $1.5 billion unsecured revolving credit facility that is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 1996, $774 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. As of September 30, 1996, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. In 1996, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends, and make scheduled debt payments.

OTHER: Except for the historical information contained herein, the foregoing statements are forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Corporation's Form 8-K dated October 17, 1996, discusses such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Financial Statements.




















                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                               September 30, 1996

ITEM 1.   LEGAL PROCEEDINGS

          The information contained in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.


ITEM 6.   (a)  Exhibits

               Exhibit 11     Statements of Computation of Per Share Earnings

               Exhibit 27     Financial Data Schedule


          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1996.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November  7, 1996           GEORGIA-PACIFIC CORPORATION
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


















                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996


Number         Description
------         -----------

11       Statements of Computation of Per Share Earnings. (1)

27       Financial Data Schedule. (1)







-------------------------------
(1)  Filed by EDGAR