Form 10-Q/A
period 1996-09-30
GEORGIA PACIFIC CORP
filed 1997-01-02
CIK 41077

[TYPE]

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q/A


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


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First          -------------------------
                                 Quarter        Quarter      Year-to-date
-------------------------------------------------------------------------
1996
NET SALES
Building products              $1,570  52%    $1,896  57%    $3,466  55%
Pulp and paper                  1,468  48      1,411  43      2,879  45
Other operations                   11   -         12   -         23   -
------------------------------------------------------------------------
Total net sales                $3,049 100%    $3,319 100%    $6,368 100%
========================================================================

OPERATING PROFITS
Building products              $   67  28%    $  141  80%    $  208  50%
Pulp and paper                    174  72         33  19        207  49
Other operations                    2   -          3   1          5   1

------------------------------------------------------------------------
Total operating profits           243 100%       177 100%       420 100%
                                      ===            ===            ===
General corporate expense         (41)           (38)           (79)
Interest expense                 (107)          (109)          (216)
Cost of accounts receivable
 sale program                      (5)            (5)           (10)
Provision for income taxes        (40)           (15)           (55)
------------------------------------------------------------------------
Income before
 extraordinary item            $   50         $   10         $   60
Extraordinary item,
 net of taxes                       -             (5)            (5)
------------------------------------------------------------------------
Net income                     $   50         $    5         $   55
========================================================================
Per common share:
 Income before
  extraordinary item           $  .55         $     .11      $     .66
 Extraordinary item,
  net of taxes                   -                 (.05)          (.05)
------------------------------------------------------------------------
 Net income                    $  .55         $     .06      $     .61
========================================================================







SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,          Third Quarter                 Fourth Quarter
except per share     ------------------------     -----------------------
 in millions)        Quarter     Year-to-date      Quarter     Year-to-date
---------------------------------------------------------------------------
1996
NET SALES
Building products   $ 2,040   59%  $ 5,506   56%
Pulp and paper        1,396   41     4,275   44
Other operations         10    -        33    -
--------------------------------------------------------------------------
Total net sales     $ 3,446  100%   $9,814  100%
==========================================================================

OPERATING PROFITS
Building products   $   240   69%  $   448   58%
Pulp and paper          104   30       311   41
Other operations          4    1         9    1

-------------------------------------------------------------------------
Total operating
 profits            $   348  100%  $   768  100%

General corporate
 expense                (53)          (132)
Interest expense       (115)          (331)
Cost of accounts
 receivable sale
 program                 (5)           (15)
Provision for
 income taxes           (76)          (131)
-------------------------------------------------------------------------
Income before
  extraordinary item     99            159
Extraordinary item,
  net of taxes            -             (5)
-------------------------------------------------------------------------
Net income           $   99        $    154
=========================================================================
Per common share:
Income before
  extraordinary
  item               $  1.09        $  1.75
Extraordinary item,
   net of taxes           -            (.05)
-------------------------------------------------------------------------
Net income           $  1.09        $  1.70
=========================================================================


Second quarter 1996 operating profits include pretax expenses of $34 million in the building products segment and $40 million in the pulp and paper segment for items discussed in Note 3. Third quarter 1996 operating profits include pretax income of $58 million in the building products segment and $20 million in the pulp and paper segment for the items discussed in Note 3.



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


The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Part 1 - ITEM 1. hereto). To facilitate period-to-period comparisons of segment operating profits, unusual income and/or expense items are excluded from operating profits in the following discussions of segment results. These items are discussed in Note 3 to the Financial Statements, and their impact on segment profits are addressed in a footnote to the "Sales and Operating Profits by Industry Segment" table.


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


The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in Part 1 - ITEM 1. hereto). To facilitate period-to-period comparisons of segment operating profits, unusual income and/or expense items are excluded from operating profits in the following discussions of segment results. These items are discussed in Note 3 to the Financial Statements, and their impact on segment profits are addressed in a footnote to the "Sales and Operating Profits by Industry Segment" table.


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

Date: December 30, 1996           GEORGIA-PACIFIC CORPORATION
               --                 (Registrant)




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