Form 10-K405
period 1996-12-31
GEORGIA PACIFIC CORP
filed 1997-03-13
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the Fiscal Year Ended December 31, 1996

                                         OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number 1-3506

                          GEORGIA-PACIFIC CORPORATION
             (exact name of registrant as specified in its Charter)

 Georgia                                                 93-0432081

State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)

133 Peachtree Street, N.E., Atlanta, Georgia                  30303
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (404) 652-4000


Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class                               which registered


Common Stock ($.80 par value)                 New York Stock Exchange



Junior Preferred Stock Purchase Rights         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1997, was $7,031,901,005.62.

     As of the close of business on March 6, 1997, the Registrant had 91,471,883 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

     1. The Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and

     2. The Corporation's definitive Proxy Statement expected to be dated March 26, 1997, for use in connection with the Annual Meeting of Shareholders to be held on May 6, 1997, portions of which are incorporated by reference into Part III of this Form 10-K.

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

Information pertaining to the Corporation's business, including industry segments, set forth under the captions "Building Products," "Pulp and Paper," "Management's Discussion and Analysis," Note 2 of the Notes to Financial Statements, "Sales and Operating Profits by Industry Segment," and "Operating Statistics" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

TIMBER RESOURCES
Information pertaining to the Corporation's timber resources set forth under the captions "Building Products - Forest Resources" and "Operating Statistics" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

MINERAL RESOURCES
Information pertaining to the Corporation's gypsum resources set forth under the caption "Building Products - Gypsum Products" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

ENVIRONMENT
Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment set forth under the captions "Environment," "Management's Discussion and Analysis - Investing Activities" and Note 10 of the Notes to Financial Statements of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

EMPLOYEES
Information pertaining to persons employed by the Corporation set forth under the caption "Management's Discussion and Analysis - Other" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 2.   PROPERTIES
Information pertaining to the number of manufacturing facilities as of December 31, 1996 and capacity and historical production volumes as of December 31, 1996 by plant type set forth under the caption "Operating Statistics" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

Information concerning the Corporation's timber and mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Financial Statements of the Corporation's 1996 Annual Report to Shareholders ("Note 10") is incorporated herein by reference.

ENVIRONMENTAL PROCEEDINGS
Pursuant to the rules of the Securities and Exchange Commission, the Corporation is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000. Following are descriptions of the legal proceedings meeting this criteria.

The Corporation is involved in environmental remediation activities at approximately 200 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws, or which the Corporation has identififed for remediation. Of the known sites in which it is involved, the Corporation estimates that approximately 31 percent are being investigated, approximately 43 percent are being remediated and approximately 26 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate cost to the Corporation for the investigation, remediation, and monitoring of many of these sites cannnot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts for which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $63 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on such parties' financial condition and probable contribution on a per site basis.

In July of 1996, the Corporation executed an agreement with the United States Department of Justice and the Environmental Protection Agency (EPA), which subsequently was approved by the Federal District Court in Atlanta, to settle numerous allegations made by the EPA involving potential claims under the Clean Air Act at 41 of the Corporation's building product manufacturing plants. Pursuant to this settlement, the Corporation has begun to install emissions control equipment at ten of its plywood plants and at one oriented strand board manufacturing plant for a cost currently estimated at $30 million. The Corporation also has paid a civil penalty of $6 million and is funding various environmental improvement projects having a cost of $4.25 million.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 1996, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters set forth under the captions "Highlights," Note 12 of the Notes to Financial Statements and "Investor Information" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference. As of the close of business on March 6, 1997, the Corporation's common stock price was $76.875 and there were approximately 39,811 record holders of its Common Stock.

The Corporation unconditionally guaranteed $100 million of 7.20% Senior Notes which were issued on December 11, 1996, by one of its indirect wholly-owned subsidiaries, G-P Canada Finance Company (the "Issuer"). The Notes were issued under a Fiscal and Paying Agency Agreement dated as of December 16, 1996, among the Issuer, the Corporation and The Bank of New York, as fiscal agent.
The Notes were sold to Salomon Brothers Inc as Initial Purchaser at a purchase price equal to 99.287% of the principal amount, representing the offer price of the Notes of 99.937% less a commission of 0.650% of such offer price to Qualified Institutional Buyers as defined in Rule 144A under the Securities Act of 1933, as amended, in accordance with the exemption from the registration requirements of such Act.

ITEM 6.   SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data set forth under the captions "Selected Financial Data - Operations" and "Selected Financial Data -
Financial Position, End of Year" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information with respect to Management's Discussion and Analysis set forth under the caption "Management's Discussion and Analysis" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to Financial Statements and Supplementary Data as set forth under the captions "Statements of Income," "Statements of Cash Flows," "Balance Sheets," "Statements of Shareholders' Equity," "Notes to Financial Statements" and "Report of Independent Public Accountants" of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements filed as part of the 1996 Annual Report on Form 10-K.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors of the Corporation and disclosure pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Corporation's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 26, 1997.

Executive Officers of the Registrant

The executive officers of the Corporation are as follows:



                              Date first
                              elected as
Name                Age       an officer     Position or office


A. D. Correll         55        1988      Chairman, Chief Executive Officer,
                                          President and a Director

W. E. Babin(1)        61        1990      Executive Vice President -
                                          Pulp and Paper

Donald L. Glass       48        1982      Executive Vice President -
                                          Building Products

Clint M. Kennedy      47        1988      Executive Vice President - Pulp and
                                          Paperboard

John F. McGovern      50        1983      Executive Vice President - Finance
                                          and Chief Financial Officer

Davis K. Mortensen(2) 64        1982      Executive Vice President -
                                          Building Products

John F. Rasor         53        1983      Executive Vice President -
                                          Forest Resources

Lee M. Thomas         52        1993      Executive Vice President - Paper

James E. Bostic, Jr.  49        1991      Senior Vice President -
                                          Environmental, Government
                                          Affairs and Communications

Gerard R. Brandt      57        1990      Senior Vice President -
                                          Human Resources

James F. Kelley       55        1993      Senior Vice President - Law,
                                          General Counsel and Secretary

Maurice W. Kring      60        1983      Senior Vice President -
                                          Containerboard and Packaging

George A. MacConnell  49        1983      Senior Vice President -
                                          Distribution and Millwork

David W. Reynolds(3)  65        1983      Senior Vice President -
                                          Administration

James E. Terrell      47        1989      Vice President and Controller


Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and President since May 1996. He served as Chief Operating Officer of the Corporation from August 1991 until May 1993, and President and Chief Executive Officer from May 1993 until December 1993. Mr. Correll was elected as a Director of the Corporation on May 5, 1992. Mr. Correll served as Executive Vice President-Pulp and Paper from April 1989 through July 1991.

(1) W. E. Babin has been Executive Vice President - Pulp and Paper since January 1993. Prior to that time, Mr. Babin served as Executive Vice President - Pulp and Paperboard from May 1992 to January 1993, Senior Vice President - Containerboard and Packaging from January 1991 to May 1992, and Group Vice President - Containerboard and Packaging from February 1990 to January 1991.
Mr. Babin will retire from the Corporation on April 1, 1997.

Donald L. Glass has been Executive Vice President - Building Products since January 1, 1997. Mr. Glass served as Senior Vice President - Building Products Manufacturing and Sales from 1991 until December 1996 and Senior Vice President
- Building Products Manufacturing from 1989 to 1991.

Clint M. Kennedy has been Executive Vice President - Pulp and Paperboard since January 1, 1997. Prior to that time, he served as Senior Vice President - Pulp, Bleached Board and Logistics from February 1995 until December 1996, Group Vice President - Pulp and Bleached Board from July 1992 through January 1995 and Vice President - Sales and Marketing, Pulp and Bleached Board from May 1990 to July 1992.

John F. McGovern has been Executive Vice President - Finance since September 1995, and Chief Financial Officer since February 1994. He served as Senior Vice President - Finance from January 1993 until September 1995, Vice President - Finance from 1983 until January 1993, and Treasurer from March 1992 to October 1993.

(2) Davis K. Mortensen has been Executive Vice President - Building Products since 1989. Mr. Mortensen will retire from the Corporation on March 1, 1997.

John F. Rasor has been Executive Vice President - Forest Resources since January 1, 1997. Prior to that time, he served as Senior Vice President - Forest Resources from February 1995 until December 1996, Group Vice President - Forest Resources from May 1992 through January 1995, Group Vice President - Timber from January 1992 to May 1992, Vice President - Forest Resources from 1991 to January 1992, and Vice President - Eastern Wood Products Manufacturing Division from 1989 to 1991.

Lee M. Thomas has been Executive Vice President - Paper since January 1, 1997. Prior to that time, he served as Senior Vice President - Paper from February 1995 until December 1996, Senior Vice President - Environmental, Government Affairs and Communications from February 1994 through January 1995, and Senior Vice President - Environmental and Government Affairs from March 1993 through January 1994. Prior to joining the Corporation in March 1993, Mr. Thomas served as Chairman and Chief Executive Officer of Law Companies Environmental Group, Inc. (an engineering and environmental services company) from 1989 until March 1993.

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

James F. Kelley has been Senior Vice President - Law, General Counsel and Secretary since March 1, 1997. Prior to that time he served as Senior Vice President - Law and General Counsel from December 1993 to February 1997.

Maurice W. Kring has been Senior Vice President - Containerboard and Packaging since February 1994. Prior to that time, he served as Group Vice President - Containerboard and Packaging from July 1993 until February 1994 and Group Vice President- Packaged Products from 1987 to July 1993.

George A. MacConnell has been Senior Vice President - Distribution and Millwork since February 1993 and served as Senior Vice President - Distribution and Specialty Operations from 1989 to February 1993.

(3) David W. Reynolds has been Senior Vice President - Administration since February 1995. Prior to that time, he served as Senior Vice President - Human Resources and Administration from 1989 through January 1995. Mr. Reynolds will retire from the Corporation on April 1, 1997.

James E. Terrell was elected Vice President of the Corporation in January 1991 and has served as Controller since 1989.

The Corporation's Board of Directors elects officers of the Corporation who hold the offices to which they are elected until the next annual organizational meeting of the Board. The Compensation Committee determines the compensation of all officers of the Corporation, including officers who are also directors of the Corporation. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.



ITEM 11.  EXECUTIVE COMPENSATION
Information with respect to Executive Compensation is incorporated herein by reference to the Corporation's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 26, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Corporation's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 26, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Corporation's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement expected to be dated March 26, 1997.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report for Georgia-Pacific Corporation and subsidiaries:

          (1) The Financial Statements, Notes to Financial Statements and the Report of Independent Public Accountants dated February 7, 1997 listed below are incorporated herein by reference to the Corporation's 1996 Annual Report to Shareholders:

               Statements of Income for the years ended December 31, 1996, 1995 and 1994.

               Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

               Balance Sheets as of December 31, 1996 and 1995.

               Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

               Notes 1 through 12 of the Notes to Financial Statements

               Report of Independent Public Accountants

          (2)  Financial Statement Schedules:

               Report of Independent Public Accountants as to Schedule

               II Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

               Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

          (3)  Exhibits

               The exhibits required to be filed as part of this Annual Report on Form 10-K are as follows:

             NUMBER         DESCRIPTION

               2 Asset Purchase Agreement between Georgia-Pacific West, Inc., Amador Central Railroad Company and Sierra Pacific Holding Company dated December 24, 1996.

               3.1 Articles of Incorporation, restated as of October 30, 1989 (Filed as Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

               3.3 Bylaws as amended to date (Filed as Exhibit 3.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference thereto).

               4.1(i) Credit Agreement, dated as of December 23, 1996, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent.

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

               4.4(i) Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee.

               4.4(ii) First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York.

               4.4(iii)  Agreement of Resignation, Appointment and
                         Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee.

               10.1      Directors Group Life Insurance Program (Filed as
                         Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.2(i)   Executive Retirement Agreement (Officers
                         Retirement Plan)*

               10.2(ii) Amendment No. 1 to Executive Retirement Agreement (Officers Retirement Plan).*

               10.2(iii) Executive Retirement Agreement (Officers Retirement
                         Plan), as amended, as in effect after January 1, 1992.*

               10.2(iv) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993). (Filed as Exhibit 10.2
                         (v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.3(i) Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1, 1987).*

               10.3(ii)  Amendment No. 1 (Effective January 1, 1991) to the
                         Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1,
                         1987).*

               10.3(iii) Key Salaried Employees Group Insurance Plan - Post-1986
                         Group (Effective January 1, 1987).*

               10.3(iv)  Amendment No. 1 (Effective January 1, 1991) to the
                         Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1, 1987).*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.3(v)   Amendment No. 2 to the Key Salaried Employees
                         Group Insurance Plan - Post-1986 Group (effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).*

               10.3(vi)  Amendment No. 3 to the Key Salaried Employees
                         Group Insurance Plan - Post-1986 Group (effective August 1, 1994) (Filed as Exhibit 10.3(vi) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference thereto).*

               10.4      Directors Retirement Program.*

               10.5(i)   1990 Long-Term Incentive Plan. *

               10.5(ii)  Amendment No. 1 to 1990 Long-Term Incentive Plan.*

               10.5(iii) Amendment No. 2 to the 1990 Long-Term Incentive Plan
                         (Filed as Exhibit 10.8(iii) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).*

               10.6 1994 Management Incentive Plan (Filed as Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.7      1995 Economic Value Incentive Plan (Filed as Exhibit
                         10.10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.8(i)   1995 Shareholder Value Incentive Plan (Filed as
                         Exhibit 10.11(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.8(ii)  Amendment No. 1 to 1995 Shareholder Value
                         Incentive Plan. (Filed as Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by this referenced thereto).*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.8(iii) Form of Shareholder Value Incentive Stock Option (Filed
                         as Exhibit 10.11(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.9(i) Outside Directors Stock Plan, adopted March 17, 1995 (Filed as Exhibit 10.12 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).*

               10.9(ii) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent, as amended.

               10.9(iii) Receivables Purchase Agreement dated as of June 1,
                         1990, among Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent.

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

               13 Portions of Georgia-Pacific Corporation's 1996 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.

               21        Subsidiaries.

               23        Consent of Independent Public Accountants.

               24        Powers of Attorney.

               27        Financial Data Schedule.


(b)       Reports on Form 8-K

          The Corporation filed Current Reports on Form 8-K dated November 25, 1996, in which it reported under Item 5 - "Other Events," December 5, 1996, in which it reported under Item 5 - "Other Events" and December 26, 1996, in which it reported under Item 5 - "Other Events."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                         GEORGIA-PACIFIC CORPORATION
                              (Registrant)

                               /s/ A. D. Correll
                         By:  ________________________
                                (A. D. Correll,
                                Chairman, Chief Executive
                                Officer and President)

                         Date:  March 13, 1997
                                      --

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                         Date


As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. Correll              Director, Chairman, Chief          March 13, 1997
                                  Executive Officer and President
---------------------
(A. D. Correll)                (Principal Executive Officer)

/s /John F. McGovern           Executive Vice President - Finance
                                   and Chief Financial Officer   March 13, 1997
---------------------
(John F. McGovern)              (Principal Financial Officer)

/s/ James E. Terrell            Vice President and Controller     March 13, 1997

                                (Principal Accounting Officer)
---------------------
(James E. Terrell)

     *                        Director                            March 13, 1997
---------------------

(Robert Carswell)

     *                        Director                            March 13, 1997
---------------------

(Jane Evans)

     *                        Director                           March 13, 1997
---------------------

(Donald V. Fites)

     *                        Director                           March 13, 1997
---------------------

(Harvey C. Fruehauf, Jr.)

     *                        Director                            March 13, 1997
---------------------

(Richard V. Giordano)

     *                        Director                            March 13, 1997
---------------------

(David R. Goode)

     *                        Director                            March 13, 1997
---------------------

(T. Marshall Hahn, Jr.)

     *                        Director                           March 13, 1997
---------------------

 (M. Douglas Ivester)


     *                        Director                            March 13, 1997
     --------------------

(Francis Jungers)

     *                        Director                            March 13, 1997
---------------------

(Louis W. Sullivan)

     *                        Director                            March 13, 1997
---------------------

(James B. Williams)


*By/s/ James F. Kelley
(James F. Kelley)

*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.

               Report of Independent Public Accountants as to Schedule


To the Shareholders and the Board of
Directors of Georgia-Pacific Corporation:


We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia-Pacific Corporation incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              /S/ARTHUR ANDERSEN LLP
                              _______________________
                              ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 7, 1997

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                  (Millions)



                  Balance at  Charged to Charged to            Balance
                  beginning   costs and  Other                 at end of
Description       of period   expenses   Accounts* Deductions**period
-----------       ---------   --------   --------  --------    ----------
Year ended
 December 31,
 1996
-------------
Allowance for
 doubtful
 accounts         $   25      $(10)      $   2     $ (7)       $   10
                  -------     -------     -------   -------    ------
Year ended
 December 31,
 1995
-------------
Allowance for
 doubtful
 accounts          $   28     $   3      $   1     $ (7)       $   25
                   ------     ------       ------   ------     ------

Year ended
 December 31,
 1994
-------------
Allowance for
 doubtful
 accounts         $    32     $   3      $   1     $ (8)       $   28
                  ------      ------     -------   -------     ------




*Recoveries of accounts previously written off.
**Accounts written off.

                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                          FILED WITH THE ANNUAL REPORT
                              ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1996

NUMBER    DESCRIPTION

2 Asset Purchase Agreement between Georgia-Pacific West, Inc., Amador Central Railroad Company and Sierra Pacific Holding Company dated December 24, 1996. (1)

3.1       Articles of Incorporation, restated as of October 30, 1989 (Filed as
          Exhibit 3.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

3.3 Bylaws as amended to date (Filed as Exhibit 3.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference thereto).

4.1(i) Credit Agreement, dated as of December 23, 1996, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent. (1)

4.2 In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

4.3 Rights Agreement, dated as of July 31, 1989, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Rights Certificate attached as Exhibit A (Filed as Exhibit 4.3 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by the reference thereto).

4.4(i) Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee. (1)

4.4(ii) First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York.
          (1)

4.4(iii) Agreement of Resignation, Appointment and Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee. (1)

(1) Filed via EDGAR

10.1 Directors Group Life Insurance Program (Filed as Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

10.2(i)   Executive Retirement Agreement (Officers Retirement Plan). (1)

10.2(ii) Amendment No. 1 to Executive Retirement Agreement (Officers Retirement Plan). (1)

10.2(iii) Executive Retirement Agreement (Officers Retirement Plan), as amended, as in effect after January 1, 1992. (1)

10.2(iv) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993). (Filed as Exhibit 10.2(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

10.3(i) Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1, 1987). (1)

10.3(ii) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1, 1987). (1)

10.3(iii) Key Salaried Employees Group Insurance Plan - Post-1986 Group
          (Effective January 1, 1987). (1)

10.3(iv) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1,
          1987). (1)

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

10.4      Directors Retirement Program. (1)

10.5(i)   1990 Long-Term Incentive Plan. (1)

10.5(ii)  Amendment No. 1 to 1990 Long-Term Incentive Plan. (1)


(1) Filed via EDGAR

10.5(iii) Amendment No. 2 to the 1990 Long-Term Incentive Plan (Filed as Exhibit
          10.8(iii) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference thereto).

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

10.8(ii) Amendment No. 1 to 1995 Shareholder Value Incentive Plan. (Filed as Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference thereto).

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

10.9(ii) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent, as Amended. (1)

10.9(iii) Receivables Purchase Agreement dated as of June 1, 1990, among
          Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent. (1)

10.10(i) Agreement, effective as of March 15, 1993, among Georgia-Pacific Corporation, Hercules Incorporated, and Lee M. Thomas (Filed as
          Exhibit 10.13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

(1) Filed via EDGAR

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


(1) Filed via EDGAR