Form 10-K405/A
period 1996-12-31
GEORGIA PACIFIC CORP
filed 1997-03-17
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

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

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

               24        Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GEORGIA-PACIFIC CORPORATION
                              (Registrant)

                         By:  /s/ A. D. Correll
                                (A. D. Correll,
                                Chairman, Chief Executive
                                Officer and President)

                         Date:  March 17, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature           Title                         Date


As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. Correll             Director, Chairman, Chief          March 17, 1997
                              Executive Officer and President
---------------------
(A. D. Correll)               (Principal Executive Officer)

/s /John F. McGovern          Executive Vice President-Finance   March 17, 1997
                              and Chief Financial Officer
---------------------
(John F. McGovern)            (Principal Financial Officer)

/s/ James E. Terrell          Vice President and Controller      March 17, 1997
                              (Principal Accounting Officer)
---------------------
(James E. Terrell)

     *                         Director                           March 17, 1997

(Robert Carswell)

     *                         Director                           March 17, 1997
(Jane Evans)

     *                         Director                           March 17, 1997
(Donald V. Fites)


     *                         Director                           March 17, 1997
(Harvey C. Fruehauf, Jr.)

     *                         Director                           March 17, 1997
(Richard V. Giordano)

     *                         Director                           March 17, 1997
(David R. Goode)

     *                         Director                           March 17, 1997
(T. Marshall Hahn, Jr.)

     *                         Director                           March 17, 1997
(M. Douglas Ivester)


     *                         Director                           March 17, 1997
(Francis Jungers)

     *                         Director                           March 17, 1997
(Louis W. Sullivan)

     *                         Director                           March 17, 1997
(James B. Williams)


*By/s/ James F. Kelley
(James F. Kelley)

*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.