Form 10-K405/A
period 1996-12-31
GEORGIA PACIFIC CORP
filed 1997-03-25
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                    FORM 10-K/A-1

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


                                 Date first
                                 elected as
Name                    Age       an officer     Position or office


A. D. Correll            55        1988      Chairman, Chief Executive Officer,
                                             President and a Director

W. E. Babin(1)           61        1990      Executive Vice President -
                                             Pulp and Paper

Donald L. Glass          48        1982      Executive Vice President -
                                             Building Products

Clint M. Kennedy         47        1988      Executive Vice President - Pulp and
                                             Paperboard

John F. McGovern         50        1983      Executive Vice President - Finance
                                             and Chief Financial Officer

Davis K. Mortensen(2)    64        1982      Executive Vice President -
                                             Building Products

John F. Rasor            53        1983      Executive Vice President -
                                             Forest Resources

Lee M. Thomas            52        1993      Executive Vice President - Paper

James E. Bostic, Jr.     49        1991      Senior Vice President -
                                             Environmental, Government
                                             Affairs and Communications

Gerard R. Brandt         57        1990      Senior Vice President -
                                             Human Resources

James F. Kelley          55        1993      Senior Vice President - Law
                                             and General Counsel

Maurice W. Kring         60        1983      Senior Vice President -
                                             Containerboard and Packaging

George A. MacConnell     49        1983      Senior Vice President -
                                             Distribution and Millwork

David W. Reynolds3       65        1983      Senior Vice President -
                                             Administration

James E. Terrell         47        1989      Vice President and Controller


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

James F. Kelley has been Senior Vice President - Law and General Counsel since December 1993.

Maurice W. Kring has been Senior Vice President - Containerboard and Packaging since February 1994. Prior to that time, he served as Group Vice President - Containerboard and Packaging from July 1993, until February 1994 and Group Vice President - Packaged Products from 1987 to July 1993.

George A. MacConnell has been Senior Vice President - Distribution and Millwork since February 1993 and served as Senior Vice President - Distribution and Specialty Operations from 1989 to February 1993.

3 David W. Reynolds has been Senior Vice President - Administration since February 1995. Prior to that time, he served as Senior Vice President - Human Resources and Administration from 1989 through January 1995. Mr. Reynolds will retire from the Corporation on April 1, 1997.

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

                         Date:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                         Date


As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. Correll             Director, Chairman, Chief         March 21, 1997
                              Executive Officer and President
---------------------
(A. D. Correll)               (Principal Executive Officer)

/s /John F. McGovern         Executive Vice President-Finance    March 21, 1997
                             and Chief Financial Officer
---------------------
(John F. McGovern)           (Principal Financial Officer)

/s/ James E. Terrell         Vice President and Controller      March 21, 1997
                             (Principal Accounting Officer)
---------------------
(James E. Terrell)

     *                        Director                          March 21, 1997
(Robert Carswell)

     *                        Director                          March 21, 1997
(Jane Evans)


     *                        Director                          March 21, 1997
(Donald V. Fites)

     *                        Director                          March 21, 1997
(Harvey C. Fruehauf, Jr.)

     *                        Director                          March 21, 1997

(Richard V. Giordano)

     *                        Director                          March 21, 1997
(David R. Goode)

     *                        Director                          March 21, 1997
(T. Marshall Hahn, Jr.)

     *                        Director                          March 21, 1997
(M. Douglas Ivester)

     *                        Director                          March 21, 1997
(Francis Jungers)

     *                        Director                          March 21, 1997
(Louis W. Sullivan)

     *                        Director                          March 21, 1997
(James B. Williams)


*By/s/ James F. Kelley
(James F. Kelley)

*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.