Form 10-Q
period 1997-03-31
GEORGIA PACIFIC CORP
filed 1997-05-14
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

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
                                        ------         ------
As of the close of business on May 9, 1997, Georgia-Pacific Corporation had 91,489,969 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                                         Three months
                                                        ended March 31,
                                                       -----------------
(Millions, except per share amounts)                  1997         1996
-----------------------------------------------------------------------
Net sales                                           $3,145       $3,053
-----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding  depreciation and
    cost of timber harvested, shown below            2,476        2,284
  Selling, general and
    administrative                                     291          355
  Depreciation and cost of
    timber harvested                                   230          212
  Interest                                             122          112
  Other Income                                        (128)           -
-----------------------------------------------------------------------
Total costs and expenses                             2,991        2,963
-----------------------------------------------------------------------
Income before income taxes                             154           90

Provision for income taxes                              64           40
-----------------------------------------------------------------------
Net income                                          $   90       $   50
=======================================================================

Per share:
  Net income                                        $  .99       $  .55
=======================================================================

Average number of shares outstanding                  91.0         90.5
=======================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)                                             Three months
                                                       ended March 31,
                                                     ------------------
(Millions)                                            1997         1996
-----------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                           $  90     $  50
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          194       174
   Cost of timber harvested                               36        38
   Other Income                                         (128)        -
   Deferred income taxes                                  22         2
   Amortization of goodwill                               15        15
   Stock compensation programs                           (13)        7
   Gain on sales of assets                                (5)       (3)
   (Increase) decrease in receivables                    (64)       38
   (Increase) decrease in inventories                     11       (12)
   Change in other working capital                      (111)      (32)
   Increase in taxes payable                              72        21
   Change in other assets and other
     long-term liabilities                                (1)        8
-----------------------------------------------------------------------
Cash provided by operations                              118       306
-----------------------------------------------------------------------
Cash provided by (used for) investment activities
  Property, plant and equipment investments             (131)     (340)
  Timber and timberlands purchases                       (36)      (19)
  Decrease in cash restricted for capital expenditures    11        35
  Proceeds from sales of assets                           48        11
  Other                                                   (2)        6
-----------------------------------------------------------------------
Cash (used for) investment activities                   (110)     (307)
-----------------------------------------------------------------------
Cash provided by (used for) financing activities
  Proceeds from option plan exercises                      4         1
  Repayments of long-term debt                            (4)       (9)
  Additions to long-term debt                              -         1
  Fees paid to issue debt                                  -        (1)
  Decrease in bank overdrafts                            (22)      (14)
  Increase in commercial paper and
   other short-term notes                                 93        70
  Cash dividends paid                                    (46)      (46)
-----------------------------------------------------------------------
Cash provided by financing activities                     25         2
-----------------------------------------------------------------------
Increase in cash                                          33         1
  Balance at beginning of period                          10        11
-----------------------------------------------------------------------
  Balance at end of period                             $  43     $  12
=======================================================================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries


                                                     March 31,  December 31,
(Millions, except shares and per share amounts)        1997         1996
----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $     43     $    10
  Receivables, less allowances of $15 and $10           1,371         959
  Inventories                                           1,447       1,467
  Deferred income tax assets                              129         129
  Other current assets                                     49          50
----------------------------------------------------------------------------
Total current assets                                    3,039       2,615
----------------------------------------------------------------------------
Timber and timberlands, net                             1,181       1,337
----------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    13,817      13,733
  Accumulated depreciation                             (7,337)     (7,173)
----------------------------------------------------------------------------
Property, plant and equipment, net                      6,480       6,560
----------------------------------------------------------------------------
Goodwill                                                1,643       1,658
----------------------------------------------------------------------------
Other assets                                              906         648
----------------------------------------------------------------------------
Total assets                                         $ 13,249     $12,818
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    229     $   251
 Commercial paper and other short-term debt             1,088         645
 Current portion of long-term debt                        426         311
 Accounts payable                                         564         662
 Accrued compensation                                     161         196
 Accrued interest                                          95          85
 Other current liabilities                                406         340
----------------------------------------------------------------------------
Total current liabilities                               2,969       2,490
----------------------------------------------------------------------------
Long-term debt, excluding current portion               4,253       4,371
----------------------------------------------------------------------------
Other long-term liabilities                             1,274       1,275
----------------------------------------------------------------------------
Deferred income tax liabilities                         1,183       1,161
----------------------------------------------------------------------------

Commitments and contingencies
Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,465,000 and 91,396,000
   shares issued                                           73          73
 Additional paid-in capital                             1,282       1,277
 Retained earnings                                      2,244       2,200
 Long-term incentive plan deferred compensation            (9)        (11)
 Other                                                    (20)        (18)
----------------------------------------------------------------------------
Total shareholders' equity                              3,570       3,521
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 13,249     $12,818
============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
MARCH 31, 1997

1. PRINCIPLES OF PRESENTATION. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 3 and 4 below. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

2. INCOME PER SHARE. Income per share is computed based on net income and the weighted average number of common shares outstanding, net of restricted stock. The effects of assuming issuance of common shares under long-term incentive, stock option, and stock purchase plans were either insignificant or antidilutive.

3. OTHER INCOME. The 1997 first quarter sale of the company's Martell operations, which included timberlands, a sawmill, and a particleboard mill, generated a pretax gain of $128 million ($80 million after-tax).

4. ACCOUNTS RECEIVABLE. The Corporation adopted Financial Accounting Standards Number 125, "Accounting for Transfers and Servicing of
     Financial Assets
     and Extinguishments of Liabilities", in the 1997 first quarter. As a result, the Corporation's accounts receivable sale program is accounted for as a secured borrowing effective January 1, 1997. The $350 million of receivables outstanding under the program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheet. The fees associated with the program are included in interest expense.

5. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.



                                               Three months
                                               ended March 31
                                          ------------------------
     (Millions)                                1997     1996
     ---------------------------------------------------------------

     Total interest costs                     $ 123    $ 121
     Interest capitalized                        (1)      (9)
     ---------------------------------------------------------------
     Interest expense                         $ 122    $ 112
     ================================================================
     Interest paid                            $ 112    $ 106
     ================================================================
     Income taxes paid, net of refunds        $ (30)   $  17
     ================================================================


6. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

                                      March 31,  December 31,
     (Millions)                          1997       1996
     ---------------------------------------------------------------
     Raw materials                    $   359     $  415
     Finished goods                     1,007        979
     Supplies                             294        295
     LIFO reserve                        (213)      (222)
     ---------------------------------------------------------------
     Total inventories                $ 1,447     $1,467
     ============================================================




7. PROVISION FOR INCOME TAXES. The effective tax rate was 42 percent for the three months ended March 31, 1997, and 44 percent for the three months ended March 31, 1996. The effective tax rate for the period was different than the statutory rates primarily because of nondeductible goodwill amortization expense.


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

     The Corporation is involved in environmental remediation activities at approximately 200 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 31 percent are being investigated, approximately 43 percent are being remediated and approximately 26 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $63 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation currently is defending claims of approximately 65,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts which it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation is defending an action in Alabama state court that seeks to recover damages on behalf of a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980, has been installed. The plaintiffs allege that this hardboard siding was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates. They also dispute the validity and availability of the warranty issued with the product. The plaintiffs seek unspecified compensatory and punitive damages, declaratory relief regarding the availability of warranties, restitution and injunctive relief. A similar case has been filed against the Corporation and another defendant in state court in Georgia seeking to certify a class of individuals whose mobile homes contain the Corporation's hardboard siding. The plaintiffs seek damages in excess of $10,000 for each purported class member.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year, but will not have a material adverse affect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products              $1,781  57%
Pulp and paper                  1,351  43
Other operations                   13   -
--------------------------------------------------------------------------------
Total net sales                $3,145 100%
===============================================================================
OPERATING PROFITS
Building products              $  289  92%
Pulp and paper                     20   7
Other operations                    4   1
--------------------------------------------------------------------------------
Total operating profits           313 100%
                                      ===
General corporate expense         (37)
Interest expense                 (122)
Provision for income taxes        (64)
--------------------------------------------------------------------------------
Net income                     $   90
===============================================================================
Per common share:
 Net income                    $   .99
===============================================================================







SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products
Pulp and paper
Other operations
--------------------------------------------------------------------------------
Total net sales
===============================================================================
OPERATING PROFITS
Building products
Pulp and paper
Other operations
--------------------------------------------------------------------------------
Total operating
 profits

General corporate
 expense
Interest expense
Provision for
 income taxes
--------------------------------------------------------------------------------
Net income
===============================================================================
Per common share:
 Net income
===============================================================================



SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1996
NET SALES
Building products              $1,571  52%    $1,896  57%    $3,467  55%
Pulp and paper                  1,471  48      1,416  43      2,887  45
Other operations                   11   -         12   -         23   -
--------------------------------------------------------------------------------
Total net sales                $3,053 100%    $3,324 100%    $6,377 100%
===============================================================================
OPERATING PROFITS
Building products              $   67  28%    $  141  80%    $  208  50%
Pulp and paper                    174  72         33  19        207  49
Other operations                    2   -          3   1          5   1
--------------------------------------------------------------------------------
Total operating profits           243 100%       177 100%       420 100%
                                      ===            ===            ===
General corporate expense         (41)           (38)           (79)
Interest expense                 (112)          (114)          (226)
Provision for income taxes        (40)           (15)           (55)
--------------------------------------------------------------------------------
Income before extraordinary
  item                             50             10             60
Extraordinary item - loss from
  early retirement of debt, net
  of taxes                          -             (5)            (5)
--------------------------------------------------------------------------------
Net income                     $   50         $    5         $   55
===============================================================================
Per common share:
    Income before extraordinary
       item                   $      .55     $      .11     $      .66
  Extraordinary item - loss from
      early retirement of debt, net
      of taxes                      -              (.05)          (.05)
 Net income                   $      .55     $      .06     $      .61
===============================================================================







SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries



(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1996
NET SALES
Building products   $ 2,040   59%  $ 5,507   56%  $ 1,858   58%  $ 7,365   57%
Pulp and paper        1,401   41     4,288   44     1,321   41     5,609   43
Other operations         10    -        33    -        17    1        50    -
--------------------------------------------------------------------------------
Total net sales     $ 3,451  100%  $ 9,828  100%  $ 3,196  100%  $13,024  100%
===============================================================================
OPERATING PROFITS
Building products   $   240   69%  $   448   58%  $    68   46%  $   516   56%
Pulp and paper          104   30       311   41        79   54       390   43
Other operations          4    1         9    1        (1)   -         8    1
--------------------------------------------------------------------------------
Total operating
 profits                348  100%      768  100%      146  100%      914  100%
                             ===            ===            ===            ===
General corporate
 expense                (53)          (132)           (27)          (159)
Interest expense       (120)          (346)          (113)          (459)
Provision for
 income taxes           (76)          (131)            (4)          (135)
--------------------------------------------------------------------------------
Income before extraordinary
  item                   99            159              2            161
Extraordinary item - loss from
  early retirement of debt, net
  of taxes                -             (5)             -             (5)
--------------------------------------------------------------------------------
Net income          $    99        $   154        $     2        $   156
===============================================================================
Per common share:
 Income before extraordinary
    item            $  1.09        $  1.75        $   .02        $  1.78
 Extraordinary item - loss
   from early retirement of
   debt, net of taxes              -              (.05)             -      (.06)
--------------------------------------------------------------------------------
 Net income         $  1.09        $  1.70        $   .02        $  1.72
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH 1996


The Corporation reported consolidated net sales of approximately $3.1 billion for the three months ended March 31, 1997 and 1996. Net income for the 1997 first quarter was $90 million (99 cents per share) compared with $50 million (55 cents per share) in 1996. The 1997 results include a net after-tax gain of $80 million (88 cents per share) from the sale of the Corporation's Martell, California, operations.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.8 billion and operating profits of $289 million for the first three months of 1997, compared with net sales of $1.6 billion and operating profits of $67 million in the 1996 comparable period. The 1997 results include a pretax gain of $128 million from the sale of the Corporation's Martell operations. Excluding the unusual gain, return on sales increased to 11.7 percent from 4.3 percent a year ago. Continuation of an upward trend in lumber prices contributed to the significant increase in revenues from the comparable 1996 period, and the previous quarter. Improved gypsum profits primarily resulted from a second quarter 1996 acquisition as well as higher wallboard prices. Structural panels prices were 6 percent lower than the first quarter of 1996 due to lower prices for oriented strand board. Prices for oriented strand board and industrial wood products remain weak due to excess industry capacity.

Operating losses for the Corporation's building products distribution division were $33 million in the first quarter, compared with a loss of $38 million in the first quarter of 1996 that included $17 million of restructuring charges. The division is continuing its aggressive plan to return to profitability through reduced overhead costs, increased sales and margins, and greater operational efficiency. Selected financial and operating data for the building products distribution business are shown in the table below:

Selected Distribution Division Data
(millions)              3 months ended March 31
                          1997          1996
Sales                      983           932
Operating loss             (33)          (38)
Capital expenditures        13            87
Depreciation                11             7


The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $20 million in the 1997 first quarter. For the same period in 1996, the Corporation reported net sales of $1.5 billion and operating profits of $174 million. Return on sales decreased to 1.5 percent in 1997 from
11.8 percent in 1996, primarily due to a substantial decline in prices for most of the Corporation's pulp and paper products. Compared with the same 1996 period, prices were 22 percent lower for market pulp, 35 percent lower for containerboard and 17 percent lower for communication papers. While demand for communications papers increased, lower prices offset increased volume. In contrast, tissue profits increased from the 1996 first quarter. Shipments for both consumer and commercial tissue products were higher.

Selling, general and administrative expenses (SG&A) for the first quarter of 1997 were $291 million, compared to $355 million for the same period in 1996, a reduction of $64 million. The cost reduction is largely a result of a voluntary early retirement program and overhead reduction plans implemented in 1996. The Corporation expects full-year 1997 SG&A to be approximately $200 million lower than in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities: The Corporation generated cash from operations of $118 million for the three months ended March 31, 1997 compared with $306 million a year ago. The decrease is primarily attributable to lower operating profits and an increase in cash used for working capital.

Investing Activities: Property, plant and equipment investments for the three months ended March 31, 1997 were $131 million compared with $340 in the first quarter of 1996. Expenditures in 1997 included $70 million in the pulp and paper segment, $42 million in the building products segment, and $19 million of other and general corporate. The Corporation expects to invest approximately $800 million in 1997, without considering the cost of any acquisitions.

On March 31, 1997, the Corporation completed the sale of its Martell, California, assets to Sierra Pacific Industries for $308 million. Assets included in this transaction were 127,000 acres of timberlands, a sawmill, and a particleboard plant. The proceeds will be used to repay outstanding debt. (See further discussion in financing activities below.)

Financing Activities: The Corporation's total recorded debt was $6.0 billion at March 31, 1997. Total debt at December 31, 1996 was $5.9 billion, which included $350 million under the accounts receivable sale program.

The Corporation adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in the first quarter. As a result, the Corporation's accounts receivable sale program is accounted for as a secured borrowing effective January 1, 1997. The $350 million of receivables outstanding under the program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheet. The fees associated with the program are included in interest expense.

In conjunction with the sale of the Corporation's Martell, California, operations, the Corporation received notes receivable from Sierra Pacific Industries in the amount of $270 million. These notes are included in other assets. In April 1997, the Corporation monetized the notes receivable through the issuance of notes payable in a private placement. Payments received from the notes receivable will be used to fund payments required for the notes payable. The notes payable will be classified as "Other long-term liabilities" on the Corporation's balance sheet. Proceeds from the issuance of the notes payable will be used to reduce other debt by approximately $270 million in the 1997 second quarter.

At March 31, 1997, the Corporation had outstanding borrowings of $646 million under certain Industrial Revenue Bonds. Approximately $15 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheet.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of March 31, 1997, $762 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

At March 31, 1997, the Corporation's weighted average interest rate on its total debt was 7.7% including outstanding interest rate exchange agreements. At March 31, 1997, these interest rate exchange agreements effectively converted $496 million of floating rate obligations with a weighted average interest rate of 5.6% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 1.8 years. As of March 31, 1997, the Corporation's total floating rate debt exceeded related interest rate exchange agreements by $1.5 billion.

As of March 31, 1997, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

In 1997, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.


Other: In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard Number 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. The Corporation will be required to adopt the new Standard in the 1997 fourth quarter. All prior period earnings per share data will be restated to conform with the provisions of SFAS 128. Based on a preliminary evaluation of this Standard's requirements, the Corporation does not expect the per share amounts reported under SFAS 128 to be materially different from those calculated and presented under APB Opinion 15.

The Corporation expects to incur significant costs during the next two to three years to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Corporation has completed an assessment of the majority of its systems and is in the process of developing a specific workplan to address this issue. The Corporation currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Corporation expects that such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

Except for historical information contained herein, the foregoing statements are forward-looking statements, the accuracy of which is subject to a number of risks and assumptions. The Corporation's Form 10-K for the fiscal year ending December 31, 1996, and the Corporation's Form 8-K dated October 17, 1996, discuss such risks and assumptions and other key factors that could cause actual results to differ materially from those expressed in such forward-looking statements. An additional risk factor is the Corporation's ability to timely and efficiently address the Year 2000 problem.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 March 31, 1997


Item 1.   Legal Proceedings

          The information contained in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

          In October 1996, the Indiana Department of Environmental Management, on behalf of various state and federal trustees of allegedly adversely affected natural resources, sent a notice of its intention to conduct a natural resource damage (NRD) assessment on the Grand Calumet River/Indiana Harbor Canal System to Georgia-Pacific and fifteen other companies/agencies in which it was alleged that each of these sixteen entities were potentially responsible parties for releases of hazardous substances and oil. No explanation of how this liability was derived has as yet been alleged. Georgia-Pacific believes that it has several meritorious legal and factual defenses to any such NRD claim which may arise in the future.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11.    Statements of Computation of Per Share Earnings.

               Exhibit 27.    Financial Data Schedule.

               Exhibit 99.    Press Release dated March 31, 1997.

          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 1997                 GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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


Number         Description
------         -----------

11.       Statements of Computation of Per Share Earnings. (1)

27.       Financial Data Schedule. (1)

99.       Press Release dated March 31, 1997. (1)







-------------------------------
(1)     Filed by EDGAR