Form 10-Q
period 1997-06-30
GEORGIA PACIFIC CORP
filed 1997-08-14
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

As of the close of business on August 13, 1997, Georgia-Pacific Corporation had 91,490,836 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                        Three months          Six months
                                       ended June 30,       ended June 30,
                                       --------------       --------------

(Millions, except per share amounts)   1997      1996      1997      1996
-----------------------------------------------------------------------
Net sales                              $3,326    $3,324    $6,471    $6,377
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                          2,636     2,514     5,112     4,798
 Selling, general and
   administrative                         283       349       574       704
 Depreciation and cost of timber
   harvested                              237       248       467       460
 Interest                                 119       114       241       226
 Other expense (income)                     -        74      (128)       74
-----------------------------------------------------------------------
Total costs and expenses                3,275     3,299     6,266     6,262
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                    51        25       205       115
Provision for income taxes                 24        15        88        55
-----------------------------------------------------------------------
Income before extraordinary item           27        10       117        60
Extraordinary item - loss from early
 retirement of debt, net of taxes           -        (5)        -        (5)
-----------------------------------------------------------------------
Net income                             $   27    $    5    $  117    $   55
==========================================================================
Per share:
 Income before extraordinary item      $  .30    $  .11    $   1.28  $  .66
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -       (.05)        -      (.05)
-----------------------------------------------------------------------
Net income                             $  .30    $  .06    $   1.28  $  .61
==========================================================================
Average number of shares outstanding     91.2      90.5      91.1      90.5
==========================================================================


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                         Six months
                                                       ended June 30,
                                                  -------------------------
(Millions)                                            1997         1996
-------------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                           $ 117     $  55
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          392       376
   Cost of timber harvested                               75        84
   Other income                                         (128)        -
   Deferred income taxes                                  40        13
   Amortization of goodwill                               30        29
   Stock compensation programs                           (15)       13
   Gain on sales of assets                               (18)      (15)
   Increase in receivables                               (79)      (14)
   Decrease in inventories                               108        48
   Change in other working capital                      (124)       57
   Increase (decrease) in taxes payable                   19       (87)
   Change in other assets and other
     long-term liabilities                               (22)       13
-------------------------------------------------------------------------
Cash provided by operations                              395       572
-------------------------------------------------------------------------
Cash provided by (used for) investment activities
  Property, plant and equipment investments             (270)     (652)
  Timber and timberlands purchases                       (71)      (40)
  Acquisition                                              -      (350)
  Decrease in cash restricted for capital expenditures    11        62
  Proceeds from sales of assets                          331        35
  Other                                                   (2)       (5)
-------------------------------------------------------------------------
Cash (used for) investment activities                     (1)     (950)
-------------------------------------------------------------------------
Cash provided by (used for) financing activities
  Proceeds from option plan exercises                     15         1
  Repayments of long-term debt                          (304)     (159)
  Additions to long-term debt                              -         2
  Fees paid to issue debt                                  -        (1)
  Increase (decrease) in bank overdrafts                 (75)        1
  Increase in commercial paper and
   other short-term notes                                 57       625
  Cash dividends paid                                    (91)      (91)
-------------------------------------------------------------------------
Cash provided by (used for) financing activities        (398)      378
-------------------------------------------------------------------------
Increase (decrease) in cash                               (4)        -
  Balance at beginning of period                          10        11
-------------------------------------------------------------------------
  Balance at end of period                             $   6     $  11
========================================================================


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                     June 30,   December 31,
(Millions, except shares and per share amounts)        1997         1996
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $      6     $    10
  Receivables, less allowances of $12 and $10           1,386         959
  Inventories                                           1,350       1,467
  Deferred income taxes                                   129         129
  Other current assets                                     50          50
-------------------------------------------------------------------------
Total current assets                                    2,921       2,615
-------------------------------------------------------------------------
Timber and timberlands                                  1,177       1,337
-------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    13,914      13,733
  Accumulated depreciation                             (7,497)     (7,173)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,417       6,560
-------------------------------------------------------------------------
Goodwill                                                1,628       1,658
-------------------------------------------------------------------------
Other assets                                              928         648
-------------------------------------------------------------------------
Total assets                                         $ 13,071     $12,818
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    176     $   251
 Commercial paper and other short-term notes            1,052         645
 Current portion of long-term debt                        125         311
 Accounts payable                                         553         662
 Accrued compensation                                     182         196
 Accrued interest                                          74          85
 Other current liabilities                                349         340
-------------------------------------------------------------------------
Total current liabilities                               2,511       2,490
-------------------------------------------------------------------------
Long-term debt, excluding current portion               4,254       4,371
-------------------------------------------------------------------------
Other long-term liabilities                             1,541       1,275
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,201       1,161
-------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,670,000 and 91,396,000
   shares issued                                           73          73
 Additional paid-in capital                             1,294       1,277
 Retained earnings                                      2,226       2,200
 Long-term incentive plan deferred compensation            (9)        (11)
 Other                                                    (20)        (18)
-------------------------------------------------------------------------
Total shareholders' equity                              3,564       3,521
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 13,071     $12,818
===========================================================================


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
JUNE 30, 1997


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

3. OTHER EXPENSE (INCOME). The first quarter 1997 sale of the company's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million (after-tax gain of $80 million). Second quarter 1996 operating profits include a total pretax expense of $74 million (after-tax expense of $45 million) for the estimated costs of enhanced pension benefits and continued health care benefits offered under a voluntary early retirement program, including $34 million in the building products segment and $40 million in the pulp and paper segment.

4. EXTRAORDINARY ITEM. The Corporation redeemed $150 million of its outstanding debt during the 1996 second quarter. As a result, an after-tax extraordinary loss of $5 million (5 cents per share) was recognized.

5. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

                                                Six months
                                                ended June 30
                                          ------------------------
     (Millions)                                1997     1996
     ---------------------------------------------------------------

     Total interest costs                     $ 246    $ 244
     Interest capitalized                        (5)     (18)
     ---------------------------------------------------------------
     Interest expense                         $ 241    $ 226
     ================================================================
     Interest paid                            $ 254    $ 246
     ================================================================
     Income taxes paid, net of refunds        $  29    $ 124
     ================================================================


6. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                      June 30,   December 31,
     (Millions)                          1997       1996
     ---------------------------------------------------------------
     Raw materials                    $   325     $  415
     Finished goods                       944        979
     Supplies                             294        295
     LIFO reserve                        (213)      (222)
     ---------------------------------------------------------------
     Total inventories                $ 1,350     $1,467
     ============================================================



7. PROVISION FOR INCOME TAXES. The effective tax rate was 47 percent for the three months ended June 30, 1997, and 60 percent for the three months ended June 30, 1996. The effective tax rate was 43 percent for the six months ended June 30, 1997, and 48 percent for the six months ended June 30, 1996. The effective tax rate for each period was different than the statutory rates primarily because of nondeductible goodwill amortization expense.


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

     The Corporation is involved in environmental remediation activities at approximately 200 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state `superfund'' laws. Of the known sites in which it is involved, the Corporation estimates that approximately 31 percent are being investigated, approximately 43 percent are being remediated and approximately 26 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $62 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on such parties' financial condition and probable contribution on a per site basis.

     The Corporation has reached an agreement with the New York Department of Environmental Conservation concerning alleged disposal of PCB-contaminated wastes from the Corporation's Plattsburgh, New York, facility into Cumberland Bay of Lake Champlain. The Corporation has agreed to pay $9 million to the State of New York in full settlement of its remediation obligations with respect to this site.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation.
     In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure. The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation currently is defending claims of approximately 68,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts which it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     As previously reported, an action is pending against the Corporation in Alabama state court that seeks to recover damages on behalf of a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980, was installed. The plaintiffs allege that this hardboard siding was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates. They also dispute the validity and availability of the warranty issued with the product. On July 24, 1997, the court preliminarily approved a proposed settlement of this case, authorized a program to provide notice to class members and set a date in January 1998 for a hearing on the fairness of the settlement. Accordingly, the settlement remains subject to final court approval. The settlement provides a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products and for payment of $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees, and that such payments will not be material to its long term results of operations, liquidity or consolidated financial position. However, the volume and timing of actual claims, or the number of potential claimants who choose not to participate in the settlement, could cause settlement costs to exceed established reserves. A similar case has been filed against the Corporation and another defendant in state court in Georgia seeking to certify a class of individuals whose mobile homes contain the Corporation's hardboard siding. On July 8, 1997, a purported nationwide class action was filed against the Corporation in state court in Georgia making claims substantially similar to those alleged in the Alabama class action. The Corporation believes the claims of the members of these purported class actions are encompassed within the settlement of the Alabama case and it will seek to have these cases dismissed.

     The Corporation and nine other companies have been named as defendants in class action suits alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. At present, there are approximately 30 suits pending in Federal courts in Gainesville, Florida, Atlanta and Milwaukee, and in the state courts of California and Tennessee. The Corporation and the other defendants have removed the California actions to federal court. However, plaintiffs have filed actions seeking to have these cases remanded to state court. In addition, the Corporation and the other defendants have filed a petition with the Federal Judicial Panel on Multi-District Litigation asking the Panel to consolidate all of the federal court cases in Milwaukee. A hearing has been set on this petition for September 19, 1997. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year, but will not have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

     For a discussion of anticipated Cluster Rule and Year 2000 spending refer to "Management's Discussion and Analysis".


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First             -------------------------
                                 Quarter        Quarter      Year-to-date
-------------------------------------------------------------------------
1997
NET SALES
Building products              $1,781  57%    $1,943  59%    $3,724  58%
Pulp and paper                  1,351  43      1,371  41      2,722  42
Other operations                   13   -         12   -         25   -
-------------------------------------------------------------------------
Total net sales                $3,145 100%    $3,326 100%    $6,471 100%
=========================================================================
OPERATING PROFITS
Building products              $  289  92%    $  203  93%    $  492  93%
Pulp and paper                     20   7         12   6         32   6
Other operations                    4   1          3   1          7   1
-------------------------------------------------------------------------
Total operating profits           313 100%       218 100%       531 100%
                                      ===            ===            ===
General corporate expense         (37)           (48)           (85)
Interest expense                 (122)          (119)          (241)
Provision for income taxes        (64)           (24)           (88)
-------------------------------------------------------------------------
Net income                     $   90         $   27         $  117
==========================================================================

Net income per common share    $  .99         $     .30      $    1.28
==========================================================================


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,            Third Quarter                 Fourth Quarter
except per share      -----------------           --------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
-------------------------------------------------------------------------
1997
NET SALES
Building products
Pulp and paper
Other operations
-------------------------------------------------------------------------
Total net sales
=========================================================
OPERATING PROFITS
Building products
Pulp and paper
Other operations
-------------------------------------------------------------------------
Total operating
 profits

General corporate
 expense
Interest expense
Provision for
 income taxes
-------------------------------------------------------------------------
Net income
=========================================================

Net income per common share
==========================================================





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
===============================================================================




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

The Corporation reported consolidated net sales of approximately $3.3 billion for the three months ended June 30, 1997 and 1996. Net income for the 1997 second quarter was $27 million (30 cents per share) compared with $5 million (6 cents per share) in 1996. The 1996 second quarter results included a $74 million pretax (after-tax 50 cents per share) charge to earnings for the cost of an early retirement program and an after-tax loss of $5 million (5 cents per share) from the early retirement of debt.

The Corporation reduced its selling, general and administrative expenses (SG&A) to $283 million in the 1997 second quarter, compared with $349 million in 1996. The cost reduction is largely a result of a voluntary early retirement program implemented in the second half of 1996 and overhead reduction plans implemented in 1997. Approximately 950 employees elected to take early retirement effective August 30, 1996. The Corporation expects full-year 1997 SG&A to be approximately $200 million lower than in 1996.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.9 billion for the second three months of 1997, a 2 percent increase from the 1996 comparable period. Operating profits increased in 1997 to $203 million compared with $141 million in 1996. The 1996 second quarter results included a $34 million expense for an early retirement program. Return on sales was 10.4 percent and 7.4 percent for the three months ended June 30, 1997 and 1996, respectively.

Continued price increases in gypsum wallboard (up 14 percent from second quarter 1996, and up 3 percent from first quarter 1997) and lumber (up 14 percent from second quarter 1996 and up 4 percent from first quarter 1997) contributed to the higher return on sales quarter over quarter. These increases were offset by 36 percent lower prices for oriented strand board in the 1997 second quarter than in the same period in 1996. Prices for structural panels and industrial wood products remain weak due to excess industry capacity.

Operating losses for the Corporation's building products distribution division were $9 million in the second quarter, compared with a loss of $34 million in the second quarter of 1996 which included restructuring charges of $35 million. See further discussion under "Six months ended June 30, 1997 compared with June 30, 1996". Selected financial and operating data for the building products distribution business are shown in the table below:

Selected Distribution Division Data
(millions)          3 months ended June 30             6 months ended June 30
                      1997           1996                1997           1996
Sales               $1,108         $1,130              $2,091         $2,062
Operating Loss          (9)           (34)                (42)           (73)
Capital expenditures    11             67                  24            154
Depreciation            12             15                  23             22

The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $12 million in the 1997 second quarter. For the same period in 1996, the Corporation reported net sales of $1.4 billion and operating profits of $33 million. The 1996 second quarter results included a $40 million expense for an early retirement program. Return on sales decreased to 0.9 percent in 1997 from 2.3 percent in 1996, primarily due to a decline in average prices for most of the Corporation's pulp and paper products. Average containerboard prices for the quarter were approximately 25 percent below prices in the same 1996 period, while average communication paper prices for the quarter were approximately 6 percent below year ago levels. Prices for tissue products remained stable compared to the prior year and shipment volumes increased 9 percent. Average pulp prices for the second quarter were 17 percent above those of the 1996 second quarter.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

The Corporation reported consolidated net sales of $6.5 billion and net income of $117 million ($1.28 per share) for the six months ended June 30, 1997, compared with net sales of $6.4 billion and net income of $55 million (.61 cents per share) in 1996. The 1997 results include a first quarter gain of $128 million ($80 million after taxes) from the sale of the Corporation's Martell, California, assets to Sierra Pacific Industries. The 1996 results include a pretax charge of $74 million (after-tax 50 cents per share) related to the voluntary early retirement program discussed above. An extraordinary, after-tax loss of $5 million (5 cents per share) was recorded in the 1996 second quarter for the early retirement of debt.

Selling, general and administrative expense (SG&A) was $574 million for the six months ended June 30, 1997, compared with $704 million in 1996. The cost reduction is largely a result of a voluntary early retirement program implemented in the second half of 1996 and overhead reduction plans implemented in 1997. The Corporation expects full-year 1997 SG&A to be approximately $200 million lower than in 1996.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $3.7 billion and operating profits of $492 million for the six months ended June 30, 1997, compared with net sales of $3.5 billion and operating profits of $208 million in 1996. The 1996 six months results included a $34 million expense for an early retirement program. Return on sales increased to 13.2 percent from 6.0 percent a year ago. A 19 percent increase in lumber prices, combined with increased gypsum prices and shipment volumes, more than offset approximately 35 percent lower prices for oriented strand board and an 8 percent increase in log costs.


Operating losses for the Corporation's building products distribution division were $42 million for the first half of 1997, compared with losses of $21 million in 1996 before restructuring charges of $52 million. Operating losses are worse for the first six months of this year compared to last year primarily as a result of an approximate $17 million deterioration in margins. Sales volume deteriorated in the second quarter of this year compared to last year and is flat for the first six months compared to last year. The Corporation is currently projecting an operating loss for the second half of 1997, as this business continues to experience problems stemming from its restructuring that is impeding its ability to return to profitability. Management is aggresively addressing these problems, but cannot predict when the division will return to profitability. Selected financial and operating data for the building products distribution business are shown in the table above.


The Corporation's pulp and paper segment reported net sales of $2.7 billion and operating profits of $32 million for the six-month period ended June 30, 1997, compared with net sales of $2.9 billion and operating profits of $207 million in 1996. The 1996 six months results included a $40 million expense for an early retirement program. Return on sales decreased to 1.2 percent compared with 7.2 percent for the same period a year ago, primarily as a result of substantially lower prices for most of the Corporation's pulp and paper products. Compared with the 1996 first half, prices were 30 percent lower for containerboard, 6 percent lower for market pulp, and 12 percent lower for communication papers. Tissue prices were slightly lower than a year ago, although shipment volumes increased 13 percent.


LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES: The Corporation generated cash from operations of $395 million during the first six months of 1997, compared with $572 million in the first six months of 1996. This decline is primarily attributable to lower pulp and paper prices. Additionally, cash used for working capital in the first six months of 1997 was $80 million higher than in the first six months of 1996.

INVESTING ACTIVITIES: Property, plant, and equipment investments for the six months ended June 30, 1997 were $270 million compared with $652 million in the first half of 1996. Expenditures in 1997 included $158 million in the pulp and paper segment, $82 million in the building products segment, and $30 million of other and general corporate. The Corporation purchased the U.S. and Canadian gypsum operations of Domtar Inc. for $350 million in the second quarter of 1996. The Corporation expects to invest a total of approximately $800 million in 1997, without considering the cost of any acquisitions.

On March 31, 1997, the Corporation completed the sale of its Martell, California, assets to Sierra Pacific Industries for $308 million. Assets included in this transaction were 127,000 acres of timberlands, a sawmill, and a particleboard plant.

By the end of 1997, the United States Environmental Protection Agency ("EPA") is expected to promulgate a set of technical provisions known as the Cluster Rule that will establish new requirements for air emissions and wastewater discharges from pulp and paper mills. The Corporation estimates that capital expenditures of approximately $550 million will be made over the next eight years in order to comply with the Cluster Rule's requirements. Of that total, about $300 million will be needed within three years of the Cluster Rule's effective date, which is expected to be in the fourth quarter of 1997. One of the main components of the Cluster Rule is that pulp and paper mills use only elemental chlorine free ("ECF") technology, which will require the complete substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process. Approximately $165 million of the amounts required to be spent in the next three years will go toward ECF conversion at mills located in Ashdown, Arkansas; Crossett, Arkansas; Bellingham, Washington; Palatka, Florida; and Woodland, Maine. The bulk of the remaining $135 million to be spent within the next three years is for additional air emissions controls at the Corporation's pulp and paper facilities.

FINANCING ACTIVITIES: The Corporation's total debt was $5.6 billion at June 30, 1997. Total debt at December 31, 1996 was $5.9 billion, which included $350 million under the accounts receivable sale program.

In conjunction with the sale of the Corporation's Martell, California, operations, the Corporation received notes receivable from Sierra Pacific Industries in the amount of $270 million. These notes are included in other assets. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. Proceeds from the notes receivable will be used to fund payments required for the notes payable. The notes payable are classified as "Other long-term liabilities" on the Corporation's balance sheet. Proceeds from the issuance of the notes payable and cash from operations were used to reduce debt in the 1997 second quarter, including $300 million of 9.85% notes that were due on June 1, 1997.

The Corporation adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in the first quarter. As a result, the Corporation's accounts receivable sale program is accounted for as a secured borrowing effective January 1, 1997. The $280 million of receivables outstanding under the program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheet at June 30, 1997. The fees associated with the program are included in interest expense.

At June 30, 1997, the Corporation had outstanding borrowings of $646 million under certain Industrial Revenue Bonds. Approximately $15 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheet.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of June 30, 1997, $728 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

At June 30, 1997, the Corporation's weighted average interest rate on its total debt was 7.7% including outstanding interest rate exchange agreements. At June
 30, 1997, these interest rate
exchange agreements effectively converted $496 million of floating rate obligations with a weighted average interest rate of 5.6% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 1.6 years. As of June 30, 1997, the Corporation's total floating rate debt exceeded related interest rate exchange agreements by $1.4 billion.

As of June 30, 1997, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

In 1997, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER     In February 1997, the Financial Accounting  Standards Board  (FASB)
issued Financial Accounting Standard Number 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. The Corporation will be required to adopt the new Standard in the 1997 fourth quarter. All prior period earnings per share data will be restated to conform with the provisions of SFAS 128. Based on a preliminary evaluation of this Standards' requirements, the Corporation does not expect the per share amounts reported under SFAS 128 to be materially different from those calculated and presented under APB Opinion 15.

In June 1997, the FASB issued Financial Accounting Standard Number 130 (SFAS
130) "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation will be required to adopt the new Standard in 1998. All prior periods presented will be reported in accordance with SFAS 130 for comparative purposes.

Also in June 1997, the FASB issued Financial Accounting Standard Number 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related
Information". This statement requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation will be required to adopt the new standard in 1998; prior period information will be restated. Management is evaluating the effect of this statement on reported segment information.

The Corporation expects to incur significant costs during the next two to three years to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. The Corporation currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible at present to give an accurate estimate of the cost of this work, the Corporation expects that such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements under "Management's Discussion and Analysis" and other statements contained herein which are not historical facts are forward-looking statements based on current expectations. The accuracy of such statements is subject to a number of risks and assumptions. In addition to any such risks and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the realization of projected savings from the Corporation's investments in systems, operations and cost reduction programs, including the ability of management to return the Corporation's building products distribution division to profitability; the Corporation's ability to timely and efficiently address the Year 2000 problem; changes in the productive capacity of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; variations in the level of housing starts; fluctuations in currency exchange rates; the supply and cost of wood fiber; and other risks and assumptions discussed in the Corporation's Form 10-Q dated March 31, 1997, the Corporation's Form 10-K for the fiscal year ending December 31, 1996, and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 June 30, 1997


Item 1.   Legal Proceedings

          The information contained in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

          The Corporation is close to resolving an enforcement action brought by the Georgia Environmental Protection Division against its Brunswick pulp and paper mill for violations of the Clean Air Act that occurred prior to 1992. These violations were discovered by the Corporation and voluntarily disclosed to the State. The penalty and costs of a supplemental environmental project (which will be undertaken to reduce the penalty amount) are anticipated to total approximately $500,000.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Corporation was held on May 6, 1997. At the annual meeting, four directors were elected, and an Amendment to the Outside Directors Stock Plan and the 1997 Employee Stock Purchase Plan were each approved. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the related proxy statement, and all of such nominees were elected. The results of shareholder voting are as follows:

          Election of Directors:

                                          For       Withheld

                 Jane Evans               75,979,527     857,163
                 Richard V. Giordano      76,031,737     804,953
                 M. Douglas Ivester       76,036,369     800,321
                 Louis W. Sullivan, M.D.  75,840,231     996,459

          Approval of Amendment to the Outside Directors Stock Plan:

                 For          Against      Abstain      Non-Votes
                 73,444,230   2,844,679    547,781      -0-

          Approval of 1997 Employee Stock Purchase Plan:

                 For          Against      Abstain      Non-Votes
                 63,688,479   12,736,588   411,623      -0-

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 Exhibit 4.5       1997 Employee Stock Purchase Plan.

                 Exhibit 10.11     Amendment to the Outside Directors Stock
                                   Plan.

                 Exhibit 11        Statements of Computation of Per Share
                                   Earnings.

                 Exhibit 27        Financial Data Schedule.

          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997                  GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1997


Number         Description
------         -----------
4.5       1997 Employee Stock Purchase Plan. (1)

10.11     Amendment to the Outside Directors Stock Plan. (1)

11        Statements of Computation of Per Share Earnings. (1)

27        Financial Data Schedule. (1)


-------------------------------
(1)  Filed via Edgar