Form 10-Q
period 1997-09-30
GEORGIA PACIFIC CORP
filed 1997-11-14
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

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

As of the close of business on November 7, 1997, Georgia-Pacific Corporation had 92,607,698 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                        Three months          Nine months
                                     ended September 30,  ended September 30,
                                       --------------       --------------

(Millions, except per share amounts)   1997      1996      1997      1996
-----------------------------------------------------------------------
Net sales                              $3,373    $3,451    $9,844    $9,828
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                          2,579     2,643     7,691     7,441
 Selling, general and
   administrative                         288       344       862     1,048
 Depreciation and cost of timber
   harvested                              243       247       710       707
 Interest                                 114       120       355       346
 Other income                               -       (78)     (128)       (4)
-----------------------------------------------------------------------
Total costs and expenses                3,224     3,276     9,490     9,538
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                   149       175       354       290
Provision for income taxes                 63        76       151       131
-----------------------------------------------------------------------
Income before extraordinary item           86        99       203       159
Extraordinary item - loss from early
 retirement of debt, net of taxes           -         -         -        (5)
-----------------------------------------------------------------------
Net income                             $   86    $   99    $  203    $  154
==========================================================================
Per share:
 Income before extraordinary item      $ 0.94    $ 1.09    $   2.23  $ 1.75
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -         -          -      (.05)
-----------------------------------------------------------------------
Net income                             $ 0.94    $ 1.09    $   2.23  $ 1.70
==========================================================================
Average number of shares outstanding     91.5      90.6      91.2      90.5
==========================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries
(Unaudited)

                                                         Nine months
                                                     ended September 30,
                                                  -------------------------
(Millions)                                            1997         1996
-------------------------------------------------------------------------
Cash provided by (used for) operations
  Net income                                           $ 203     $ 154
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          588       574
   Cost of timber harvested                              122       133
   Other income                                         (128)      (41)
   Deferred income tax provision                         111        23
   Amortization of goodwill                               44        45
   Stock compensation programs                             8        29
   Gain on sales of assets                               (29)      (24)
   Increase in receivables                              (142)      (27)
   Decrease in inventories                                73        41
   Change in other working capital                       (61)       60
   Increase in taxes payable                              17        39
   Change in other assets and other
     long-term liabilities                               (26)       28
-------------------------------------------------------------------------
Cash provided by operations                              780     1,034
-------------------------------------------------------------------------
Cash provided by (used for) investment activities
  Capital expenditures
   Property, plant and equipment                        (426)     (871)
   Timber and timberlands                               (118)      (92)
-------------------------------------------------------------------------
  Total capital expenditures                            (544)     (963)
  Acquisition                                              -      (363)
  Decrease in cash restricted
   for capital expenditures                               11        78
  Proceeds from sales of assets                          356       113
  Other                                                   (2)       (7)
-------------------------------------------------------------------------
Cash used for investment activities                     (179)   (1,142)
-------------------------------------------------------------------------
Cash provided by (used for) financing activities
  Proceeds from option plan exercises                     29         2
  Repayments of long-term debt                          (306)     (161)
  Additions to long-term debt                              -        24
  Fees paid to issue debt                                  -        (1)
  Decrease in bank overdrafts                            (33)      (25)
  Increase (decrease) in commercial paper and
   other short-term notes                               (157)      405
  Cash dividends paid                                   (137)     (137)
-------------------------------------------------------------------------
Cash provided by (used for) financing activities        (604)      107
-------------------------------------------------------------------------
Decrease in cash                                          (3)       (1)
  Balance at beginning of period                          10        11
-------------------------------------------------------------------------
  Balance at end of period                             $   7     $  10
========================================================================


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                   September 30, December 31,
(Millions, except shares and per share amounts)        1997         1996
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $      7     $    10
  Receivables, less allowances of $10 and $10           1,449         959
  Inventories                                           1,385       1,467
  Deferred income taxes                                   129         129
  Other current assets                                     55          50
-------------------------------------------------------------------------
Total current assets                                    3,025       2,615
-------------------------------------------------------------------------
Timber and timberlands                                  1,176       1,337
-------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,012      13,733
  Accumulated depreciation                             (7,648)     (7,173)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,364       6,560
-------------------------------------------------------------------------
Goodwill                                                1,614       1,658
-------------------------------------------------------------------------
Other assets                                              929         648
-------------------------------------------------------------------------
Total assets                                         $ 13,108     $12,818
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    218     $   251
 Commercial paper and other short-term notes              838         645
 Current portion of long-term debt                        424         311
 Accounts payable                                         558         662
 Accrued compensation                                     211         196
 Accrued interest                                          97          85
 Other current liabilities                                347         340
-------------------------------------------------------------------------
Total current liabilities                               2,693       2,490
-------------------------------------------------------------------------
Long-term debt, excluding current portion               3,954       4,371
-------------------------------------------------------------------------
Other long-term liabilities                             1,548       1,275
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,272       1,161
-------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock, par value $.80; 150,000,000
   shares authorized; 91,949,000 and 91,396,000
   shares issued                                           74          73
 Additional paid-in capital                             1,330       1,277
 Retained earnings                                      2,266       2,200
 Long-term incentive plan deferred compensation            (8)        (11)
 Other                                                    (21)        (18)
-------------------------------------------------------------------------
Total shareholders' equity                              3,641       3,521
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 13,108     $12,818
===========================================================================


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
SEPTEMBER 30, 1997


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

3. OTHER (INCOME) EXPENSE. The first quarter 1997 sale of the Corporation's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million (after-tax gain of $80 million). In the 1996 third quarter, the Corporation recorded other pretax income of $78 million. The sale of two gypsum wallboard production facilities generated a pretax gain of $41 million. The remaining gain of $37 million primarily related to settlement of pension obligations from the implementation of the Corporation's voluntary early retirement program. 1996 nine-month operating profits include second quarter pretax expense of $74 million for the estimated costs of enhanced pension benefits and continued health care benefits offered under the voluntary early retirement program.

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


                                                Nine months
                                             ended September 30
                                          ------------------------
     (Millions)                                1997     1996
     ---------------------------------------------------------------

     Total interest costs                     $ 364    $ 369
     Interest capitalized                        (9)     (23)
     ---------------------------------------------------------------
     Interest expense                         $ 355    $ 346
     ================================================================
     Interest paid                            $ 349    $ 349
     ================================================================
     Income taxes paid, net of refunds        $  24    $  63
     ================================================================


6. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                    September 30, December 31,
     (Millions)                          1997       1996
     ---------------------------------------------------------------
     Raw materials                    $   371     $  415
     Finished goods                       932        979
     Supplies                             295        295
     LIFO reserve                        (213)      (222)
     ---------------------------------------------------------------
     Total inventories                $ 1,385     $1,467
     ============================================================



7. PROVISION FOR INCOME TAXES. The effective tax rate was 42 percent for the three months ended September 30, 1997, and 43 percent for the three months ended September 30, 1996. The effective tax rate was 43 percent for the nine months ended September 30, 1997, and 45 percent for the nine months ended September 30, 1996. The effective tax rate for each period was different than the statutory rates primarily because of nondeductible goodwill amortization expense.

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

     The Corporation is involved in environmental remediation activities at approximately 200 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 31 percent are being investigated, approximately 40 percent are being remediated and approximately 29 percent are being monitored (an activity which occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations and the inability to determine the Corporation's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $57 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on such parties' financial condition and probable contribution on a per site basis.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation.
     In many cases the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure. The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation currently is defending claims of approximately 58,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts which it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     As previously reported, the Corporation is defending an action in Alabama state court that seeks to recover damages on behalf of a class of all persons currently owning structures in the United States on which hardboard siding manufactured by the Corporation after January 1, 1980, has been installed. The plaintiffs allege that this hardboard siding was inadequately designed and manufactured and as a consequence prematurely discolors and deteriorates. They also dispute the validity and availability of the warranty issued with the product. On July 24, 1997, the court preliminarily approved a proposed settlement of this case, authorized a program to provide notice to class members and set a date in January 1998 for a hearing on the fairness of the settlement. Accordingly, the settlement remains subject to final court approval. The settlement provides a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products and for payment of $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees. However, the volume and timing of actual claims, or the number of potential claimants who choose not to participate in the settlement, could cause settlement costs to exceed established reserves. A similar case has been filed against the Corporation and another defendant in state court in Georgia seeking to certify a class of individuals whose mobile homes contain the Corporation's hardboard siding. On July 8, 1997, a purported nationwide class action was filed against the Corporation in state court in Georgia making claims substantially similar to those alleged in the Alabama class action. The Corporation believes the claims of the members of these purported class actions are encompassed within the settlement of the Alabama case and it will seek to have these cases dismissed.

     In May of 1997, the Corporation and nine other companies were named as defendants in a class action suit alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 40 similar suits have been filed in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California and Tennessee. The Corporation and the other defendants have removed the California and Tennessee state court actions to federal court. However, plaintiffs have filed motions seeking to have these cases remanded to state court. In addition, the Corporation and the other defendants filed a petition with the Federal Judicial Panel on Multi-District Litigation asking the Panel to consolidate all of the federal court cases in one jurisdiction. On October 15, 1997, the Panel consolidated all federal court cases in the federal district court in Gainesville, Florida. Although some cases have been remanded back to state court in California, the federal court in Gainesville will decide the motions to remand the remaining cases to state courts in California and Tennessee. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

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

     For a discussion of anticipated Cluster Rule compliance costs refer to "Management's Discussion and Analysis".

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
==========================================================================


SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,            Third Quarter                 Fourth Quarter
except per share      -----------------           --------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
-------------------------------------------------------------------------
1997
NET SALES
Building products   $ 1,946   58%  $ 5,670   58%
Pulp and paper        1,414   42     4,136   42
Other operations         13    -        38    -
--------------------------------------------------------------------------------
Total net sales     $ 3,373  100%  $ 9,844  100%
===============================================================================
OPERATING PROFITS
Building products   $   221   70%  $   713   84%
Pulp and paper           93   29       125   15
Other operations          3    1        10    1
--------------------------------------------------------------------------------
Total operating
 profits                317  100%      848  100%
                             ===            ===            ===            ===
General corporate
 expense                (54)          (139)
Interest expense       (114)          (355)
Provision for
 income taxes           (63)          (151)
--------------------------------------------------------------------------------
Net income          $    86        $   203
===============================================================================

 Net income
   per common share $   .94        $  2.23
===============================================================================
==========================================================




SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1996
NET SALES
Building products              $1,571  52%    $1,896  57%    $3,467  55%
Pulp and paper                  1,471  48      1,416  43      2,887  45
Other operations                   11   -         12   -         23   -
--------------------------------------------------------------------------------
Total net sales                $3,053 100%    $3,324 100%    $6,377 100%
===============================================================================
OPERATING PROFITS
Building products              $   67  28%    $  141  80%    $  208  50%
Pulp and paper                    174  72         33  19        207  49
Other operations                    2   -          3   1          5   1
--------------------------------------------------------------------------------
Total operating profits           243 100%       177 100%       420 100%
                                      ===            ===            ===
General corporate expense         (41)           (38)           (79)
Interest expense                 (112)          (114)          (226)
Provision for income taxes        (40)           (15)           (55)
--------------------------------------------------------------------------------
Income before extraordinary
  item                             50             10             60
Extraordinary item - loss from
  early retirement of debt, net
  of taxes                          -             (5)            (5)
--------------------------------------------------------------------------------
Net income                     $   50         $    5         $   55
===============================================================================
Per common share:
    Income before extraordinary
       item                   $      .55     $      .11     $      .66
  Extraordinary item - loss from
      early retirement of debt, net
      of taxes                      -              (.05)          (.05)
--------------------------------------------------------------------------------
Net income                    $      .55     $      .06     $      .61
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
===============================================================================






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

The Corporation reported consolidated net sales of approximately $3.4 billion for the three months ended September 30, 1997 and 1996. Net income for the 1997 third quarter was $86 million (94 cents per share) compared with $99 million ($1.09 per share) in 1996. The 1996 third quarter results include other pretax income of $78 million (after-tax 53 cents per share), including a gain of $37 million primarily related to the Corporation's voluntary early retirement program and a gain of $41 million from the sale of two gypsum wallboard production facilities.

The Corporation reduced its selling, general and administrative expenses (SG&A) to $288 million in the 1997 third quarter, compared with $344 million in 1996. The cost reduction is largely a result of a voluntary early retirement program implemented in the second half of 1996 and overhead reduction plans implemented in 1997. Approximately 950 employees elected to take early retirement effective August 30, 1996. The Corporation expects full-year 1997 SG&A to be more than $200 million lower than in 1996.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.9 billion and operating profits of $221 million for the three months ended September 30, 1997, compared with net sales of $2.0 billion and operating profits of $240 million in 1996, including unusual items. The 1996 third quarter results included a pretax gain of $41 million generated from the sale of two gypsum wallboard production facilities and a $17 million gain primarily related to settlement of pension obligations from the implementation of the Corporation's voluntary early retirement program. Return on sales was 11.4 percent in the 1997 third quarter compared with 9.1 percent in the 1996 third quarter, excluding unusual items.

Average prices in the third quarter of 1997 were higher than 1996 third quarter averages for gypsum wallboard (up 9 percent), plywood (up 7 percent) and lumber (up 5 percent), contributing to the higher return on sales quarter over quarter. These increases were offset by 26 percent lower average prices for oriented strand board in the 1997 third quarter than in the same period in 1996. Prices for oriented strand board and industrial wood products remain weak due to excess industry capacity.

Operating losses for the Corporation's building products distribution division were $13 million in the third quarter, compared with a 1996 third quarter loss of $20 million that included $16 million of restructuring charges. See further discussion under "Nine Months Ended September 30, 1997 Compared With September 30, 1996". Selected financial and operating data for the building products distribution business are shown in the table below:


                      Selected Distribution Division Data
                                (in millions)
                    3 months ended September 30,    9 months ended September 30,
                     1997           1996              1997        1996
Sales               $1,098         $1,236            $3,189      $3,298
Operating Loss         (13)           (20)              (55)        (93)
Capital expenditures     9             53                33         207
Depreciation            12             12                35          34



The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $93 million in the 1997 third quarter. For the same period in 1996, this segment reported net sales of $1.4 billion and operating profits of $104 million. The 1996 third quarter results included a $20 million gain related to the early retirement program. Return on sales increased to 6.6 percent in 1997 from 6 percent in 1996 (excluding the $20 million unusual gain). Significant third quarter average price improvements in pulp (up 12% from third quarter 1996, and up 13% from second quarter 1997), and increases in bleached board prices, contributed to the increased return on sales over the prior year's third quarter. Average containerboard and communication paper prices for the quarter remained below prices in the same 1996 period; however, prices increased notably from the 1997 second quarter. Prices and volumes for tissue products remained stable compared to the prior year's third quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

The Corporation reported consolidated net sales of $9.8 billion and net income of $203 million ($2.23 per share) for the nine months ended September 30, 1997, compared with net sales of $9.8 billion and net income of $154 million ($1.70 per share) for the nine months ended September 30, 1996. The 1997 results include a first quarter pretax gain of $128 million (88 cents per share after-tax) from the sale of the Corporation's Martell, California assets. The 1996 results include other pretax income of $4 million (3 cents per share after-tax), resulting from a net pretax charge of $37 million primarily related to the voluntary early retirement program discussed above and a pretax gain of $41 million from the sale of two gypsum wallboard facilities. An extraordinary, after-tax loss of $5 million (5 cents per share) was recorded in the 1996 second quarter for the early retirement of debt.

In 1996, the Corporation set a goal of improving its annual pretax earnings by approximately $400 million through a three-year effort to reduce overhead costs and improve efficiencies throughout the Corporation. The Corporation expects to achieve about half of this cost reduction by eliminating work and the related salaried positions. As part of this effort, the Corporation implemented a voluntary early retirement program in 1996. The Corporation also expects to realize significant efficiencies and cost savings from cost reduction efforts at its manufacturing facilities.

Selling, general and administrative expense ("SG&A") was $862 million for the nine months ended September 30, 1997, compared with $1,048 million for the same period in 1996. The cost reduction is largely a result of a voluntary early retirement program initiated in 1996 and overhead reduction plans implemented in 1997. The Corporation expects full-year 1997 SG&A to be more than $200 million lower than in 1996.

The Corporation reported income before income taxes of $354 million and an income tax provision of $151 million for the nine months ended September 30, 1997, compared with pretax income of $290 million and an income tax provision of $131 million for the first nine months of 1996. The effective tax rate used to calculate the provision for income taxes for both years was higher than the statutory rates used to calculate federal and state income taxes primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $5.7 billion and operating profits of $713 million for the nine months ended September 30, 1997, compared with net sales of $5.5 billion and operating profits of $448 million for the same period in 1996. The 1996 nine months' results included a $17 million expense for the voluntary early retirement program referred to above and a $41 million pretax gain on the sale of two gypsum wallboard production facilities. Return on sales increased to 12.6% in the first nine months of 1997 from 8.1% in the first nine months of 1996. A 15% increase in lumber prices, combined with a 12% increase in gypsum prices, more than offset approximately 32% lower prices for oriented strand board and an increase in log costs.

Operating losses for the Corporation's building products distribution division were $55 million for the first nine months of 1997, compared with losses of $25 million for the same period in 1996 before restructuring charges of $68 million. Operating losses were worse for the first nine months of 1997 compared to the first nine months of 1996 primarily as a result of an approximate $33 million deterioration in margins. Sales volumes were down in the first nine months of 1997 compared with the same period in 1996. The Corporation is currently projecting an operating loss for this division for 1997, as this business continues to experience problems stemming from a restructuring of administrative and logistical processes that is impeding its ability to return to profitability. Management is aggressively addressing these problems, but cannot predict when the division will return to profitability. Capital expenditures for the acquisition and construction of new distribution facilities are expected to total approximately $400 million, excluding proceeds from asset sales. Approximately $385 million of that amount had been invested since the inception of the restructuring program through September 30, 1997.

Lumber prices began to decrease towards the end of the third quarter of 1997, and the Corporation anticipates sharply lower lumber prices and somewhat lower plywood and oriented strand board prices in the fourth quarter. In addition, the operating loss of the Distribution Division is expected to increase significantly in the fourth quarter of 1997 compared to earlier quarters. These factors will adversely affect fourth quarter 1997 operating profits of the building products segment, compared to the third quarter of 1997. The foregoing statements regarding anticipated prices in the fourth quarter for the Corporation's building products, and the expected fourth quarter loss from the Distribution Division, are forward-looking statements based on current expectations and involve a number of risks and uncertainties. See "Cautionary Statement For Purposes Of The 'Safe Harbor' Provisions Of The Private Securities Litigation Reform Act of 1995" below.

Selected financial and operating data for the building products distribution business are shown in the table under the caption "Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996" above.


PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $4.1 billion and operating profits of $125 million for the nine-month period ended September 30, 1997, compared with net sales of $4.3 billion and operating profits of $311 million for the nine-month period ended September 30, 1996. The 1996 nine months' results included a $20 million expense for the voluntary early retirement program referred to above. Return on sales decreased to 3% for the first nine months of 1997 compared with 7.3% for the same period in 1996, primarily as a result of substantially lower year-to-date average prices for containerboard and communication papers. Compared with the first nine months of 1996, year-to-date average prices were approximately 25% lower for containerboard and approximately 10% lower for communication papers. Year-to-date average prices for the other major paper grades were approximately the same as the comparable amounts for 1996.

Prices for market pulp and communication paper increased in the second and third quarters of 1997, but are expected to be flat in the fourth quarter. The Corporation anticipates modest increases in containerboard and packaging prices in the fourth quarter compared to earlier quarters of 1997. The fourth quarter of 1997 will also be impacted due to scheduled maintenance shutdowns at certain facilities. Overall operating profits of the pulp and paper segment in the fourth quarter of 1997 are expected to be slightly below those of the third quarter. The foregoing statements regarding anticipated prices in the fourth quarter for the Corporation's pulp and paper products, and overall operating profits of the pulp and paper segment are forward-looking statements based on current expectations and involve a number of risks and uncertainties. See "Cautionary Statement For Purposes Of The `Safe Harbor' Provisions Of The Private Securities Litigation Reform Act of 1995" below.



LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES
The Corporation generated cash from operations of $780 million during the first nine months of 1997, compared with $1,034 million in the first nine months of 1996, primarily due to higher working capital levels.

INVESTING ACTIVITIES
Property, plant, and equipment investments for the nine months ended September 30, 1997, were $426 million compared with $871 million in the first nine months of 1996. Expenditures through September 30, 1997, included $256 million in the pulp and paper segment, $125 million in the building products segment, and $45 million of other and general corporate. The Corporation expects to invest approximately $750 million in 1997 without considering the cost of any acquisitions.

During the first nine months of 1997, the Corporation received $356 million of proceeds from asset sales. This amount included $308 million of proceeds from the sale of the Corporation's Martell, California assets on March 31, 1997. The Martell assets included 127,000 acres of timberlands, a sawmill, and a particleboard plant.

In the second quarter of 1996, the Corporation purchased for $363 million the United States and Canadian gypsum operations of Domtar Inc., consisting of 14 plants. As part of its agreement with the United States Department of Justice permitting the Domtar acquisition, during the third quarter of 1996 the Corporation sold its gypsum wallboard plants at Buchanan, New York, and Wilmington, Delaware, for approximately $60 million.

During 1996, the Corporation invested $130 million for pollution control and abatement. The Corporation's 1997 capital expenditure budget currently includes approximately $80 million for environmental-related projects. Certain other capital projects that are being undertaken for the primary reasons of improving financial returns or safety will also include expenditures for pollution control.

The United States Environmental Protection Agency has announced that it will promulgate a set of technical provisions known as the "Cluster Rule" that will establish new requirements for air emissions and wastewater discharges from pulp and paper mills. The Corporation estimates that capital expenditures of approximately $550 million will be made over the next eight years in order to comply with the Cluster Rule's requirements. Of that total, about $300 million will be needed within three years of the Cluster Rule's effective date, which is expected to be in the first quarter of 1998. One of the main components of the Cluster Rule is that pulp and paper mills use only elemental chlorine free ("ECF") technology, which will require the complete substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process. Approximately $165 million of the amounts required to be spent in the next three years will go toward ECF conversion at mills located in Ashdown, Arkansas; Crossett, Arkansas; Bellingham, Washington; Palatka, Florida; and Woodland, Maine. The bulk of the remaining $135 million to be spent within the next three years is for additional air emissions controls at the Corporation's pulp and paper facilities.

FINANCING ACTIVITIES
At September 30, 1997, and December 31, 1996, the Corporation's total debt was $5.4 billion and $5.6 billion, respectively. The amounts of the Corporation's debt and accounts receivable on the balance sheet at December 31, 1996, does not include $350 million of proceeds from the accounts receivable sale program.
That amount, although not reflected on the balance sheet, was considered part of the Corporation's total debt at December 31, 1996, under the assumption that at the end of the program the proceeds will be replaced by debt. In the 1997 first quarter, the Corporation adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, the accounts receivable sale program is accounted for as a secured borrowing effective January 1, 1997. The $280 million of receivables outstanding under the program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheet at September 30, 1997. The fees associated with the program are included in interest expense for all periods.

In conjunction with the sale of the Corporation's Martell, California operations, in March 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million. These notes are included in "Other assets" on the Corporation's balance sheet at September 30, 1997. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. Proceeds from the notes receivable will be used to fund payments required for the notes payable. The notes payable are classified as "Other long-term liabilities" on the Corporation's balance sheet. Proceeds from the issuance of the notes payable and cash from operations were used to reduce debt in the 1997 second quarter, including $300 million of 9.85% notes that were due on June 1, 1997.

At September 30, 1997, the Corporation had outstanding borrowings of $646 million under certain Industrial Revenue Bonds. Approximately $15 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheet.

The Corporation has a $1.5 billion unsecured revolving credit facility that is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 1997, $942 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes parameters of the Corporation's financial risk. Hedging interest-rate exposure through the use of swaps and options, and hedging foreign exchange exposure through the use of forward contracts, are specifically contemplated to manage risk in keeping with management policy. Derivative instruments such as swaps, forwards, option or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract, invoice or transaction determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At September 30, 1997, the Corporation's weighted average interest rate on its total debt was 7.7% including outstanding interest rate exchange agreements. At September 30, 1997, these interest rate exchange agreements effectively converted $496 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9%. These agreements increased interest expense by $12 million for the nine months ended September 30, 1997. These agreements have a weighted average maturity of approximately 1.3 years. As of September 1997, the Corporation's total floating rate debt exceeded related interest rate exchange agreements by $1.2 billion.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at September 30, 1997.

As of September 30, 1997, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

In 1997, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments.

OTHER
In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard Number 128 (SFAS 128), "Earnings Per Share," that specifies the computation, presentation, and disclosure requirements for earnings per share. The Corporation will be required to adopt the new Standard in the 1997 fourth quarter. All prior period earnings per share data will be restated to conform with the provisions of SFAS 128. Based on a preliminary evaluation of this Standard's requirements, the Corporation does not expect the per share amounts reported under SFAS 128 to be materially different from those calculated and presented under APB Opinion 15.

In June 1997, the FASB issued Financial Accounting Standard Number 130 (SFAS
130) "Reporting Comprehensive Income," that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation will be required to adopt the new Standard in 1998.

Also in June 1997, the FASB issued Financial Accounting Standard Number 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related
Information." This statement requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation will be required to adopt the new standard in 1998; prior period information will be restated. Management is evaluating the effect of this statement on reported segment information.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Financial Statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements under "Management's Discussion and Analysis" and other statements contained herein which are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the realization of projected savings from the Corporation's investments in systems, operations and cost reduction programs, including the ability of management to return the Corporation's building products distribution division to profitability; the Corporation's ability to timely and efficiently address the Year 2000 problem; changes in the productive capacity of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; variations in the level of housing starts; fluctuations in currency exchange rates; the supply and cost of wood fiber; and other risks and assumptions discussed in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended by the Corporation's Annual Report on Form 10-K/A filed on March 17, 1997, and the Corporation's Annual Report on Form 10-K/A-1 filed on March 25, 1997, the Corporation's Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997, and the Corporation's Current Reports on Form 8-K dated October 17, 1996, September 17, 1997 and September 18, 1997 and Current Report on Form 8-K/A dated September 18, 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                               September 30, 1997

Item 1.   Legal Proceedings

          The information contained in Note 8 "Commitments and Contingencies" of the Notes to Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

          The Corporation has resolved an enforcement action brought by the Georgia Environmental Protection Division against its Brunswick pulp and paper mill for violations of the Clean Air Act that occurred prior to 1992. These violations were discovered by the Corporation and voluntarily disclosed to the State. The Corporation was assessed a $401,000 penalty plus costs of a supplemental environmental project.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    Exhibit 11. Statements of Computation of Per Share Earnings.

                    Exhibit 27. Financial Data Schedule.

          (b) Current Reports on Form 8-K dated September 17, 1997 and September 18, 1997 and Current Report on Form 8-K/A dated September 18, 1997 were filed by the Corporation during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1997            GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1997


Number         Description
------         -----------
11.       Statements of Computation of Per Share Earnings. (1)

27.       Financial Data Schedule. (1)




-------------------------------
(1)       Filed by EDGAR