Form 10-K405
period 1997-12-31
GEORGIA PACIFIC CORP
filed 1998-03-26
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended December 31, 1997

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

                   GEORGIA
 93-0432081
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

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


Georgia-Pacific Corporation - Georgia-Pacific          New York Stock Exchange
   Group Common Stock ($.80 par value)
Georgia-Pacific Corporation - Timber                   New York Stock Exchange
   Group Common Stock ($.80 par value)

Georgia-Pacific Group Rights to Purchase               New York Stock Exchange
   Series B Junior Preferred Stock (no par value)
Timber Group Rights to Purchase                        New York Stock Exchange
   Series C Junior Preferred Stock (no par value)

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     As of the close of business on March 25, 1998, the registrant had 92,191,860 shares of Georgia-Pacific Group Common Stock outstanding and 92,633,759 shares of Timber Group Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1998 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are "affiliates") was $5,520,056,905 for Georgia-Pacific Group Common Stock and $2,128,647,169 for Timber Group Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

     1. The Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and

     2. The Corporation's definitive Proxy Statement dated March 23, 1998, for use in connection with the Annual Meeting of Shareholders to be held on May 5, 1998, portions of which are incorporated by reference into
          Part III of this Form 10-K.

                          GEORGIA-PACIFIC CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1997

                               TABLE OF CONTENTS

                              PART I                             Page


Item 1.        Business                                          1

Item 2.        Properties                                        2

Item 3.        Legal Proceedings                                 2

Item 4.        Submission of Matters to a Vote of Security
                 Holders                                         3

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                               4

Item 6.        Selected Financial Data                           4

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations               5

Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk                                       5

Item 8.        Financial Statements and Supplementary Data       5

Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure               6

                                    PART III

Item 10.       Directors and Executive Officers of the
               Registrant                                        6

Item 11.       Executive Compensation                            9

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                    9

Item 13.       Certain Relationships and Related Transactions    9

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                               9

                                     PART I

ITEM 1.   BUSINESS
Georgia-Pacific Corporation was organized in 1927 under the laws of the State of Georgia.

On December 16, 1997, shareholders of Georgia-Pacific Corporation approved the creation of two classes of common stock, Georgia-Pacific Group Stock and Timber Group Stock, intended to reflect separately the performance of the Corporation's two operating groups, Georgia-Pacific Group and The Timber Company.
In this document, the following terms and definitions are used:

"Corporation" refers to Georgia-Pacific Corporation and its subsidiaries, which includes the businesses of both the Georgia-Pacific Group and The Timber Company.

"Georgia-Pacific Group" refers to the Corporation's manufacturing and distribution businesses.

"The Timber Company" refers to the Corporation's timber and timberlands business.

"Georgia-Pacific Group Stock" refers to the Corporation's Georgia-Pacific Group common stock, par value $.80.

"The Timber Company Stock" refers to the Corporation's Timber Group common stock, par value $.80.

Information pertaining to the Corporation's businesses, including industry segments, set forth under the captions "Financial Strategy", "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis," "Georgia-Pacific Corporation and Subsidiaries - Sales and Operating Profits by Industry Segment," "Georgia-Pacific Corporation and Subsidiaries - Operating Statistics" and the Corporation's Notes 1-3 of the Notes to Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information pertaining to Georgia-Pacific Group's businesses, including industry segments, set forth under the captions "Georgia-Pacific Group operations review," "Georgia-Pacific Group - Management's Discussion and Analysis" and Georgia-Pacific Group's Notes 1-4 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information pertaining to The Timber Company's business set forth under the captions "The Timber Company operations review," "The Timber Company - Management's Discussion and Analysis" and The Timber Company's Notes 1-3 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

TIMBER RESOURCES
Information pertaining to the Corporation's timber resources set forth under the captions "The Timber Company operations review" and "Georgia-Pacific
Corporation and Subsidiaries - Operating Statistics" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

MINERAL RESOURCES
Information pertaining to the Corporation's gypsum resources set forth under the caption "Georgia-Pacific Group operations review - Building Products - Gypsum Products" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ENVIRONMENT
Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's
Discussion and Analysis - Liquidity and Capital Resources - Investing Activities", "Georgia-Pacific Group - Management's Discussion and Analysis - Liquidity and Capital Resources - Investing Activities", the Corporation's Note 10 of the Notes to Financial Statements of the Corporation's 1997 Annual Report to Shareholders, Georgia-Pacific Group's Note 11 and The Timber Company's Note 9 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

EMPLOYEES
Information pertaining to persons employed by the Corporation set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis - Liquidity and Capital Resources - Other", "Georgia-Pacific Group - Management's Discussion and Analysis - Liquidity and Capital Resources - Other" and "The Timber Company - Management's Discussion and Analysis - Liquidity and Capital Resources - Other" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 2.   PROPERTIES
Information pertaining to the number of manufacturing facilities as of December 31, 1997 and capacity and historical production volumes as of December 31, 1997 by plant type set forth under the caption "Georgia-Pacific Corporation and Subsidiaries - Operating Statistics" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information concerning the Corporation's timber and mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS
Information pertaining to the Corporation's Legal Proceedings set forth in the Corporation's Note 10 of the Notes to Financial Statements of the Corporation's 1997 Annual Report to Shareholders, Georgia-Pacific Group's Note 11 and The Timber Company's Note 9 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.


ENVIRONMENTAL PROCEEDINGS
Pursuant to the rules of the Securities and Exchange Commission, the Corporation is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000. In addition to any environmental proceedings described in the information pertaining to the Corporation's legal proceedings set forth in the preceding paragraph, the legal proceeding described below meets this criteria.

The Puget Soundkeepers Alliance, a Seattle based environmental group, filed a Clean Water Act Citizens Suit against our Bellingham, Washington facility on December 30, 1997. The lawsuit alleges that the Bellingham facility exceeded its wastewater discharge permit limits for mercury discharges from the chloralkali operation. The allegations, if true, could result in the imposition of penalties against the facility in excess of $100,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, a special meeting of shareholders of the Corporation was held on December 16, 1997. At the special meeting, the Letter Stock Proposal was approved, the Georgia-Pacific Corporation Amended and Restated 1995 Shareholder Value Incentive Plan, the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan and the Georgia-Pacific Corporation/Timber Group 1997 Long Term Incentive Plan were each approved, and restatement and amendments to the Corporation's Articles of Incorporation were approved. Proxies for the meeting were solicited pursuant to Regulation 14 under the
Securities Exchange Act of 1934. The result of shareholder voting are as follows:

Approval of the Letter Stock Proposal:
     For        Against       Abstain             Non-Votes
     63,188,286 7,917,849          330,860        4,942,373

Approval of the Georgia-Pacific Corporation Amended and Restated 1995 Shareholder Value Incentive Plan:

     For        Against       Abstain             Non-Votes
     63,769,534 7,165,377          490,082        4,954,375

Approval of the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long Term Incentive Plan:

     For        Against       Abstain             Non-Votes
     59,737,337 11,129,531         570,124        4,942,376

Approval of the Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan:

     For        Against       Abstain             Non-Votes
     59,728,675 11,137,584         570,733        4,942,376


Approval of the amendments to certain provisions of the Georgia-Pacific Corporation Articles of Incorporation:

     For             Against       Abstain             Non-Votes
     74,668,721     1,168,473      542,174               -0-


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters set forth under the captions "Highlights," "Investor Information", the Corporation's Note 12 of the Notes to Financial Statements of the Corporation's 1997 Annual Report to Shareholders, Georgia-Pacific Group's Note 13 and The Timber Company's Note 11 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

As of the close of business on March 25, 1998, the Georgia-Pacific Group Stock price was $65.06 and The Timber Company Stock price was $26.69, and there were approximately 38,462 record holders of Georgia-Pacific Group Stock and 38,560 record holders of The Timber Company Stock.

The Corporation unconditionally guaranteed $100 million of 7.20% Senior Notes which were issued on December 11, 1996 (the "1996 Notes"), by one of its indirect wholly-owned subsidiaries, G-P Canada Finance Company (the "1996 Issuer"). The 1996 Notes were issued under a Fiscal and Paying Agency
Agreement dated as of December 16, 1996, among the 1996 Issuer, the Corporation and The Bank of New York, as fiscal agent. The 1996 Notes were sold to Salomon Brothers Inc as Initial Purchaser at a purchase price equal to 99.287% of the principal amount, representing the offer price of the 1996 Notes of 99.937% less a commission of 0.650% of such offer price to Qualified Institutional Buyers as defined in Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") in accordance with the exemption from the registration requirements of the Securities Act.

The Corporation also unconditionally guaranteed $264,728,058 in aggregate principal amount of the Senior Notes which were issued on April 11, 1997 (the "1997 Notes"), by one of its indirect wholly-owned subsidiaries, GPMF, Inc. (the "1997 Issuer"), consisting of $65,751,295 Series A 7.72% Senior Notes due 2006, $66,118,926 Series B 7.82% Senior Notes due 2008, $66,297,710 Series C 7.86%
Senior Notes due 2009 and $66,560,127 Series D 7.90% Senior Notes due 2010. The 1997 Notes were issued under a Note Purchase Agreement dated as of April 11, 1997, among the 1997 Issuer, the Corporation and the purchasers named in Schedule A thereto and were sold in accordance with an exemption from the registration requirements of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data for the Corporation set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Selected Financial Data - Operations" and "Georgia-Pacific Corporation and Subsidiaries - Selected Financial Data - Financial Position, End of Year" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information with respect to Selected Financial Data for Georgia-Pacific Group set forth under the captions "Georgia-Pacific Group - Selected Financial Data - Operations" and "Georgia-Pacific Group - Selected Financial Data - Financial Position, End of Year" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information with respect to Selected Financial Data for The Timber Company set forth under the captions "The Timber Company - Selected Financial Data - Operations" and "The Timber Company - Selected Financial Data - Financial Position, End of Year" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information with respect to Management's Discussion and Analysis for the Corporation set forth under the caption "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information with respect to Management's Discussion and Analysis and factors affecting future performance for Georgia-Pacific Group set forth under the caption "Georgia-Pacific Group - Management's Discussion and Analysis" and Georgia-Pacific Group's Note 2 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information with respect to Management's Discussion and Analysis and factors affecting future performance for The Timber Company set forth under the caption "The Timber Company - Management's Discussion and Analysis" and The Timber Company's Note 2 of the Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information with respect to Quantitative and Qualitative Disclosure about Market Risk for the Corporation set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities", "Georgia-Pacific Group - Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities" and "The Timber Company - Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities" of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to Financial Statements and Supplementary Data for the Corporation set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Statements of Income," "Georgia-Pacific Corporation and Subsidiaries - Statements of Cash Flows, "Georgia-Pacific Corporation and Subsidiaries - Balance Sheets," "Georgia-Pacific Corporation and Subsidiaries
- Statements of Shareholders' Equity," "Report of Independent Public Accountants" and the Corporation's Notes to Financial Statements of the Corporation's 1997 Annual
Report to Shareholders is incorporated herein by reference.

Information with respect to Financial Statements and Supplementary Data for Georgia-Pacific Group set forth under the captions "Georgia-Pacific Group - Combined Statements of Income," "Georgia-Pacific Group - Combined Statements of Cash Flows," "Georgia-Pacific Group - Combined Balance Sheets,"
 "Georgia-Pacific Group - Combined Statements of Shareholders' Equity," "Report of Independent Public Accountants" and Georgia-Pacific Group's Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

Information with respect to Financial Statements and Supplementary Data for The Timber Company set forth under the captions "The Timber Company - Combined Statements of Income,''
"The Timber Company - Combined Statements of Cash Flows," "The Timber Company - Combined
Balance Sheets," "The Timber Company - Combined Statements of Shareholders' Equity," "Report of Independent Public Accountants" and The Timber Company's Notes to Combined Financial Statements of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements filed as part of the 1997 Annual Report on Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to Directors of the Corporation and disclosure pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Corporation's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 23, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:

                                  Date first
                                  elected as
Name                   Age        an officer     Position or office




A. D. Correll            56        1988      Chairman, Chief Executive Officer,
                                             President and a Director

Donald L. Glass          49        1982      Executive Vice President - Timber,
                                             President and Chief Executive
                                             Officer,
                                             The Timber Company

Clint M. Kennedy         48        1988      Executive Vice President - Pulp and
                                             Paperboard

John F. McGovern         51        1983      Executive Vice President - Finance
                                             and Chief Financial Officer

Ronald L. Paul           54        1997      Executive Vice President - Wood
                                             Products and Distribution

John F. Rasor            54        1983      Executive Vice President - Wood
                                             Procurement, Gypsum and Industrial
                                             Wood Products

Lee M. Thomas            53        1993      Executive Vice President - Paper
                                             and Chemicals

James E. Bostic, Jr.     50        1991      Senior Vice President -
                                             Environmental, Government
                                             Affairs and Communications

Gerard R. Brandt1        58        1990      Senior Vice President -
                                             Human Resources

James F. Kelley          56        1993      Senior Vice President - Law
                                             and General Counsel

Stephen E. Macadam       37        1998      Senior Vice President -
                                             Containerboard and Packaging

James E. Terrell         48        1989      Vice President and Controller

Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and President since May 1996. He served as Chief Operating Officer of the Corporation from August 1991 until May 1993, and President and Chief Executive Officer from May 1993 until December 1993. Mr. Correll was elected as a Director of the Corporation on May 5, 1992.

Donald L. Glass has been Executive Vice President - Timber and President and Chief Executive Officer of The Timber Company since December 16, 1997. Mr. Glass served as Executive Vice President - Building Products from January 1997 to December 1997 and Senior Vice President - Building Products Manufacturing and Sales from 1991 until December 1996.

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

Ronald L. Paul has been Executive Vice President - Wood Products and Distribution since December 30, 1997. Prior to that time, he served as Executive Vice President - Wood Products from September 1997 until December 1997, Vice President - Structural Panels and Building Products Engineering from May 1996 until September 1997 and Vice President - Engineering and Technology - Building Products from May 1995 until May 1996. Prior to joining the Corporation in 1995, Mr. Paul was Vice President - Corporate Operations, General Manager - Southern Division, Louisiana-Pacific Corporation (a building products manufacturing company) from 1994 through 1995 and President of Kirby Forest Industries, Inc. (a building products manufacturing company) from 1987 to 1994.

John F. Rasor has been Executive Vice President - Wood Procurement, Gypsum and Industrial Wood Products since December 16, 1997. Prior to that time, he served as Executive Vice President - Forest Resources from January 1997 to December 1997, Senior Vice President - Forest Resources from February 1995 until December 1996, Group Vice President - Forest Resources from May 1992 through January 1995, Group Vice President - Timber from January 1992 to May 1992 and Vice President - Forest Resources from 1991 to January 1992.

Lee M. Thomas has been Executive Vice President - Paper and Chemicals since December 16, 1997. Prior to that time, he served as Executive Vice President - Paper from January 1997 to December 1997, Senior Vice President - Paper from February 1995 until December 1996, Senior Vice President - Environmental, Government Affairs and Communications from February 1994 through January 1995, and Senior Vice President - Environmental and Government Affairs from March 1993 through January 1994. Prior to joining the Corporation in March 1993, Mr. Thomas served as Chairman and Chief Executive Officer of Law Companies Environmental Group, Inc. (an engineering and environmental services company) from 1989 until March 1993.

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

1 Gerard R. Brandt has been Senior Vice President - Human Resources since February 1995. Prior to that time, he served as Group Vice President - Packaged Products from July 1993 through January 1995, Group Vice President - Butler Paper and Mail-Well from May 1992 to July 1993, Vice President - Butler
Paper and Mail-Well from April 1992 to May 1993, and Vice President - Communication Papers Manufacturing from May 1990 to April 1992. Mr. Brandt will retire from the Corporation on April 1, 1998.

James F. Kelley has been Senior Vice President - Law and General Counsel since December 1993.

Stephen E. Macadam has been Senior Vice President - Containerboard and Packaging since March 1, 1998. Mr. Macadam was Principal at McKinsey & Company, Inc. (a management consulting firm) from 1988 through February 1998.

James E. Terrell was elected Vice President of the Corporation in January 1991 and has served as Controller since 1989.

The Corporation's Board of Directors elects officers of the Corporation. The Chief Executive Officer has the authority to appoint one or more Vice Presidents to hold such office until the next annual organizational meeting of the Board. The Compensation Committee determines the compensation of all officers of the Corporation, including officers who are also directors of the Corporation.
There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11.  EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to the Corporation's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Corporation's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 23, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Corporation's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement dated March 23, 1998.


                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report for the Corporation:

          (1) The Financial Statements, Notes to Financial Statements and the Reports of Independent Public Accountants for Georgia-Pacific Corporation and subsidiaries, Georgia-Pacific Group and The Timber Company dated February 6, 1998 are incorporated herein by reference to the Corporation's 1997 Annual Report to Shareholders.

          (2)  Financial Statement Schedules:

               Reports of Independent Public Accountants as to Schedules
               II Valuation and Qualifying Accounts of Georgia-Pacific Corporation and subsidiaries and Georgia-Pacific Group for the years ended December 31, 1997, 1996 and 1995.

               Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

          (3)  Exhibits

               The exhibits required to be filed as part of this Annual Report on Form 10-K are as follows:

               NUMBER         DESCRIPTION

               3.1 Articles of Incorporation, restated as of December 16, 1997 (Filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

               3.3 Bylaws as amended to date (Filed as Exhibit 3 to the Corporation's Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, and incorporated herein by this reference thereto).

               4.1 Credit Agreement, dated as of December 23, 1996, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent (Filed as Exhibit 4.1(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

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

               4.3 Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-1, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-1 and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation's Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, and incorporated herein by this reference thereto).

               4.4(i) Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

               4.4(ii)        First Supplemental Indenture, dated as of July 27,
                         1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as
                         Exhibit 4.4(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

               4.4(iii)  Agreement of Resignation, Appointment and
                         Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

               10.1      Directors Group Life Insurance Program (Filed as
                         Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).*

               10.2(i)        Executive Retirement Agreement (Officers
                         Retirement Plan) (Filed as Exhibit 10.2(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.


               10.2(ii) Amendment No. 1 to Executive Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.2(iii) Executive Retirement Agreement (Officers Retirement
                         Plan), as amended, as in effect after January 1, 1992 (Filed as Exhibit 10.2(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.2(iv) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993) (Filed as Exhibit 10.2
                         (v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.3(i)   Key Salaried Employees Group Insurance Plan - Pre-
                         1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.3(ii)  Amendment No. 1 (Effective January 1, 1991) to the
                         Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1,
                         1987) (Filed as Exhibit 10.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.3(iii) Key Salaried Employees Group Insurance Plan - Post-1986
                         Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.3(iv)  Amendment No. 1 (Effective January 1, 1991) to the
                         Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.


               10.3(v)   Amendment No. 2 to the Key Salaried Employees
                         Group Insurance Plan - Post-1986 Group (effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference thereto).*

               10.3(vi)  Amendment No. 3 to the Key Salaried Employees
                         Group Insurance Plan - Post-1986 Group (effective August 1, 1994) (Filed as Exhibit 10.3(vi) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference thereto).*

               10.4(i)   1990 Long-Term Incentive Plan (Filed as Exhibit
                         10.5(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.4(ii) Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as Exhibit 10.5(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*

               10.4(iii) Amendment No. 2 to the 1990 Long-Term Incentive Plan
                         (Filed as Exhibit 10.8(iii) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference thereto).*

               10.5(i)   1993 Employee Stock Option Plan (Filed as Exhibit
                         4.3 to the Corporation's Form S-8 as filed with the Commission on February 23, 1993, and incorporated herein by this reference thereto).*

               10.5(ii) Form of Replacement Option Under the 1993 Employee Stock Option Plan (Georgia-Pacific Group Stock) (Filed as Exhibit 99.5 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.5(iii) Form of Replacement Option Under the 1993 Employee
                         Stock Option Plan (Timber Group Stock) (Filed as
                         Exhibit 99.6 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.


               10.6(i)   1994 Employee Stock Option Plan (Filed as Exhibit
                         4.3 to the Corporation's S-8 as filed with the Commission on March 25, 1994, and incorporated herein by this reference thereto).*

               10.6(ii) Form of Replacement Option Under the 1994 Employee Stock Option Plan (Georgia-Pacific Group Stock) (Filed as Exhibit 99.8 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.6(iii) Form of Replacement Option Under the 1994 Employee
                         Stock Option Plan (Timber Group Stock) (Filed as
                         Exhibit 99.9 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.7      1995 Economic Value Incentive Plan (Filed as Exhibit
                         10.10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).*

               10.8(i) 1995 Shareholder Value Incentive Plan, as Amended and Restated effective December 16, 1997 (Filed as
                         Exhibit 10.8(iv) to the Corporation's Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).*

               10.8(ii)  Form of Replacement Option Under the 1995
                         Shareholder Value Incentive Plan (Georgia-Pacific Group Stock) (1995 Grant) (Filed as Exhibit 99.11 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.8(iii) Form of Replacement Option Under the 1995 Shareholder
                         Value Incentive Plan (Timber Group Stock) (1995 Grant) (Filed as Exhibit 99.12 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.8(iv)  Form of Replacement Option Under the 1995
                         Shareholder Value Incentive Plan (Georgia-Pacific Group Stock) (1996 Grant) (Filed as Exhibit 99.13 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.


               10.8(v)   Form of Replacement Option Under the 1995
                         Shareholder Value Incentive Plan (Timber Group Stock) (1996 Grant) (Filed as Exhibit 99.14 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.8(vi)  Form of Replacement Option Under the 1995
                         Shareholder Value Incentive Plan (Georgia-Pacific Group Stock) (1997 Grant) (Filed as Exhibit 99.15 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.8(vii) Form of Replacement Option Under the 1995 Shareholder
                         Value Incentive Plan (Timber Group Stock) (1997 Grant) (Filed as Exhibit 99.16 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.8(viii)Form of Special Replacement Option Under the 1995
                         Shareholder Value Incentive Plan (Georgia-Pacific Group Stock) (1997 Grant) (Filed as Exhibit 99.17 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.8(ix) Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group Stock) (1997 Grant) (Filed as Exhibit 99.18 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

               10.9(i) Outside Directors Stock Plan, adopted March 17, 1995 (Filed as Exhibit 10.12 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).*


*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.


               10.9(ii) Amendment No. 1 to Outside Directors Stock Plan, effective May 6, 1997 (Filed as Exhibit 10.11 to the Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997, and incorporated herein by this reference thereto).*

               10.10(i)  Form of Deferral Agreement.*

               10.11(i) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent, as amended (Filed as Exhibit 10.9(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

               10.11(ii) Receivables Purchase Agreement dated as of June 1,
                         1990, among Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.9(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

               10.12(i)  Georgia-Pacific Corporation/Georgia-Pacific Group
                         1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation's Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).*

               10.12(ii) Form of Georgia-Pacific Group 1997 Long-Term Incentive
                         Plan Option.*

               10.12(iii)Form of Special Georgia-Pacific Group 1997 Long-
                         Term Incentive Plan Option.*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.

               10.13(i)  Georgia-Pacific Corporation/Timber Group 1997
                         Long-Term Incentive Plan (Filed as Exhibit 10.10(ii) to the Corporation's Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).*

               10.13(ii) Amended Form of Timber Group 1997 Long-Term Incentive
                         Plan Option.*

               12        Statements of Computation of Ratio of Earnings to Fixed
                         Charges.

               13 Portions of Georgia-Pacific Corporation's 1997 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.

               21        Subsidiaries.

               23        Consent of Independent Public Accountants.

               24        Powers of Attorney.

               27        Financial Data Schedule.

(b)       Reports on Form 8-K

          The Corporation filed a Current Report on Form 8-K dated December 17, 1997, in which it reported under Item 5 - "Other Events."



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

Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                         Date


As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. Correll           Director, Chairman, Chief          March 25, 1998
                            Executive Officer and President
---------------------       (Principal Executive Officer)
(A. D. Correll)

/s /John F. McGovern        Executive Vice President - Finance  March 25, 1998
                            and Chief Financial Officer
---------------------       (Principal Financial Officer)
(John F. McGovern)

/s/ James E. Terrell        Vice President and Controller       March 25, 1998
                            (Principal Accounting Officer)
---------------------
(James E. Terrell)

     *                        Director                          March 25, 1998

(Robert Carswell)

     *                        Director                          March 25, 1998

(Jane Evans)

     *                        Director                          March 25, 1998

(Donald V. Fites)

     *                        Director                          March 25, 1998

(Harvey C. Fruehauf, Jr.)

     *                        Director                          March 25, 1998

(Richard V. Giordano)

     *                        Director                          March 25, 1998

(David R. Goode)

     *                        Director                          March 25, 1998

(T. Marshall Hahn, Jr.)

     *                        Director                          March 25, 1998

(M. Douglas Ivester)

     *                        Director                          March 25, 1998

(Francis Jungers)

     *                        Director                          March 25, 1998

(Louis W. Sullivan)

     *                        Director                          March 25, 1998

(James B. Williams)


*By/s/ James F. Kelley
(James F. Kelley)


*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.



               Report of Independent Public Accountants as to Schedule


To Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Georgia-Pacific Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              /S/ARTHUR ANDERSEN LLP
                              ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 6, 1998













               Report of Independent Public Accountants as to Schedule


To Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the combined financial statements of Georgia-Pacific Group incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              /S/ARTHUR ANDERSEN LLP

                              ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 6, 1998







                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  (Millions)

                  Balance at  Charged to Charged to         Balance
                  beginning   costs and  Other              at end of
Description       of period   expenses   Accounts*   Deductions**  period
-----------       ---------   --------   --------  -------- ---------
Year ended
 December 31,
 1997
-------------
Allowance for
 doubtful
 accounts         $  10       $  15      $   1     $(13)    $  13
                  -------     -------     -------   -------   -------
Year ended
 December 31,
 1996
-------------
Allowance for
 doubtful
 accounts         $  25       $(10)      $   2     $ (7)    $  10
                  -------     --------   -------   -------   -------

Year ended
 December 31,
 1994
-------------
Allowance for
 doubtful
 accounts         $  28       $   3      $   1     $ (7)    $  25
                  -------     -------    -------   -------   -------


*Recoveries of accounts previously written off.
**Accounts written off.


               GEORGIA-PACIFIC CORPORATION--GEORGIA-PACIFIC GROUP
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  (Millions)

                  Balance at  Charged to Charged to         Balance
                  beginning   costs and  Other              at end of
Description       of period   expenses   Accounts*   Deductions**  period
-----------       ---------   --------   --------  -------- ---------
Year ended
 December 31,
 1997
-------------
Allowance for
 doubtful
 accounts         $  10       $  15      $   1     $(13)    $  13
                  -------     -------     -------   -------   -------
Year ended
 December 31,
 1996
-------------
Allowance for
 doubtful
 accounts         $  25       $(10)      $   2     $ (7)    $  10
                  -------     --------   -------   -------   -------

Year ended
 December 31,
 1994
-------------
Allowance for
 doubtful
 accounts         $  28       $   3      $   1     $ (7)    $  25
                  -------     -------    -------   -------   -------


*Recoveries of accounts previously written off.
**Accounts written off.



                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                          FILED WITH THE ANNUAL REPORT
                              ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1997


NUMBER    DESCRIPTION

3.1       Articles of Incorporation, restated as of December 16, 1997 (Filed as
          Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

3.3 Bylaws as amended to date (Filed as Exhibit 3 to the Corporation's Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, and incorporated herein by this reference thereto).

4.1 Credit Agreement, dated as of December 23, 1996, among Georgia-Pacific Corporation, as borrower, the lenders named therein, and Bank of America National Trust and Savings Association, as agent (Filed as
          Exhibit 4.1(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

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

4.3 Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-1, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-1 and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation's Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, and incorporated herein by this reference thereto).

4.4(i) Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

4.4(ii) First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

4.4(iii) Agreement of Resignation, Appointment and Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.1 Directors Group Life Insurance Program (Filed as Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by this reference thereto).

10.2(i) Executive Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.2(ii) Amendment No. 1 to Executive Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.2(iii) Executive Retirement Agreement (Officers Retirement Plan), as amended, as in effect after January 1, 1992 (Filed as Exhibit 10.2(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.2(iv) Executive Retirement Agreement of James F. Kelley (entered into December 6, 1993). (Filed as Exhibit 10.2(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

10.3(i) Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.3(ii) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Pre-1987 Group (As Amended and Effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
          1996, and incorporated herein by this reference thereto).

10.3(iii) Key Salaried Employees Group Insurance Plan - Post-1986 Group
          (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.3(iv) Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1,
          1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

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

10.4(i) 1990 Long-Term Incentive Plan (Filed as Exhibit 10.5(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.4(ii)  Amendment No. 1 to 1990 Long-Term Incentive Plan (Filed as
          Exhibit 10.5(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.4(iii) Amendment No. 2 to the 1990 Long-Term Incentive Plan (Filed as Exhibit
          10.8(iii) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference thereto).

10.5(i) 1993 Employee Stock Option Plan (Filed as Exhibit 4.3 to the Corporation's Form S-8 filed with the Commission on February 23, 1993, and incorporated herein by this reference thereto).

10.5(ii) Form of Replacement Option Under the 1993 Employee Stock Option Plan (Georgia-Pacific Group Stock) (Filed as Exhibit 99.5 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.5(iii) Form of Replacement Option Under the 1993 Employee Stock Option Plan
          (Timber Group Stock) (Filed as Exhibit 99.6 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.6(i) 1994 Employee Stock Option Plan (Filed as Exhibit 4.3 to the Corporation's S-8 as filed with the Commission on March 25, 1994, and incorporated herein by this reference thereto).

10.6(ii) Form of Replacement Option Under the 1994 Employee Stock Option Plan (Georgia-Pacific Group Stock)(Filed as Exhibit 99.8 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.6(iii) Form of Replacement Option Under the 1994 Employee Stock Option Plan
          (Timber Group Stock)(Filed as Exhibit 99.9 to the Corporation's Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.7 1995 Economic Value Incentive Plan (Filed as Exhibit 10.10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference thereto).

10.8(i) 1995 Shareholder Value Incentive Plan, as Amended and Restated effective December 16, 1997 (Filed as Exhibit 10.8(iv) to the Corporation's Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).

10.8(ii)  Form of Replacement Option Under the 1995 Shareholder Value
          Incentive Plan (Georgia-Pacific Group Stock)(1995 Grant) (Filed as
          Exhibit 99.11 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(iii) Form of Replacement Option Under the 1995 Shareholder Value Incentive
          Plan (Timber Group Stock) (1995 Grant) (Filed as Exhibit 99.12 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(iv)  Form of Replacement Option Under the 1995 Shareholder Value
          Incentive Plan (Georgia-Pacific Group Stock) (1996 Grant) (Filed as
          Exhibit 99.13 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(v)   Form of Replacement Option Under the 1995 Shareholder Value
          Incentive Plan (Timber Group Stock) (1996 Grant) (Filed as Exhibit
          99.14 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(vi)  Form of Replacement Option Under the 1995 Shareholder Value
          Incentive Plan (Georgia-Pacific Group Stock) (1997 Grant) (Filed as
          Exhibit 99.15 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(vii) Form of Replacement Option Under the 1995 Shareholder Value Incentive
          Plan (Timber Group Stock) (1997 Grant) (Filed as Exhibit 99.16 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(viii)Form of Special Replacement Option Under the 1995 Shareholder
          Value Incentive Plan (Georgia-Pacific Group Stock) (1997 Grant) (Filed as Exhibit 99.17 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.8(ix)  Form of Special Replacement Option Under the 1995 Shareholder
          Value Incentive Plan (Timber Group Stock) (1997 Grant) (Filed as
          Exhibit 99.18 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

10.9(i)   Outside Directors Stock Plan, adopted March 17, 1995 (Filed as
          Exhibit 10.12 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference thereto).

10.9(ii)  Amendment No. 1 to Outside Directors Stock Plan, effective May 6,
          1997 (Filed as Exhibit 10.11 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by this reference thereto).

10.10     Form of Deferral Agreement. (1)

10.11(i) Receivables Purchase Agreement dated as of June 1, 1990, among Georgia-Pacific Corporation, as the Seller, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., Falcon Asset Securitization Corporation and Matterhorn Capital Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent, as amended (Filed as Exhibit 10.9(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.11(ii) Receivables Purchase Agreement dated as of June 1, 1990, among
          Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank of Commerce, Citibank, N.A. and The First National Bank of Chicago, as the Secondary Purchasers, and Matterhorn Capital Corporation and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.9(iii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

10.12(i) Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation's Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).

10.12(ii) Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Option.(1)

10.12(iii) Form of Special Georgia-Pacific Group 1997 Long-Term Incentive
           Plan Option. (1)

10.13(i) Amended Form Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan Option (1).

10.13(ii) Form of Timber Group 1997 Long-Term Incentive Plan Option (Filed as
          Exhibit 99.21 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

12        Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

13 Portions of Georgia-Pacific Corporation's 1997 Annual Report to Shareholders. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference. (1)

21        Subsidiaries. (1)

23        Consent of Independent Public Accountants. (1)

24        Powers of Attorney. (1)

27        Financial Data Schedule. (1)

(1) Filed via EDGAR.