Form 10-Q
period 1998-03-31
GEORGIA PACIFIC CORP
filed 1998-05-12
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

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
              ------          ------
As of the close of business on May 11, 1998, Georgia-Pacific Corporation had 91,803,410 shares of Georgia-Pacific Group Common Stock outstanding and 92,121,723 shares of The Timber Company Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------

Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
                                                         Three months
                                                        ended March 31,

                                                   -----------------
(In millions, except per share amounts)               1998         1997
-----------------------------------------------------------------------
Net sales                                           $3,221       $3,145
-----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding depreciation and
    cost of timber harvested shown below             2,494        2,476
  Selling, general and
    administrative                                     271          291
  Depreciation and cost of
    timber harvested                                   225          230
  Interest                                             114          122
  Other income                                           -         (128)
-----------------------------------------------------------------------
Total costs and expenses                             3,104        2,991
-----------------------------------------------------------------------
Income before income taxes and
  extraordinary item                                   117          154

Provision for income taxes                              49           64
-----------------------------------------------------------------------
Income before extraordinary item                        68           90

Extraordinary item, net of taxes                       (14)           -
-----------------------------------------------------------------------
Net income                                          $   54       $   90
=======================================================================
Georgia-Pacific Corporation
Basic and diluted per common share:
  Net income                                                     $  .99
-----------------------------------------------------------------------
Average number of shares outstanding:
  Basic                                                            91.0
  Diluted                                                          91.4
=======================================================================
Georgia-Pacific Group
Income before extraordinary item                    $   16
Extraordinary item, net of taxes                      (12)
-----------------------------------------------------------------------
Net income                                          $    4
-----------------------------------------------------------------------
Basic and diluted per common share:
  Income before extraordinary item                  $  .17
  Extraordinary item, net of taxes                   (.13)
-----------------------------------------------------------------------
  Net income                                        $  .04
-----------------------------------------------------------------------
Average number of shares outstanding:
  Basic                                               91.5
  Diluted                                             92.5
=======================================================================
The Timber Company
Income before extraordinary item                    $   52
Extraordinary item, net of taxes                       (2)
-----------------------------------------------------------------------
Net income                                          $   50
-----------------------------------------------------------------------
Basic and diluted per common share:
  Income before extraordinary item                  $  .56
  Extraordinary item, net of taxes                   (.02)
-----------------------------------------------------------------------
  Net income                                        $  .54
-----------------------------------------------------------------------
Average number of shares outstanding:
  Basic                                               92.3
  Diluted                                             93.0
=======================================================================


The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
                                                        Three months
                                                       ended March 31,
                                                     ------------------
(In millions)                                          1998        1997
-----------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $  54     $  90
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          186       194
   Cost of timber harvested                               39        36
   Other income                                            -      (128)
   Deferred income taxes                                  15        22
   Amortization of goodwill                               15        15
   Stock compensation programs                             5       (13)
   Gain on sales of assets                                (9)       (5)
   Increase in receivables                                (1)      (64)
   Decrease in inventories                                40        11
   Change in other working capital                      (154)     (111)
   Increase in taxes payable                              47        72
   Change in other assets and other
     long-term liabilities                                10        (1)
-----------------------------------------------------------------------
Cash provided by operations                              247       118
-----------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments             (118)     (131)
  Timber and timberland purchases                        (67)      (36)
  (Increase) decrease in cash restricted for capital
     expenditures                                        (26)       11
  Proceeds from sales of assets                           32        48
  Other                                                   (1)       (2)
-----------------------------------------------------------------------
Cash used for investing activities                      (180)     (110)
-----------------------------------------------------------------------
Cash flows from financing activities
  Repayments of long-term debt                          (601)       (4)
  Additions to long-term debt                            117         -
  Fees paid to issue debt                                 (1)        -
  Increase (decrease) in bank overdrafts                  17       (22)
  Increase in commercial paper and
   other short-term notes                                531        93
  Stock repurchases                                      (65)        -
  Proceeds from option plan exercises                      2         4
  Cash dividends paid                                    (46)      (46)
-----------------------------------------------------------------------
Cash (used for) provided by financing activities         (46)       25
-----------------------------------------------------------------------
Increase in cash                                          21        33
  Balance at beginning of period                           8        10
-----------------------------------------------------------------------
  Balance at end of period                             $  29     $  43
=======================================================================

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries


                                                     March 31,  December 31,
(In millions, except shares and per share amounts)     1998         1997
----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $     29     $     8
  Receivables, less allowances of $12 and $13,
  respectively                                          1,372       1,371
  Taxes receivable                                         14          61
  Inventories                                           1,317       1,357
  Deferred income tax assets                               67          67
  Other current assets                                     51          52
----------------------------------------------------------------------------
Total current assets                                    2,850       2,916
----------------------------------------------------------------------------
Timber and timberlands                                  1,218       1,193
----------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,149      14,134
  Accumulated depreciation                             (7,925)     (7,837)
----------------------------------------------------------------------------
Property, plant and equipment, net                      6,224       6,297
----------------------------------------------------------------------------
Goodwill                                                1,584       1,599
----------------------------------------------------------------------------
Other assets                                              970         945
----------------------------------------------------------------------------
Total assets                                         $ 12,846     $12,950
============================================================================






LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    240     $   223
 Commercial paper and other short-term notes            1,432         901
 Current portion of long-term debt                        369         653
 Accounts payable                                         516         642
 Accrued compensation                                     183         207
 Accrued interest                                          89          83
 Other current liabilities                                297         311
----------------------------------------------------------------------------
Total current liabilities                               3,126       3,020
----------------------------------------------------------------------------
Long-term debt, excluding current portion               3,519       3,713
----------------------------------------------------------------------------
Other long-term liabilities                             1,561       1,544
----------------------------------------------------------------------------
Deferred income tax liabilities                         1,214       1,199
----------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock                                              73          74
  Georgia-Pacific Group, par value $.80; 400,000,000
   shares authorized; 91,300,000 and 92,249,000
   shares issued and outstanding
  The Timber Company, par value $.80; 250,000,000
   shares authorized; 92,637,000 and 92,607,000
   shares issued and outstanding
 Additional paid-in capital                             1,294       1,349
 Retained earnings                                      2,093       2,085
 Long-term incentive plan deferred compensation            (4)         (5)
 Other                                                    (30)        (29)
----------------------------------------------------------------------------
Total shareholders' equity                              3,426       3,474
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 12,846     $12,950
============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
MARCH 31, 1998

1. PRINCIPLES OF PRESENTATION. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions
     are eliminated in consolidation.   The interim financial information
     included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 3 and 4 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Timber Company's and the Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements.

2. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Earnings per share for 1998 are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, `Earnings per Share', ("SFAS 128") which specifies the computation, presentation and disclosure requirements for earnings per share. The Corporation adopted SFAS No. 128 in the 1997 fourth quarter. All prior period earnings per share data were restated to conform with the provisions of SFAS No. 128. The per share amounts reported under SFAS No. 128 are not materially different from those calculated and presented under APB Opinion No. 15.


                                          Three months ended March 31,
                                   ----------------------------------------
     (In millions, except per share amounts)1998    1998      1997
     ---------------------------------------------------------------
                                 Georgia-PacificThe TimberGeorgia-Pacific
                                           Group  CompanyCorporation
     ---------------------------------------------------------------

     Basic and diluted income available to
       shareholders (numerator):
          Income before extraordinary item $  16    $  52     $   90
          Extraordinary item, net of taxes   (12)      (2)         -
     ---------------------------------------------------------------
          Net income                       $   4    $  50     $   90
     ================================================================
     Shares (denominator):
        Average shares outstanding            91.5     92.3       91.0
        Dilutive securities:
          Incentive plans and option plans      .9       .7         .4
          Employee stock purchase plans         .1      -          -
     ---------------------------------------------------------------
        Total assuming conversion             92.5     93.0       91.4
     ================================================================
     Basic and diluted per share amounts:
          Income before extraordinary item $    .17 $    .56  $     .99
          Extraordinary item, net of taxes     (.13)    (.02)        -
     ---------------------------------------------------------------
          Net income                       $    .04 $    .54  $     .99
     ================================================================





3. OTHER INCOME. The 1997 first quarter sale of the company's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million. This sale resulted in an after-tax gain of $80 million.

4. EXTRAORDINARY ITEM. The Corporation redeemed approximately $400 million of its outstanding debt during the first quarter of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $14 million.

5. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The Corporation adopted SFAS No. 130 in the 1998 first quarter. Other comprehensive income includes primarily currency translation adjustments. For the three months ended March 31, 1998 and 1997, the Corporation's total comprehensive income was $53 million and $88 million, respectively.

6. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                               Three months
                                               ended March 31,
                                          ------------------------
     (In millions)                             1998     1997
     ---------------------------------------------------------------

     Total interest costs                     $ 115    $ 123
     Interest capitalized                        (1)      (1)
     ---------------------------------------------------------------
     Interest expense                         $ 114    $ 122
     ================================================================
     Interest paid                            $ 107    $ 112
     ================================================================
     Income taxes (refunded) paid, net        $ (23)   $  (30)
     ================================================================




     In conjunction with the sale of the Corporation's Martell, California, operations in March, 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million for the Martell timberlands.
     In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. These proceeds were used to reduce the Corporation's debt. Proceeds from the notes receivable will be used to fund payments required for the notes payable, which are classified as `Other long-term liabilities'' on the Corporation's balance sheets.

7. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                      March 31,  December 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Raw materials                    $   356     $  396
     Finished goods                       875        878
     Supplies                             295        295
     LIFO reserve                        (209)      (212)
     ---------------------------------------------------------------
     Total inventories                $ 1,317     $1,357
     ============================================================




8. PROVISION FOR INCOME TAXES. The effective tax rate was 42 percent for the three months ended March 31, 1998, and 42 percent for the three months ended March 31, 1997. The effective tax rate for the period was different than the statutory rates primarily because of nondeductible goodwill amortization expense.

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

     The Corporation is involved in environmental remediation activities at approximately 156 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47% are being investigated, approximately 25% are being remediated and approximately 28% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $59 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 60,242 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees. However, the volume and timing of actual claims, which under the settlement may be filed through August 1998, could cause claims to exceed established reserves.

     In May 1997, the Corporation and nine other companies were named as defendants in a class action suit alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year but will not have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.


CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products              $1,777  55%
Pulp and paper                  1,431  45
Other operations                   13   -
--------------------------------------------------------------------------------
Total net sales                $3,221 100%
===============================================================================
OPERATING PROFITS
Building products              $  168  64%
Pulp and paper                     91  34
Other operations                    6   2
--------------------------------------------------------------------------------
Total operating profits           265 100%
                                      ===
General corporate expense         (34)
Interest expense                 (114)
Provision for income taxes        (49)
--------------------------------------------------------------------------------
Income before extraordinary
  item                             68
Extraordinary item, net of taxes  (14)
--------------------------------------------------------------------------------
Net income                     $   54
===============================================================================



CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products
Pulp and paper
Other operations
--------------------------------------------------------------------------------
Total net sales
===============================================================================
OPERATING PROFITS
Building products
Pulp and paper
Other operations
--------------------------------------------------------------------------------
Total operating
 profits

General corporate
 expense
Interest expense

Provision for
 income taxes
--------------------------------------------------------------------------------
Net income
===============================================================================



CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products              $1,781  57%    $1,943  59%    $3,724  58%
Pulp and paper                  1,351  43      1,371  41      2,722  42
Other operations                   13   -         12   -         25   -
--------------------------------------------------------------------------------
Total net sales                $3,145 100%    $3,326 100%    $6,471 100%
===============================================================================
OPERATING PROFITS
Building products              $  289  92%    $  203  93%    $  492  93%
Pulp and paper                     20   7         12   6         32   6
Other operations                    4   1          3   1          7   1
--------------------------------------------------------------------------------
Total operating profits           313 100%       218 100%       531 100%
                                      ===            ===            ===
General corporate expense         (37)           (48)           (85)
Interest expense                 (122)          (119)          (241)
Provision for income taxes        (64)           (24)           (88)
--------------------------------------------------------------------------------
Income before accounting
  change                           90             27            117
Cumulative effect of an
  accounting change, net
  of taxes                          -              -              -
--------------------------------------------------------------------------------
Net income                     $   90         $   27         $  117
===============================================================================


CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries



(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products   $ 1,946   58%  $ 5,670   58%  $ 1,816   56%  $ 7,486   57%
Pulp and paper        1,414   42     4,136   42     1,420   44     5,556   43
Other operations         13    -        38    -        14    -        52    -
--------------------------------------------------------------------------------
Total net sales     $ 3,373  100%  $ 9,844  100%  $ 3,250  100%  $13,094  100%
===============================================================================
OPERATING PROFITS
Building products   $   221   70%  $   713   84%  $   (36)(171)% $   677   78%
Pulp and paper           93   29       125   15        49  233       174   20
Other operations          3    1        10    1         8   38        18    2
--------------------------------------------------------------------------------
Total operating
 profits                317  100%      848  100%       21  100%      869  100%
                             ===            ===            ===            ===
General corporate
 expense                (54)          (139)           (30)          (169)
Interest expense       (114)          (355)          (110)          (465)
(Provision) benefit for
 income taxes           (63)          (151)            45           (106)
--------------------------------------------------------------------------------
Income (loss) before accounting
  change                 86            203            (74)           129
Cumulative effect of an
  accounting change, net
  of taxes                -              -            (60)           (60)
--------------------------------------------------------------------------------
Net income (loss)   $    86        $   203        $  (134)       $    69
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH 1997

The Corporation reported consolidated net sales of approximately $3.2 billion for the three months ended March 31, 1998 and $3.1 billion for the same period in 1997. Net income for the 1998 first quarter was $54 million compared with $90 million in 1997.

The remaining discussion refers to the ``Sales and Operating Profits by Industry Segment' table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.8 billion for both the first three months of 1998 and 1997. Operating profits were $168 million in 1998 compared with $289 million in 1997. Return on sales was 9.5 percent and 16.2 percent for the three months ended March 31, 1998 and 1997, respectively. Profits for this segment include a $128 million pretax gain from the sale of the Corporation's Martell operations in 1997, discussed in Note 3 above. Excluding the pretax gain from the sale of the Martell operations, operating profit in the building products segment would have been $161 million and the return on sales would have been 9.0 percent.

The improved year-over-year operating profit (excluding the gain on the sale of the Martell operations) resulted principally from approximately 15 percent higher Southern sawtimber prices in The Timber Company and a 5 percent increase in demand for gypsum products that were offset somewhat by 7 percent lower average prices for lumber and particleboard and higher log costs.

Operating losses for the Corporation's building products distribution division were $20 million in the first quarter, compared with a loss of $33 million in the first quarter of 1997. The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. The plan included disposing of the division's millwork fabrication facilities nationwide as well as several distribution centers located in the Western United States.


     SELECTED DISTRIBUTION DIVISION DATA

                                  Three months ended March 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Sales                            $   963     $  983
     Operating loss                       (20)       (33)
     Capital expenditures                   3         13
     Depreciation                          12         11
     ============================================================



The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $91 million in the 1998 first quarter. For the same period in 1997, the segment reported net sales of $1.4 billion and operating profits of $20 million. Return on sales increased to 6.4 percent in 1998 from 1.5 percent in 1997, primarily due to an increase in average prices for almost all of the Corporation's pulp and paper products. Average containerboard prices for the quarter were approximately 30 percent above prices in the same 1997 period, while average communication paper prices for the quarter were approximately 9 percent above year ago levels. Prices for most of the Corporation's pulp and paper products remained steady over the quarter, although there was some softening of prices in communication papers in the latter part of the quarter which is continuing into the second quarter. Demand has slowly improved, yet remains below capacity. Compared with a year ago, the Corporation has reduced inventories for most pulp and paper products, incurring downtime in the first quarter when necessary.
 During the first quarter of 1998, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp, containerboard and communication papers production by approximately 80,000 tons, 20,000 tons and 15,000 tons, respectively. During the second quarter of 1998, the Corporation expects to take market-related downtime at its pulp and paper mills to reduce pulp, containerboard and communication papers production by approximately 40,000 tons, 20,000 tons and 15,000 tons, respectively. Price increases have been announced for the second quarter in most pulp and paper products, except for communication papers.
Interest expense declined 7 percent to $114 million in the 1998 first quarter, compared with $122 million in the 1997 first quarter.
This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $247 million for the three months ended March 31, 1998 compared with $118 million a year ago. The increase is primarily attributable to higher average prices for many of the Corporation's pulp and paper products and lower working capital levels.

INVESTING ACTIVITIES.  Capital expenditures for the three months ended
March 31, 1998 were $185 million, which included $74 million in the pulp and paper segment, $34 million in the building products segment, $67 million for timber and timberlands and $10 million of other and general corporate. The Corporation expects to make capital expenditures of approximately $750 million in 1998, excluding the cost of any acquisitions.

During the first quarter of 1998, the Corporation received $32 million of proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. During the first quarter of 1997, the Corporation received proceeds of $48 million from the sale of assets relating primarily to the sale of its Martell operations.

In 1998, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

The Corporation announced on March 30, 1998 that it has agreed to acquire CeCorr Inc., the leading independent producer of corrugated sheets in the United States. In the proposed transaction, the Corporation will pay approximately $190 million, half in cash and half in Georgia-Pacific Group stock, for all the outstanding shares of CeCorr. The transaction also includes the Corporation's assumption of CeCorr's $86 million debt. Closing, which is contingent on negotiation and execution of a binding purchase agreement, normal due diligence reviews and customary regulatory approvals, is expected to be completed in the second quarter of 1998. The acquisition includes 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. Also included are a corrugating medium paper mill, and several specialty operations and support service groups.

FINANCING ACTIVITIES. The Corporation's total debt was $5.6 billion and $5.5 billion at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 and December 31, 1997, $4.6 billion and $4.5 billion, respectively, of such total debt was Georgia-
Pacific Group's debt and $936 million and $971 million, respectively, was The Timber Company's debt.

In conjunction with the sale of the Corporation's Martell, California, operations in March, 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million for the Martell timberlands. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. These proceeds were used to reduce the Corporation's debt. Proceeds from the notes receivable will be used to fund payments required for the notes payable, which are classified as "Other long-term liabilities" on the Corporation's balance sheets.

At March 31, 1998, the Corporation had outstanding borrowings of $693 million under certain Industrial Revenue Bonds. Approximately
$57 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of March 31, 1998, $348 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes parameters of the Corporation's financial risk. Hedging interest-rate exposure through the use of swaps and options, and hedging foreign exchange exposure through the use of forward contracts, are specifically contemplated to manage risk in keeping with management policy. Derivative instruments such as swaps, forwards, option or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. There have been no significant changes to reported market risk since December 31, 1997.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract, invoice or transaction determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At March 31, 1998, the Corporation's weighted average interest rate on its total debt was 7.3% including the accounts receivable sale program and outstanding interest rate exchange agreements. At March 31, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 1 year. As of March 31, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.7 billion.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at March 31, 1998.

As of March 31, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.


OTHER. In June,1997, the FASB issued Statement of Financial Accounting Standards No. 130, `Reporting Comprehensive Income'
("SFAS 130") that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation adopted SFAS No. 130 in the 1998 first quarter.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", ("SFAS 131"). This statement requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.
Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation will be required to adopt the new standard in 1998; prior period information will be restated. Management is evaluating the effect of this statement on reported segment information.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and
Other Postretirement Benefits", ("SFAS 132").   This statement requires
additional pension related disclosures. The objective of the statement is to provide sufficient information to understand the changes in benefit obligations or to analyze the quality of earnings of the Corporation. SFAS No. 132 requires disclosure of additional information about the changes in the benefit obligation and the fair value of plan assets during the period, including unrecognized gains and losses. The Corporation will be required to present this additional information disclosure in the 1998 year end statements.

The Corporation expects to incur significant costs during the next two years to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The incremental costs of the Year 2000 project are estimated to be between $55 million and $145 million. These costs will be expensed as incurred, unless new software is purchased that will be capitalized in accordance with the Corporation's policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp an paper products, necessitating market-related downtime; the realization of projected savings from the Corporation's investments in systems, operations and cost reduction programs, including the ability of management to return the Corporation's building products distribution division to profitability; the Corporation's ability to timely and efficiently address the Year 2000 problem; changes in the productive capacity of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S.
and export markets; variations in the level of housing starts; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; and other risks, uncertainties and assumptions discussed in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997 and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 9 of the Notes to Consolidated Financial Statements.



COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                         Three months
                                                        ended March 31,
                                                       -----------------
(In millions, except per share amounts)               1998         1997
-----------------------------------------------------------------------
Net sales                                           $3,193       $3,120
-----------------------------------------------------------------------
Costs and expenses
  Cost of sales excluding depreciation and
    cost of timber harvested shown below
     The Timber Company                                 24           13
     Third parties                                   2,475        2,442
-----------------------------------------------------------------------
  Total cost of sales                                2,499        2,455
  Selling, general and
    administrative                                     262          281
  Depreciation and cost of
    timber harvested
     The Timber Company                                 93           99
     Third parties                                     211          216
-----------------------------------------------------------------------
  Total depreciation and cost of
    timber harvested                                   304          315
  Interest                                              96           97
  Other income                                           -          (14)
-----------------------------------------------------------------------
Total costs and expenses                             3,161        3,134
-----------------------------------------------------------------------
Income (loss) before income taxes
  and extraordinary item                                32          (14)

Provision (benefit) for income taxes                    16           (1)
-----------------------------------------------------------------------
Income (loss) before extraordinary item                 16          (13)

Extraordinary item, net of taxes                       (12)           -
-----------------------------------------------------------------------
Net income (loss)                                   $    4       $  (13)
=======================================================================
Basic and diluted per common share:
  Income before extraordinary item                  $   .17
  Extraordinary item, net of taxes                     (.13)
-----------------------------------------------------------------------
  Net income                                        $   .04
=======================================================================
Average number of shares outstanding:
  Basic                                               91.5
  Diluted                                             92.5
=======================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
                                                        Three months
                                                       ended March 31,
                                                     ------------------
(In millions)                                          1998        1997
-----------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                    $   4     $ (13)
  Adjustments to reconcile net income (loss) to cash
   provided by operations:
   Depreciation                                          185       193
   Cost of timber harvested                              119       122
   Other income                                            -       (14)
   Deferred income taxes                                  14        (6)
   Amortization of goodwill                               15        15
   Stock compensation programs                             5       (13)
   Gain on sales of assets                                (1)       (4)
   (Increase) decrease in receivables                      3       (64)
   Decrease in inventories                                40        12
   Change in other working capital                      (159)     (110)
   Increase in taxes payable                              47        72
   Change in other assets and other
     long-term liabilities                                16        (5)
-----------------------------------------------------------------------
Cash provided by operations                              288       185
-----------------------------------------------------------------------
Cash flows from investment activities
  Property, plant and equipment investments             (117)     (131)
  Timber and timberlands purchases                      (140)     (126)
  (Increase) decrease in cash restricted for capital
  expenditures                                           (26)       11
  Proceeds from sales of assets                            5        47
  Other                                                   (1)       (2)
-----------------------------------------------------------------------
Cash used for investment activities                     (279)     (201)
-----------------------------------------------------------------------
Cash flows from financing activities
  Additions to long-term debt                             98        68
  Common stock repurchased                               (65)        -
  Cash dividends paid                                    (23)      (23)
  Other                                                    2         4
-----------------------------------------------------------------------
Cash provided by financing activities                     12        49
-----------------------------------------------------------------------
Increase in cash                                          21        33
  Balance at beginning of period                           8        10
-----------------------------------------------------------------------
  Balance at end of period                             $  29     $  43
=======================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--Georgia-Pacific Group


                                                     March 31,  December 31,
(In millions)                                          1998         1997
----------------------------------------------------------------------------

ASSETS                                              (Unaudited)
Current assets
  Cash                                               $     29     $     8
  Receivables, less allowances of $12 and $13,
  respectively                                          1,366       1,368
  Taxes receivable                                         14          61
  Inventories                                           1,316       1,355
  Deferred income tax assets                               67          67
  Other current assets                                     46          52
----------------------------------------------------------------------------
Total current assets                                    2,838       2,911
----------------------------------------------------------------------------
Timber and timberlands                                     92          71
----------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,086      14,072
  Accumulated depreciation                             (7,881)     (7,795)
----------------------------------------------------------------------------
Property, plant and equipment, net                      6,205       6,277
----------------------------------------------------------------------------
Goodwill                                                1,584       1,599
----------------------------------------------------------------------------
Other assets                                              955         921
----------------------------------------------------------------------------
Total assets                                         $ 11,674     $11,779
============================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt                                     $  1,697     $ 1,462
 Accounts payable                                         512         639
 Accrued compensation                                     182         207
 Accrued interest                                          89          83
 Other current liabilities                                287         307
----------------------------------------------------------------------------
Total current liabilities                               2,767       2,698
----------------------------------------------------------------------------
Long-term debt, excluding current portion               2,927       3,057
----------------------------------------------------------------------------
Other long-term liabilities                             1,559       1,542
----------------------------------------------------------------------------
Deferred income tax liabilities                           973         959
----------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                                    3,448       3,523
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 11,674     $11,779
============================================================================

The accompanying notes are an integral part of these financial statements.



NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
MARCH 31, 1998

1. PRINCIPLES OF PRESENTATION. The combined financial statements include the accounts of Georgia-Pacific Group and subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Georgia-Pacific Group's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 3 and 4 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Georgia-Pacific
     Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and The Timber Company's combined financial statements.

2. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

     In February 1997, the FASB issued SFAS No. 128, which specifies the computation, presentation and disclosure requirements for earnings per share. Georgia-Pacific Group adopted SFAS No. 128 in the 1997 fourth quarter.



                                       Three months
                                      ended March 31,
                                   ---------------------
     (In millions, except per share amounts)1998
     ---------------------------------------------------------------

     Basic and diluted income available to
       shareholders (numerator):
          Income before extraordinary item $  16
          Extraordinary item, net of taxes   (12)
     ---------------------------------------------------------------
          Net income                       $   4
     ================================================================
     Shares (denominator):
        Average shares outstanding            91.5
        Dilutive securities:
          Incentive plans and option plans      .9
          Employee stock purchase plans         .1
     ---------------------------------------------------------------
        Total assuming conversion             92.5
     ================================================================
     Basic and diluted per share amounts:
          Income before extraordinary item $    .17
          Extraordinary item, net of taxes     (.13)
     ---------------------------------------------------------------
          Net income                       $    .04
     ================================================================






3. OTHER INCOME. The 1997 first quarter sale of the Corporation's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128. Of this amount, a pretax gain of $14 million ($9 million after taxes) was recorded in Georgia-Pacific Group's building products segment for the sale of the sawmill and particleboard plant.

4. EXTRAORDINARY ITEM. Georgia-Pacific Corporation called approximately $400 million of its outstanding debt during the 1998 first quarter. As a result, an after-tax extraordinary charge of $12 million (13 cents per share) was allocated to the Georgia-Pacific Group based on the ratio of the Georgia-Pacific Group's debt to the Corporation's total debt.

5. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The Georgia-Pacific Group adopted SFAS No. 130 in the 1998 first quarter. Other comprehensive income includes primarily currency translation adjustments. For the three months ended March 31, 1998, the Georgia-Pacific Group's total comprehensive income was $3 million, compared to a loss of $15 million for the same period last year.

6. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                               Three months
                                               ended March 31,
                                          ------------------------
     (In millions)                             1998     1997
     ---------------------------------------------------------------

     Total interest costs                     $ 115    $ 123
     Interest capitalized                        (1)      (1)
     ---------------------------------------------------------------
     Interest expense                         $ 114    $ 122
     ================================================================
     Interest paid by the Corporation         $ 107    $ 112
     ================================================================
     Income taxes (refunded) paid by the
        Corporation, net                      $ (23)   $  (30)
     ================================================================
     Portion of interest paid charged
        to the Georgia-Pacific Group          $  89    $  87
     ================================================================
     Portion of income taxes (refunded) paid
        charged to the Georgia-Pacific Group  $  (9)   $ (7)
     ================================================================


7. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Georgia-Pacific Group uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                      March 31,  December 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Raw materials                    $   356     $  396
     Finished goods                       875        878
     Supplies                             294        293
     LIFO reserve                        (209)      (212)
     ---------------------------------------------------------------
     Total inventories                $ 1,316     $1,355
     ============================================================




8. PROVISION FOR INCOME TAXES. The effective tax rates for the periods were different than the statutory rates primarily because of nondeductible goodwill amortization expense.

9. COMMITMENTS AND CONTINGENCIES. The Georgia-Pacific Group is subject to various legal proceedings and claims that arise in the ordinary course of its business. As is the case with other companies in similar industries, the Georgia-Pacific Group faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides very limited coverage for environmental matters.

     The following sets forth legal proceedings and claims arising out of the operations of the Georgia-Pacific Group to which the Corporation is a party. The holders of Georgia-Pacific Group stock are shareholders of the Corporation and are subject to all of the risks associated with an investment in the Corporation, including any legal proceedings and claims involving The Timber Company.

     The Corporation is involved in environmental remediation activities at approximately 156 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47% are being investigated, approximately 25% are being remediated and approximately 28% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $59 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.
     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 60,242 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees. However, the volume and timing of actual claims, which under the settlement may be filed through August 1998, could cause claims to exceed established reserves.
     In May 1997, the Corporation and nine other companies were named as defendants in a class action suit alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year but will not have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products              $1,753  55%
Pulp and paper                  1,431  45
Other operations                    9   -
--------------------------------------------------------------------------------
Total net sales                $3,193 100%
===============================================================================
OPERATING PROFITS
Building products              $   66  41%
Pulp and paper                     91  56
Other operations                    5   3
--------------------------------------------------------------------------------
Total operating profits           162 100%
                                      ===
General corporate expense         (34)
Interest expense                  (96)
Provision for income taxes        (16)
--------------------------------------------------------------------------------
Income before extraordinary item   16
Extraordinary item, net of taxes  (12)
--------------------------------------------------------------------------------
Net income                     $    4
===============================================================================



COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products
Pulp and paper
Other operations
--------------------------------------------------------------------------------
Total net sales
===============================================================================
OPERATING PROFITS
Building products
Pulp and paper
Other operations
--------------------------------------------------------------------------------
Total operating
 profits

General corporate
 expense
Interest expense

Provision for
 income taxes
--------------------------------------------------------------------------------
Net income
===============================================================================



COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


(Dollar amounts, except                             Second Quarter
per share, in millions)          First              --------------
                                 Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products              $1,760  57%    $1,918  58%    $3,678  57%
Pulp and paper                  1,351  43      1,371  42      2,722  43
Other operations                    9   -          8   -         17   -
--------------------------------------------------------------------------------
Total net sales                $3,120 100%    $3,297 100%    $6,417 100%
===============================================================================
OPERATING PROFITS
Building products              $   95  80%    $  122  90%    $  217  85%
Pulp and paper                     20  17         12   9         32  13
Other operations                    4   3          1   1          5   2
--------------------------------------------------------------------------------
Total operating profits           119 100%       135 100%       254 100%
                                      ===            ===            ===
General corporate expense         (36)           (46)           (82)
Interest expense                  (97)           (99)          (196)
Benefit for income taxes            1              -              1
--------------------------------------------------------------------------------
Net loss                       $  (13)        $  (10)        $  (23)
===============================================================================


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group



(Dollar amounts,            Third Quarter                 Fourth Quarter
 except per share,     ------------------------      ------------------------
 in millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products   $ 1,906   57%  $ 5,584   57%  $ 1,791   56%  $ 7,375   57%
Pulp and paper        1,414   43     4,136   43     1,420   44     5,556   43
Other operations         10    -        27    -        10    -        37    -
--------------------------------------------------------------------------------
Total net sales     $ 3,330  100%  $ 9,747  100%  $ 3,221  100%  $12,968  100%
===============================================================================
OPERATING PROFITS
Building products   $   127   57%  $   344   72%  $  (106) 212%  $   238   56%
Pulp and paper           93   42       125   26        49  (98)      174   41
Other operations          3    1         8    2         7  (14)       15    3
--------------------------------------------------------------------------------
Total operating
 profits                223  100%      477  100%      (50) 100%      427  100%
                             ===            ===            ===            ===
General corporate
 expense                (54)          (136)           (28)          (164)
Interest expense        (95)          (291)           (90)          (381)
(Provision) benefit for
 income taxes           (33)           (32)            64             32
--------------------------------------------------------------------------------
Income (loss) before accounting
  change                 41             18           (104)           (86)
Cumulative effect of an
  accounting change, net
  of taxes                -              -            (60)           (60)
--------------------------------------------------------------------------------
Net income (loss)   $    41        $    18        $  (164)       $  (146)
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH 1997

Georgia-Pacific Group reported net sales of approximately $3.2 billion for the three months ended March 31, 1998 and $3.1 billion for the same period in 1997. Net income for the 1998 first quarter was $4 million compared with a net loss of $13 million in 1997.

The remaining discussion refers to the ``Sales and Operating Profits by Industry Segment' table (included in PART I - ITEM 1. hereto).

Georgia-Pacific Group's building products segment reported net sales of $1.8 billion for both the first three months of 1998 and 1997. Operating profits decreased in 1998 to $66 million compared with $95 million in 1997. Return on sales was 3.8 percent and 5.4 percent for the three months ended March 31, 1998 and 1997, respectively. Profits for this segment include a $14 million pretax gain from the sale of the Georgia-Pacific Group's Martell operations in 1997, discussed in Note 3 above. Excluding the pretax gain from the sale of the Martell operations, first quarter 1997 operating profit in the building products segment would have been $81 million and the return on sales would have been 4.6 percent.

The decrease in year-over-year operating profit for the building products segment was primarily due to higher log costs and approximately 7 percent lower average prices for lumber and particleboard, offset somewhat by a 5 percent increase in demand for gypsum products.

Operating losses for the Georgia-Pacific Group's building products distribution division were $20 million in the first quarter, compared with a loss of $33 million in the first quarter of 1997. The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. The plan included disposing of the division's millwork fabrication facilities nationwide as well as several distribution centers located in the Western United States.


     SELECTED DISTRIBUTION DIVISION DATA

                                  Three months ended March 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Sales                            $   963     $  983
     Operating loss                       (20)       (33)
     Capital expenditures                   3         13
     Depreciation                          12         11
     ============================================================



The Georgia-Pacific Group's pulp and paper segment reported net sales of $1.4 billion and operating profits of $91 million in the 1998 first quarter. For the same period in 1997, the segment reported net sales of $1.4 billion and operating profits of $20 million. Return on sales increased to 6.4 percent in 1998 from 1.5 percent in 1997, primarily due to an increase in average prices for almost all of the Georgia-Pacific Group's pulp and paper products. Average containerboard prices for the quarter were approximately 30 percent above prices in the same 1997 period, while average communication paper prices for the quarter were approximately 9 percent above year ago levels. Prices for most of the Georgia-Pacific Group's pulp and paper products remained steady over the quarter, although there was some softening of prices in communication papers in the latter part of the quarter which is continuing into the second quarter. Demand has slowly improved, yet remains below capacity. Compared with a year ago, the Georgia-Pacific Group has reduced inventories for most pulp and paper products, incurring downtime in the first quarter when necessary. During the first quarter of 1998, the Georgia-Pacific Group incurred market-related downtime at its pulp and paper mills and reduced pulp, containerboard and communication papers production by approximately 80,000 tons, 20,000 tons and 15,000 tons, respectively. During the second quarter of 1998, the Georgia-Pacific Group expects to take market-related downtime at its pulp and paper mills to reduce pulp, containerboard and communication papers production by approximately 40,000 tons, 20,000 tons and 15,000 tons, respectively. Price increases have been announced for the second quarter in most pulp and paper products, except for communication papers.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Georgia-Pacific Group generated cash from operations of $288 million for the three months ended March 31, 1998 compared with $185 million a year ago. The increase is primarily attributable to higher average prices for many of the Georgia-Pacific Group's pulp and paper products and lower working capital levels.

INVESTING ACTIVITIES.  Capital expenditures for the three months ended
March 31, 1998 were $257 million, which included $74 million in the pulp and paper segment, $33 million in the building products segment, $140 million for timber and timberlands and $10 million of other and general corporate. The Georgia-Pacific Group expects to make capital expenditures of approximately $750 million in 1998, excluding the cost of any acquisitions.

During the first quarter of 1998, the Georgia-Pacific Group received $5 million of proceeds from the sales of assets. During the first quarter of 1997, the Georgia-Pacific Group received proceeds from the sale of assets of $47 million relating principally to the sale of its Martell operations.

In 1998, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

The Corporation announced on March 30, 1998 that it has agreed to acquire CeCorr Inc., the leading independent producer of corrugated sheets in the United States. In the proposed transaction, the Corporation will pay approximately $190 million, half in cash and half in Georgia-Pacific Group stock, for all the outstanding shares of CeCorr. The transaction also includes the Corporation's assumption of CeCorr's $86 million debt. Closing, which is contingent on negotiation and execution of a binding purchase agreement, normal due diligence reviews and customary regulatory approvals, is expected to be completed in the second quarter of 1998. The acquisition includes 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. Also included are a corrugating medium paper mill, and several specialty operations and support service groups.

FINANCING ACTIVITIES. The Corporation's total debt was $5.6 billion and $5.5 billion at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 and December 31, 1997, $4.6 billion and $4.5 billion, respectively, of such total debt was Georgia-
Pacific Group's debt and $936 million and $971 million, respectively, was The Timber Company's debt.

At March 31, 1998, the Corporation had outstanding borrowings of $693 million under certain Industrial Revenue Bonds. Approximately
$57 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of March 31, 1998, $34 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes parameters of the Corporation's financial risk. Hedging interest-rate exposure through the use of swaps and options, and hedging foreign exchange exposure through the use of forward contracts, are specifically contemplated to manage risk in keeping with management policy. Derivative instruments such as swaps, forwards, option or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. There have been no significant changes to reported market risk since December 31, 1997.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract, invoice or transaction determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At March 31, 1998, the Corporation's weighted average interest rate on its total debt was 7.3% including the accounts receivable sale program and outstanding interest rate exchange agreements. At March 31, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 1 year. As of March 31, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.7 billion.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at March 31, 1998.

As of March 31, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

OTHER. In June 1997, the FASB issued SFAS No. 130 that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation adopted SFAS No. 130 in the 1998 first quarter.

Also in June 1997, the FASB issued SFAS No. 131 which requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS No. 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation will be required to adopt the new standard in 1998; prior period information will be restated. Management is evaluating the effect of this statement on reported segment information.

In February 1998, the FASB issued SFAS No. 132 which requires additional pension related disclosures. The objective of the statement is to provide sufficient information to understand the changes in benefit obligations or to analyze the quality of earnings of the Corporation. SFAS No. 132 requires disclosure of additional information about the changes in the benefit obligation and the fair value of plan assets during the period, including unrecognized gains and losses. The Corporation will be required to present this additional disclosure in the 1998 year end statements.

Georgia-Pacific Group expects to incur significant costs during the next two years to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000. The Georgia-Pacific Group currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. The incremental costs of the Year 2000 project are estimated to be between $55 million and $145 million. These costs will be expensed as incurred, unless new software is purchased that will be capitalized in accordance with the Georgia-Pacific Group's policy. Such costs may be material to the Group's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of Georgia-Pacific Group.

REFER TO THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995" ON PAGE 14 OF THIS FORM 10-Q.

For a discussion of commitments and contingencies refer to Note 9 of the Notes to Combined Financial Statements.



COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                                         Three months
                                                        ended March 31,
                                                       -----------------
(In millions, except per share amounts)               1998         1997
-----------------------------------------------------------------------
Net sales
  Timber-Georgia-Pacific Group                      $  117       $  112
  Timber-third parties
     Delivered                                           7           17
     Stumpage                                           17            4
  Other                                                  4            4
-----------------------------------------------------------------------
Total net sales                                        145          137
-----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding depreciation and
    cost of timber harvested shown below                19           34
  Selling, general and
    administrative                                       9           10
  Depreciation and cost of
    timber harvested                                    14           14
  Interest                                              18           25
  Other income                                           -         (114)
-----------------------------------------------------------------------
Total costs and expenses                                60          (31)
-----------------------------------------------------------------------
Income before income taxes and
  extraordinary item                                    85          168

Provision for income taxes                              33           65
-----------------------------------------------------------------------
Income before extraordinary item                        52          103
Extraordinary item, net of taxes                        (2)           -
-----------------------------------------------------------------------
Net income                                          $   50       $  103
=======================================================================
Basic and diluted per share:
  Income before extraordinary item                  $   .56
  Extraordinary item, net of taxes                     (.02)
-----------------------------------------------------------------------
  Net income                                        $   .54
=======================================================================
Average number of shares outstanding:
  Basic                                               92.3
  Diluted                                             93.0
=======================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--The Timber Company
                                                        Three months
                                                       ended March 31,
                                                     ------------------
(In millions)                                          1998        1997
-----------------------------------------------------------------------
Cash flows from operations
  Net income                                           $  50     $ 103
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                            1         1
   Cost of timber harvested                               13        13
   Other income                                            -      (114)
   Deferred income taxes                                   1        28
   Gain on sales of assets                                (8)       (1)
   Change in other assets and other
     long-term liabilities                                (5)        2
-----------------------------------------------------------------------
Cash provided by operations                               52        32
-----------------------------------------------------------------------
Cash flows from investment activities
  Property, plant and equipment investments               (1)        -
  Timber and timberlands purchases                       (20)       (9)
  Proceeds from sales of assets                           27         1
  Other                                                    -         -
-----------------------------------------------------------------------
Cash provided by (used for) investment activities          6        (8)
-----------------------------------------------------------------------
Cash flows from financing activities
  Repayments of long-term debt                           (35)       (1)
  Cash dividends paid                                    (23)      (23)
-----------------------------------------------------------------------
Cash used for financing activities                       (58)      (24)
-----------------------------------------------------------------------
Increase in cash                                           -         -
  Balance at beginning of period                           -         -
-----------------------------------------------------------------------
  Balance at end of period                             $   -     $   -
=======================================================================


The accompanying notes are an integral part of these financial statements.


COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--The Timber Company


                                                     March 31,  December 31,
(In millions)                                          1998         1997
----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Timber and timberlands
  Timberlands                                        $    302     $   302
  Fee timber                                              603         608
  Reforestation                                           189         182
  Other                                                    32          30
----------------------------------------------------------------------------
Total timber and timberlands                            1,126       1,122
----------------------------------------------------------------------------
Machinery and equipment, less accumulated
  depreciation of $44 and $42, respectively                19          20
----------------------------------------------------------------------------
Investment in real estate held for
  development and sale                                     13          22
----------------------------------------------------------------------------
Other assets                                               14           7
----------------------------------------------------------------------------
Total assets                                         $  1,172     $ 1,171
============================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                 $    936     $   971
----------------------------------------------------------------------------
Other liabilities                                          17           9
----------------------------------------------------------------------------
Deferred income tax liabilities                           241         240
----------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                                      (22)        (49)
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $  1,172     $ 1,171
============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--THE TIMBER COMPANY
MARCH 31, 1998

1. PRINCIPLES OF PRESENTATION. The combined financial statements include the accounts of The Timber Company and subsidiaries.
     All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of The Timber Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 3 and 4 below. The Timber Company's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and Georgia-Pacific Group's combined financial statements.

2. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

     In February 1997, the FASB issued SFAS No. 128, which specifies the computation, presentation and disclosure requirements for earnings per share. The Timber Company adopted SFAS No. 128 in the 1997 fourth quarter.


                                                 Three months
                                               ended March 31,
                                            ---------------------
     (In millions, except per share amounts)        1998
     ---------------------------------------------------------------

     Basic and diluted income available to
       shareholders (numerator):
          Income before extraordinary item          $  52
          Extraordinary item, net of taxes             (2)
     ---------------------------------------------------------------
          Net income                                $  50
     ================================================================
     Shares (denominator):
        Average shares outstanding                     92.3
        Dilutive securities:
          Incentive plans and option plans               .7
          Employee stock purchase plans                 -
     ---------------------------------------------------------------
        Total assuming conversion                      93.0
     ================================================================
     Basic and diluted per share amounts:
          Income before extraordinary item          $    .56
          Extraordinary item, net of taxes              (.02)
     ---------------------------------------------------------------
          Net income                                $    .54
     ================================================================




3. OTHER INCOME. The 1997 first quarter sale of the Corporation's timberlands located near Martell, California, generated a pretax gain of $114 million ($71 million after-tax) for The Timber Company.

4. EXTRAORDINARY ITEM. Georgia-Pacific Corporation called approximately $400 million of its outstanding debt during the 1998 first quarter. As a result, an after-tax extraordinary charge of $2 million (two cents per share) was allocated to The Timber Company based on the ratio of The Timber Company's debt to the Corporation's total debt.

5. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The Timber Company adopted SFAS No. 130 in the 1998 first quarter. For the three months ended March 31, 1998 and 1997, the Corporation's total comprehensive income was $50 million and $103 million, respectively.

6. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. In conjunction with the sale of the Corporation's Martell, California, operations in March, 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million for the timberlands of The Timber Company. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. These proceeds were used to reduce The Timber Company's debt. Proceeds from the notes receivable will be used to fund payments required for the notes payable, which are classified as `Other long-term liabilities'' on the Corporation's balance sheets.

7. PROVISION FOR INCOME TAXES. The effective tax rate was 39 percent for both the three months ended March 31, 1998 and 1997.

8. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to the businesses of the Georgia-Pacific Group and The Timber Company and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides very limited coverage for environmental matters. The management of The Timber Company believes that the Corporation has established adequate reserves for probable losses with respect to such environmental matters and legal proceedings. However, holders of The Timber Company stock are shareholders of the Corporation and are subject to all of the risks associated with an investment in the Corporation, including the environmental matters and legal proceedings involving the Georgia-Pacific Group discussed below.

     COMMITMENTS AND CONTINGENCIES WITH RESPECT TO THE TIMBER COMPANY. The Timber Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the ultimate outcome of these matters and legal proceedings cannot be determined with certainty, based on presently available information, management of the Corporation believes that the final outcome of such matters and legal proceedings could be material to the operating results of The Timber Company in any given quarter or year, but will not have a material adverse effect on the long-term results of operations, liquidity or financial position of The Timber Company.

     COMMITMENTS AND CONTINGENCIES WITH RESPECT TO GEORGIA-PACIFIC GROUP. The following sets forth legal proceedings to which the Corporation is a party and claims related to the operations of the Georgia-Pacific Group.
     The Corporation is involved in environmental remediation activities at approximately 156 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47% are being investigated, approximately 25% are being remediated and approximately 28% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $59 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

     The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure.

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 60,242 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.
     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees. However, the volume and timing of actual claims, which under the settlement may be filed through August 1998, could cause claims to exceed established reserves.

     In May 1997, the Corporation and nine other companies were named as defendants in a class action suit alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year but will not have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.


SELECTED COMBINED SALES DATA (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                  1998               1997
                             --------------     --------------
                              First Quarter     First Quarter
--------------------------------------------------------------------------------
1998
NET SALES (in millions)
Southern softwood sawtimber    $   94              $  78
Western softwood sawtimber         22                 22
Softwood pulpwood                  17                 21
Hardwood sawtimber                  2                  5
Hardwood pulpwood                   6                  7
Other                               4                  4
--------------------------------------------------------------------------------

Total net sales                $  145              $ 137
===============================================================================
VOLUME (in thousand tons)
Southern softwood sawtimber     1,815               1,722
Western softwood sawtimber        301                299
Softwood pulpwood               1,135               1,314
Hardwood sawtimber                 67                113
Hardwood pulpwood                 482                672
--------------------------------------------------------------------------------
Total volume                    3,800               4,120
===============================================================================
SELLING PRICES (per ton)
Southern softwood sawtimber    $   52              $  45
Western softwood sawtimber         71                 75
Softwood pulpwood                  15                 16
Hardwood sawtimber                 36                 46
Hardwood pulpwood                  12                 11
--------------------------------------------------------------------------------
Weighted average price         $   37              $  32
===============================================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH 1997

The Timber Company reported net sales of approximately $145 million for the three months ended March 31, 1998 and $137 million for the same period in 1997. Net income for the 1998 first quarter was $50 million compared with $103 million in 1997. The 1998 results include an net after-tax extraordinary charge of $2 million for the early retirement of debt. The 1997 results included a net after-tax gain of $71 million from the sale of 127,000 acres of timberlands located near Martell, California.

Excluding the gain on the Martell sale, earnings before interest and taxes increased $24 million to $103 million in the first quarter of 1998, compared with $79 million in the first quarter of 1997. The increase is primarily the result of higher spot prices in the open market due to wet weather, accelerated outside sales of sawtimber and a year-over-year increase of approximately 15
percent in Southern sawtimber prices.   Additionally, though total harvest
volumes were down approximately 7 percent in the first quarter of 1998 over first quarter last year, Southern softwood sawtimber harvests were approximately 5 percent higher. Western volumes remained essentially unchanged from last year's first quarter and Douglas fir prices were down 5 percent.

Interest expense declined 28 percent to $18 million in the 1997 first quarter, compared with $25 million in the 1998 first quarter. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $52 million for the three months ended March 31, 1998 compared with $32 million a year ago.

INVESTING ACTIVITIES. Capital expenditures for the three months ended March 31, 1998 were $21 million, which included $20 million for timber and timberlands and $1 million for machinery and equipment. The Timber Company expects to invest approximately $50 million in 1998 without considering the cost of any acquisitions.

During the first quarter of 1998, The Timber Company received $27 million in proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. These proceeds were used to repay outstanding debt.

In 1998, The Timber Company expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

On March 31, 1997, the Corporation completed the sale of its Martell, California, timberlands to Sierra Pacific Industries for $270 million. The proceeds were used to repay outstanding debt. (See further discussion in Financing Activities below.)

FINANCING ACTIVITIES. After the payment of dividends of $23 million in the first quarter of 1998, the remaining cash flow of $35 million in the first quarter of 1998 was applied to reduce The Timber Company's debt.

The Corporation's total debt was $5.6 billion and $5.5 billion at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998 and December 31, 1997, $4.6 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $936 million and $971 million, respectively, was The Timber Company's debt.

In conjunction with the sale of the Corporation's Martell, California, operations in March, 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million for the timberlands of The Timber Company. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. These proceeds were used to reduce The Timber Company's debt. Proceeds from the notes receivable will be used to fund payments required for the notes payable, which are classified as `Other long-term liabilities'' on the Corporation's balance sheets.

At March 31, 1998, the Corporation had outstanding borrowings of $693 million under certain Industrial Revenue Bonds. Approximately $57 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of March 31, 1998, $348 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes parameters of the Corporation's financial risk. Hedging interest-rate exposure through the use of swaps and options, and hedging foreign exchange exposure through the use of forward contracts, are specifically contemplated to manage risk in keeping with management policy. Derivative instruments such as swaps, forwards, option or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. There have been no significant changes to reported market risk since December 31, 1997.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract, invoice or transaction determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At March 31, 1998, the Corporation's weighted average interest rate on its total debt was 7.3% including the accounts receivable sale program and outstanding interest rate exchange agreements. At March 31, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9.0%. These agreements have a weighted average maturity of approximately 1 year. As of March 31, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.7 billion.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at March 31, 1998.

As of March 31, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.


OTHER. In June 1997, the FASB issued SFAS No. 130 that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Timber Company adopted SFAS No. 130 in 1998.

Also in June 1997, the FASB issued SFAS No. 131 which requires companies to determine reporting segments based on the manner in which management makes decisions about allocating resources to segments and measuring their performance. The Timber Company will be required to adopt SFAS No. 131 in 1998, but is not expected to be impacted significantly as The Timber Company is not expected to have any reportable segments under SFAS No. 131.

In February 1998, the FASB issued SFAS No. 132 which requires additional pension related disclosures. The objective of the statement is to provide sufficient information to understand the changes in benefit obligations or to analyze the quality of earnings of the Corporation. SFAS No. 132 requires disclosure of additional information about the changes in the benefit obligation and the fair value of plan assets during the period, including unrecognized gains and losses. The Corporation will be required to present this additional information disclosure in the 1998 year end statements.

The Timber Company does not expect to incur significant costs during the next two years to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information on and beyond January 1, 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under this "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding The Timber Company's projections concerning harvest plans and timber prices, and its expectations regarding future demand for timber, levels of environmental regulation and the effects thereof on future timber supplies and prices, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: acquisitions or divestitures of material timberland acreage by The Timber Company; management's ability to realize present expectations for future timber growth and product yield responses to various forestry practices; the effect on The Timber Company of government, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; material variations in regional market demand for timber products; fluctuations in interest rates; and other risks, uncertainties and assumptions discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997 and the Corporation's current report on Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Combined Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 March 31, 1998


Item 1.   Legal Proceedings
          The information contained in Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--Georgia-Pacific Corporation, Note 9 "Commitments and Contingencies" of the Notes to Combined Financial Statements--Georgia-Pacific Group and Note 8 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--The Timber Company filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit 10.1 Form of Revised Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option.
          Exhibit 10.2 Form of Revised Special Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option.
          Exhibit 10.3 Form of Revised Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan Option.
          Exhibit 27.    Financial Data Schedule.

          (b) The Corporation filed a Current Report on Form 8-K dated March 31, 1998, in which it reported under Item 5 - "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 11, 1998                GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1998


Number         Description
------         -----------

10.1 Form of Revised Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option. (1)
10.2 Form of Revised Special Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option. (1)
10.3 Form of Revised Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan Option. (1)
27.       Financial Data Schedule. (1)





-------------------------------
(1)  Filed via EDGAR transmission.