Form 10-Q
period 1998-06-30
GEORGIA PACIFIC CORP
filed 1998-08-13
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

As of the close of business on August 11, 1998, Georgia-Pacific Corporation had 93,271,228 shares of Georgia-Pacific Group Common Stock outstanding and 92,772,202 shares of The Timber Company Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                        Three months          Six months
                                       ended June 30,       ended June 30,
                                       --------------       --------------

(In millions, except per share amounts)  1998      1997      1998      1997
-----------------------------------------------------------------------
Net sales                              $3,305    $3,326    $6,526    $6,471
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                          2,576     2,636     5,070     5,112
 Selling, general and
   administrative                         265       283       536       574
 Depreciation and cost of timber
   harvested                              236       237       461       467
 Interest                                 111       119       225       241
 Other income                               -         -         -      (128)
-----------------------------------------------------------------------
Total costs and expenses                3,188     3,275     6,292     6,266
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                   117        51       234       205
Provision for income taxes                 49        24        98        88
-----------------------------------------------------------------------
Income before extraordinary item           68        27       136       117
Extraordinary item - loss from early
 retirement of debt, net of taxes          (1)        -       (15)        -
-----------------------------------------------------------------------
Net income                             $   67    $   27    $  121    $  117
==========================================================================
Georgia-Pacific Corporation
Basic per common share:
 Net income                                      $ 0.30              $ 1.28
-----------------------------------------------------------------------
Diluted per common share:
 Net income                                      $ 0.29              $ 1.28
==========================================================================
Average number of shares outstanding:
 Basic                                             91.2                91.1
 Diluted                                           91.6                91.5
==========================================================================
Georgia-Pacific Group
Basic and diluted per common share:
 Income before extraordinary item      $ 0.33              $   0.50
 Extraordinary item - loss from early
   retirement of debt, net of taxes     (0.01)                (0.14)
-----------------------------------------------------------------------
 Net income                            $ 0.32              $   0.36
==========================================================================
Average number of shares outstanding:
 Basic                                   90.5                91.0
 Diluted                                 92.2                92.3
==========================================================================
The Timber Company
Basic per common share:
 Income before extraordinary item      $ 0.41              $   0.97
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                            $ 0.41              $   0.95
-----------------------------------------------------------------------
Diluted per common share:
 Income before extraordinary item      $ 0.41              $   0.96
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                            $ 0.41              $   0.94
==========================================================================
Average number of shares outstanding:
 Basic                                   92.3                92.3
 Diluted                                 93.2                93.2
==========================================================================
The accompanying notes are an integral part of these financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                         Six months
                                                       ended June 30,
                                                  -------------------------
(In millions)                                         1998         1997
-------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 121     $ 117
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          371       392
   Cost of timber harvested                               90        75
   Other income                                            -      (128)
   Deferred income taxes                                  52        40
   Amortization of goodwill                               30        30
   Stock compensation programs                            14       (15)
   Gain on sales of assets                               (23)      (18)
   Increase in receivables                               (57)      (79)
   Decrease in inventories                                88       108
   Change in other working capital                      (185)     (124)
   Increase (decrease) in taxes payable                   (8)       19
   Change in other assets and other
     long-term liabilities                                 8       (22)
-------------------------------------------------------------------------
Cash provided by operations                              501       395
-------------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments             (240)     (270)
  Timber and timberlands purchases                      (129)      (71)
  CeCorr acquisition                                    (161)        -
  Decrease in cash restricted for capital expenditures    26        11
  Proceeds from sales of assets                           68       331
  Other                                                   (1)       (2)
-------------------------------------------------------------------------
Cash used for investing activities                      (437)       (1)
-------------------------------------------------------------------------
Cash flows from financing activities
  Repayments of long-term debt                          (803)     (304)
  Additions to long-term debt                            564         -
  Fees paid to issue debt                                 (4)        -
  Decrease in bank overdrafts                             (3)      (75)
  Increase in commercial paper and
   other short-term notes                                428        57
  Stock repurchases                                     (163)        -
  Proceeds from option plan exercises                      8        15
  Cash dividends paid                                    (92)      (91)
-------------------------------------------------------------------------
Cash used for financing activities                       (65)     (398)
-------------------------------------------------------------------------
Decrease in cash                                          (1)       (4)
  Balance at beginning of period                           8        10
-------------------------------------------------------------------------
  Balance at end of period                             $   7     $   6
========================================================================

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries


                                                     June 30,   December 31,
(In millions, except shares and per share amounts)     1998         1997
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $      7     $     8
  Receivables, less allowances of $12 and $13,
   respectively                                         1,406       1,371
  Taxes receivable                                         69          61
  Inventories                                           1,269       1,357
  Deferred income tax assets                               67          67
  Other current assets                                     69          52
-------------------------------------------------------------------------
Total current assets                                    2,887       2,916
-------------------------------------------------------------------------
Timber and timberlands                                  1,227       1,193
-------------------------------------------------------------------------
  Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,162      14,134
  Accumulated depreciation                             (8,024)     (7,837)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,138       6,297
-------------------------------------------------------------------------
Goodwill                                                1,569       1,599
-------------------------------------------------------------------------
Other assets                                            1,178         945
-------------------------------------------------------------------------
Total assets                                         $ 12,999     $12,950
========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    220     $   223
 Commercial paper and other short-term notes            1,329         901
 Current portion of long-term debt                         52         653
 Accounts payable                                         513         642
 Accrued compensation                                     188         207
 Accrued interest                                          64          83
 Other current liabilities                                291         311
-------------------------------------------------------------------------
Total current liabilities                               2,657       3,020
-------------------------------------------------------------------------
Long-term debt, excluding current portion               4,140       3,713
-------------------------------------------------------------------------
Other long-term liabilities                             1,571       1,544
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,251       1,199
-------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock                                              74          74
  Georgia-Pacific Group, par value $.80; 400,000,000
   shares authorized; 90,740,000 and 92,249,000
   shares issued and outstanding
  The Timber Company, par value $.80; 250,000,000
   shares authorized; 91,795,000 and 92,607,000
   shares issued and outstanding
 Additional paid-in capital                             1,341       1,349
 Treasury stock                                          (116)          -
 Retained earnings                                      2,114       2,085
 Long-term incentive plan deferred compensation            (2)         (5)
 Other                                                    (31)        (29)
-------------------------------------------------------------------------
Total shareholders' equity                              3,380       3,474
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 12,999     $12,950
===========================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
JUNE 30, 1998

1. PRINCIPLES OF PRESENTATION. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 2 and 4 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Timber Company's and the Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements.

2. OTHER INCOME. The 1997 first quarter sale of the company's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million. This sale resulted in an after-tax gain of $80 million.

3. PROVISION FOR INCOME TAXES. The effective tax rate was 42 percent for the three months ended June 30, 1998, and 47 percent for the three months ended June 30, 1997. The effective tax rate was 42 percent for the six months ended June 30, 1998, and 43 percent for the six months ended June 30, 1997. The effective tax rate for each period was different than the statutory rate primarily because of nondeductible goodwill amortization expense.

4. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first six months of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $15 million, of which $14 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

5. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Earnings per share for 1998 are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. The Corporation adopted SFAS No. 128 in the 1997 fourth quarter. All prior period earnings per share data were restated to conform with the provisions of SFAS No. 128. The per share amounts reported under SFAS No. 128 are not materially different from those calculated and presented under APB Opinion No. 15.

     The following tables provide earnings and per share data for Georgia-Pacific Group and The Timber Company for 1998 and for Georgia-Pacific Corporation for 1997.


                                               Three months ended June 30,
                                        ----------------------------------------
     (In millions, except per share amounts)  1998        1998         1997
     ---------------------------------------------------------------
                                   Georgia-Pacific  The Timber  Georgia-Pacific
                                             Group     Company  Corporation
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item    $    30      $   38      $    27
       Extraordinary item, net of taxes         (1)          -            -
     ---------------------------------------------------------------
       Net income                          $    29      $   38      $    27
     ================================================================
     Shares (denominator):
      Average shares outstanding                90.5        92.3         91.2
      Dilutive securities:
       Incentive plans and option plans          1.5         0.8          0.3
       Employee stock purchase plans             0.2         0.1          0.1
     ---------------------------------------------------------------
      Total assuming conversion                 92.2        93.2         91.6
     ================================================================
     Basic per share amounts:
       Income before extraordinary item    $     0.33   $     0.41  $     0.30
       Extraordinary item, net of taxes         (0.01)        -           -
     ---------------------------------------------------------------
       Net income                          $     0.32   $     0.41  $     0.30
     ---------------------------------------------------------------
     Diluted per share amounts:
       Income before extraordinary item    $     0.33   $     0.41  $     0.29
       Extraordinary item, net of taxes         (0.01)        -           -
     ---------------------------------------------------------------
       Net income                          $     0.32   $     0.41  $     0.29
     ================================================================



                                                Six months ended June 30,
                                         ----------------------------------------
     (In millions, except per share amounts)  1998         1998        1997
     ---------------------------------------------------------------
                                   Georgia-Pacific   The TimberGeorgia-Pacific
                                             Group      Company Corporation
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item    $    46      $    90     $   117
       Extraordinary item, net of taxes        (13)          (2)          -
     ---------------------------------------------------------------
       Net income                          $    33      $    88     $   117
     ================================================================
     Shares (denominator):
      Average shares outstanding                91.0         92.3        91.1
      Dilutive securities:
       Incentive plans and option plans          1.2          0.8         0.3
       Employee stock purchase plans             0.1          0.1         0.1
     ---------------------------------------------------------------
      Total assuming conversion                 92.3         93.2        91.5
     ================================================================
     Basic per share amounts:
       Income before extraordinary item    $     0.50   $     0.97  $     1.28
       Extraordinary item, net of taxes         (0.14)       (0.02)       -
     ---------------------------------------------------------------
       Net income                          $     0.36   $     0.95  $     1.28
     ---------------------------------------------------------------
     Diluted per share amounts:
       Income before extraordinary item    $     0.50   $     0.96  $     1.28
       Extraordinary item, net of taxes         (0.14)       (0.02)       -
     ---------------------------------------------------------------
       Net income                          $     0.36   $     0.94  $     1.28
     ================================================================


6. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Corporation adopted SFAS No. 130 in the first quarter of 1998. Other comprehensive income includes primarily currency translation adjustments. For the three months ended June 30, 1998 and 1997, the Corporation's total comprehensive income was $65 million and $27 million, respectively. For the six months ended June 30, 1998 and 1997, the Corporation's total comprehensive income was $119 million and $115 million, respectively.

7. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                                Six months
                                              ended June 30,
                                          ------------------------
     (In millions)                             1998     1997
     ---------------------------------------------------------------

     Total interest costs                     $ 227    $ 246
     Interest capitalized                        (2)      (5)
     ---------------------------------------------------------------
     Interest expense                         $ 225    $ 241
     ================================================================
     Interest paid                            $ 244    $ 249
     ================================================================
     Income taxes paid, net                   $  44    $  29
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

    In connection with the June 30, 1998 acquisition of CeCorr Inc. ("CeCorr"), the Corporation issued 1.6 million shares of Georgia-Pacific Group common stock ("Georgia-Pacific Group stock") valued at $57.875 per share and assumed approximately $92 million of CeCorr debt, of which $34 million was owed to Georgia-Pacific Corporation ($58 million net debt assumed). (See Note 9.)

8. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                       June 30,  December 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Raw materials                    $   358     $  396
     Finished goods                       824        878
     Supplies                             296        295
     LIFO reserve                        (209)      (212)
     ---------------------------------------------------------------
     Total inventories                $ 1,269     $1,357
     ============================================================



9. ACQUISITION. On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $95 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock. The June 30, 1998 financial statements reflect the transaction as if the Corporation paid $161 million in cash and issued 500,000 shares of Georgia-Pacific Group stock. The acquisition includes 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. Also included are a corrugating medium paper mill, and several specialty operations and support service groups. CeCorr ships
     6.3 billion square feet of corrugated sheets per year. The Corporation will account for this transaction using the purchase method.

10. DEBT. In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

11. SHARE REPURCHASES. During the first six months of 1998, the Corporation purchased on the open market 2,312,500 shares of Georgia-Pacific Group stock at an aggregate price of $150 million, of which 1,289,000 shares were held as treasury stock as of June 30, 1998. The Corporation also purchased on the open market 975,500 shares of The Timber Company common stock ("The Timber Company stock") in the second quarter at an aggregate price of $21 million, of which 388,000 shares were held as treasury stock at June 30, 1998.

12. COMMITMENTS AND CONTINGENCIES. The Corporation is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Corporation faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

     The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47 percent are being investigated, approximately 25 percent are being remediated and approximately 28 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $60 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 63,500 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. Claims under the settlement may be filed through August 18, 1998. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees.

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998, the court certified the suit as a class action consisting of non-governmental plaintiffs. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     The Corporation's facility in Port Hudson, Louisiana has notified the State of Louisiana of the emitting of noncondensable gases in violation of its air permit. The Corporation expects a penalty of an unknown amount to be assessed by the State. The Corporation does not expect the amount of the penalty to have a material adverse effect on the results of operations, liquidity or consolidated financial position of the Corporation.

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

13. RELATED PARTY TRANSACTIONS. During 1998, The Timber Company sold timber deeds to Georgia-Pacific Group. The Timber Company recognizes revenues and earnings from these related-party timber deed contracts as the timber is cut by the Georgia-Pacific Group.

     During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into last fall, with respect to sales of timber and wood fiber. These revisions arose from sharp changes in the prices of timber and wood fiber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to Georgia-Pacific Group covering timber and wood fiber having a value of approximately $23 million, and Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for second quarter adjustments due under the revised policy.

     Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company will be adjusted monthly, rather than quarterly, and will be the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

    These changes are intended to cause prices paid by Georgia-Pacific Group to more quickly reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions which resolve issues related to certain operating practices of The Timber Company and Georgia-Pacific Group.


CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                                    Second Quarter
                                 First              --------------
(In millions)                    Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products              $1,777  55%    $1,882  57%    $3,659  56 %
Pulp and paper                  1,431  45      1,413  43      2,844  44
Other operations                   13   -         10   -         23   -
--------------------------------------------------------------------------------
Total net sales                $3,221 100%    $3,305 100%    $6,526 100%
===============================================================================
OPERATING PROFITS
Building products              $  168  64%    $  175  69%    $  343  66%
Pulp and paper                     91  34         73  29        164  32
Other operations                    6   2          6   2         12   2
--------------------------------------------------------------------------------
Total operating profits           265 100%       254 100%       519 100%
                                      ===            ===            ===
General corporate expense         (34)           (26)           (60)
Interest expense                 (114)          (111)          (225)
Provision for income taxes        (49)           (49)           (98)
--------------------------------------------------------------------------------
Income before extraordinary
 item                              68             68            136
Extraordinary item, net of taxes  (14)            (1)           (15)
--------------------------------------------------------------------------------
Net income                     $   54         $   67         $  121
===============================================================================


CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES

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



CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                                    Second Quarter
                                 First              --------------
(In millions)                    Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products              $1,781  57%    $1,943  59%    $3,724  58%
Pulp and paper                  1,351  43      1,371  41      2,722  42
Other operations                   13   -         12   -         25   -
--------------------------------------------------------------------------------
Total net sales                $3,145 100%    $3,326 100%    $6,471 100%
===============================================================================
OPERATING PROFITS
Building products              $  289  92%    $  203  93%    $  492  93%
Pulp and paper                     20   7         12   6         32   6
Other operations                    4   1          3   1          7   1
--------------------------------------------------------------------------------
Total operating profits           313 100%       218 100%       531 100%
                                      ===            ===            ===
General corporate expense         (37)           (48)           (85)
Interest expense                 (122)          (119)          (241)
Provision for income taxes        (64)           (24)           (88)
--------------------------------------------------------------------------------
Income before accounting
 change                            90             27            117
Cumulative effect of an
 accounting change, net
 of taxes                           -              -              -
--------------------------------------------------------------------------------
Net income                     $   90         $   27         $  117
===============================================================================



CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products   $ 1,946   58%  $ 5,670   58%  $ 1,816   56%  $ 7,486   57%
Pulp and paper        1,414   42     4,136   42     1,420   44     5,556   43
Other operations         13    -        38    -        14    -        52    -
--------------------------------------------------------------------------------
Total net sales     $ 3,373  100%  $ 9,844  100%  $ 3,250  100%  $13,094  100%
===============================================================================
OPERATING PROFITS
Building products   $   221   70%  $   713   84%  $   (36)(171)% $   677   78%
Pulp and paper           93   29       125   15        49  233       174   20
Other operations          3    1        10    1         8   38        18    2
--------------------------------------------------------------------------------
Total operating
 profits                317  100%      848  100%       21  100%      869  100%
                             ===            ===            ===            ===
General corporate
 expense                (54)          (139)           (30)          (169)
Interest expense       (114)          (355)          (110)          (465)
(Provision) benefit for
 income taxes           (63)          (151)            45           (106)
--------------------------------------------------------------------------------
Income (loss) before accounting
 change                  86            203            (74)           129
Cumulative effect of an
 accounting change, net
 of taxes                 -              -            (60)           (60)
--------------------------------------------------------------------------------
Net income (loss)   $    86        $   203        $  (134)       $    69
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH 1997

The Corporation reported consolidated net sales of approximately $3.3 billion for both of the three months ended June 30, 1998 and 1997. Net income for the 1998 second quarter was $67 million compared with $27 million in 1997. The 1998 second quarter results included an after-tax loss of $1 million from the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $1.9 billion for both of the three months ended June 30, 1998 and 1997. Operating profits decreased in 1998 to $175 million compared with $203 million in 1997. Return on sales was 9.3 percent and 10.4 percent for the three months ended June 30, 1998 and 1997, respectively.

The lower quarter-over-quarter operating profit resulted principally from a significant decrease in lumber prices and structural panels profits. Average prices for lumber were 16 percent lower in the second quarter of 1998 than the second quarter of 1997 while Southern pine log costs increased by an average of 23 percent. Average prices for structural panels (primarily plywood) decreased approximately 3 percent from the second quarter of 1997 while manufacturing costs for plywood increased approximately 12 percent over the prior year primarily due to higher log costs. These decreases were slightly offset by increased demand and prices for oriented strand board and gypsum. Additionally, The Timber Company results remained relatively constant in the second quarter of 1998 compared to the same period of 1997.

Operating losses for the Corporation's building products distribution division were $13 million in the second quarter of 1998 (excluding unusual gains of $11 million, primarily related to assets sold as part of the division's restructuring plan), compared with a loss of $17 million in the second quarter of 1997 (excluding unusual gains of $8 million, primarily related to assets sold as part of the division's restructuring plan). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. The plan included disposing of the division's millwork fabrication facilities nationwide as well as several distribution centers located in the Western United States. Through the second quarter of 1998, the division has completed the sale of most of these millwork fabrication facilities and distribution warehouses. Management is aggressively addressing the turn-around of the distribution division, but cannot predict when the division will return to profitability. Selected financial and operating data for the building products distribution business are shown in the table below:



     SELECTED DISTRIBUTION DIVISION DATA

                                 Three months ended June 30,
     (In millions)                     1998        1997
     ---------------------------------------------------------------
     Sales                           $1,041     $ 1,108
     Operating loss (before
       unusual items)                   (13)        (17)
     Unusual items                       11           8
     Capital expenditures                 -          11
     Depreciation                        12          12
     ============================================================


The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $73 million in the 1998 second quarter. For the same period in 1997, the segment reported net sales of $1.4 billion and operating profits of $12 million. Return on sales increased to 5.2 percent in 1998 from
0.9 percent in 1997. Average containerboard prices for the quarter were approximately 40 percent above prices in the same 1997 period. However, containerboard prices trended downward during the first six months of the year and have continued a slight downward trend into the third quarter. Communications papers prices are up compared to the second quarter of 1997; however, prices have trended downward since the first quarter of 1998, with this trend continuing into the third quarter. Prices and demand for pulp remained flat compared to the 1998 first quarter and are down compared with second quarter of last year. Compared with a year ago, the Corporation has reduced inventories for most pulp and paper products, incurring downtime in the second quarter when necessary. During the second quarter of 1998, the Corporation took market-related downtime at its pulp and paper mills, and reduced pulp, containerboard and communication papers production by approximately 60,000 tons, 40,000 tons and 25,000 tons, respectively. During the third quarter of 1998, the Corporation expects to continue to take market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In July 1998, the Corporation announced that it is closing the market pulp portion of its operations at Port Hudson, Louisiana and Ashdown, Arkansas indefinitely. This action and other related reductions will decrease the Corporation's total market pulp capacity and current production by more than 500,000 tons annually. As a result, the Corporation expects to incur a non-recurring, non-cash charge of approximately $15 million during the third quarter of 1998 related to these closings.

General corporate expense decreased to $26 million for the three months ended June 30, 1998 compared with $48 million in 1997. The majority of the decrease is attributable to lower expenses for the corporation's stock compensation programs and its cash incentive compensation program. Interest expense declined 7 percent to $111 million in the 1998 second quarter, compared with $119 million in the 1997 second quarter. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH 1997

The Corporation reported consolidated net sales of $6.5 billion and net income of $121 million for the six months ended June 30, 1998, compared with net sales of $6.5 billion and net income of $117 million in 1997. The 1998 results include an extraordinary, after-tax loss of $15 million for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $3.7 billion and operating profits of $343 million for the six months ended June 30, 1998, compared with net sales of $3.7 billion and operating profits of $492 million in 1997. Return on sales decreased to 9.4 percent from 13.2 percent a year ago. The 1997 results include a first quarter gain of $128 million ($80 million after taxes) from the sale of the Corporation's Martell, California, assets to Sierra Pacific Industries. Excluding the pretax gain from the sale of the Martell operations, operating profit in the building products segment would have been $364 million and the return on sales would have been 9.8 percent. An 11 percent decrease in lumber prices and higher log costs in the first six months of 1998 were offset by approximately 34 percent higher prices for oriented strand board, increased demand for oriented strand board, particleboard and gypsum and an increase in prices for Southern sawtimber sold by The Timber Company.

Operating losses for the Corporation's building products distribution division were $35 million in the first half of 1998 (excluding unusual gains of $13 million, primarily related to assets sold as part of the division's restructuring plan) compared with a loss of $51 million in the first half of 1997 (excluding unusual gains of $8 million, primarily related to assets sold as part of the division's restructuring plan, offset in part by relocation and severance costs). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. Selected financial and operating data for the building products distribution business are shown in the table below.


     SELECTED DISTRIBUTION DIVISION DATA

                                   Six months ended June 30,
     (In millions)                     1998        1997
     ---------------------------------------------------------------
     Sales                           $2,004     $ 2,091
     Operating loss (before
       unusual items)                   (35)        (51)
     Unusual items                       13           8
     Capital expenditures                 3          24
     Depreciation                        24          23
     ============================================================


The Corporation's pulp and paper segment reported net sales of $2.8 billion and operating profits of $164 million for the six-month period ended June 30, 1998, compared with net sales of $2.7 billion and operating profits of $32 million in 1997. Return on sales increased to 5.8 percent compared with 1.2 percent for the same period a year ago, principally due to an increase in average prices for almost all of the Corporation's pulp and paper products. Average containerboard prices for the first six months of 1998 were approximately 59 percent above prices in the same 1997 period, and average prices of communications papers for the first six months of 1998 were approximately 7 percent above year ago levels. Prices for most of the Corporation's pulp and paper products declined during the second quarter of 1998, with softening of prices in containerboard and communication papers continuing into the third quarter. Compared with a year ago, the Corporation has reduced inventories for most pulp and paper products, incurring downtime in the second quarter when necessary. During the first half of 1998, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp, containerboard and communication papers production by approximately 100,000 tons, 60,000 tons and 40,000 tons, respectively. During the third quarter of 1998, the Corporation expects to continue to take market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In July 1998, the Corporation announced that it is closing the market pulp portion of its operations at Port Hudson, Louisiana and Ashdown, Arkansas indefinitely. This action and other related reductions will decrease the Corporation's total market pulp capacity and current production by more than 500,000 tons annually. As a result, the Corporation expects to incur a non-recurring, non-cash charge of approximately $15 million during the third quarter of 1998 related to these closings.

Interest expense declined 7 percent to $225 million in the first half of 1998, compared with $241 million in the first half of 1997. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.


LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES. The Corporation generated cash from operations of $501 million during the first six months of 1998, compared with $395 million in the first six months of 1997. The increase is primarily attributable to higher average prices for certain of the Corporation's pulp and paper products.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended June 30, 1998 were $240 million compared with $270 for the first six months of 1997. Expenditures in 1998 included $159 million in the pulp and paper segment, $63 million in the building products segment, and $18 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1998, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $129 million in the first six months of 1998 compared with $71 million in 1997.

On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $95 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock.
The June 30, 1998 financial statements reflect the transaction as if the Corporation paid $161 million in cash and issued 500,000 shares of Georgia-Pacific Group stock.

During the first half of 1998, the Corporation received $68 million from the sale of assets, principally real estate development properties located in South Carolina and Florida and various distribution facilities. During the first half of 1997, the Corporation received proceeds of $331 million from the sale of assets relating primarily to the sale of its Martell operations.

In 1998, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt was $5.7 billion and $5.5 billion at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, $4.8 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $908 million and $971 million, respectively, was The Timber Company's debt. At June 30, 1998, Georgia-Pacific Group had exceeded its share repurchase threshold of $4.75 billion of debt. Accordingly, repurchases of Georgia-Pacific Group stock are precluded until the debt falls below the share repurchase threshold.

In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

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

At June 30, 1998, the Corporation had outstanding borrowings of $642 million under certain Industrial Revenue Bonds. Approximately $4 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of June 30, 1998, $520 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

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

At June 30, 1998, the Corporation's weighted average interest rate on its total debt was 7.4% including the accounts receivable sale program and outstanding interest rate exchange agreements. At June 30, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9.1%. These agreements have a weighted average maturity of approximately 8 months. As of June 30, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.4 billion.

The Corporation's accounts receivable sale program has been extended to May
1999.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at June 30, 1998.

As of June 30, 1998, the Corporation had registered for sale up to $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. In July 1998, the Board of Directors agreed to increase the level of the shelf registration to $500 million.

During the first six months of 1998, the Corporation purchased on the open market 2,312,500 shares of Georgia-Pacific Group stock at an aggregate price of $150 million, of which 1,289,000 shares were held as treasury stock as of June 30, 1998. The Corporation also purchased on the open market 975,500 shares of The Timber Company stock in the second quarter at an aggregate price of $21 million, of which 388,000 shares were held as treasury stock at June 30, 1998.

OTHER. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation adopted SFAS No. 130 in the 1998 first quarter.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS No. 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation will be required to adopt the new standard in 1998; prior period information will be restated. Management is evaluating the effect of this statement on reported segment information.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional pension related disclosures. The objective of the statement is to provide sufficient information to understand the changes in benefit obligations or to analyze the quality of earnings of the Corporation. SFAS No. 132 requires disclosure of additional information about the changes in the benefit obligation and the fair value of plan assets during the period, including unrecognized gains and losses. The Corporation will be required to present this additional information disclosure in the 1998 year end statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments, primarily interest rate swaps and foreign currency forward contracts. The impact of adjustment to fair value is not expected to be material.

The Corporation is working to resolve the effects of the Year 2000 problem on its information systems, including the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Corporation began a company-wide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, the Corporation has developed a Year 2000 compliance plan, under which all key information systems are being tested, and non-compliant software or technology is being modified or replaced. The Corporation is also surveying the Year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with the Corporation's systems or could otherwise impact the Corporation's operations.

The Corporation completed an inventory of its information technology systems and processes in 1997 and currently expects to have most of the necessary revisions to such systems and processes completed by year-end 1998, and to complete testing and verification of such systems and processes for Year 2000 compliance during 1999. Earlier this year, the Corporation completed an inventory of the process control systems and embedded chips used in its manufacturing operations and determined that only a small percentage of such systems and chips could be subject to Year 2000 problems. The Corporation currently expects to have these affected manufacturing systems replaced or corrected in early 1999, and to complete testing and verification of such systems for Year 2000 compliance during 1999. While the Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Corporation's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Corporation's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst case scenario of failure by the Corporation or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Corporation's facilities and a temporary inability on the part of the Corporation to timely process orders and billings and to deliver finished products to customers. The Corporation's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

The Corporation currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million, of which approximately $7 million has been incurred to date. The bulk of the estimated incremental cost relates to replacement or modification of affected process control systems in the Corporation's manufacturing operations and is projected to be incurred in late 1998 and early 1999. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

Approximately 44,000 acres of timberlands were affected by the brush fires in Florida in June, 1998. This acreage represents approximately eight percent of the timberlands owned in the State of Florida. The Timber Company plans to do some salvaging and believes the loss could impact the rotation of harvests in 1999 and 2000. The Timber Company has not yet determined the amount of loss related to timber damaged in these fires but expects to identify the amount of loss during the last six months of 1998. Such loss may be material to the Corporation's results of operations in one or more fiscal quarters, but will not have a material impact on the long-term results of operations, liquidity or financial position of the Corporation.


RELATED PARTY TRANSACTIONS

CHANGES TO THE SUPPLY AGREEMENT. During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into last fall, with respect to sales of timber and wood fiber. These revisions arose from sharp changes in the prices of timber and wood fiber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to Georgia-Pacific Group covering timber and wood fiber having a value of approximately $23 million, and Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for second quarter adjustments due under the revised policy.

Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company will be adjusted monthly, rather than quarterly, and will be the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

These changes are intended to cause prices paid by Georgia-Pacific Group to more quickly reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions which resolve issues related to certain operating practices of The Timber Company and Georgia-Pacific Group.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding pricing trends, expected market-related downtime and the Corporation's expectations regarding the resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; the ability of the Corporation, and its customers and suppliers, to timely and efficiently address the Year 2000 problem; changes in the productive capacity of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets, particularly the Asian markets; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; and other risks, uncertainties and assumptions discussed in the Corporation's Quarterly Report on Form 10-Q dated March 31, 1998, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997 and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 12 of the Notes to Consolidated Financial Statements.


COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                        Three months          Six months
                                       ended June 30,       ended June 30,
                                       --------------       --------------

(In millions, except per share amounts)  1998      1997      1998      1997
-----------------------------------------------------------------------
Net sales                              $3,275    $3,297    $6,468    $6,417
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below
     The Timber Company                    19        21        43        34
     Third parties                      2,556     2,608     5,031     5,050
-----------------------------------------------------------------------
 Total cost of sales                    2,575     2,629     5,074     5,084
 Selling, general and
   administrative                         256       272       518       553
 Depreciation and cost of timber
   harvested
     The Timber Company                    67        81       160       180
     Third parties                        229       226       440       442
-----------------------------------------------------------------------
 Total depreciation and cost of
   timber harvested                       296       307       600       622
 Interest                                  94        99       190       196
 Other income                               -         -         -       (14)
-----------------------------------------------------------------------
Total costs and expenses                3,221     3,307     6,382     6,441
-----------------------------------------------------------------------
Income (loss) before income taxes
 and extraordinary item                    54       (10)       86       (24)
Provision for income taxes                 24         -        40        (1)
-----------------------------------------------------------------------
Income (loss) before extraordinary item    30       (10)       46       (23)
Extraordinary item - loss from early
 retirement of debt, net of taxes          (1)        -       (13)        -
-----------------------------------------------------------------------
Net income (loss)                      $   29    $  (10)   $   33    $  (23)
==========================================================================
Georgia-Pacific Group
Basic and diluted per common share:
 Income before extraordinary item      $ 0.33              $   0.50
 Extraordinary item - loss from early
   retirement of debt, net of taxes     (0.01)                (0.14)
-----------------------------------------------------------------------
 Net income                            $ 0.32              $   0.36
==========================================================================
Average number of shares outstanding:
 Basic                                   90.5                91.0
 Diluted                                 92.2                92.3
==========================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                         Six months
                                                       ended June 30,
                                                  -------------------------
(In millions)                                         1998         1997
-------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                    $  33     $ (23)
  Adjustments to reconcile net income (loss) to cash
   provided by operations:
   Depreciation                                          369       390
   Cost of timber harvested                              231       232
   Other income                                            -       (14)
   Deferred income taxes                                  50       (15)
   Amortization of goodwill                               30        30
   Stock compensation programs                            14       (15)
   Gain on sales of assets                               (10)      (14)
   Increase in receivables                               (49)      (79)
   Decrease in inventories                                88       108
   Change in other working capital                      (195)     (127)
   Increase (decrease) in taxes payable                   (8)       19
   Change in other assets and other
     long-term liabilities                                13       (24)
-------------------------------------------------------------------------
Cash provided by operations                              566       468
-------------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments             (238)     (270)
  Timber and timberlands purchases
   from the Timber Company                              (184)     (180)
  Timber and timberlands purchases outside               (95)      (51)
  CeCorr acquisition                                    (161)        -
  Decrease in cash restricted for capital expenditures    26        11
  Proceeds from sales of assets                           34        56
  Other                                                   (1)       (2)
-------------------------------------------------------------------------
Cash used for investing activities                      (619)     (436)
-------------------------------------------------------------------------
Cash flows from financing activities
  Additions to (repayments of) long-term debt            245        (6)
  Stock repurchases                                     (155)        -
  Cash dividends paid                                    (46)      (45)
  Other                                                    8        15
-------------------------------------------------------------------------
Cash provided by (used for) financing activities          52       (36)
-------------------------------------------------------------------------
Decrease in cash                                          (1)       (4)
  Balance at beginning of period                           8        10
-------------------------------------------------------------------------
  Balance at end of period                             $   7     $   6
========================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                     June 30,   December 31,
(In millions, except shares and per share amounts)     1998         1997
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $      7     $     8
  Receivables, less allowances of $12 and $13,
   respectively                                         1,396       1,368
  Taxes receivable                                         69          61
  Inventories                                           1,268       1,355
  Deferred income tax assets                               67          67
  Other current assets                                     71          52
-------------------------------------------------------------------------
Total current assets                                    2,878       2,911
-------------------------------------------------------------------------
Timber and timberlands                                     98          71
-------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,098      14,072
  Accumulated depreciation                             (7,981)     (7,795)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,117       6,277
-------------------------------------------------------------------------
Goodwill                                                1,569       1,599
-------------------------------------------------------------------------
Other assets                                            1,176         921
-------------------------------------------------------------------------
Total assets                                         $ 11,838     $11,779
========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt                                     $  1,348     $ 1,462
 Accounts payable                                         505         639
 Accrued compensation                                     186         207
 Accrued interest                                          64          83
 Other current liabilities                                266         307
-------------------------------------------------------------------------
Total current liabilities                               2,369       2,698
-------------------------------------------------------------------------
Long-term debt, excluding current portion               3,485       3,057
-------------------------------------------------------------------------
Other long-term liabilities                             1,567       1,542
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,009         959
-------------------------------------------------------------------------

Commitments and contingencies

Total shareholders' equity                              3,408       3,523
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 11,838     $11,779
===========================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--GEORGIA-PACIFIC GROUP
JUNE 30, 1998

1. PRINCIPLES OF PRESENTATION. The financial statements include the combined accounts of operations comprising the Georgia-Pacific Group. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Georgia-Pacific Group's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 2 and 4 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and The Timber Company's combined financial statements.

2. OTHER INCOME. The 1997 first quarter sale of the Corporation's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million. Of this amount, a pretax gain of $14 million ($9 million after taxes) was recorded in Georgia-Pacific Group's building products segment for the sale of the sawmill and particleboard plant.

3. PROVISION FOR INCOME TAXES. The effective tax rate for each period was different than the statutory rate primarily because of nondeductible goodwill amortization expense.

4. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first six months of 1998. As a result, an after-tax extraordinary charge of $13 million (14 cents per share) was allocated to the Georgia-Pacific Group based on the ratio of the Georgia-Pacific Group's debt to the Corporation's total debt, of which $12 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

5. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

     In February 1997, the FASB issued SFAS No. 128, which specifies the computation, presentation and disclosure requirements for earnings per share. Georgia-Pacific Group adopted SFAS No. 128 in the 1997 fourth quarter.

     The following table provides earnings and per share data for Georgia-Pacific Group for 1998.

                                                Three months   Six months
                                               ended June 30,ended June 30,
                                           -----------------------------------------
     (In millions, except per share amounts)       1998           1998
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item         $    30        $    46
       Extraordinary item, net of taxes              (1)           (13)
     ---------------------------------------------------------------
       Net income                               $    29        $    33
     ================================================================
     Shares (denominator):
      Average shares outstanding                     90.5           91.0
      Dilutive securities:
       Incentive plans and option plans               1.5            1.2
       Employee stock purchase plans                  0.2            0.1
     ---------------------------------------------------------------
      Total assuming conversion                      92.2           92.3
     ================================================================
     Basic and diluted per share amounts:
       Income before extraordinary item         $     0.33     $     0.50
       Extraordinary item, net of taxes              (0.01)         (0.14)
     ---------------------------------------------------------------
       Net income                               $     0.32     $     0.36
     ================================================================


6. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Georgia-Pacific Group adopted SFAS No. 130 in the first quarter of 1998. Other comprehensive income includes primarily currency translation adjustments. For the three months ended June 30, 1998, the Georgia-Pacific Group's total comprehensive income was $27 million, compared to a loss of $10 million for the same period last year. For the six months ended June 30, 1998, the Georgia-Pacific Group's total comprehensive income was $31 million compared to a loss of $25 million for the same period last year.

7. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.


                                                Six months
                                              ended June 30,
                                          ------------------------
     (In millions)                             1998     1997
     ---------------------------------------------------------------

     Total interest costs                     $ 192    $ 201
     Interest capitalized                        (2)      (5)
     ---------------------------------------------------------------
     Interest expense                         $ 190    $ 196
     ================================================================
     Interest paid by the Corporation         $ 244    $ 249
     ================================================================
     Income taxes paid by the
      Corporation, net                        $  44    $  29
     ================================================================
     Portion of interest paid charged
      to the Georgia-Pacific Group            $ 209    $ 204
     ================================================================
     Portion of income taxes (refunded) paid
      charged to the Georgia-Pacific Group    $ (12)   $  (5)
     ================================================================


     In connection with the CeCorr acquisition, the Georgia-Pacific Group issued 1.6 million shares of Georgia-Pacific Group common stock valued at $57.875 per share and assumed approximately $92 million of CeCorr debt of which $34 million was owed to Georgia-Pacific Group ($58 million net debt assumed). (See Note 9.)

8. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Georgia-Pacific Group uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:


                                      June 30,   December 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Raw materials                    $   358     $  396
     Finished goods                       824        878
     Supplies                             295        293
     LIFO reserve                        (209)      (212)
     ---------------------------------------------------------------
     Total inventories                $ 1,268     $1,355
     ============================================================



9. ACQUISITION. On June 30, 1998, Georgia-Pacific Group completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $95 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock. The June 30, 1998 financial statements reflect the transaction as if the Corporation paid $161 million in cash and issued 500,000 shares of Georgia-Pacific Group stock. The acquisition includes 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. Also included are a corrugating medium paper mill, and several specialty operations and support service groups. CeCorr ships
     6.3 billion square feet of corrugated sheets per year. Georgia-Pacific Group will account for this transaction using the purchase method.

10. DEBT. In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

11. SHARE REPURCHASES. During the first six months of 1998, Georgia-Pacific Group purchased on the open market 2,312,500 shares of Georgia-Pacific Group stock at an aggregate price of $150 million, of which 1,289,000 shares were held as treasury stock at June 30, 1998.

12. COMMITMENTS AND CONTINGENCIES. The Georgia-Pacific Group is subject to various legal proceedings and claims that arise in the ordinary course of its business. As is the case with other companies in similar industries, the Georgia-Pacific Group faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides very limited coverage for environmental matters.

     The following sets forth legal proceedings and claims arising out of the operations of the Georgia-Pacific Group to which the Corporation is a party. The holders of Georgia-Pacific Group stock are shareholders of the Corporation and are subject to all of the risks associated with an investment in the Corporation, including any legal proceedings and claims involving The Timber Company.

     The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47 percent are being investigated, approximately 25 percent are being remediated and approximately 28 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $60 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 63,500 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. Claims under the settlement may be filed through August 18, 1998. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees.

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998, the court certified the suit as a class action consisting of non-governmental plaintiffs. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     The Corporation's facility in Port Hudson, Louisiana has notified the State of Louisiana of the emitting of noncondensable gases in violation of its air permit. The Corporation expects a penalty of an unknown amount to be assessed by the State.

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

13. RELATED PARTY TRANSACTIONS. During 1998, The Timber Company sold timber deeds to Georgia-Pacific Group. Georgia-Pacific Group recognizes costs from these related-party timber deed contracts as the timber is cut .

     During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into last fall, with respect to sales of timber and wood fiber. These revisions arose from sharp changes in the prices of timber and wood fiber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to Georgia-Pacific Group covering timber and wood fiber having a value of approximately $23 million, and Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for second quarter adjustments due under the revised policy.

     Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company will be adjusted monthly, rather than quarterly, and will be the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

    These changes are intended to cause prices paid by Georgia-Pacific Group to more quickly reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions which resolve issues related to certain operating practices of The Timber Company and Georgia-Pacific Group.


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                    Second Quarter
                                 First              --------------
(In millions)                    Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products              $1,753  55%    $1,854  57%    $3,607  56%
Pulp and paper                  1,431  45      1,413  43      2,844  44
Other operations                    9   -          8   -         17   -
--------------------------------------------------------------------------------
Total net sales                $3,193 100%    $3,275 100%    $6,468 100%
===============================================================================
OPERATING PROFITS
Building products              $   66  41%    $   96  55%    $  162  48%
Pulp and paper                     91  56         73  42        164  49
Other operations                    5   3          5   3         10   3
--------------------------------------------------------------------------------
Total operating profits           162 100%       174 100%       336 100%
                                      ===            ===            ===
General corporate expense         (34)           (26)           (60)
Interest expense                  (96)           (94)          (190)
Provision for income taxes        (16)           (24)           (40)
--------------------------------------------------------------------------------
Income before extraordinary item   16             30             46
Extraordinary item, net of taxes  (12)            (1)           (13)
--------------------------------------------------------------------------------
Net income                     $    4         $   29         $   33
===============================================================================


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES

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



COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                                                    Second Quarter
                                 First              --------------
(In millions)                    Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products              $1,760  57%    $1,918  58%    $3,678  57%
Pulp and paper                  1,351  43      1,371  42      2,722  43
Other operations                    9   -          8   -         17   -
--------------------------------------------------------------------------------
Total net sales                $3,120 100%    $3,297 100%    $6,417 100%
===============================================================================
OPERATING PROFITS
Building products              $   95  80%    $  122  90%    $  217  85%
Pulp and paper                     20  17         12   9         32  13
Other operations                    4   3          1   1          5   2
--------------------------------------------------------------------------------
Total operating profits           119 100%       135 100%       254 100%
                                      ===            ===            ===
General corporate expense         (36)           (46)           (82)
Interest expense                  (97)           (99)          (196)
Benefit for income taxes            1              -              1
--------------------------------------------------------------------------------
Net loss                       $  (13)        $  (10)        $  (23)
===============================================================================


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products   $ 1,906   57%  $ 5,584   57%  $ 1,791   56%  $ 7,375   57%
Pulp and paper        1,414   43     4,136   43     1,420   44     5,556   43
Other operations         10    -        27    -        10    -        37    -
--------------------------------------------------------------------------------
Total net sales     $ 3,330  100%  $ 9,747  100%  $ 3,221  100%  $12,968  100%
===============================================================================
OPERATING PROFITS
Building products   $   127   57%  $   344   72%  $  (106) 212%  $   238   56%
Pulp and paper           93   42       125   26        49  (98)      174   41
Other operations          3    1         8    2         7  (14)       15    3
--------------------------------------------------------------------------------
Total operating
 profits                223  100%      477  100%      (50) 100%      427  100%
                             ===            ===            ===            ===
General corporate
 expense                (54)          (136)           (28)          (164)
Interest expense        (95)          (291)           (90)          (381)
(Provision) benefit for
 income taxes           (33)           (32)            64             32
--------------------------------------------------------------------------------
Income (loss) before accounting
 change                  41             18           (104)           (86)
Cumulative effect of an
 accounting change, net
 of taxes                 -              -            (60)           (60)
--------------------------------------------------------------------------------
Net income (loss)   $    41        $    18        $  (164)       $  (146)
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH 1997

Georgia-Pacific Group reported net sales of approximately $3.3 billion for both of the three months ended June 30, 1998 and 1997. Net income for the 1998 second quarter was $29 million compared with a net loss of $10 million in 1997. The 1998 second quarter results include an after-tax loss of $1 million from the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

Georgia-Pacific Group's building products segment reported net sales of $1.9 billion for both of the three months ended June 30, 1998 and 1997. Operating profits decreased in 1998 to $96 million compared with $122 million in 1997. Return on sales was 5.2 percent and 6.4 percent for both of the three months ended June 30, 1998 and 1997, respectively.

The lower quarter-over-quarter operating profit resulted principally from a significant decrease in lumber prices and structural panels profits. Average prices for lumber were 16 percent lower in the second quarter of 1998 than the second quarter of 1997 while Southern pine log costs increased by an average of 23 percent. Average prices for structural panels (primarily plywood) decreased approximately 3 percent from the second quarter of 1997 while manufacturing costs for plywood increased approximately 12 percent over the prior year primarily due to higher log costs. These decreases were slightly offset by increased demand and prices for oriented strand board and gypsum.

Operating losses for Georgia-Pacific Group's building products distribution division were $13 million in the second quarter of 1998 (excluding unusual gains of $11 million, primarily related to assets sold as part of the division's restructuring plan), compared with a loss of $17 million in the second quarter of 1997 (excluding unusual gains of $8 million, primarily related to assets sold as part of the division's restructuring plan). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. The plan included disposing of the division's millwork fabrication facilities nationwide as well as several distribution centers located in the Western United States. Through the second quarter of 1998, the division has completed the sale of most of these millwork fabrication facilities and distribution warehouses. Management is aggressively addressing the turn-around of the distribution division, but cannot predict when the division will return to profitability. Selected financial and operating data for the building products distribution business are shown in the table below:


     SELECTED DISTRIBUTION DIVISION DATA

                                  Three months ended June 30,
     (In millions)                    1998         1997
     ---------------------------------------------------------------
     Sales                          $1,041      $ 1,108
     Operating loss (before
       unusual items)                  (13)         (17)
     Unusual items                      11            8
     Capital expenditures                -           11
     Depreciation                       12           12
     ============================================================


Georgia-Pacific Group's pulp and paper segment reported net sales of $1.4 billion and operating profits of $73 million in the 1998 second quarter. For the same period in 1997, the segment reported net sales of $1.4 billion and operating profits of $12 million. Return on sales increased to 5.2 percent in 1998 from 0.9 percent in 1997. Average containerboard prices for the quarter were approximately 40 percent above prices in the same 1997 period. However, containerboard prices trended downward during the first six months of the year and have continued a slight downward trend into the third quarter. Communications papers prices are up compared to the second quarter of 1997; however, prices have trended downward from the first quarter of 1998, with this trend continuing into the third quarter. Prices and demand for pulp remained flat compared to the 1998 first quarter and are down compared with second quarter of last year. Compared with a year ago, Georgia-Pacific Group has reduced inventories for most pulp and paper products, incurring downtime in the second quarter when necessary. During the second quarter of 1998, Georgia-Pacific Group took market-related downtime at its pulp and paper mills and reduced pulp, containerboard and communication papers production by approximately 60,000 tons, 40,000 tons and 25,000 tons, respectively. During the third quarter of 1998, Georgia-Pacific Group expects to continue to take market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In July 1998, the Corporation announced that it is closing the market pulp portion of its operations at Port Hudson, Louisiana and Ashdown, Arkansas indefinitely. This action and other related reductions will decrease Georgia-Pacific Group's total market pulp capacity and current production by more than 500,000 tons annually. As a result, Georgia-Pacific Group expects to incur a non-recurring, non-cash charge of approximately $15 million during the third quarter of 1998 related to these closings.

General corporate expense decreased to $26 million for the three months ended June 30, 1998 compared with $46 million in 1997. The majority of the decrease is attributable to lower expenses for Georgia-Pacific Group's stock compensation programs and its cash incentive compensation program.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH 1997

Georgia-Pacific Group reported consolidated net sales of $6.5 billion and net income of $33 million for the six months ended June 30, 1998, compared with net sales of $6.4 billion and net loss of $23 million in 1997. The 1998 results include an extraordinary, after-tax loss of $13 million for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

Georgia-Pacific Group's building products segment reported net sales of $3.6 billion and operating profits of $162 million for the six months ended June 30, 1998, compared with net sales of $3.7 billion and operating profits of $217 million in 1997. Return on sales decreased to 4.5 percent from 5.9 percent a year ago. The 1997 results include a first quarter gain of $14 million ($9 million after taxes) from the sale of the Georgia-Pacific Group's Martell, California, assets to Sierra Pacific Industries. Excluding the pretax gain from the sale of the Martell operations, operating profit in the building products segment would have been $203 million and the return on sales would have been 5.5 percent. An 11 percent decrease in lumber prices and higher log costs in the first six months of 1998 were offset by approximately 34 percent higher prices for oriented strand board and increased demand for oriented strand board, particleboard and gypsum.

Operating losses for Georgia-Pacific Group's building products distribution division were $35 million in the first half of 1998 (excluding unusual gains of $13 million, primarily related to assets sold as part of the division's restructuring plan) compared with a loss of $51 million in the first half of 1997 (excluding unusual gains of $8 million, primarily related to assets sold as part of the division's restructuring plan, offset in part by relocation and severance costs). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. Selected financial and operating data for the building products distribution business are shown in the table below.



     SELECTED DISTRIBUTION DIVISION DATA

                                   Six months ended June 30,
     (In millions)                    1998         1997
     ---------------------------------------------------------------
     Sales                          $2,004      $ 2,091
     Operating loss (before
       unusual items)                  (35)         (51)
     Unusual items                      13            8
     Capital expenditures                3           24
     Depreciation                       24           23
     ============================================================


Georgia-Pacific Group's pulp and paper segment reported net sales of $2.8 billion and operating profits of $164 million for the six-month period ended June 30, 1998, compared with net sales of $2.7 billion and operating profits of $32 million in 1997. Return on sales increased to 5.8 percent compared with 1.2 percent for the same period a year ago, principally due to an increase in average prices for almost all of the Georgia-Pacific Group's pulp and paper products. Average containerboard prices for the first six months of 1998 were approximately 59 percent above prices in the same 1997 period, and average prices of communications papers for the first six months of 1998 were approximately 7 percent above year ago levels. Prices for most of the Georgia-Pacific Group's pulp and paper products declined during the second quarter of 1998, with softening of prices in containerboard and communication papers continuing into the third quarter. Compared with a year ago, Georgia-Pacific Group has reduced inventories for most pulp and paper products, incurring downtime in the second quarter when necessary. During the first half of 1998, Georgia-Pacific Group incurred market-related downtime at its pulp and paper mills and reduced pulp, containerboard and communication papers production by approximately 100,000 tons, 60,000 tons and 40,000 tons, respectively. During the third quarter of 1998, Georgia-Pacific Group expects to continue to take market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In July 1998, Georgia-Pacific Group announced that it is closing the market pulp portion of its operations at Port Hudson, Louisiana and Ashdown, Arkansas indefinitely. This action and other related reductions will decrease Georgia-Pacific Group's total market pulp capacity and current production by more than 500,000 tons annually. As a result, Georgia-Pacific Group expects to incur a non-recurring, non-cash charge of approximately $15 million during the third quarter of 1998 related to these closings.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Georgia-Pacific Group generated cash from operations of $566 million for the six months ended June 30, 1998 compared with $468 million a year ago. The increase is primarily attributable to higher average prices for many of the Georgia-Pacific Group's pulp and paper products.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended June 30, 1998 were $238 million compared with $270 for the first six months of 1997. Expenditures in 1998 included $159 million in the pulp and paper segment, $61 million in the building products segment, and $18 million of other and general corporate. Georgia-Pacific Group expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1998, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $279 million in the first six months of 1998 compared with $231 million in 1997.

On June 30, 1998, Georgia-Pacific Group completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $95 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock.
The June 30, 1998 financial statements reflect the transaction as if the Corporation paid $161 million in cash and issued 500,000 shares of Georgia-Pacific Group stock.

During the first half of 1998, the Georgia-Pacific Group received $34 million from the sales of assets, principally the sale of various distribution facilities. During the first half of 1997, the Georgia-Pacific Group received proceeds from the sale of assets of $56 million relating principally to the sale of its Martell operations.

In 1998, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt was $5.7 billion and $5.5 billion at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, $4.8 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $908 million and $971 million, respectively, was The Timber Company's debt. At June 30, 1998, Georgia-Pacific Group had exceeded its share repurchase threshold of $4.75 billion of debt. Accordingly, repurchases of Georgia-Pacific Group stock are precluded until the debt falls below the share repurchase threshold.

In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

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

At June 30, 1998, the Corporation had outstanding borrowings of $642 million under certain Industrial Revenue Bonds. Approximately $4 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of June 30, 1998, $520 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

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

At June 30, 1998, the Corporation's weighted average interest rate on its total debt was 7.4% including the accounts receivable sale program and outstanding interest rate exchange agreements. At June 30, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9.1%. These agreements have a weighted average maturity of approximately 8 months. As of June 30, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.4 billion.

The Corporation's accounts receivable sale program has been extended to May
1999.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at June 30, 1998.

As of June 30, 1998, the Corporation had registered for sale up to $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. In July 1998, the Board of Directors agreed to increase the level of the shelf registration to $500 million.

During the first six months of 1998, Georgia-Pacific Group purchased on the open market 2,312,500 shares of Georgia-Pacific Group stock at an aggregate price of $150 million, of which 1,289,000 shares were held as treasury stock at June 30, 1998.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments primarily interest rate swaps and foreign currency forward contracts. The impact of adjustment to fair value is not expected to be material.

The Georgia-Pacific Group is working to resolve the effects of the Year 2000 problem on its information systems, including the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, Georgia-Pacific Group began a company-wide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, Georgia-Pacific Group has developed a Year 2000 compliance plan, under which all key information systems are being tested, and non-compliant software or technology is being modified or replaced. Georgia-Pacific Group is also surveying the Year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with Georgia-Pacific Group's systems or could otherwise impact Georgia-Pacific Group's operations.

Georgia-Pacific Group completed an inventory of its information technology systems and processes in 1997 and currently expects to have most of the necessary revisions to such systems and processes completed by year-end 1998, and to complete testing and verification of such systems and processes for Year 2000 compliance during 1999. Earlier this year, Georgia-Pacific Group completed an inventory of the process control systems and embedded chips used in its manufacturing operations and determined that only a small percentage of such systems and chips could be subject to Year 2000 problems. Georgia-Pacific Group currently expects to have these affected manufacturing systems replaced or corrected in early 1999, and to complete testing and verification of such systems for Year 2000 compliance during 1999. While Georgia-Pacific Group currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of Georgia-Pacific Group's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on Georgia-Pacific Group's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst case scenario of failure by Georgia-Pacific Group or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of Georgia-Pacific Group's facilities and a temporary inability on the part of Georgia-Pacific Group to timely process orders and billings and to deliver finished products to customers. Georgia-Pacific Group's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

Georgia-Pacific Group currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million, of which approximately $7 million has been incurred to date. The bulk of the estimated incremental cost relates to replacement or modification of affected process control systems in Georgia-Pacific Group's manufacturing operations and is projected to be incurred in late 1998 and early 1999. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with corporate policy. Such costs may be material to Georgia-Pacific Group's results of operations in one or more fiscal quarters or years, but will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of Georgia-Pacific Group.

RELATED PARTY TRANSACTIONS

CHANGES TO THE SUPPLY AGREEMENT. During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into last fall, with respect to sales of timber and wood fiber. These revisions arose from sharp changes in the prices of timber and wood fiber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to Georgia-Pacific Group covering timber and wood fiber having a value of approximately $23 million, and Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for second quarter adjustments due under the revised policy.

Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company will be adjusted monthly, rather than quarterly, and will be the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

These changes are intended to cause prices paid by Georgia-Pacific Group to more quickly reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions which resolve issues related to certain operating practices of The Timber Company and Georgia-Pacific Group.


REFER TO THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" ON PAGE 23 OF THIS FORM 10-Q.

For a discussion of commitments and contingencies refer to Note 12 of the Notes to Combined Financial Statements.


COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                        Three months          Six months
                                       ended June 30,       ended June 30,
                                       --------------       --------------

(In millions, except per share amounts)  1998      1997      1998      1997
-----------------------------------------------------------------------
Net sales
  Timber-Georgia-Pacific Group         $   86    $  102    $  203    $  214
  Timber-third parties
     Delivered                             18        17        25        34
     Stumpage                              10         4        27         8
  Other                                     5         8         9        12
-----------------------------------------------------------------------
Total net sales                           119       131       264       268
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                             23        28        42        62
 Selling, general and
   administrative                           9        11        18        21
 Depreciation and cost of timber
   harvested                                7        11        21        25
 Interest                                  17        20        35        45
 Other income                               -         -         -      (114)
-----------------------------------------------------------------------
Total costs and expenses                   56        70       116        39
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                    63        61       148       229
Provision for income taxes                 25        24        58        89
-----------------------------------------------------------------------
Income before extraordinary item           38        37        90       140
Extraordinary item - loss from early
 retirement of debt, net of taxes           -         -        (2)        -
-----------------------------------------------------------------------
Net income                                 38        37        88       140
Uncut portion of timber deeds sold to
 Georgia-Pacific Group, net of taxes       13         -        13         -
-----------------------------------------------------------------------
Pro forma net income                   $   51    $   37    $  101    $  140
==========================================================================
The Timber Company
Basic per common share:
 Income before extraordinary item      $ 0.41              $   0.97
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                              0.41                  0.95
 Uncut portion of timber deeds sold to
   Georgia-Pacific Group, net of taxes   0.14                  0.14
-----------------------------------------------------------------------
 Pro forma net income                  $ 0.55              $   1.09
-----------------------------------------------------------------------
Diluted per common share:
 Income before extraordinary item      $ 0.41              $   0.96
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                              0.41                  0.94
 Uncut portion of timber deeds sold to
   Georgia-Pacific Group, net of taxes   0.14                  0.14
-----------------------------------------------------------------------
 Pro forma net income                  $ 0.55              $   1.08
==========================================================================
Average number of shares outstanding:
 Basic                                   92.3                92.3
 Diluted                                 93.2                93.2
==========================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--The Timber Company
                                                         Six months
                                                       ended June 30,
                                                     ------------------
(In millions)                                          1998        1997
-----------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $  88     $ 140
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                            2         2
   Cost of timber harvested                               19        23
   Other income                                            -      (114)
   Deferred income taxes                                   2        55
   Gain on sales of assets                               (13)       (4)
   Change in other assets and other
     long-term liabilities                                21         5
-----------------------------------------------------------------------
Cash provided by operations                              119       107
-----------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments               (2)        -
  Timber and timberlands purchases                       (34)      (20)
  Proceeds from sales of assets                           34       275
  Other                                                    -         -
-----------------------------------------------------------------------
Cash provided by (used for) investing activities          (2)      255
-----------------------------------------------------------------------
Cash flows from financing activities
  Share repurchased                                       (8)        -
  Repayments of long-term debt                           (63)     (316)
  Cash dividends paid                                    (46)      (46)
-----------------------------------------------------------------------
Cash used for financing activities                      (117)     (362)
-----------------------------------------------------------------------
Increase in cash                                           -         -
  Balance at beginning of period                           -         -
-----------------------------------------------------------------------
  Balance at end of period                             $   -     $   -
=======================================================================

The accompanying notes are an integral part of these financial statements.


COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--The Timber Company

                                                     June 30,   December 31,
(In millions)                                          1998         1997
----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Timber and timberlands
  Timberlands                                        $    302     $   302
  Fee timber                                              595         608
  Reforestation                                           201         182
  Other                                                    31          30
----------------------------------------------------------------------------
Total timber and timberlands                            1,129       1,122
----------------------------------------------------------------------------
Machinery and equipment, less accumulated
  depreciation of $43 and $42, respectively                21          20
----------------------------------------------------------------------------
Investment in real estate held for
  development and sale                                      -          14
----------------------------------------------------------------------------
Other assets                                               11          15
----------------------------------------------------------------------------
Total assets                                         $  1,161     $ 1,171
============================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                 $    908     $   971
----------------------------------------------------------------------------
Other liabilities                                          39           9
----------------------------------------------------------------------------
Deferred income tax liabilities                           242         240
----------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                                      (28)        (49)
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $  1,161     $ 1,171
============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--THE TIMBER COMPANY
JUNE 30, 1998

1. PRINCIPLES OF PRESENTATION. The financial statements include the combined accounts of operations of The Timber Company. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of The Timber Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the items discussed in Notes 2 and 3 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Timber Company's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and Georgia-Pacific Group's combined financial statements.

2. OTHER INCOME. The 1997 first quarter sale of the Corporation's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million. Of this amount, a pretax gain of $114 million ($71 million after-tax) was recorded by The Timber Company for the sale of the timberlands.

3. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first half of 1998. As a result, an after-tax extraordinary charge of $2 million (two cents per share) was allocated to The Timber Company based on the ratio of The Timber Company's debt to the Corporation's total debt.

4. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

     In February 1997, the FASB issued SFAS No. 128, which specifies the computation, presentation and disclosure requirements for earnings per share. The Timber Company adopted SFAS No. 128 in the 1997 fourth quarter.

     Pro forma net income includes earnings from timber deeds sold and paid for by Georgia-Pacific Group but not harvested as of the end of the quarter. Pro forma net income reflects earnings from these timber deeds as they would have been accounted for had they been sold to a third party. (See Note 10.)

     The following table provides earnings and per share data for The Timber Company for 1998.

                                             Three months   Six months
                                            ended June 30,ended June 30,
                                        -----------------------------------------
     (In millions, except per share amounts)       1998       1998
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item         $    38     $   90
       Extraordinary item, net of taxes               -         (2)
     ---------------------------------------------------------------
       Net income                                    38         88
       Uncut portion of timber deeds sold to
        Georgia-Pacific Group, net of taxes          13         13
     ---------------------------------------------------------------
       Pro forma net income                     $    51     $  101
     ================================================================
     Shares (denominator):
      Average shares outstanding                     92.3       92.3
      Dilutive securities:
       Incentive plans and option plans               0.8        0.8
       Employee stock purchase plans                  0.1        0.1
     ---------------------------------------------------------------
      Total assuming conversion                      93.2       93.2
     ================================================================
     Basic per share amounts:
       Income before extraordinary item         $     0.41  $    0.97
       Extraordinary item, net of taxes               -         (0.02)
     ---------------------------------------------------------------
       Net income                                     0.41       0.95
       Uncut portion of timber deeds sold to
        Georgia-Pacific Group, net of taxes           0.14       0.14
     ---------------------------------------------------------------
       Pro forma net income                     $     0.55  $    1.09
     ---------------------------------------------------------------
     Diluted per share amounts:
       Income before extraordinary item         $     0.41  $    0.96
       Extraordinary item, net of taxes               -         (0.02)
     ---------------------------------------------------------------
       Net income                                     0.41       0.94
       Uncut portion of timber deeds sold to
        Georgia-Pacific Group, net of taxes           0.14       0.14
     ---------------------------------------------------------------
       Pro forma net income                     $     0.55  $    1.08
     ================================================================


5. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Timber Company adopted SFAS No. 130 in the 1998 first quarter. For the three months ended June 30, 1998 and 1997, The Timber Company's total comprehensive income was $38 million and $37 million, respectively. For the six months ended June 30, 1998 and 1997, The Timber Company's total comprehensive income was $88 million and $140 million, respectively.

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

7. DEBT. In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

8. SHARE REPURCHASES. During the second quarter of 1998, The Timber Company purchased on the open market 975,500 shares of The Timber Company stock at an aggregate price of $21 million, of which 388,000 shares were held as treasury stock at June 30, 1998.

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

     The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47 percent are being investigated, approximately 25 percent are being remediated and approximately 28 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $60 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 63,500 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. Claims under the settlement may be filed through August 18, 1998. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees.

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998 the court certified the suit as a class action consisting of non-governmental plaintiffs. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     The Corporation's facility in Port Hudson, Louisiana has notified the state of Louisiana of the emitting of noncondensable gases in violation of its air permit. The Corporation expects a penalty of an unknown amount to assessed by the State. The Corporation does not expect the amount of the penalty to have a material adverse effect on the results of operations, liquidity or consolidated financial position of the Corporation.

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

10. RELATED PARTY TRANSACTIONS. During 1998, The Timber Company sold timber deeds to Georgia-Pacific Group. The Timber Company recognizes revenues and earnings from these related party timber deed contracts as the timber is cut by the Georgia-Pacific Group. Had The Timber Company recognized revenues and earnings on these related party timber deed contracts at the time of the agreement (which is the accounting policy for timber deed sales to third parties), pro forma net sales, depreciation and cost of timber harvested, income before income taxes and extraordinary item, net income and basic and diluted earnings per share would have been as follows:


     Georgia-Pacific Corporation--The Timber Company

                                        Three months ending June 30, 1998
     (In millions, except per share amounts)  As ReportedPro forma (a)
     ---------------------------------------------------------------
     Net Sales                                   $  119   $   143
     Depreciation and cost of timber harvested        7         9
     Income before income taxes and
       extraordinary item                            63        85
     Net income                                      38        51
     Basic and diluted earnings per share          0.41      0.55
     ============================================================


                                         Six months ending June 30, 1998
     (In millions, except per share amounts)  As ReportedPro forma (a)
     ---------------------------------------------------------------
     Net Sales                                   $  264   $   288
     Depreciation and cost of timber harvested       21        23
     Income before income taxes and
       extraordinary item                           148       170
     Net income                                      88       101
     Basic earnings per share                      0.95      1.09
     Diluted earnings per share                    0.94      1.08
     ============================================================


     (a) Reported on a pro forma basis as if The Timber Company had recognized revenues and earnings on timber deed sales to Georgia-Pacific Group at the time of the contract, which is the accounting treatment utilized in the case of timber deeds sold to third parties.

     During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into last fall, with respect to sales of timber and wood fiber. These revisions arose from sharp changes in the prices of timber and wood fiber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to Georgia-Pacific Group covering timber and wood fiber having a value of approximately $23 million, and Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for second quarter adjustments due under the revised policy.

     Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company will be adjusted monthly, rather than quarterly, and will be the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

     These changes are intended to cause prices paid by Georgia-Pacific Group to more quickly reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions which resolve issues related to certain operating practices of The Timber Company and Georgia-Pacific Group.

     The following data is presented on a pro forma basis as if The Timber Company recognized revenues (and related volumes) on timber deed sales to Georgia-Pacific Group at the time of the contract, which is the accounting treatment utilized in the case of timber deeds sold to third parties.


SELECTED COMBINED PRO FORMA SALES DATA (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                      Three months        Six months
                                     ended June 30,     ended June 30,
                                     --------------     --------------
                                     1998      1997     1998      1997
--------------------------------------------------------------------------------
PRO FORMA VOLUME (in thousand tons)
Southern softwood sawtimber        1,463      1,430    3,278     3,152
Western softwood sawtimber           468        435      769       734
Softwood pulpwood                  1,111      1,337    2,246     2,651
Hardwood sawtimber                    95         36      162       149
Hardwood pulpwood                    459        501      941     1,173
--------------------------------------------------------------------------------
Total volume                       3,596      3,739    7,396     7,859
===============================================================================
PRO FORMA SELLING PRICES (per ton)
Southern softwood sawtimber         $ 54      $  48    $  52     $  46
Western softwood sawtimber            73         75       72        75
Softwood pulpwood                     18         12       16        14
Hardwood sawtimber                    33         22       34        40
Hardwood pulpwood                     10          9       11        10
--------------------------------------------------------------------------------
Weighted average price              $ 39      $  33    $  38     $  33
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH 1997

The Timber Company reported net sales of approximately $119 million for the three months ended June 30, 1998 and $131 million for the same period in 1997. Net income for the 1998 second quarter was $38 million compared with $37 million in 1997. Pro forma net income for the 1998 second quarter was $51 million, which is 38 percent more than the 1997 second quarter net income. Pro forma net income includes earnings from timber deeds sold and paid for by Georgia-Pacific Group but not harvested as of the end of the quarter. Pro forma net income reflects earnings from these timber deeds as they would have been accounted for had they been sold to a third party. Timber deeds sold to Georgia-Pacific Group will be harvested within 12 months.

Earnings before interest and taxes decreased by $1 million to $80 million in the second quarter of 1998, compared with $81 million in the second quarter of 1997. On a pro forma basis, assuming timber sales to Georgia-Pacific Group were recognized at the contract date, earnings before interest and taxes increased by $21 million to $102 million in the second quarter of 1998. This increase was primarily the result of approximately 13 percent higher selling prices of Southern sawtimber over the second quarter of 1997. Additionally, Western timber volumes increased by 8 percent compared to second quarter 1997, offset somewhat by 3 percent lower average selling prices of Western timber.

Interest expense declined 15 percent to $17 million in the 1998 second quarter, compared with $20 million in the 1997 second quarter. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH 1997

The Timber Company reported net sales of approximately $264 million for the six months ended June 30, 1998 and $268 million for the same period in 1997. Net income for the six months ended June 30, 1998 was $88 million compared with $140 million in 1997. Pro forma net income for the six months ended June 30, 1998 was $101 million. The 1998 results included an after-tax extraordinary charge of $2 million for the early retirement of debt. The 1997 results included a net after-tax gain of $71 million from the sale of 127,000 acres of timberlands located near Martell, California.

Excluding the gain on the Martell sale, earnings before interest and taxes increased by $23 million to $183 million for the six months ended June 30, 1998, compared with $160 million in 1997. On a pro forma basis, assuming timber sales to Georgia-Pacific Group were recognized at the contract date, and excluding the gain on the Martell sale, earnings before interest and taxes increased by $45 million to $205 million in the second quarter of 1998. This increase was primarily the result of a significant increase in Southern sawtimber prices, up approximately 13 percent, most of which took place in the first quarter of 1998 due to extremely wet weather conditions, offset somewhat by a 6 percent decrease in total timber volumes sold over the same period in 1997. The Timber Company expects to sell approximately the same volumes in the second six months of 1998 as it did in the first six months.

Interest expense declined by 22 percent to $35 million in the 1998 first half, compared with $45 million in the 1997 first half. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $119 million during the first six months ended June 30, 1998 compared with $107 million a year ago.

INVESTING ACTIVITIES. Expenditures for the six months ended June 30, 1998 were $36 million, which included $34 million for timber and timberlands and $2 million for capital. The Timber Company expects to spend approximately $50 million on timber and timberlands in 1998 without considering the cost of any acquisitions.

During the first half of 1998, The Timber Company received $34 million in proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. On March 31, 1997, the Corporation completed the sale of its Martell, California, timberlands to Sierra Pacific Industries for $270 million. These proceeds were used to repay outstanding debt. (See further discussion in Financing Activities below.)

In 1998, The Timber Company expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. After the payment of dividends of $46 million and cash payments for share repurchases of $8 million through June 30, 1998, the remaining cash flow of $63 million through June 30, 1998 was applied to reduce The Timber Company's debt.

The Corporation's total debt was $5.7 billion and $5.5 billion at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, $4.8 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $908 million and $971 million, respectively, was The Timber Company's debt.

In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

In conjunction with the sale of the Corporation's Martell, California, operations in March, 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million for the Martell timberlands. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. These proceeds were used to reduce the Corporation's debt. Proceeds from the notes receivable will be used to fund payments required for the notes payable, which are classified as `Other long-term liabilities' on the Corporation's balance sheets.

At June 30, 1998, the Corporation had outstanding borrowings of $642 million under certain Industrial Revenue Bonds. Approximately $4 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of June 30, 1998, $520 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

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

At June 30, 1998, the Corporation's weighted average interest rate on its total debt was 7.4% including the accounts receivable sale program and outstanding interest rate exchange agreements. At June 30, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 9.1%. These agreements have a weighted average maturity of approximately 8 months. As of June 30, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.4 billion.

The Corporation's accounts receivable sale program has been extended to May
1999.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at June 30, 1998.

As of June 30, 1998, the Corporation had registered for sale up to $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. In July 1998, the Board of Directors agreed to reinstate the shelf registration to $500 million.

During the second quarter of 1998, The Timber Company purchased on the open market 975,500 shares of The Timber Company stock at an aggregate price of $21 million, of which 388,000 shares were held as Treasury stock at June 30, 1998.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments; primarily interest rate swaps and foreign currency forward contracts. The impact of adjustment to fair value is not expected to be material.

The Timber Company is working to resolve the effects of the Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Corporation began a company-wide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, The Timber Company has developed a Year 2000 compliance plan, under which all of its key information systems are being tested, and non-compliant software or technology is being modified or replaced. The Timber Company is also surveying the Year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with The Timber Company's systems or could otherwise impact The Timber Company's operations.

The Timber Company currently expects to have most of the necessary revisions to its systems and processes completed by year-end 1998, and to complete testing and verification of such systems and processes for Year 2000 compliance during 1999. The Timber Company has completed an inventory of the systems and embedded chips used in its operations and has determined that a only a small percentage of such systems and chips could be subject to Year 2000 problems. The Timber Company currently expects the work needed to resolve the Year 2000 problem with regard to its operations to be performed as part of its normal systems maintenance and replacement practices, and does not currently expect to incur any incremental cost for such work. The most reasonably likely worst case scenario of failure by The Timber Company or its customers or suppliers to resolve the Year 2000 problem would be a temporary inability on the part of The Timber Company to timely process timber sales and billings. The Timber Company is currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow it to minimize the risks of any unresolved Year 2000 problems on its operations and to minimize the effect of any unforeseen Year 2000 failures.

Approximately 44,000 acres of timberlands were affected by the brush fires in Florida in June, 1998. This acreage represents approximately eight percent of the timberlands owned by The Timber Company in the State of Florida. The Timber Company plans to salvage any useable timber and believes that the loss could impact the rotation of harvests in 1999 and 2000. The Timber Company has not yet determined the amount of loss related to timber damaged in these fires but expects to identify the amount of the loss during the last six months of 1998. Such loss may be material to The Timber Company's results of operations in one or more fiscal quarters , but will not have a material impact on the long-term results of operations, liquidity or financial position of The Timber Company.


RELATED PARTY TRANSACTIONS

CHANGES TO THE SUPPLY AGREEMENT. During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into last fall, with respect to sales of timber and wood fiber. These revisions arose from sharp changes in the prices of timber and wood fiber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to Georgia-Pacific Group covering timber and wood fiber having a value of approximately $23 million, and Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for second quarter adjustments due under the revised policy.

Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company will be adjusted monthly, rather than quarterly, and will be the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

These changes are intended to cause prices paid by Georgia-Pacific Group to more quickly reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions which resolve issues related to certain operating practices of The Timber Company and Georgia-Pacific Group.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under this "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding The Timber Company's projections concerning sales volumes for the remainder of 1998 and its expectations regarding resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: acquisitions or divestitures of material timberland acreage by The Timber Company; the effect on The Timber Company of government, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; material variations in regional market demand for timber products; fluctuations in interest rates; the ability of The Timber Company, and its customers and suppliers, to timely and efficiently address the Year 2000 problem; and other risks, uncertainties and assumptions discussed in the Corporation's Quarterly Report on 10-Q dated March 31, 1998, the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997 and the Corporation's current report on Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 9 of the Notes to Combined Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 JUNE 30, 1998


Item 1.   Legal Proceedings

          The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements-- Georgia-Pacific Corporation, Note 12 "Commitments and Contingencies" of the Notes to Combined Financial Statements-- Georgia-Pacific Group and Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--The Timber Company filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Corporation was held on May 5, 1998. At the annual meeting, four directors were elected. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the related proxy statement, and all of such nominees were elected. The results of shareholder voting are as follows:

          Election of Directors:
                                                    For    Withheld
               Donald V. Fites              151,635,578   1,703,081
               Harvey C. Fruehauf, Jr.      151,611,764   1,726,895
               David R. Goode               151,633,788   1,704,871
               James B. Williams            151,546,203   1,792,466

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               Exhibit 3.1 Articles of Amendment to Restated Articles of Incorporation.

               Exhibit 3.2    Bylaws, as amended to date.

               Exhibit 10.1 Stock Purchase Agreement by and among Jack W. Schwarz, Jeffery A. Schwarz, John W. Schwarz, Schwarz Family Irrevocable Trust, Schwarz Partners II, L.P., Schwarz Partners III, L.P. and S. Richard Van Horne III and Georgia-Pacific Corporation dated June 30, 1998.

               Exhibit 10.2 Stock Purchase Agreement by and among S. Richard Van Horne III, William S. Van Horne, John T. Van Horne and the S. Richard Van Horne II Trust.

               Exhibit 27.    Financial Data Schedule.

          (b) The Corporation filed Current Reports on Form 8-K dated June 2, 1998 and July 1, 1998 in which it reported under Item 5 - "Other Events".

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1998                  GEORGIA-PACIFIC CORPORATION
                                        (Registrant)




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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1998


Number         Description
-----------    -------------------------------
Exhibit 3.1    Articles of Amendment to Restated Articles of Incorporation. (1)

Exhibit 3.2    Bylaws, as amended to date. (1)

Exhibit 10.1 Stock Purchase Agreement by and among Jack W. Schwarz, Jeffery A. Schwarz, John W. Schwarz, Schwarz Family Irrevocable Trust, Schwarz Partners II, L.P., Schwarz Partners III, L.P. and S. Richard Van Horne III and Georgia-Pacific Corporation dated June 30, 1998. (1)

Exhibit 10.2 Stock Purchase Agreement by and among S. Richard Van Horne III, William S. Van Horne, John T. Van Horne and the S. Richard Van Horne II Trust. (1)

Exhibit 27     Financial Data Schedule. (1)

-------------------------------