Form 10-Q
period 1998-09-30
GEORGIA PACIFIC CORP
filed 1998-11-12
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

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

As of the close of business on November 10, 1998, Georgia-Pacific Corporation had 87,976,547 shares of Georgia-Pacific Group Common Stock outstanding and 87,331,021 shares of The Timber Company Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION
                  -------------------------------------------


Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                        Three months          Nine months
                                     ended September 30,  ended September 30,
                                       --------------       --------------

(In millions, except per share amounts)  1998      1997      1998      1997
-----------------------------------------------------------------------
Net sales                              $3,397    $3,373    $9,923   $ 9,844
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                          2,619     2,579     7,689     7,691
 Selling, general and
   administrative                         289       288       825       862
 Depreciation and cost of timber
   harvested                              234       243       695       710
 Interest                                 113       114       338       355
 Other income                               -         -         -      (128)
-----------------------------------------------------------------------
Total costs and expenses                3,255     3,224     9,547     9,490
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                   142       149       376       354
Provision for income taxes                 62        63       160       151
-----------------------------------------------------------------------
Income before extraordinary item           80        86       216       203
Extraordinary item - loss from early
 retirement of debt, net of taxes           -         -       (15)        -
-----------------------------------------------------------------------
Net income                             $   80    $   86    $  201    $  203
==========================================================================
Georgia-Pacific Corporation
Basic per common share:
 Net income                                      $ 0.94              $ 2.23
-----------------------------------------------------------------------
Diluted per common share:
 Net income                                      $ 0.94              $ 2.21
==========================================================================
Average number of shares outstanding:
 Basic                                             91.5                91.2
 Diluted                                           92.0                91.7
==========================================================================
Georgia-Pacific Group
Basic and diluted per common share:
 Income before extraordinary item      $ 0.43              $   0.93
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.14)
-----------------------------------------------------------------------
 Net income                            $ 0.43              $   0.79
==========================================================================
Average number of shares outstanding:
 Basic                                   90.2                90.7
 Diluted                                 90.5                91.6
==========================================================================
The Timber Company
Basic per common share:
 Income before extraordinary item      $ 0.46              $   1.43
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                            $ 0.46              $   1.41
-----------------------------------------------------------------------
Diluted per common share:
 Income before extraordinary item      $ 0.46              $   1.42
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                            $ 0.46              $   1.40
==========================================================================
Average number of shares outstanding:
 Basic                                   89.6                91.4
 Diluted                                 89.9                92.0
==========================================================================
The accompanying notes are an integral part of these financial statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                         Nine months
                                                     ended September 30,
                                                  -------------------------
(In millions)                                         1998         1997
-------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 201     $ 203
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                          561       588
   Cost of timber harvested                              134       122
   Other income                                            -      (128)
   Deferred income taxes                                  56       111
   Amortization of goodwill                               45        44
   Increase in receivables                               (40)     (142)
   Decrease in inventories                                67        73
   Change in other working capital                       (44)      (44)
   Change in other assets, other
     long-term liabilities and other                      34       (47)
-------------------------------------------------------------------------
Cash provided by operations                            1,014       780
-------------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments             (389)     (426)
  Timber and timberlands purchases                      (167)     (118)
  CeCorr acquisition                                     (93)        -
  Decrease in cash restricted for capital expenditures    12        11
  Proceeds from sales of assets                           89       356
  Other                                                  (10)       (2)
-------------------------------------------------------------------------
Cash used for investing activities                      (558)     (179)
-------------------------------------------------------------------------
Cash flows from financing activities
  Share repurchases                                     (376)        -
  Proceeds from option plan exercises                      8        29
  Repayments of long-term debt                          (798)     (306)
  Additions to long-term debt                            525         -
  Fees paid to issue debt                                 (5)        -
  Increase (decrease) in bank overdrafts                   4       (33)
  Increase in commercial paper and
   other short-term notes                                322      (157)
  Cash dividends paid                                   (137)     (137)
-------------------------------------------------------------------------
Cash used for financing activities                      (457)     (604)
-------------------------------------------------------------------------
Decrease in cash                                          (1)       (3)
  Balance at beginning of period                           8        10
-------------------------------------------------------------------------
  Balance at end of period                             $   7     $   7
========================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries

                                                   September 30,December 31,
(In millions, except shares and per share amounts)     1998         1997
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $      7     $     8
  Receivables, less allowances of $15 and $13,
   respectively                                         1,419       1,371
  Taxes receivable                                         20          61
  Inventories                                           1,305       1,357
  Other current assets                                    118         119
-------------------------------------------------------------------------
Total current assets                                    2,869       2,916
-------------------------------------------------------------------------
Timber and timberlands                                  1,212       1,193
-------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,443      14,134
  Accumulated depreciation                             (8,182)     (7,837)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,261       6,297
-------------------------------------------------------------------------
Goodwill                                                1,657       1,599
-------------------------------------------------------------------------
Other assets                                              942         945
-------------------------------------------------------------------------
Total assets                                         $ 12,941     $12,950
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                $    232     $   223
 Commercial paper and other short-term notes            1,223         901
 Current portion of long-term debt                         28         653
 Accounts payable                                         564         642
 Accrued compensation                                     228         207
 Other current liabilities                                418         394
-------------------------------------------------------------------------
Total current liabilities                               2,693       3,020
-------------------------------------------------------------------------
Long-term debt, excluding current portion               4,131       3,713
-------------------------------------------------------------------------
Other long-term liabilities                             1,602       1,544
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,255       1,199
-------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
 Common stock                                              74          74
  Georgia-Pacific Group, par value $.80; 400,000,000
   shares authorized; 89,402,000 and 92,249,000
   shares issued and outstanding
  The Timber Company, par value $.80; 250,000,000
   shares authorized; 87,913,000 and 92,607,000
   shares issued and outstanding
 Additional paid-in capital                             1,402       1,349
 Treasury stock                                          (325)          -
 Retained earnings                                      2,149       2,085
 Long-term incentive plan deferred compensation            (1)         (5)
 Other                                                    (39)        (29)
-------------------------------------------------------------------------
Total shareholders' equity                              3,260       3,474
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 12,941     $12,950
===========================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
SEPTEMBER 30, 1998


1. PRINCIPLES OF PRESENTATION. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 4 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Timber Company's and the Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements.

2. OTHER INCOME. The 1997 first quarter sale of the company's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million. This sale resulted in an after-tax gain of $80 million.

3. PROVISION FOR INCOME TAXES. The effective tax rate was 44 percent for the three months ended September 30, 1998, and 42 percent for the three months ended September 30, 1997. The effective tax rate was 43 percent for the nine months ended September 30, 1998 and 1997. The effective tax rate for each period was different than the statutory rate primarily because of nondeductible goodwill amortization expense.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. The Corporation adopted SFAS No. 128 in the 1997 fourth quarter. All prior period earnings per share data were restated to conform with the provisions of SFAS No. 128. The per share amounts reported under SFAS No. 128 are not materially different from those calculated and presented under APB Opinion No. 15 "Earnings per Share".

     The following tables provide earnings and per share data for Georgia-Pacific Group and The Timber Company for 1998 and for Georgia-Pacific Corporation for 1997.

                                            Three months ended September 30,
                                        ----------------------------------------
     (In millions, except per share amounts)  1998        1998         1997
     ---------------------------------------------------------------
                                   Georgia-Pacific  The TimberGeorgia-Pacific
                                             Group     Company  Corporation
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item    $    39      $   41      $    86
       Extraordinary item, net of taxes          -           -            -
     ---------------------------------------------------------------
       Net income                          $    39      $   41      $    86
     ================================================================
     Shares (denominator):
      Average shares outstanding                90.2        89.6         91.5
      Dilutive securities:
       Incentive plans and option plans          0.3         0.3          0.4
       Employee stock purchase plans             -           -            0.1
     ---------------------------------------------------------------
      Total assuming conversion                 90.5        89.9         92.0
     ================================================================
     Basic and diluted per share amounts:
       Income before extraordinary item    $     0.43   $     0.46  $     0.94
       Extraordinary item, net of taxes          -            -           -
     ---------------------------------------------------------------
       Net income                          $     0.43   $     0.46  $     0.94
     ================================================================


                                             Nine months ended September 30,
                                         ----------------------------------------
     (In millions, except per share amounts)  1998         1998        1997
     ---------------------------------------------------------------
                                   Georgia-Pacific   The TimberGeorgia-Pacific
                                             Group      Company Corporation
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item    $    85      $   131     $   203
       Extraordinary item, net of taxes        (13)          (2)          -
     ---------------------------------------------------------------
       Net income                          $    72      $   129     $   203
     ================================================================
     Shares (denominator):
      Average shares outstanding                90.7         91.4        91.2

      Dilutive securities:
       Incentive plans and option plans          0.8          0.6         0.4
       Employee stock purchase plans             0.1          -           0.1
     ---------------------------------------------------------------
      Total assuming conversion                 91.6         92.0        91.7
     ================================================================
     Basic per share amounts:
       Income before extraordinary item    $     0.93   $     1.43  $     2.23
       Extraordinary item, net of taxes         (0.14)       (0.02)       -
     ---------------------------------------------------------------
       Net income                          $     0.79   $     1.41  $     2.23
     ---------------------------------------------------------------
     Diluted per share amounts:
       Income before extraordinary item    $     0.93   $     1.42  $     2.21
       Extraordinary item, net of taxes         (0.14)       (0.02)       -
     ---------------------------------------------------------------
       Net income                          $     0.79   $     1.40  $     2.21
     ================================================================


6. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Corporation adopted SFAS No. 130 in the first quarter of 1998. Other comprehensive income includes primarily currency translation adjustments. For the three months ended September 30, 1998 and 1997, the Corporation's total comprehensive income was $75 million and $87 million, respectively. For the nine months ended September 30, 1998 and 1997, the Corporation's total comprehensive income was $194 million and $202 million, respectively.

7. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

                                                Nine months
                                            ended September 30,
                                          ------------------------
     (In millions)                             1998     1997
     ---------------------------------------------------------------

     Total interest costs                     $ 342    $ 364
     Interest capitalized                        (4)      (9)
     ---------------------------------------------------------------
     Interest expense                         $ 338    $ 355
     ================================================================
     Interest paid                            $ 324    $ 340
     ================================================================
     Income taxes paid, net                   $  48    $  24
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

8. INVENTORY VALUATION. Inventories are valued at the lower of average cost or market and include the costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing those inventories valued on the last-in, first-out ("LIFO") method. The major components of inventories were as follows:

                                    September 30,December 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Raw materials                    $   403     $  396
     Finished goods                       822        878
     Supplies                             298        295
     LIFO reserve                        (218)      (212)
     ---------------------------------------------------------------
     Total inventories                $ 1,305     $1,357
     ============================================================




9. ACQUISITION. On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash (net of $2 million of acquired cash) and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock. The acquisition includes 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. Also included are a corrugating medium paper mill, and several specialty operations and support service groups. CeCorr ships 6.3 billion square feet of corrugated sheets per year. CeCorr's results of operations have been consolidated with that of the Corporation beginning July 1, 1998.

     The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of September 30, 1998, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of the purchase price. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over forty years. The preliminary allocation of the $93 million net cash paid for the acquisition is summarized as follows (in millions of dollars):


     (In millions)
     ---------------------------------------------------------------
     Current assets                   $    35
     Property, plant and equipment        178
     Goodwill                             115
     Liabilities                         (140)
     Common stock issued                  (95)
     ---------------------------------------------------------------
     Net cash paid                    $    93
     ==================================================



10. DEBT. In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

11. SHARE REPURCHASES. During the first nine months of 1998, the Corporation purchased on the open market 4,793,500 shares of Georgia-Pacific Group stock at an aggregate price of $277 million, of which 3,585,700 shares were held as treasury stock at September 30, 1998 and 284,300 shares were purchased during September, 1998 and settled after September 30, 1998. The Corporation also purchased on the open market 4,860,200 shares of The Timber Company common stock ("The Timber Company stock") at an aggregate price of $105 million, of which 4,828,900 shares were held as treasury stock at September 30, 1998 and 31,300 shares were purchased during September, 1998 and settled after September 30, 1998.

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 69,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The last date for filing claims under the settlement was August 18, 1998. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees.

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998, the court certified the suit as a class action consisting of non-governmental direct purchasers of the defendants' products . The defendants have asked the court to certify this decision for immediate appeal. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     The Corporation's facility in Port Hudson, Louisiana has notified the State of Louisiana of the emitting of noncondensable gases in violation of its air permit. The State has proposed assessment of a penalty against the Corporation of $425,000. The Corporation is awaiting receipt of definitive documentation from the State, and has made no decision on whether or not to appeal the proposed assessment.

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

     Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

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

14. SUBSEQUENT EVENT. In September, 1998, The Timber Company reached an agreement to sell approximately 61,000 acres of its West Virginia timberland holdings to The Forestland Group, LLC. The sale is expected to close in the fourth quarter of 1998.

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
===============================================================================


CONSOLIDATED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products      $1,972 58%     $5,631 57%
Pulp and paper        1,416   42     4,260   43
Other operations          9    -        32    -
--------------------------------------------------------------------------------
Total net sales        $3,397100%     $9,923100%
===============================================================================
OPERATING PROFITS
Building products      $257   91%      $600  75%
Pulp and paper           24    8       188   23
Other operations          2    1        14    2
--------------------------------------------------------------------------------
Total operating
 profits                283  100%      802  100%
                             ===            ===
General corporate
 expense                (28)           (88)
Interest expense       (113)          (338)

Provision for
 income taxes           (62)          (160)
--------------------------------------------------------------------------------
Income before extraordinary
 item                    80            216
Extraordinary item, net of taxes         -       (15)
--------------------------------------------------------------------------------
Net income             $ 80            $201
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
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

The Corporation reported consolidated net sales of approximately $3.4 billion for both the three months ended September 30, 1998 and 1997. Net income for the 1998 third quarter was $80 million compared with $86 million in 1997.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $2.0 billion for the three months ended September 30, 1998 compared with $1.9 billion in 1997. Operating profits increased in 1998 to $257 million compared with $221 million in 1997. Return on sales was 13.0 percent and 11.4 percent for the three months ended September 30, 1998 and 1997, respectively.

The higher quarter-over-quarter operating profit resulted principally from a significant increase in oriented strand board prices. Average prices for oriented strand board were 98 percent higher than the previous year, and gypsum prices were up 8 percent. Average prices for lumber were 15 percent lower in the third quarter of 1998 than the third quarter of 1997, while Southern pine log costs increased by an average of 5 percent. In the fourth quarter, however, the Corporation anticipates that declines in prices for structural panels as well as seasonal slowdown in demand for building products will adversely impact its operating results. The Timber Company results decreased by $10 million in the third quarter of 1998 compared with the third quarter of 1997. This decrease was primarily the result of approximately 14 percent lower selling prices of Western sawtimber over the third quarter of 1997 due to declining demand for export-grade logs to Asia. Additionally, softwood pulpwood prices declined approximately 24 percent from the 1997 third quarter, excluding the impact of the Florida fires, as dry weather improved logging conditions across the South. No significant rebound in pulpwood prices is anticipated in the near term.

Operating profits for the Corporation's building products distribution division were $14 million in the third quarter of 1998 (excluding unusual net gains of $6 million, primarily related to assets sold as part of the division's restructuring plan), compared with a loss of $17 million in the third quarter of 1997 (excluding unusual net gains of $4 million, primarily related to assets sold as part of the division's restructuring plan). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. The plan included disposing of the division's millwork fabrication facilities nationwide as well as several distribution centers located in the Western United States. Positive results in the third quarter were primarily driven by the increase in oriented strand board prices described above. However, due to the cyclical nature of the building products business, the distribution division does not expect to achieve this level of profits in the fourth quarter.
Selected financial and operating data for the building products distribution business are shown in the table below:




     SELECTED DISTRIBUTION DIVISION DATA

                              Three months ended September 30,
     (In millions)                     1998        1997
     ---------------------------------------------------------------
     Sales                           $1,088     $ 1,098
     Operating profit (loss) before
       net gain on
       asset sales                       14         (17)
     Net gain on asset sales              6           4
     Capital expenditures                 2           9
     Depreciation                        11          12
     ============================================================


The Corporation's pulp and paper segment reported net sales of $1.4 billion and operating profits of $24 million in the 1998 third quarter, including a one-time $24 million charge associated with the closure of two hardwood pulp operations. For the same period in 1997, the segment reported net sales of $1.4 billion and operating profits of $93 million. Return on sales decreased to 1.7 percent in 1998 from 6.6 percent in 1997. During the third quarter of 1998, the Corporation closed its hardwood pulp operations at its Port Hudson, Louisiana and Ashdown, Arkansas facilities resulting in a one-time, before tax charge of $24 million ($15 million after tax). Excluding this one-time charge, return on sales was
3.4 percent. Average containerboard prices for the quarter were approximately 21 percent above prices in the same 1997 period. However, containerboard prices have trended downward through the first nine months of the year and are continuing that trend into the fourth quarter. Communications papers prices are lower compared to the third quarter of 1997, with prices trending downward since the first quarter of 1998, and continuing this trend into the fourth quarter. Prices and demand for pulp are down from second quarter levels and are down compared with third quarter of last year. Compared with a year ago, the Corporation has reduced inventories for most pulp and paper products, incurring downtime when necessary. During the second and third quarters of 1998, the Corporation took market-related downtime at its pulp and paper mills, and reduced pulp, containerboard and communication papers production. The Corporation anticipates taking significant additional downtime in the fourth quarter due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia, and expects to incur an operating loss in its pulp and paper segment in the fourth quarter of 1998 and possibly into the first quarter of 1999.

General corporate expense decreased to $28 million for the three months ended September 30, 1998 compared with $54 million in 1997. The majority of the decrease is attributable to lower expenses for the corporation's stock compensation programs and its cash incentive compensation program.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

The Corporation reported consolidated net sales of $9.9 billion and net income of $201 million for the nine months ended September 30, 1998, compared with net sales of $9.8 billion and net income of $203 million in 1997. The 1998 results include an extraordinary, after-tax loss of $15 million for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

The Corporation's building products segment reported net sales of $5.6 billion and operating profits of $600 million for the nine months ended September 30, 1998, compared with net sales of $5.7 billion and operating profits of $713 million in 1997. Return on sales decreased to 10.7 percent from 12.6 percent a year ago. The 1997 results include a first quarter gain of $128 million ($80 million after taxes) from the sale of the Corporation's Martell, California, assets to Sierra Pacific Industries. Excluding the pretax gain from the sale of the Martell operations, operating profit in the building products segment would have been $585 million and the return on sales would have been 10.3 percent. The primary components of this increase were 60 percent higher oriented strand board prices, 4 percent higher gypsum prices and an increase in prices for Southern sawtimber sold by The Timber Company. Demand and volume were also higher for both of these products than in the prior year. These increases were offset slightly by 11 percent lower lumber prices and 12 percent higher log costs. In the fourth quarter, however, the Corporation anticipates that declines in prices for structural panels as well as seasonal slowdown in demand for building products will adversely impact its operating results.

Operating losses for the Corporation's building products distribution division were $21 million in the first nine months of 1998 (excluding gains on asset sales of $19 million) compared with a loss of $68 million in the first nine months of 1997 (excluding gains on asset sales of $12 million). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. Selected financial and operating data for the building products distribution business are shown in the table below.

     SELECTED DISTRIBUTION DIVISION DATA

                                Nine months ended September 30,
     (In millions)                     1998        1997
     ---------------------------------------------------------------
     Sales                           $3,092     $ 3,189
     Operating loss (before
       net gain on asset sales)         (21)        (68)
     Net gain on asset sales             19          12
     Capital expenditures                 5          33
     Depreciation                        35          35
     ============================================================





The Corporation's pulp and paper segment reported net sales of $4.3 billion and operating profits of $188 million for the nine-month period ended September 30, 1998, compared with net sales of $4.1 billion and operating profits of $125 million in 1997. Return on sales increased to 4.4 percent compared with 3.0 percent for the same period a year ago, principally due to a slight increase in average prices for almost all of the Corporation's pulp and paper products. Excluding the one-time, $24 million charge in the third quarter of 1998 for closure of two hardwood market pulp operations, return on sales increased to 4.9 percent. Average containerboard prices for the first nine months of 1998 were approximately 27 percent above prices in the same 1997 period, and average prices of communications papers for the first nine months of 1998 were approximately 3 percent above year ago levels. Prices for most of the Corporation's pulp and paper products declined during the third quarter of 1998, with softening of prices in pulp, containerboard and communication papers continuing into the fourth quarter. As a result, the Corporation expects to incur an operating loss in its pulp and paper segment in the fourth quarter of 1998 and possibly the first quarter of 1999. Compared with a year ago, the Corporation has reduced inventories for most pulp and paper products, incurring downtime when necessary. During the fourth quarter of 1998, the Corporation expects to continue to take significant market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In the 1998 third quarter, the Corporation shut down the hardwood pulp portion of its operations at Port Hudson, Louisiana and Ashdown, Arkansas indefinitely. This action and other related reductions will decrease the Corporation's total market pulp production by more than 500,000 tons annually.

Interest expense declined 5 percent to $338 million in the first nine months of 1998, compared with $355 million in the first nine months of 1997. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.

General corporate expense decreased to $88 million for the nine months ended September 30, 1998 compared with $139 million in 1997. The majority of the decrease is attributable to lower expenses for the corporation's stock compensation programs and its cash incentive compensation program.


LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES. The Corporation generated cash from operations of $1 billion during the first nine months of 1998, compared with $780 million in the first nine months of 1997.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended September 30, 1998 were $389 million compared with $426 million for the first nine months of 1997. Expenditures in 1998 included $253 million in the pulp and paper segment, $106 million in the building products segment, and $30 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1998, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $167 million in the first nine months of 1998 compared with $118 million in 1997.

On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock.

During the first nine months of 1998, the Corporation received $89 million from the sale of assets, principally real estate development properties located in South Carolina and Florida and various distribution facilities. During the first nine months of 1997, the Corporation received proceeds of $356 million from the sale of assets, primarily from the sale of its Martell operations.

In September, 1998, The Timber Company reached an agreement to sell approximately 61,000 acres of its West Virginia timberland holdings to The Forestland Group, LLC. The sale is expected to close in the fourth quarter of 1998.

In 1998, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.


FINANCING ACTIVITIES. The Corporation's total debt was $5.6 billion and $5.5 billion at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 and December 31, 1997, $4.6 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $988 million and $971 million, respectively, was The Timber Company's debt.

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

At September 30, 1998, the Corporation had outstanding borrowings of $659 million under certain Industrial Revenue Bonds. Approximately $19 million from the issuance of these bonds is being held by trustees and is restricted for the refunding of a like issue. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 1998, $571 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

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

At September 30, 1998, the Corporation's weighted average interest rate on its total debt was 7.2% including the accounts receivable sale program and outstanding interest rate exchange agreements. At September 30, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 6.8%. These agreements have a weighted average maturity of approximately 3.7 years. As of September 30, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.4 billion.

The Corporation's accounts receivable sale program has been extended to May
1999.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at September 30, 1998.

As of September 30, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

During the first nine months of 1998, the Corporation purchased on the open market 4,793,500 shares of Georgia-Pacific Group stock at an aggregate price of $277 million, of which 3,585,700 shares were held as treasury stock at September 30, 1998 and 284,300 shares were purchased during September, 1998 and settled after September 30, 1998. The Corporation also purchased on the open market 4,860,200 shares of The Timber Company stock at an aggregate price of $105 million, of which 4,828,900 shares were held as treasury stock at September 30, 1998 and 31,300 shares purchased during September, 1998 settled after September 30, 1998.


OTHER. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation adopted SFAS No. 130 in the 1998 first quarter.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, `Disclosure about Segments of an Enterprise and Related Information.'' This statement requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS No. 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation will be required to adopt the new standard in 1998; prior period information will be restated. Management is evaluating the effect of this statement on reported segment information.

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

The Corporation completed an inventory of its information technology systems and processes in 1997 and currently expects to have most of the necessary revisions to such systems and processes completed by year-end 1998 with a few systems completing revision in 1999.
Testing and verification of such systems and processes for Year 2000 compliance will be completed during 1999. Earlier this year, the Corporation completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. The Corporation currently expects to have these affected manufacturing systems replaced or corrected by mid-year 1999, and to complete testing and verification of such systems for Year 2000 compliance during 1999. Since completion of these inventories, some additional systems and devices have been discovered and added to the inventory list for testing and, if necessary, remediation. Due to continuing system acquisitions and the number and complexity of existing systems, the Corporation expects some continuing additions of non-critical systems to the inventory list. The Corporation has contacted each of its critical suppliers to ascertain their respective levels of readiness to address and remediate Year 2000 problems, and is currently reviewing their responses. The Corporation is in the process of identifying critical customers and also intends to communicate with each of them to ascertain their respective levels of Year 2000 readiness. While the Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Corporation's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Corporation's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst case scenario of failure by the Corporation or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Corporation's facilities and a temporary inability on the part of the Corporation to timely process orders and billings and to deliver finished products to customers. The Corporation's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

The Corporation currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million (including approximately $10 million of capital costs), of which approximately $8.9 million has been incurred to date. In addition, the Corporation expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $8.6 million has been incurred to date. The bulk of the incremental costs relate to replacement or modification of affected process control systems in the Corporation's manufacturing operations and is projected to be incurred in late 1998 through 1999. The majority of the internal costs relate to code remediation and testing and is projected to be incurred in 1998 through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years, but will not have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

Approximately 44,000 acres of timberlands were affected by the forest fires in Florida in June, 1998. This acreage represents approximately eight percent of the timberlands owned in the State of Florida. The Timber Company is salvaging useable timber and believes the loss could impact the rotation of harvests in 1999 and 2000.

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

Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding pricing trends, seasonal fluctuations in demand, expected market-related downtime and the Corporation's expectations regarding the resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; the ability of the Corporation, and its customers and suppliers, to timely and efficiently address the Year 2000 problem; changes in the productive capacity of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets, particularly the Asian markets; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; and other risks, uncertainties and assumptions discussed in the Corporation's Quarterly Reports on Form 10-Q dated March 31, 1998 and June 30, 1998, the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997 and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 12 of the Notes to Consolidated Financial Statements.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                                        Three months          Nine months
                                     ended September 30,  ended September 30,
                                       --------------       --------------

(In millions, except per share amounts)  1998      1997      1998      1997
-----------------------------------------------------------------------
Net sales                              $3,367    $3,330    $9,835    $9,747
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below
     The Timber Company                    27        22        70        56
     Third parties                      2,587     2,539     7,618     7,589
-----------------------------------------------------------------------
 Total cost of sales                    2,614     2,561     7,688     7,645
 Selling, general and
   administrative                         281       281       799       834
 Depreciation and cost of timber
   harvested
     The Timber Company                    78        87       238       267
     Third parties                        223       232       663       674
-----------------------------------------------------------------------
 Total depreciation and cost of
   timber harvested                       301       319       901       941
 Interest                                  96        95       286       291
 Other income                               -         -         -       (14)
-----------------------------------------------------------------------
Total costs and expenses                3,292     3,256     9,674     9,697
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                    75        74       161        50
Provision for income taxes                 36        33        76        32
-----------------------------------------------------------------------
Income before extraordinary item           39        41        85        18
Extraordinary item - loss from early
 retirement of debt, net of taxes           -         -       (13)        -
-----------------------------------------------------------------------
Net income                             $   39    $   41    $   72    $   18
==========================================================================
Georgia-Pacific Group
Basic and diluted per common share:
 Income before extraordinary item      $ 0.43              $   0.93
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.14)
-----------------------------------------------------------------------
 Net income                            $ 0.43              $   0.79
==========================================================================
Average number of shares outstanding:
 Basic                                   90.2                90.7
 Diluted                                 90.5                91.6
==========================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                         Nine months
                                                     ended September 30,
                                                  -------------------------
(In millions)                                         1998         1997
-------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                    $  72     $  18
  Adjustments to reconcile net income (loss) to cash
   provided by operations:
   Depreciation                                          557       585
   Cost of timber harvested - The Timber Company         238       267
   Cost of timber harvested - Third parties              106        89
   Other income                                            -       (14)
   Deferred income taxes                                  53        49
   Amortization of goodwill                               45        44
   Increase in receivables                               (36)     (142)
   Decrease in inventories                                67        73
   Change in other working capital                       (53)      (45)
   Change in other assets, other
     long-term liabilities and other                      45       (45)
-------------------------------------------------------------------------
Cash provided by operations                            1,094       879
-------------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments             (386)     (426)
  Timber and timberlands purchases
   from the Timber Company                              (252)     (267)
Timber and timberlands purchases from third parties     (118)      (82)
  CeCorr acquisition                                     (93)        -
  Decrease in cash restricted for capital expenditures    12        11
  Proceeds from sales of assets                           53        80
  Other                                                  (10)       (2)
-------------------------------------------------------------------------
Cash used for investing activities                      (794)     (686)
-------------------------------------------------------------------------
Cash flows from financing activities
  Share repurchases                                     (272)        -
  Additions to (repayments of) long-term debt             31      (157)
  Cash dividends paid                                    (68)      (68)
  Other                                                    8        29
-------------------------------------------------------------------------
Cash used for financing activities                      (301)     (196)
-------------------------------------------------------------------------
Decrease in cash                                          (1)       (3)
  Balance at beginning of period                           8        10
-------------------------------------------------------------------------
  Balance at end of period                             $   7     $   7
========================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                   September 30,December 31,
(In millions, except shares and per share amounts)     1998         1997
-------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets
  Cash                                               $      7     $     8
  Receivables, less allowances of $15 and $13,
   respectively                                         1,412       1,368
  Inventories                                           1,304       1,355
  Taxes receivable                                         20          61
  Other current assets                                    115         119
-------------------------------------------------------------------------
Total current assets                                    2,858       2,911
-------------------------------------------------------------------------
Timber and timberlands                                     95          71
-------------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and equipment, at cost    14,378      14,072
  Accumulated depreciation                             (8,139)     (7,795)
-------------------------------------------------------------------------
Property, plant and equipment, net                      6,239       6,277
-------------------------------------------------------------------------
Goodwill                                                1,657       1,599
-------------------------------------------------------------------------
Other assets                                              930         921
-------------------------------------------------------------------------
Total assets                                         $ 11,779     $11,779
========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt                                     $  1,222     $ 1,462
 Accounts payable                                         560         639
 Accrued compensation                                     226         207
 Other current liabilities                                405         390
-------------------------------------------------------------------------
Total current liabilities                               2,413       2,698
-------------------------------------------------------------------------
Long-term debt, excluding current portion               3,404       3,057
-------------------------------------------------------------------------
Other long-term liabilities                             1,596       1,542
-------------------------------------------------------------------------
Deferred income tax liabilities                         1,012         959
-------------------------------------------------------------------------

Commitments and contingencies

Total shareholders' equity                              3,354       3,523
-------------------------------------------------------------------------
Total liabilities and shareholders' equity           $ 11,779     $11,779
===========================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--GEORGIA-PACIFIC GROUP
SEPTEMBER 30, 1998


1. PRINCIPLES OF PRESENTATION. The financial statements include the combined accounts of operations comprising the Georgia-Pacific Group. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Georgia-Pacific Group's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 4 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and The Timber Company's combined financial statements.

2. OTHER INCOME. The 1997 first quarter sale of the Corporation's Martell operations, which included a sawmill, particleboard mill and timberlands, generated a pretax gain of $128 million. Of this amount, a pretax gain of $14 million ($9 million after taxes) was recorded in Georgia-Pacific Group's building products segment for the sale of the sawmill and particleboard plant.

3. PROVISION FOR INCOME TAXES. The effective tax rate was 48 percent for the three months ended September 30, 1998, and 45 percent for the three months ended September 30, 1997. The effective tax rate was 47 percent for the nine months ended September 30, 1998, and 64 percent for the nine months ended September 30, 1997. The effective tax rate for each period was different than the statutory rate primarily because of nondeductible goodwill amortization expense.

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

                                                Three months   Nine months
                                            ended September 30,ended September 30,
                                           -----------------------------------------
     (In millions, except per share amounts)       1998           1998
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item         $    39        $    85
       Extraordinary item, net of taxes               -            (13)
     ---------------------------------------------------------------
       Net income                               $    39        $    72
     ================================================================
     Shares (denominator):
      Average shares outstanding                     90.2           90.7
      Dilutive securities:
       Incentive plans and option plans               0.3            0.8
       Employee stock purchase plans                  -              0.1
     ---------------------------------------------------------------
      Total assuming conversion                      90.5           91.6
     ================================================================
     Basic and diluted per share amounts:
       Income before extraordinary item         $     0.43     $     0.93
       Extraordinary item, net of taxes               -             (0.14)
     ---------------------------------------------------------------
       Net income                               $     0.43     $     0.79
     ================================================================




6. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Georgia-Pacific Group adopted SFAS No. 130 in the first quarter of 1998. Other comprehensive income includes primarily currency translation adjustments. For the three months ended September 30, 1998, the Georgia-Pacific Group's total comprehensive income was $34 million, compared to $42 million for the same period last year. For the nine months ended September 30, 1998, the Georgia-Pacific Group's total comprehensive income was $65 million compared to $17 million for the same period last year.

7. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

                                                Nine months
                                              ended September 30,
                                          ------------------------
     (In millions)                             1998     1997
     ---------------------------------------------------------------

     Total interest costs                     $ 290    $ 300
     Interest capitalized                        (4)      (9)
     ---------------------------------------------------------------
     Interest expense                         $ 286    $ 291
     ================================================================
     Interest paid by the Corporation         $ 324    $ 340
     ================================================================
     Income taxes paid by the
      Corporation, net                        $  48    $  24
     ================================================================
     Portion of interest paid charged
      to the Georgia-Pacific Group            $ 272    $ 276
     ================================================================
     Portion of income taxes refunded
      credited to the Georgia-Pacific Group   $ (33)   $ (33)
     ================================================================





     In connection with the CeCorr acquisition, the Georgia-Pacific Group issued 1.6 million shares of Georgia-Pacific Group common stock valued at $57.875 per share and assumed approximately $92 million of CeCorr debt of which $34 million was owed to Georgia-Pacific Group ($58 million net debt assumed). (See Note 9.)

8. INVENTORY VALUATION. Inventories are valued at the lower of cost or market and include the costs of materials, labor, and plant overhead. The Georgia-Pacific Group uses the dollar value pool method for computing those inventories valued on the LIFO method. The major components of inventories were as follows:

                                    September 30,December 31,
     (In millions)                       1998       1997
     ---------------------------------------------------------------
     Raw materials                    $   403     $  396
     Finished goods                       822        878
     Supplies                             297        293
     LIFO reserve                        (218)      (212)
     ---------------------------------------------------------------
     Total inventories                $ 1,304     $1,355
     ============================================================


9. ACQUISITION. On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash (net of $2 million of acquired cash) and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock. The acquisition includes 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. Also included are a corrugating medium paper mill, and several specialty operations and support service groups. CeCorr ships 6.3 billion square feet of corrugated sheets per year. CeCorr's results of operations have been consolidated with that of the Corporation beginning July 1, 1998.

     The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of September 30, 1998, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of the purchase price. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over forty years. The preliminary allocation of the $93 million net cash paid for the acquisition is summarized as follows (in millions of dollars):



     (In millions)
     ---------------------------------------------------------------
     Current assets                   $    35
     Property, plant and equipment        178
     Goodwill                             115
     Liabilities                         (140)
     Common stock issued                  (95)
     ---------------------------------------------------------------
     Net cash paid                    $    93
     ==================================================



10. DEBT. In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

11. SHARE REPURCHASES. During the first nine months of 1998, Georgia-Pacific Group purchased on the open market 4,793,500 shares of Georgia-Pacific Group stock at an aggregate price of $277 million, of which 3,585,700 shares were held as treasury stock at September 30, 1998 and 284,300 shares were purchased during September, 1998 and settled after September 30, 1998..

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 69,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The last date for filing claims under the settlement was August 18, 1998. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees.

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998, the court certified the suit as a class action consisting of non-governmental direct purchasers of the defendants' products. The defendants have asked the court to certify this decision for immediate appeal. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     The Corporation's facility in Port Hudson, Louisiana has notified the State of Louisiana of the emitting of noncondensable gases in violation of its air permit. The State has proposed assessment of a penalty against the Corporation of $425,000. The Corporation is awaiting receipt of definitive documentation from the State, and has made no decision on whether or not to appeal the proposed assessment.

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

13. RELATED PARTY TRANSACTIONS. During 1998, The Timber Company sold timber deeds to Georgia-Pacific Group. Georgia-Pacific Group recognizes costs from these related-party timber deed contracts as the timber is cut.

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

     Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

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
===============================================================================


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1998
NET SALES
Building products      $1,943 58%     $5,550 57%
Pulp and paper         1,416  42      4,260  43
Other operations          8    -        25    -
--------------------------------------------------------------------------------
Total net sales        $3,367100%     $9,835100%
===============================================================================
OPERATING PROFITS
Building products      $173   87%     $335   63%
Pulp and paper           24   12       188   35
Other operations          2    1        12    2
--------------------------------------------------------------------------------
Total operating
 profits               $199  100%     $535  100%
                             ===            ===
General corporate
 expense                (28)           (88)
Interest expense        (96)          (286)
Provision for
 income taxes           (36)           (76)
--------------------------------------------------------------------------------
Income before extraordinary
 item                    39             85
Extraordinary item,
 net of taxes             -            (13)
--------------------------------------------------------------------------------
Net income             $ 39           $ 72
===============================================================================



COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                                                    Second Quarter
                                 First              --------------
(In millions)                    Quarter        Quarter      Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products              $1,760  57%    $1,918  58%    $3,678  57%
Pulp and paper                  1,351  43      1,371  42      2,722  43
Other operations                    9   -          8   -         17   -
--------------------------------------------------------------------------------
Total net sales                $3,120 100%    $3,297 100%    $6,417 100%
===============================================================================
OPERATING PROFITS (LOSS)
Building products              $   95  80%    $  122  90%    $  217  85%
Pulp and paper                     20  17         12   9         32  13
Other operations                    4   3          1   1          5   2
--------------------------------------------------------------------------------
Total operating profits (loss)    119 100%       135 100%       254 100%
                                      ===            ===            ===
General corporate expense         (36)           (46)           (82)
Interest expense                  (97)           (99)          (196)
Benefit for income taxes            1              -              1
--------------------------------------------------------------------------------
Net loss                       $  (13)        $  (10)        $  (23)
===============================================================================


COMBINED SALES AND OPERATING PROFITS BY INDUSTRY SEGMENT (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group



                            Third Quarter                 Fourth Quarter
                       ------------------------      ------------------------
(In millions)          Quarter     Year-to-date      Quarter     Year-to-date
--------------------------------------------------------------------------------
1997
NET SALES
Building products   $ 1,906   57%  $ 5,584   57%  $ 1,791   56%  $ 7,375   57%
Pulp and paper        1,414   43     4,136   43     1,420   44     5,556   43
Other operations         10    -        27    -        10    -        37    -
--------------------------------------------------------------------------------
Total net sales     $ 3,330  100%  $ 9,747  100%  $ 3,221  100%  $12,968  100%
===============================================================================
OPERATING PROFITS (LOSS)
Building products   $   127   57%  $   344   72%  $  (106) 212%  $   238   56%
Pulp and paper           93   42       125   26        49  (98)      174   41
Other operations          3    1         8    2         7  (14)       15    3
--------------------------------------------------------------------------------
Total operating
 profits (loss)         223  100%      477  100%      (50) 100%      427  100%
                             ===            ===            ===            ===
General corporate
 expense                (54)          (136)           (28)          (164)
Interest expense        (95)          (291)           (90)          (381)
(Provision) benefit for
 income taxes           (33)           (32)            64             32
--------------------------------------------------------------------------------
Income (loss) before accounting
 change                  41             18           (104)           (86)
Cumulative effect of an
 accounting change, net
 of taxes                 -              -            (60)           (60)
--------------------------------------------------------------------------------
Net income (loss)   $    41        $    18        $  (164)       $  (146)
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

Georgia-Pacific Group reported net sales of approximately $3.4 billion and $3.3 billion for the three months ended September 30, 1998 and 1997, respectively. Net income for the 1998 third quarter was $39 million compared with $41 million in 1997.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

Georgia-Pacific Group's building products segment reported net sales of $1.9 billion for both of the three months ended September 30, 1998 and 1997. Operating profits increased in 1998 to $173 million compared with $127 million in 1997. Return on sales was 8.9 percent and 6.7 percent for the three months ended September 30, 1998 and 1997, respectively.

The higher quarter-over-quarter operating profit resulted principally from a significant increase in oriented strand board prices. Average prices for oriented strand board were 98 percent higher than the previous year, and gypsum prices were up 8 percent. Average prices for lumber were 15 percent lower in the third quarter of 1998 than the third quarter of 1997, while Southern pine log costs increased by an average of 5 percent. In the fourth quarter, however, the Georgia-Pacific Group anticipates that declines in prices for structural panels as well as seasonal slowdown in demand for building products will adversely impact its operating results.

Operating profits for the Georgia-Pacific Group's building products distribution division were $14 million in the third quarter of 1998 (excluding unusual net gains of $6 million, primarily related to assets sold as part of the division's restructuring plan), compared with a loss of $17 million in the third quarter of 1997 (excluding unusual net gains of $4 million, primarily related to assets sold as part of the division's restructuring plan). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. The plan included disposing of the division's millwork fabrication facilities nationwide as well as several distribution centers located in the Western United States. Positive results in the third quarter were primarily driven by the increase in oriented strand board prices described above. However, due to the cyclical nature of the building products business, the distribution division does not expect to achieve this level of profits in the fourth quarter. Selected financial and operating data for the building products distribution business are shown in the table below:


     SELECTED DISTRIBUTION DIVISION DATA

                              Three months ended September 30,
     (In millions)                     1998        1997
     ---------------------------------------------------------------
     Sales                           $1,088     $ 1,098
     Operating profit (loss) before
       net gain on asset sales           14         (17)
     Net gain on asset sales              6           4
     Capital expenditures                 2           9
     Depreciation                        11          12
     ============================================================


Georgia-Pacific Group's pulp and paper segment reported net sales of $1.4 billion and operating profits of $24 million in the 1998 third quarter, including a one-time $24 million charge associated with the closure of two hardwood pulp operations. For the same period in 1997, the segment reported net sales of $1.4 billion and operating profits of $93 million. Return on sales decreased to 1.7 percent in 1998 from 6.6 percent in 1997. During the third quarter of 1998, Georgia-Pacific Group closed its hardwood pulp operations at its Port Hudson, Louisiana and Ashdown, Arkansas facilities, resulting in a one-time, before tax charge of $24 million ($15 million after taxes). Excluding this one-time charge, return on sales was 3.4 percent. Average containerboard prices for the quarter were approximately 21 percent above prices in the same 1997 period. However, containerboard prices have trended downward through the first nine months of the year and are continuing that trend into the fourth quarter. Communications papers prices are lower compared to the third quarter of 1997, with prices trending downward since the first quarter of 1998, and continuing this trend into the fourth quarter. Prices and demand for pulp are down from second quarter levels and are down compared with third quarter of last year. Compared with a year ago, Georgia-Pacific Group has reduced inventories for most pulp and paper products, incurring downtime when necessary. During the second and third quarter of 1998, Georgia-Pacific Group took market-related downtime at its pulp and paper mills, and reduced pulp, containerboard and communication papers production. Georgia-Pacific Group anticipates taking additional downtime in the fourth quarter due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia, and expects to incur an operating loss in its pulp and paper segment in the fourth quarter of 1998 and possibly in the first quarter of 1999.

General corporate expense decreased to $28 million for the three months ended September 30, 1998 compared with $54 million in 1997. The majority of the decrease is attributable to lower expenses for Georgia-Pacific Group's stock compensation programs and its cash incentive compensation program.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

Georgia-Pacific Group reported consolidated net sales of $9.8 billion and net income of $72 million for the nine months ended September 30, 1998, compared with net sales of $9.7 billion and net income of $18 million in 1997. The 1998 results include an extraordinary, after-tax loss of $13 million for the early retirement of debt.

The remaining discussion refers to the "Sales and Operating Profits by Industry Segment" table (included in PART I - ITEM 1. hereto).

Georgia-Pacific Group's building products segment reported net sales of $5.6 billion and operating profits of $335 million for the nine months ended September 30, 1998, compared with net sales of $5.6 billion and operating profits of $344 million in 1997. Return on sales decreased to 6.0 percent from
6.2 percent a year ago. The 1997 results included a first quarter gain of $14 million ($9 million after taxes) from the sale of the Georgia-Pacific Group's Martell, California, assets to Sierra Pacific Industries. Excluding the pretax gain from the sale of the Martell operations, operating profit in the building products segment would have been $330 million and the return on sales would have been 5.9 percent. The primary components of this increase were 60 percent higher oriented strand board prices and 4 percent higher gypsum prices. Demand and volume was also higher for both of these products than in the prior year. These increases were offset slightly by 11 percent lower lumber prices and 12 percent higher log costs. In the fourth quarter, however, Georgia-Pacific Group anticipates that declines in prices for structural panels as well as seasonal slowdown in demand for building products will adversely impact its operating results.

Operating losses for the Corporation's building products distribution division were $21 million in the first nine months of 1998 (excluding gains on asset sales of $19 million) compared with a loss of $68 million in the first nine months of 1997 (excluding gains on asset sales of $12 million). The distribution division restructuring plan, finalized in December 1997, is proceeding on schedule. Selected financial and operating data for the building products distribution business are shown in the table below.

     SELECTED DISTRIBUTION DIVISION DATA

                                Nine months ended September 30,
     (In millions)                     1998        1997
     ---------------------------------------------------------------
     Sales                           $3,092     $ 3,189
     Operating loss (before
       net gain asset sales)            (21)        (68)
     Net gain on asset sales             19          12
     Capital expenditures                 5          33
     Depreciation                        35          35
     ============================================================





Georgia-Pacific Group's pulp and paper segment reported net sales of $4.3 billion and operating profits of $188 million for the nine-month period ended September 30, 1998, compared with net sales of $4.1 billion and operating profits of $125 million in 1997. Return on sales increased to 4.4 percent compared with 3.0 percent for the same period a year ago, principally due to a slight increase in average prices for almost all of the Georgia-Pacific Group's pulp and paper products. Excluding the one-time, $24 million charge in the third quarter of 1998 for closure of two hardwood pulp operations, return on sales increased to 4.9 percent. Average containerboard prices for the first nine months of 1998 were approximately 27 percent above prices in the same 1997 period, and average prices of communications papers for the first nine months of 1998 were approximately 3 percent above year ago levels. Prices for most of the Georgia-Pacific Group's pulp and paper products declined during the third quarter of 1998, with softening of prices in pulp, containerboard and communication papers continuing into the fourth quarter. As a result, the Georgia-Pacific Group expects to incur an operating loss in its pulp and paper segment in the fourth quarter of 1998 and possibly in the first quarter of 1999. Compared with a year ago, Georgia-Pacific Group has reduced inventories for most pulp and paper products, incurring downtime when necessary. During the fourth quarter of 1998, Georgia-Pacific Group expects to continue to take market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In the 1998 third quarter, Georgia-Pacific Group shut down the hardwood pulp portion of its operations at Port Hudson, Louisiana and Ashdown, Arkansas indefinitely. This action and other related reductions will decrease the Group's total market pulp production by more than 500,000 tons annually.

General corporate expense decreased to $88 million for the nine months ended September 30, 1998 compared with $136 million in 1997. The majority of the decrease is attributable to lower expenses for Georgia-Pacific Group's stock compensation programs and its cash incentive compensation program.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Georgia-Pacific Group generated cash from operations of $1.1 billion for the nine months ended September 30, 1998 compared with $879 million a year ago.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended September 30, 1998 were $386 million compared with $426 million for the first nine months of 1997. Expenditures in 1998 included $253 million in the pulp and paper segment, $103 million in the building products segment, and $30 million of other and general corporate. Georgia-Pacific Group expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1998, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $370 million in the first nine months of 1998 compared with $349 million in 1997.

On June 30, 1998, Georgia-Pacific Group completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at $57.875 per share for all the outstanding shares of CeCorr. In addition the Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998, certain former owners of CeCorr exercised their rights to sell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock.

During the first nine months of 1998, the Georgia-Pacific Group received $53 million from the sales of assets, principally the sale of various distribution facilities. During the first nine months of 1997, the Georgia-Pacific Group received proceeds from the sale of assets of $80 million relating principally to the sale of its Martell operations.

In 1998, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt was $5.6 billion and $5.5 billion at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 and December 31, 1997, $4.6 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $988 million and $971 million, respectively, was The Timber Company's debt.

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

At September 30, 1998, the Corporation had outstanding borrowings of $659 million under certain Industrial Revenue Bonds. Approximately $19 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 1998, $571 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

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

At September 30, 1998, the Corporation's weighted average interest rate on its total debt was 7.2% including the accounts receivable sale program and outstanding interest rate exchange agreements. At September 30, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 6.8%. These agreements have a weighted average maturity of approximately 3.7 years. As of September 30, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.4 billion.

The Corporation's accounts receivable sale program has been extended to May
1999.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at September 30, 1998.

As of September 30, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission

During the first nine months of 1998, Georgia-Pacific Group purchased on the open market 4,793,500 shares of Georgia-Pacific Group stock at an aggregate price of $277 million, of which 3,585,700 shares were held as treasury stock at September 30, 1998 and 284,300 shares were purchased during September, 1998 and settled after September 30, 1998.


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

In June 1998, the FASB issued SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities,' that establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments primarily interest rate swaps and foreign currency forward contracts. The impact of adjustment to fair value is not expected to be material.

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

Georgia-Pacific Group completed an inventory of its information technology systems and processes in 1997 and currently expects to have most of the necessary revisions to such systems and processes completed by year-end 1998, with a few systems completing revisions in 1999. Testing and verification of such systems and processes for Year
2000 compliance will be completed during 1999. Earlier this year, Georgia-Pacific Group completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. Georgia-Pacific Group currently expects to have these affected manufacturing systems replaced or corrected in mid-year 1999, and to complete testing and verification of such systems for Year 2000 compliance during 1999. Since completion of these inventories, some additional systems and devices have been discovered and added to the inventory list for testing and, if necessary, remediation. Due to continuing system acquisitions and the number and complexity of existing systems, the Georgia-Pacific Group expects some continuing additions of non-critical systems to the inventory list. The Georgia-Pacific Group has contacted each of its critical suppliers to ascertain their respective levels of readiness to address and remediate Year 2000 problems, and is currently reviewing their responses. The Georgia-Pacific Group is in the process of identifying critical customers and also intends to communicate with each of them to ascertain their respective levels of Year 2000 readiness.
While Georgia-Pacific Group currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of Georgia-Pacific Group's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on Georgia-Pacific Group's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst case scenario of failure by Georgia-Pacific Group or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of Georgia-Pacific Group's facilities and a temporary inability on the part of Georgia-Pacific Group to timely process orders and billings and to deliver finished products to customers. Georgia-Pacific Group's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

Georgia-Pacific Group currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million (including approximately $10 million of capital costs), of which approximately $8.9 million has been incurred to date. In addition, Georgia-Pacific Group expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $8.6 million has been incurred to date. The bulk of the incremental costs relate to replacement or modification of affected process control systems in the Corporation's manufacturing operations and is projected to be incurred in late 1998 through 1999. The majority of the internal costs relate to code remediation and testing and is projected to be incurred in 1998 through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years, but will not have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

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

Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

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


REFER TO THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" ON PAGE 23 OF THIS FORM 10-Q.

For a discussion of commitments and contingencies refer to Note 12 of the Notes to Combined Financial Statements.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                        Three months          Nine months
                                     ended September 30,  ended September 30,
                                       --------------       --------------

(In millions, except per share amounts)  1998      1997      1998      1997
-----------------------------------------------------------------------
Net sales
  Timber-Georgia-Pacific Group         $  105    $  109    $  308    $  323
  Timber-third parties
     Delivered                             17        31        42        65
     Stumpage                              12         2        39        10
  Other                                     9        10        18        22
-----------------------------------------------------------------------
Total net sales                           143       152       407       420
-----------------------------------------------------------------------
Costs and expenses
 Cost of sales, excluding depreciation
   and cost of timber harvested
   shown below                             40        40        82       102
 Selling, general and
   administrative                           8         7        26        28
 Depreciation and cost of timber
   harvested                               11        11        32        36
 Interest                                  17        19        52        64
 Other income                               -         -         -      (114)
-----------------------------------------------------------------------
Total costs and expenses                   76        77       192       116
-----------------------------------------------------------------------
Income before income taxes
 and extraordinary item                    67        75       215       304
Provision for income taxes                 26        30        84       119
-----------------------------------------------------------------------
Income before extraordinary item           41        45       131       185
Extraordinary item - loss from early
 retirement of debt, net of taxes           -         -        (2)        -
-----------------------------------------------------------------------
Net income                             $   41    $   45    $  129    $  185
==========================================================================
The Timber Company
Basic per common share:
 Income before extraordinary item      $ 0.46              $   1.43
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                            $ 0.46              $   1.41
-----------------------------------------------------------------------
Diluted per common share:
 Income before extraordinary item      $ 0.46              $   1.42
 Extraordinary item - loss from early
   retirement of debt, net of taxes        -                  (0.02)
-----------------------------------------------------------------------
 Net income                            $ 0.46              $   1.40
==========================================================================
Average number of shares outstanding:
 Basic                                   89.6                91.4          Diluted        89.9                92.0
==========================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--The Timber Company
                                                         Nine months
                                                     ended September 30,
                                                     ------------------
(In millions)                                          1998        1997
-----------------------------------------------------------------------
Cash flows from operating activities
  Net income                                           $ 129     $ 185
  Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation                                            4         3
   Cost of timber harvested                               28        33
   Other income                                            -      (114)
   Deferred income taxes                                   3        62
   Gain on sales of assets                               (14)       (6)
   Change in other assets and other
     long-term liabilities                                22         5
-----------------------------------------------------------------------
Cash provided by operations                              172       168
-----------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments               (3)        -
  Timber and timberlands purchases                       (49)      (36)
  Proceeds from sales of assets                           36       276
-----------------------------------------------------------------------
Cash provided by (used for) investing activities         (16)      240
-----------------------------------------------------------------------
Cash flows from financing activities
  Share repurchases                                     (104)        -
  Additions to (repayments of) long-term debt             17      (339)
  Cash dividends paid                                    (69)      (69)
-----------------------------------------------------------------------
Cash used for financing activities                      (156)     (408)
-----------------------------------------------------------------------
Increase in cash                                           -         -
  Balance at beginning of period                           -         -
-----------------------------------------------------------------------
  Balance at end of period                             $   -     $   -
=======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--The Timber Company


                                                   September 30,December 31,
(In millions)                                          1998         1997
----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Timber and timberlands
  Timberlands                                        $    301     $   302
  Fee timber                                              587         608
  Reforestation                                           211         182
  Other                                                    30          30
----------------------------------------------------------------------------
Total timber and timberlands                            1,129       1,122
----------------------------------------------------------------------------
Machinery and equipment, less accumulated
  depreciation of $43 and $42, respectively                22          20
----------------------------------------------------------------------------
Investment in real estate held for
  development and sale                                      -          14
----------------------------------------------------------------------------
Other assets                                               23          15
----------------------------------------------------------------------------
Total assets                                         $  1,174     $ 1,171
============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                 $    988     $   971
----------------------------------------------------------------------------
Other liabilities                                          37           9
----------------------------------------------------------------------------
Deferred income tax liabilities                           243         240
----------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                                      (94)        (49)
----------------------------------------------------------------------------
Total liabilities and shareholders' equity           $  1,174     $ 1,171
============================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--THE TIMBER COMPANY
SEPTEMBER 30, 1998

1. PRINCIPLES OF PRESENTATION. The financial statements include the combined accounts of operations of The Timber Company. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of The Timber Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 3 below. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Timber Company's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and Georgia-Pacific Group's combined financial statements.

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

                                             Three months  Nine months
                                         ended September 30,ended September 30,
                                        -----------------------------------------
     (In millions, except per share amounts)       1998       1998
     ---------------------------------------------------------------
     Basic and diluted income available to
      shareholders (numerator):
       Income before extraordinary item         $    41     $  131
       Extraordinary item, net of taxes               -         (2)
     ---------------------------------------------------------------
       Net income                               $    41     $  129
     ================================================================
     Shares (denominator):
      Average shares outstanding                     89.6       91.4
      Dilutive securities:
       Incentive plans and option plans               0.3        0.6
       Employee stock purchase plans                  -          -
     ---------------------------------------------------------------
      Total assuming conversion                      89.9       92.0
     ================================================================
     Basic per share amounts:
       Income before extraordinary item         $     0.46  $    1.43
       Extraordinary item, net of taxes               -         (0.02)
     ---------------------------------------------------------------
       Net income                               $     0.46  $    1.41
     ---------------------------------------------------------------
     Diluted per share amounts:
       Income before extraordinary item         $     0.46  $    1.42
       Extraordinary item, net of taxes               -         (0.02)
     ---------------------------------------------------------------
       Net income                               $     0.46  $    1.40
     ================================================================


5. COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Timber Company adopted SFAS No. 130 in the 1998 first quarter. For the three months ended September 30, 1998 and 1997, The Timber Company's total comprehensive income was $41 million and $45 million, respectively. For the nine months ended September 30, 1998 and 1997, The Timber Company's total comprehensive income was $129 million and $185 million, respectively.

6. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. In conjunction with the sale of the Corporation's Martell, California, operations in March, 1997, the Corporation received notes receivable from the purchaser in the amount of $270 million for the timberlands of The Timber Company. In April 1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. These proceeds were used to reduce The Timber Company's portion of the Corporation's debt. Proceeds from the notes receivable will be used to fund payments required for the notes payable, which are classified as `Other long-term liabilities'' on the Corporation's balance sheets.

7. DEBT. In May 1998, the Corporation issued $300 million of 7.25% Debentures due June 1, 2028.

8. SHARE REPURCHASES. During the first nine months of 1998, The Timber Company purchased on the open market 4,860,200 shares of The Timber Company stock at an aggregate price of $105 million, of which 4,828,900 were held as treasury stock at September 30, 1998 and 31,300 shares were purchased during September, 1998 and settled after September 30, 1998..

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

     The Corporation generally resolves asbestos cases by voluntary dismissal or settlement for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases to date have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 69,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims and a receivable for expected insurance recoveries.

     The Corporation has been defending an action in Alabama state court brought to recover damages on behalf of a class of all persons currently owning structures in the United States on which allegedly defective hardboard siding manufactured by the Corporation after January 1, 1980 has been installed. On January 9, 1998, the court approved a settlement pursuant to which the Corporation will establish a procedure for resolving product warranty claims on certain of the Corporation's hardboard siding products, and will pay $3 million in legal fees to plaintiffs' counsel, plus expenses not to exceed $200,000. In addition, plaintiffs' counsel will be entitled to additional fees based upon a percentage of claims paid by the Corporation. The last date for filing claims under the settlement was August 18, 1998. The Corporation has previously established financial reserves it believes to be adequate to pay eligible claims and legal fees.

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998, the court certified the suit as a class action consisting of non-governmental direct purchasers of the defendants' products. The defendants have asked the court to certify this decision for immediate appeal. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

     The Corporation's facility in Port Hudson, Louisiana has notified the State of Louisiana of the emitting of noncondensable gases in violation of its air permit. The State has proposed assessment of a penalty against the Corporation of $425,000. The Corporation is awaiting receipt of definitive documentation from the State, and has made no decision on whether or not to appeal the proposed assessment.

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

10. RELATED PARTY TRANSACTIONS. During the first six months of 1998, The Timber Company sold timber deeds to Georgia-Pacific Group. The Timber Company recognizes revenues and earnings from these related party timber deed contracts as the timber is cut by the Georgia-Pacific Group. Had The Timber Company recognized revenues and earnings on these related party timber deed contracts at the time of the agreement (which is the accounting policy for timber deed sales to third parties), pro forma net sales, depreciation and cost of timber harvested, income before income taxes and extraordinary item, net income and basic and diluted earnings per share would have been as follows:

     Georgia-Pacific Corporation--The Timber Company

                                     Three months ending September 30, 1998
     (In millions, except per share amounts)  As ReportedPro forma (a)
     ---------------------------------------------------------------
     Net Sales                                   $  143   $   133
     Depreciation and cost of timber harvested       11        10
     Income before income taxes and
       extraordinary item                            67        58
     Net income                                      41        35
     Basic and diluted earnings per share          0.46      0.39
     ============================================================


                                      Nine months ending September 30, 1998
     (In millions, except per share amounts)  As ReportedPro forma (a)
     ---------------------------------------------------------------
     Net Sales                                   $  407   $   421
     Depreciation and cost of timber harvested       32        34
     Income before income taxes and
       extraordinary item                           215       227
     Net income                                     129       136
     Basic earnings per share                      1.41      1.49
     Diluted earnings per share                    1.40      1.48
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

     Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

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

11. SUBSEQUENT EVENT. In September, 1998, The Timber Company reached an agreement to sell approximately 61,000 acres of its West Virginia timberland holdings to The Forestland Group, LLC. The sale is expected to close in the fourth quarter of 1998.

SELECTED COMBINED SALES DATA (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                      Three months        Nine months
                                  ended September 30, ended September 30,
                                     --------------     --------------
                                     1998      1997     1998      1997
--------------------------------------------------------------------------------
VOLUME (in thousand tons)
Southern softwood sawtimber        1,506      1,432    4,376     4,584
Western softwood sawtimber           491        457    1,260     1,191
Softwood pulpwood                  1,208      1,223    3,195     3,874
Hardwood sawtimber                   139        162      297       310
Hardwood pulpwood                    665        827    1,601     2,000
--------------------------------------------------------------------------------
Total volume                       4,009      4,101   10,729    11,959
===============================================================================
SELLING PRICES (per ton)
Southern softwood sawtimber         $ 48      $  46    $  51     $  46
Western softwood sawtimber            69         80       71        77
Softwood pulpwood                     12         17       15        15
Hardwood sawtimber                    41         59       37        50
Hardwood pulpwood                     10         12       11        11
--------------------------------------------------------------------------------
Weighted average price              $ 33      $  35    $  36     $  35
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

The Timber Company reported net sales of approximately $143 million for the three months ended September 30, 1998 and $152 million for the same period in 1997. Earnings before interest and taxes decreased by $10 million to $84 million in the third quarter of 1998 compared with $94 million in the same period of 1997. The 1998 third quarter results included a $1.4 million write-off for the loss of pre-merchantable timber destroyed by forest fires in Florida in June 1998. In addition, the pre-tax impact from reduced selling prices for timber salvaged from these fires is estimated to be approximately $5 million in the third quarter of 1998. The decrease in operating profits was primarily the result of approximately 14 percent lower selling prices of Western sawtimber compared to the third quarter of 1997, due to declining demand for export-grade logs to Asia. Additionally, softwood pulpwood prices declined approximately 24 percent, excluding the impact of the Florida fires, as dry weather improved logging conditions across the South. No significant rebound in pulpwood prices are anticipated in the near term.

Interest expense declined 11 percent to $17 million in the 1998 third quarter, compared with $19 million in the 1997 third quarter. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.

Net income for the 1998 third quarter was $41 million compared with $45 million in 1997. The Timber Company recognizes revenues and earnings from related party timber deed contracts as the timber is cut by the Georgia-Pacific Group. Had The Timber Company recognized revenues and earnings on these related party timber deed contracts at the time of the agreement (which is the accounting policy for timber deed sales to third parties), pro forma net income for the 1998 third quarter would have been $35 million. Pro forma net income includes earnings from timber deeds sold to and paid for by Georgia-Pacific Group earlier in 1998, but not harvested as of the end of the quarter, which would have been included in earnings had they been sold to a third party. Timber deeds sold to Georgia-Pacific Group will be harvested within 12 months.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

The Timber Company reported net sales of approximately $407 million for the nine months ended September 30, 1998 and $420 million for the same period in 1997. Excluding the gain on the Martell sale, earnings before interest and taxes increased by $13 million to $267 million for the nine months ended September 30, 1998, compared with $254 million in 1997, despite the reduction in 1998 third quarter earnings related to the Florida forest fires. This increase was primarily the result of a significant increase in Southern sawtimber prices, up approximately 13 percent (excluding the impact of the Florida fires), most of which took place in the first quarter of 1998 due to extremely wet weather conditions, offset somewhat by a 10 percent decrease in total timber volumes sold over the same period in 1997.

Interest expense declined by 19 percent to $52 million in the 1998 first nine months, compared with $64 million in the 1997 first nine months. This decline was due primarily to a lower level of debt resulting from the application of the proceeds from the sale of Martell timberlands in April, 1997 to pay down debt.

Net income for the nine months ended September 30, 1998 was $129 million compared with $114 million in 1997 excluding a net after-tax gain of $71 million from the sale of 127,000 acres of timberlands located near Martell, California.$1. The 1998 results included an after-tax extraordinary charge of $2 million for the early retirement of debt. Pro forma net income for the nine months ended September 30, 1998 was $136 million.
LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $172 million during the first nine months ended September 30, 1998 compared with $168 million a year ago.

INVESTING ACTIVITIES. Expenditures for the nine months ended September 30, 1998 were $52 million, which included $49 million for timber and timberlands and $3 million for capital. The Timber Company expects to spend approximately $50 million on timber and timberlands in 1998 without considering the cost of any acquisitions.

During the first nine months of 1998, The Timber Company received $36 million in proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. On March 31, 1997, the Corporation completed the sale of its Martell, California, timberlands to Sierra Pacific Industries for $270 million. These proceeds were used to repay outstanding debt. (See further discussion in Financing Activities below.)

In September, 1998, The Timber Company reached an agreement to sell approximately 61,000 acres of its West Virginia timberland holdings to The Forestland Group, LLC. The sale is expected to close in the fourth quarter of 1998.

In 1998, The Timber Company expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. During the first nine months of 1998, The Timber Company paid dividends of $69 million and repurchased shares for $104 million. Additionally, The Timber Company increased debt by $17 million.

The Corporation's total debt was $5.6 billion and $5.5 billion at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998 and December 31, 1997, $4.6 billion and $4.5 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $988 million and $971 million, respectively, was The Timber Company's debt.

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

At September 30, 1998, the Corporation had outstanding borrowings of $659 million under certain Industrial Revenue Bonds. Approximately $19 million from the issuance of these bonds is being held by trustees and is restricted for the construction of certain capital projects. Amounts held by trustees are classified as noncurrent assets in the accompanying balance sheets.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 1998, $571 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

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

At September 30, 1998, the Corporation's weighted average interest rate on its total debt was 7.2% including the accounts receivable sale program and outstanding interest rate exchange agreements. At September 30, 1998, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 6.8%. These agreements have a weighted average maturity of approximately 3.7 years. As of September 30, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.4 billion.

The Corporation's accounts receivable sale program has been extended to May
1999.

The Corporation also enters into foreign currency exchange agreements, the amounts of which were not material to the consolidated financial position of the Corporation at September 30, 1998.

As of September 30, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

During the first nine months of 1998, The Timber Company purchased on the open market 4,860,200 shares of The Timber Company stock at an aggregate price of $105 million, of which 4,828,900 were held as treasury stock at September 30, 1998 and 31,300 shares were purchased during September, 1998 and settled after September 30, 1998.

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

In June 1998, the FASB issued SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities,' that establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments; primarily interest rate swaps and foreign currency forward contracts. The impact of adjustment to fair value is not expected to be material.

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

The Timber Company currently expects to have most of the necessary revisions to its systems and processes completed by 1998 with a few systems completing revisions in 1999. Testing and verification of such systems and processes for Year 2000 compliance will be completed during
1999. The Timber Company has completed an inventory of the systems and embedded chips used in its operations and currently believes that a only a small percentage of such systems and chips could be subject to Year 2000 problems. The Timber Company currently expects the work needed to resolve the Year 2000 problem with regard to its operations to be performed as part of its normal systems maintenance and replacement practices, and does not currently expect to accelerate its internal maintenance schedule or to incur any incremental cost for such work. The Timber Company is in the process of identifying critical suppliers and customers and intends to communicate with each of them to ascertain their level of readiness to address and remediate Year 2000 problems. The most reasonably likely worst case scenario of failure by The
Timber Company or its customers or suppliers to resolve the Year 2000 problem would be a temporary inability on the part of The Timber Company to timely process timber sales and billings. The Timber Company is currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow it to minimize the risks of any unresolved Year 2000 problems on its operations and to minimize the effect of any unforeseen Year 2000 failures.

Approximately 44,000 acres of timberlands were affected by the forest fires in Florida in June, 1998. This acreage represents approximately eight percent of the timberlands owned by The Timber Company in the State of Florida. The Timber Company is salvaging useable timber and believes that the losses are likely to impact harvest levels in 1999 and 2000.

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

Under the revised policy, beginning July 1, 1998, the prices for southern timber and wood fiber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by Georgia-Pacific Group for timber purchased from third parties in a particular forest, and prices received by The Timber Company for timber sold to third parties from the same forest, over the most recent three-months period. This change is intended to make prices for timber and wood fiber sold by The Timber Company to Georgia-Pacific Group more quickly reflect changes in market prices. In addition, premiums charged by The Timber Company for various types of wood have been reduced, and Georgia-Pacific Group has agreed to purchase, each quarter, in two key Southern forests, 20 percent of the annual volume of timber and wood fiber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber which Georgia-Pacific Group can purchase in the same two forests from 80 percent to 70 percent of The Timber Company's annual harvest in those forests, and also reduces Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999-2000.

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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under this "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding pricing trends, expected harvest rotations and The Timber Company's expectations regarding resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the effect on The Timber Company of government, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; material variations in regional market demand for timber products; fluctuations in interest rates; the ability of The Timber Company, and its customers and suppliers, to timely and efficiently address the Year 2000 problem; and other risks, uncertainties and assumptions discussed in the Corporation's Quarterly Reports on 10-Q dated March 31, 1998 and June 30, 1998, the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, the Corporation's Registration Statement No. 333-35813 dated November 7, 1997 and the Corporation's current report on Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 9 of the Notes to Combined Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                               SEPTEMBER 30, 1998


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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.1 Amended and Restated Articles of Incorporation, as of April 1, 1998 (Filed as Exhibit 3.1 to the Corporation's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by this reference thereto).

               Exhibit 3.2    Bylaws, as amended to date.

               Exhibit 10.3 Amendment No. 4 (Effective January 1, 1998) to the Key Salaried Employees Group
                              Insurance Plan - Post-1986 Group
                              (Effective January 1, 1987).

               Exhibit 10.9 Amendment No. 2 to Outside Directors Stock Plan, effective September 23, 1998.

               Exhibit 10.10(i)    Form of Deferral Agreement.

               Exhibit 10.10(ii) Directors Deferred Compensation Plan, effective September 22, 1998.

               Exhibit 27.         Financial Data Schedule.

          (b) No Current Reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1998                GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                              ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1998


Number         Description
------         -----------
Exhibit 3.1 Amended and Restated Articles of Incorporation, as of April 1, 1998 (Filed as Exhibit 3.1 to the Corporation's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by this reference thereto).

Exhibit 3.2         Bylaws, as amended to date. (1)

Exhibit 10.3 Amendment No. 4 (Effective January 1, 1998) to the Key Salaried Employees Group Insurance Plan - Post-1986 Group (Effective January 1, 1987). (1)

Exhibit 10.9 Amendment No. 2 to Outside Directors Stock Plan, effective September 23, 1998. (1)

Exhibit 10.10(i)    Form of Deferral Agreement. (1)

Exhibit 10.10(ii) Directors Deferred Compensation Plan, effective September 22, 1998. (1)

Exhibit 27.         Financial Data Schedule. (1)


-------------------------------
(1)  Filed by EDGAR

 /