Form 10-K405
period 1998-12-31
GEORGIA PACIFIC CORP
filed 1999-03-19
CIK 41077

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                                      _____________



                                        FORM 10-K



  (Mark One)



  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



              For the Fiscal Year Ended December 31, 1998



                                         OR



  [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



              For the transition period from ____________ to ____________



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

  Form 10-K.  [   ]

       As of the close of business on March 16, 1999, the registrant had

  93,625,183 shares of Georgia-Pacific Group Common Stock outstanding and

  92,889,009 shares of Timber Group Common Stock outstanding.



       The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are

  "affiliates") was $6,218,408,737.50 for Georgia-Pacific Group Common Stock and

  $1,815,070,367.63  for Timber Group Common Stock.


                         DOCUMENTS INCORPORATED BY REFERENCE



       Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:



            1.   The Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and



            2.   The Corporation's definitive Proxy Statement to be dated on or about March 23, 1999, for use in connection with the Annual Meeting of

            Shareholders to be held on May 4, 1999, portions of which are incorporated by reference into Part III of this Form 10-K.



                             GEORGIA-PACIFIC CORPORATION



                             ANNUAL REPORT ON FORM 10-K

                     For the Fiscal Year Ended December 31, 1998



                                  TABLE OF CONTENTS



                                PART I                             Page



  Item 1.        Business                                          1



  Item 2.        Properties                                        2



  Item 3.        Legal Proceedings                                 3



  Item 4.        Submission of Matters to a Vote of Security Holders  3



                                       PART II



  Item 5.        Market for Registrant's Common Equity and Related

                 Stockholder Matters                               3



  Item 6.        Selected Financial Data                           4



  Item 7.        Management's Discussion and Analysis of Financial

                 Condition and Results of Operations               5



  Item 7A.       Quantitative and Qualitative Disclosures About Market

                  Risk                                             5



  Item 8.        Financial Statements and Supplementary Data       6



  Item 9.        Changes in and Disagreements With Accountants on

                 Accounting and Financial Disclosure               90



                                      PART III

  Item 10.       Directors and Executive Officers of the Registrant   90





  Item 11.       Executive Compensation                            93



  Item 12.       Security Ownership of Certain Beneficial Owners

                 and Management                                    93



  Item 13.       Certain Relationships and Related Transactions    93



                                       PART IV



  Item 14.       Exhibits, Financial Statement Schedules, and

                 Reports on Form 8-K                               94



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



  "Georgia-Pacific Group Stock" refers to the Corporation's Georgia-Pacific
 Group

  common stock, par value $.80.



  "Timber Group Stock" refers to the Corporation's Timber Group common stock, par value $.80.



  Information pertaining to the Corporation's businesses, including operating segments, is set forth under the captions "Financial Strategy,"
 "Georgia-Pacific

  Corporation and Subsidiaries - Management's Discussion and Analysis" and

  "Georgia-Pacific Corporation and Subsidiaries - Sales and Operating Profits by

  Operating Segment," and in Notes 1-3 of the Corporation's Consolidated
 Financial

  Statements, and is presented under Item 8 of this Form 10-K.



  Information pertaining to Georgia-Pacific Group's businesses, including operating segments, is set forth under the captions "Georgia-Pacific Group

  Operations Review" and "Georgia-Pacific Group - Management's Discussion and

  Analysis" and in Georgia-Pacific Group's Notes 1-4 of the Notes to Combined

  Financial Statements contained in the Corporation's 1998 Annual Report to

  Shareholders, and is incorporated herein by reference.



  Information pertaining to The Timber Company's business is set forth under the captions "The Timber Company Operations Review" and "The Timber Company -

  Management's Discussion and Analysis" and in The Timber Company's Notes 1-3 of

  the Notes to Combined Financial Statements contained in the Corporation's 1998

  Annual Report to Shareholders, and is incorporated herein by reference.

  TIMBER RESOURCES

  Information pertaining to the Corporation's timber resources is set forth under the caption "The Timber Company Operations Review" contained in the

  Corporation's 1998 Annual Report to Shareholders, and is incorporated herein by reference.



  MINERAL RESOURCES

  Information pertaining to the Corporation's gypsum resources is set forth under the captions "Georgia-Pacific Group Operations Review - Building Products -

  Gypsum Products" contained in the Corporation's 1998 Annual Report to

  Shareholders, and is incorporated herein by reference.



  ENVIRONMENT

  Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's

  Discussion and Analysis - Liquidity and Capital Resources - Investing

  Activities" and in Note 11 of the Corporation's Consolidated Financial

  Statements, and is presented under Item 8 of this Form 10-K.



  Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment is set forth under the captions "Georgia-Pacific Group - Management's Discussion and Analysis -

  Liquidity and Capital Resources - Investing Activities" and in Georgia-Pacific

  Group's Note 12 and The Timber Company's Note 10 of the Notes to Combined

  Financial Statements contained in the Corporation's 1998 Annual Report to

  Shareholders, and is incorporated herein by reference.

  EMPLOYEES

  Information pertaining to persons employed by the Corporation is set forth

 Note

2 of the Corporation's Consolidated Financial Statements and is presented under

  Item 8 of this Form 10-K.



Information pertaining to persons employed by the Corporation is set forth under the captions "Georgia-Pacific Group - Management's Discussion and Analysis -

Liquidity and Capital Resources - Other" and "The Timber Company - Management's

Discussion and Analysis - Liquidity and Capital Resources _ Other" contained in the Corporation's 1998 Annual Report to Shareholders, and is incorporated herein by reference.



  ITEM 2.   PROPERTIES

Information pertaining to the number of manufacturing facilities as of December

  31, 1998 set forth under the captions "Georgia-Pacific Corporation and

  Subsidiaries _ Notes to Consolidated Financial Statements _ Operating Segment

  Information," and is presented under Item 8 of this Form 10-K.



  Information concerning the Corporation's timber and mineral resources is presented under Item 1 of this Form 10-K.

  ITEM 3.   LEGAL PROCEEDINGS

  Information pertaining to the Corporation's Legal Proceedings is set forth in

  Note 11 of the Corporation's  Consolidated Financial Statements, and is

  presented under Item 8 of this Form 10-K.

  Information pertaining to the Corporation's Legal Proceedings is set forth in

Georgia-Pacific Group's Note 12 and The Timber Company's Note 10 of the Notes to

Combined Financial Statements contained in the Corporation's 1998 Annual Report to Shareholders, and is incorporated herein by reference.



  ENVIRONMENTAL PROCEEDINGS

Pursuant to the rules of the Securities and Exchange Commission, the Corporation

  is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000.  In addition to any environmental proceedings described in the information pertaining to the Corporation's legal proceedings set forth in the preceding paragraphs of this Item 3, the legal proceedings described below meet these criteria.



  The Corporation paid a $425,000 fine to the Louisiana Department of

  Environmental Quality in December 1998 for unauthorized venting of NCG's (non-

  condensible gases) from the Port Hudson pulp mill's evaporators.



The Corporation is resolving an enforcement action brought by the Environmental

Protection Agency against its Elk Grove resins facility for past zinc wastewater exceedances that occurred prior to 1996.  A complaint has been signed by the

  Department of Justice seeking a civil penalty.  The penalty and costs of a supplemental environmental project (which will be undertaken to reduce the penalty amount) are anticipated to exceed $100,000.



  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                       PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information with respect to the Market for the Corporation's Common Equity and

  Related Stockholder Matters is set forth under the captions "Highlights"and

  "Investor Information" and in Note 13 of the Corporation's Consolidated

  Financial Statements, and is presented under Item 8 of this Form 10-K.



  Information with respect to the Market for the Corporation's Common Equity and

  Related Stockholder Matters is set forth under the captions "Highlights" and

  "Investor Information" and in Georgia-Pacific Group's Note 14 and The Timber

Company's Note 12 of the Notes to Combined Financial Statements contained in the

Corporation's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

  As of the close of business on March 16, 1999, the Georgia-Pacific Group Stock price was $76.56 and the Timber Group Stock price was $21.50, and there were approximately 35,333 record holders of Georgia-Pacific Group Stock and 35,352 record holders of the Timber Group Stock.



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

Bank of New York, as fiscal agent.  The 1996 Notes were sold to Salomon Brothers

  Inc as Initial Purchaser at a purchase price equal to 99.287% of the principal amount, representing the offer price of the 1996 Notes of 99.937% less a commission of 0.650% of such offer price to Qualified Institutional Buyers as defined in Rule 144A under the Securities Act of 1933, as amended (the

  "Securities Act"), in accordance with an exemption from the registration requirements of the Securities Act.



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



  On June 30, 1998, the Corporation issued an aggregate of 1,640,400 shares of

Georgia-Pacific Group Common Stock ("G-P Group Stock") in a private placement to

  Jack W. Schwarz, Schwarz Family Irrevocable Trust, Schwarz Partners LLP II and

  Schwarz Partners LLP III (hereinafter collectively referred to as the

  "Investors"), in consideration for a portion of all of the issued and outstanding capital stock of CeCorr, Inc., an Indiana corporation ("CeCorr"),

  all as contemplated by a Stock Purchase Agreement dated June 30, 1998.  In connection with the Stock Purchase Agreement, the Corporation also entered into a Put Agreement with the Investors dated June 30, 1998.  On July 6, 1998, the

  Investors put an aggregate of 1,140,400 shares of G-P Group Stock back to the

  Corporation and prior to June 30, 1999, the Investors retain the option to put an aggregate of 500,000 shares of G-P Group Stock back to the Corporation.  The aggregate of 1,640,400 shares of G-P Group Stock issued in the acquisition of

  CeCorr were issued in accordance with an exemption from the registration requirements of the Securities Act.



  ITEM 6.   SELECTED FINANCIAL DATA

  Information with respect to Selected Financial Data for the Corporation is set

  forth under the captions "Georgia-Pacific Corporation and Subsidiaries -

  Selected Financial Data - Operations" and "Georgia-Pacific Corporation and

  Subsidiaries - Selected Financial Data - Financial Position, End of Year," and

  is presented under Item 8 of this Form 10-K.

Information with respect to Selected Financial Data for Georgia-Pacific Group is

set forth under the captions "Georgia-Pacific Group - Selected Financial Data -

  Operations" and "Georgia-Pacific Group - Selected Financial Data - Financial

  Position, End of Year" contained in the Corporation's 1998 Annual Report to

  Shareholders, and is incorporated herein by reference.



  Information with respect to Selected Financial Data for The Timber Company is set forth under the captions "The Timber Company - Selected Financial Data -

  Operations" and "The Timber Company - Selected Financial Data - Financial

  Position, End of Year" contained in the Corporation's 1998 Annual Report to

  Shareholders, and is incorporated herein by reference.







  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

  Management's Discussion and Analysis and factors affecting future performance for the Corporation are set forth under the caption "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis," and are presented under Item 8 of this Form 10-K.



  Management's Discussion and Analysis and factors affecting future performance for Georgia-Pacific Group are set forth under the caption "Georgia-Pacific Group

- Management's Discussion and Analysis" and in Georgia-Pacific Group's Note 2 of

  the Notes to Combined Financial Statements contained in the Corporation's 1998

  Annual Report to Shareholders, and are incorporated herein by reference.



  Management's Discussion and Analysis and factors affecting future performance for The Timber Company are set forth under the caption "The Timber Company -

 Management's Discussion and Analysis" and in The Timber Company's Note 2 of the

  Notes to Combined Financial Statements contained in the Corporation's 1998

  Annual Report to Shareholders, and are incorporated herein by reference.



  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk for the Corporation is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries -

  Management's Discussion and Analysis - Liquidity and Capital Resources -

  Financing Activities," and is presented under Item 8 of this Form 10-K.



  Quantitative and Qualitative Disclosure about Market Risk for Georgia-Pacific

  Group is set forth under the captions "Georgia-Pacific Group - Management's

  Discussion and Analysis - Liquidity and Capital Resources - Financing

  Activities" contained in the Corporation's 1998 Annual Report to Shareholders,

  and is incorporated herein by reference.



Quantitative and Qualitative Disclosure about Market Risk for The Timber Company is set forth under the captions "The Timber Company - Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities" contained in the Corporation's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements and Supplementary Data for the Corporation are set forth under the captions "Georgia-Pacific Corporation and Subsidiaries _Consolidated

  Statements of Income," "Georgia-Pacific Corporation and Subsidiaries _

  Consolidated Statements of Cash Flows," "Georgia-Pacific Corporation and

  Subsidiaries _ Consolidated Balance Sheets," "Georgia-Pacific Corporation and

  Subsidiaries _ Consolidated Statements of Shareholders' Equity," "Georgia-

Pacific Corporation and Subsidiaries _ Consolidated Statements of Comprehensive

Income," "Report of Independent Public Accountants" and the Corporation's Notes

  to Consolidated Financial Statements, and are presented below.



  MANAGEMENT'S DISCUSSION AND ANALYSIS

  Georgia-Pacific Corporation and Subsidiaries



  Georgia-Pacific Corporation (the "Corporation") consists of two separate operating groups, the Georgia-Pacific Group and The Timber Company. The

performance of these distinct businesses is reflected separately by two classes of common stock: Georgia-Pacific Group stock and The Timber Company stock. The

 Georgia-Pacific Group consists of all the Corporation's manufacturing mills and plants and its building products distribution business. These facilities manufacture and sell a wide variety of pulp and paper products (including pulp,

  communication papers, containerboard, packaging and tissue) and manufactured building products (including plywood, oriented strand board and industrial panels, lumber, gypsum products and chemicals). The Timber Company consists of approximately 5.8 million acres of timberlands owned or leased by the

  Corporation, together with related facilities and equipment. In 1998, these timberlands supplied approximately 17 percent of the overall timber requirements of the Corporation's manufacturing facilities.



  1998 COMPARED WITH 1997

 The Corporation reported consolidated net sales of $13.3 billion and net income of $274 million for 1998, compared with net sales of $13.1 billion and net income of $69 million in 1997. The 1998 results include an extraordinary, after-

  tax loss of $15 million for the early retirement of debt. The 1997 results included a pretax gain of $128 million ($80 million after taxes) from the sale

  of the Corporation's Martell, California, assets and a $60 million one-time,

  after-tax charge for an accounting change.



Selling, general and administrative expense ("SG&A") was $1,141 million in 1998,

  compared with $1,180 million in 1997. The cost reduction is the result of overhead reduction plans initiated in 1996 and implemented through 1997.

  Interest expense was $443 million in 1998, compared with $465 million in 1997.

  The reduction is the result of lower average debt levels and lower average interest rates.

  The Corporation reported pretax income of $491 million and an income tax provision of $202 million for the year ended December 31, 1998, compared with pretax income of $235 million and an income tax provision of $106 million for the year ended December 31, 1997. The effective tax rate used to calculate the provision for income taxes for both years was higher than the statutory rates used to calculate federal and state income taxes, primarily because of nondeductible goodwill amortization expense associated with business acquisitions.



  In 1997, the Corporation adopted Financial Accounting Standards Board ("FASB")

Emerging Issues Task Force Issue No. 97-13 ("EITF 97-13"), "Accounting for Costs

  Incurred in Connection with a Consulting Contract or an Internal Project that

  Combines Business Process Reengineering and Information Technology

Transformation," which resulted in a one-time, after-tax charge of $60 million.

  The remaining discussion refers to the "Selected Operating Segment Data" table below.



  SELECTED OPERATING SEGMENT DATA

  Georgia-Pacific Corporation and Subsidiaries





                                         Year ended December 31

                                          ---------------------

  (In millions)                           1998     1997     1996

  -------------------------------------------------------------


  Net sales

   Building products                  $  5,792 $  5,545  $ 5,752

   Distribution                          4,333    4,406    4,563

   Timber                                  534      551      547

   Containerboard and packaging          2,104    1,817    1,976

   Pulp and paper                        3,548    3,701    3,620

   Other*                              (2,975)  (2,926)  (3,434)

  --------------------------------------------------------------

  Total net sales                     $ 13,336 $ 13,094  $13,024

  ==============================================================

  Operating profits

   Building products                  $    603 $    490  $   567

   Distribution                              1    (171)    (220)

   Timber                                  364      437      313

   Containerboard and packaging            106      (6)      127

   Pulp and paper                          133      201      250

   Other                                 (273)    (251)    (282)

  --------------------------------------------------------------

  Total operating profits                  934      700      755

  Interest expense                         443      465      459

  Provision for income taxes               202      106      135

  --------------------------------------------------------------

  Income before

   extraordinary items and

   accounting change                       289      129      161

  Extraordinary items,

   net of taxes                           (15)        -      (5)

  Cumulative effect of

   accounting change,

   net of taxes                              -     (60)        -

  --------------------------------------------------------------

  Net income                           $   274 $     69  $   156

  ==============================================================








  *Includes the elimination of intersegment sales.





  BUILDING PRODUCTS. The Corporation's building products segment reported net sales of $5.8 billion and operating profits of $603 million for the year ended

December 31, 1998, compared with net sales of $5.5 billion and operating profits of $490 million in 1997. Return on sales was 10.4 percent in 1998 and 8.8 percent in 1997. The 1997 results included unusual one-time charges of $32 million primarily related to asset write-downs, including closure of certain building products facilities, as well as information systems write-offs.



The primary components of the increase in 1998 sales and operating profits were

  45 percent higher oriented strand board prices and 6 percent higher gypsum prices. Demand and volume were also higher in 1998 for both of these products

than in the prior year. These increases were offset slightly by 12 percent lower lumber prices and 9 percent higher log costs. Favorable economic conditions and sustained high housing starts should continue to provide profitable results for the building products segment in 1999.



DISTRIBUTION.  The Corporation's building products distribution segment reported operating profits of $1 million in 1998 (including gains on asset sales of $20 million) compared with a loss of $171 million in 1997 (including gains on asset sales of $26 million). The 1997 results included restructuring charges of $80 million. The improvement in the distribution segment's operating results reflects the implementation of the division's restructuring plan, which began in the 1997 fourth quarter. This plan included disposition of its millwork fabrication facilities nationwide and of a number of distribution centers located in the Western United States. The millwork fabrication facilities have been divested and the targeted distribution centers have been sold or closed.

  The Corporation expects continued improvement in its distribution segment in

  1999.



  TIMBER.  Excluding the 1997 gain of $114 million from the sale of timberlands located near Martell, California, the timber segment operating profits increased by $41 million to $364 million in 1998 compared with $323 million in 1997. This increase is a result of efforts to reduce costs by optimizing productivity and focusing on cost control, higher average sawtimber selling prices, particularly in the first half of 1998 and a higher-margin product mix. The result of these productivity and cost control efforts is reflected in lower cost of sales and

  SG&A expenses in 1998.

Excluding the impact of any severe weather occurrences, prices for most products are anticipated to hold at or near current levels in 1999.  Pulpwood prices are expected to remain under pressure, especially during the first half of 1999.



  CONTAINERBOARD AND PACKAGING.  The Corporation's containerboard and packaging segment reported net sales of $2.1 billion and operating profits of $106 million for the year ended December 31, 1998, compared with net sales of $1.8 billion and an operating loss of $6 million in 1997. Return on sales increased to 5.0 percent compared with (0.3) percent for the same period a year ago, principally due to a 19 percent increase in average prices for containerboard and an average

  6 percent price increase for packaging products. During 1998, the Corporation took approximately 270,000 tons of downtime at its containerboard mills to avoid building inventories. It anticipates slightly stronger pricing for containerboard and packaging in 1999 but may continue to take downtime depending on overall demand for these products.



PULP AND PAPER.  The Corporation's pulp and paper segment reported net sales of

  $3.5 billion and operating profits of $133 million for the year ended December

31, 1998, compared with net sales of $3.7 billion and operating profits of $201 million in 1997. Return on sales decreased to 3.7 percent compared with 5.4 percent for the same period a year ago, principally due to a slight decrease in average prices for almost all the Corporation's pulp and paper products.

Excluding the one-time, $12 million charge in 1998 primarily for the closure of a hardwood market pulp operation, return on sales was 4.1 percent. Average pulp prices were approximately 9 percent below year ago levels. Tissue prices decreased approximately 3 percent due to lower fiber costs and new capacity.

  Average prices of communication papers for 1998 were approximately 2 percent below year ago levels.



  Compared with a year ago, the Corporation has reduced inventories for most pulp and paper products, incurring downtime when necessary. During the second half of 1998, the Corporation took significant market-related downtime

  due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In the 1998 third quarter, the

  Corporation indefinitely shut down the hardwood market pulp portion of its operations at Port Hudson, Louisiana, resulting in closure of approximately

  260,000 tons of annual production capacity. Additionally, the Corporation took approximately 300,000 tons of downtime in 1998 at its pulp mills to avoid building inventories. The Corporation has experienced increased activity in foreign markets for pulp in recent months. However, demand and pricing for most of its pulp and paper products are expected to remain weak for much of 1999.



  Prices for most of the Corporation's commodity paper products have been declining since the fourth quarter of 1995. Historically, prices for all the

 Corporation's paper products have been highly volatile, and it is expected that this trend will continue through 1999.

OTHER.  The operating loss for the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $22 million to a loss of $273 million in 1998 from a loss of

$251 million in 1997. This increase was primarily a result of higher litigation and environmental remediation costs.





  LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES. The Corporation generated cash from operations of $1,554 million during 1998. The Corporation's cash provided by operations in 1997 was

  $1,116 million. The increased cash flow was primarily a result of higher operating profits and lower accounts receivable in 1998.



  INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment,

  excluding acquisistions, during 1998 were $638 million compared with $717 million in 1997. Expenditures in 1998 included $186 million in the building products segment, $12 million in the distribution segment, $6 million in the timber segment, $84 million in the containerboard and packaging segment, $305 million in the pulp and paper segment and $45 million of other and general corporate. The Corporation expects to make capital expenditures for property,

plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.



  During 1998, the Corporation invested $90 million for pollution control and abatement. The Corporation's 1999 capital expenditure budget currently includes approximately $160 million for environment-related projects. Certain other capital projects that are being undertaken for the primary reason of improving financial returns or safety will also include expenditures for pollution control.



  On April 15, 1998, the U.S. Environmental Protection Agency (the "EPA")

  promulgated a set of regulations known as the "Cluster Rule" that establishes new requirements for air emissions and wastewater discharges from pulp and paper mills. The Corporation estimates that it will make capital expenditures up to approximately $550 million over the next eight years in order to comply with the

Cluster Rule's requirements. Of that total, about $365 million will be spent by the end of 2000. One of the main components of the Cluster Rule requires that pulp and paper mills use only elemental chlorine free ("ECF") technology, which requires the complete substitution of chlorine dioxide for elemental chlorine in the pulp bleaching process. Approximately $183 million of the amount required to be spent in the next two years will go toward ECF conversion at mills located in

  Ashdown, Arkansas; Crossett, Arkansas; Bellingham, Washington; and Palatka,

Florida. The bulk of the remaining expenditures within the next two years will

  be for additional air emission controls at the Corporation's 14 pulp and paper facilities.



  Cash paid for timber and timberlands was $206 million in 1998 compared with $182 million in 1997.

  On June 30, 1998, the Corporation completed its acquisition of CeCorr Inc.

  ("CeCorr"), a leading independent producer of corrugated sheets in the United

  States. The Corporation paid approximately $93 million in cash and issued approximately 1.6 million shares of Georgia-Pacific Group stock valued at

  $57.875 per share for all the outstanding shares of CeCorr. In addition, the

Corporation assumed approximately $58 million of CeCorr's debt. On July 2, 1998,

  a former owner of CeCorr exercised his right to resell to the Corporation approximately 1.1 million shares of Georgia-Pacific Group stock issued in the transaction.



  During 1998, the Corporation received $131 million from the sale of assets,

  principally timberlands, real estate development properties located in South

  Carolina and Florida, and various distribution facilities. During 1997, the

Corporation received proceeds of $388 million from the sale of assets, primarily from the sale of its Martell operations.



  FINANCING ACTIVITES. At December 31, 1998 and 1997, the Corporation's total debt was $5.55 billion and $5.49 billion, respectively. At December 31, 1998 and

  1997, $4.57 billion and $4.52 billion, respectively, of such total debt was

  Georgia-Pacific Group's debt, and $983 million and $971 million, respectively,

  was The Timber Company's debt. The debt of the groups bears interest at a rate equal to the weighted average rate of the Corporation's total debt, calculated

  on a quarterly basis. The weighted average interest rate on the Corporation's total debt at December 31, 1998 was 7.2 percent, including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other nondebt-

related financing activities. See Note 1 of the Notes to Consolidated Financial

  Statements for further discussion of financial activities.



  In conjunction with the sale of the Corporation's Martell operations in March

  1997, the Corporation received notes receivable from the purchaser. In April

  1997, the Corporation monetized these notes receivable through the issuance of notes payable in a private placement. Proceeds from the notes receivable will be used to fund payments required for the notes payable. Proceeds from the issuance of the notes payable and cash from operations were used to reduce debt in the

  1997 second quarter, including $300 million of 9.85 percent notes that were due on June 1, 1997. The balances of the notes receivable, which are classified as

  "Other assets," and notes payable, which are classified as "Other long-term liabilities," were both $270 million on the Corporation's December 31, 1998

and

  1997 balance sheets.



During 1998, the Corporation issued $300 million of 7.25% Debentures Due June 1,

  2028 and a $14 million floating rate note due September 30, 2003. In January

  1998, the Corporation redeemed $200 million of 9 3/4% Sinking Fund Debentures

Due January 15, 2018. In February 1998, the Corporation redeemed $200 million of

  9 1/2% Debentures Due February 15, 2018.

At December 31, 1998, the Corporation had outstanding borrowings of $637 million under certain industrial revenue bonds. Approximately $11 million from the

  issuance of these bonds was held by trustees at December 31, 1998 to refund a like amount of bonds maturing on January 4, 1999. The corresponding amount held by trustees is classified as "Other current assets" on the accompanying balance sheets.



  The Corporation has a $1.5 billion unsecured revolving credit facility that is used for direct borrowings and as support for commercial paper and other short-

term borrowings. The agreement will terminate in 2001. As of December 31, 1998,

  $570 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.



The Corporation's senior management establishes parameters of the Corporation's financial risk, which has been approved by the Board of Directors (the "Board").

Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.



  The Corporation does not utilize derivatives for speculative purposes.

  Derivatives are transaction-specific so that a specific debt instrument,

  contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.



  The tables below present principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of December 31, 1998 and 1997. For obligations with variable interest rates, the tables set forth payout amounts based on current rates and do not attempt to project future interest rates.





  Georgia-Pacific Corporation and Subsidiaries







  (In millions)                   1999      2000        2001       2002

  ------------------------------------------------------------




  Debt

  Commercial paper and other

  short-term notes               $   -   $     -     $     -    $     -

  Average interest rates             -         -           -          -

  Notes and debentures           $   -   $     -     $     -    $   300

  Average interest rates             -         -           -      10.0%

  Revenue bonds                  $  21   $    21     $     1    $    75

  Average interest rates          4.2%      4.4%        6.5%       5.1%

  Other loans                    $   2   $    13     $     -    $     -

  Average interest rates          7.7%      7.9%           -          -

  Accounts receivable sale

   program                       $   -   $     -     $     -    $     -

  Average interest rates             -         -           -          -

  Notional principal amount of

  interest rate exchange

  agreements                     $  56   $   100     $     -    $     -

  Average interest rate paid

  (fixed)                         8.8%      8.4%           -          -

  Average interest rate received

  (variable)                      5.0%      5.8%           -          -

  ------------------------------------------------------------








  Georgia-Pacific Corporation and Subsidiaries





                                                                   Fair value

                                                                  December 31,

  (In millions)                   2003            Thereafter      Total   1998

  ------------------------------------------------------------




  Debt

  Commercial paper and other

  short-term notes               $   -   $   929     $   929    $   929

  Average interest rates             -      5.8%        5.8%       5.8%

  Notes and debentures           $ 300   $ 2,900     $ 3,500    $ 3,783

  Average interest rates          5.5%      8.6%        8.4%       8.4%

  Revenue bonds                  $   1   $   518     $   637    $   587

  Average interest rates          6.5%      5.2%        5.2%       5.2%

  Other loans                    $  14   $     -     $    29    $    29

  Average interest rates          5.8%         -        6.9%       6.9%

  Accounts receivable sale

   program                       $   -   $   280     $   280    $   280

  Average interest rates             -      5.7%        5.7%       5.7%

  Notional principal amount of

  interest rate exchange

  agreements                     $ 300   $     -     $   456    $    14

  Average interest rate paid

  (fixed)                         5.9%         -        6.8%       6.8%

  Average interest rate received

  (variable)                      5.7%         -        5.7%       5.7%

  ------------------------------------------------------------










The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature.

Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003.



  Georgia-Pacific Corporation and Subsidiaries







  (In millions)                   1998      1999        2000       2001

  ------------------------------------------------------------




  Debt

  Commercial paper and other

  short-term notes               $   -    $    -     $     -    $     -

  Average interest rates             -         -           -          -

  Notes and debentures           $ 817    $    -     $     -    $     -

  Average interest rates          8.0%         -           -          -

  Revenue bonds                  $  36    $    9     $    16    $     1

  Average interest rates          4.3%      4.5%        4.4%       6.5%

  Other loans                    $   -    $    -     $    13    $     -

  Average interest rates             -         -        7.9%          -

  Accounts receivable sale program   $    -    $     -     $    -     $ -

  Average interest rates             -         -           -          -

  Notional principal amount of

  interest rate exchange

  agreements                     $ 320    $   56     $   100    $     -

  Average interest rate paid

  (fixed)                         9.4%      8.8%        8.4%          -

  Average interest rate received

  (variable)                      5.8%      5.7%        5.9%          -

  ------------------------------------------------------------








  Georgia-Pacific Corporation and Subsidiaries





                                                             Fair value

                                                           December 31,

  (In millions)                   2002   Thereafter    Total       1997

  ------------------------------------------------------------




  Debt

  Commercial paper and other

  short-term notes               $   -    $  621     $   621    $   621

  Average interest rates             -      6.4%        6.4%       6.4%

  Notes and debentures           $ 300    $2,600     $ 3,717    $ 4,055

  Average interest rates         10.0%      8.7%        8.7%       8.7%

  Revenue bonds                  $  75    $  522     $   659    $   637

  Average interest rates          5.0%      5.0%        4.9%       4.9%

  Other loans                    $   -    $    -     $    13    $    13

  Average interest rates             -         -        7.9%       7.9%

  Accounts receivable sale

   program                       $   -    $  280     $   280    $   280

  Average interest rates             -      6.1%        6.1%       6.1%

  Notional principal amount of

  interest rate exchange

  agreements                     $   -    $    -     $   476    $    10

  Average interest rate paid

  (fixed)                            -         -        9.0%       9.0%

  Average interest rate received

  (variable)                         -         -        5.8%       5.8%

  ------------------------------------------------------------








The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature.

Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2002.





  At December 31, 1998, the Corporation had interest rate exchange agreements that effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of approximately 6.8%. These agreements increased interest expense by $11 million, $16 million and $17 million for the three years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998,

these agreements have a weighted average maturity of approximately 3.5 years. As of December 31, 1998, the Corporation's total floating rate debt exceeded related interest rate exchange agreements by $1.3 billion.



  The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at December 31, 1998.



  As of December 31, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the

  Securities and Exchange Commission.



  The Board has adopted a policy that earnings and cash flows generated from the businesses of the Georgia-Pacific Group or The Timber Company will be used only for reinvestment in the business of the group generating such earnings and related cash flows, for repayment of its debt, or for payment of dividends on,

  or the repurchase of shares of, the class of common stock reflecting such group's performance. Funds of one group will not be loaned to or otherwise invested in the business of the other group.



  In January 1998, the Board authorized management to make purchases of Georgia-

Pacific Group stock on the open market or in private transactions so long as the

  Georgia-Pacific Group's total debt remains below $4.75 billion and the

  Corporation's total debt remains below $5.75 billion. At the same time, the

  Board also authorized management to make purchases of The Timber Company stock on the open market or in private transactions so long as The Timber Company's total debt remains below $1 billion and the Corporation's total debt remains below $5.75 billion. Depending on operating and financial considerations, debt levels of the Corporation, the Georgia-Pacific Group and The Timber Company

may

  from time to time be above or below these thresholds.



  During 1998, the Corporation purchased 7.7 million shares of Georgia-Pacific

Group stock (including 1.1 million shares related to the CeCorr acquisition) at an aggregate price of $427 million ($55.51 average per share) on the open market, of which 6.8 million shares were held as treasury stock at December
31,

  1998. The Corporation also purchased 5.7 million shares of The Timber Company stock at an aggregate price of $121 million ($21.25 average per share) on the open market, all of which were held as treasury stock at December 31, 1998.

Cash

  paid in 1998 related to Georgia-Pacific Group stock repurchases totaled $436 million, which included $9 million for shares purchased but not settled in 1997.



Subsequent to year-end 1998 through February 5, 1999, the Corporation purchased

  224,200 shares of Georgia-Pacific Group stock at an aggregate price of $15 million ($66.42 average per share) on the open market and 716,900 shares of

 The

  Timber Company stock at an aggregate price of $16 million ($22.71 average per share) on the open market. The Corporation expects to repurchase Georgia-Pacific

  Group and The Timber Company stock throughout 1999 as long as debt levels are below the established thresholds.



  In 1999, the Corporation expects its cash flow from operations, together with proceeds from any sales of assets and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments.



  OTHER. The Corporation employs approximately 45,000 people. The majority are members of unions. The Corporation considers its relationship with its employees to be good. Twenty union contracts are subject to negotiation and renewal in

  1999, including one at a large paper facility.



  In June 1997, the FASB issued Statement of Financial Accounting Standards

("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Corporation adopted SFAS No.

  130 in the 1998 first quarter.



  Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to

  determine reporting segments based on the manner in which management makes decisions about allocating resources to segments and measuring their performance. SFAS No. 131 also requires entitywide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. The Corporation adopted SFAS No. 131 in 1998; prior period information was restated to conform with the provisions of SFAS No. 131.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about

Pensions and Other Post-retirement Benefits," which requires additional pension-

  related disclosures. The objective of the statement is to provide sufficient information to understand the changes in benefit obligations or to analyze the quality of earnings of the Corporation. SFAS No. 132 requires disclosure of additional information about the changes in the benefit obligation and the fair value of plan assets during the period, including unrecognized gains and losses.

  The Corporation adopted SFAS No. 132 in 1998.



  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, but no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments, primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair

value is not expected to be material to the Corporation's consolidated financial position.



  The Corporation is working to resolve the effects of the Year 2000 problem on its information systems, the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January

  1, 2000. In 1996, the Corporation began a companywide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment,

the Corporation has developed a Year 2000 plan, under which all key systems are being tested, and noncompliant software or technology is being modified or replaced. The Corporation is also surveying the Year 2000 compliance status and compatibility of customers' and suppliers' systems that interface with the

  Corporation's systems or could otherwise impact the Corporation's operations.



  The Corporation completed the necessary revisions and unit testing to most systems and processes in 1998 with a few systems scheduled for revision in early

  1999. Full integration testing and verification of such systems and processes for Year 2000 compliance will continue and be completed during 1999. Early in

1998, the Corporation completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. The Corporation currently expects to have these affected manufacturing systems replaced or corrected by mid-year 1999 and to complete testing and verification of such systems for Year 2000 compliance throughout 1999. Since completion of the original inventories, some additional systems and devices have been discovered and added to the inventory list for testing and, if necessary, remediation. Due to system acquisitions and the number and complexity of existing systems, the Corporation expects some continuing additions of noncritical systems to the inventory list. The

  Corporation has contacted each of its critical suppliers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is currently reviewing their responses. The Corporation has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will be assessing the need for testing with customers as appropriate. While the Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Corporation's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Corporation's results of operations,

liquidity or consolidated financial position in the future. The most reasonably likely worst-case scenario of failure by the Corporation or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Corporation's facilities and a temporary inability on the part of the Corporation to process orders and billings in a timely manner and to deliver finished products to customers. The Corporation's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures. Contingency plans will be finalized by mid-

  year 1999.



  The Corporation currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million (including approximately $10 million of capital costs), of which $20 million is included for the impact of contingency planning activities and unexpected events.

  Approximately $13 million has been incurred to date. In addition, the

  Corporation expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $11 million has been incurred to date. The bulk of the incremental costs relates to replacement or modification of affected process control systems in the Corporation's manufacturing operations and is projected to be incurred in the second and third quarters of 1999. The majority of the internal costs relates to code remediation and testing and is projected to be incurred through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of

the Corporation.     For a discussion of commitments and contingencies refer to

  Note 11 of the Notes to Consolidated Financial Statements.

  1997 COMPARED WITH 1996

The Corporation reported consolidated net sales of $13.1 billion and net income of $69 million in 1997, compared with net sales of $13.0 billion and net income of $156 million in 1996. The 1997 results included a pretax gain of $128 million

($80 million after taxes) from the sale of the Corporation's Martell operations and a $60 million one-time, after-tax charge for an accounting change. An extraordinary, after-tax loss of $5 million was recorded in 1996 for the early retirement of debt.

SG&A expense was $1,180 million for 1997, compared with $1,399 million in 1996.

  The cost reduction was largely the result of a voluntary early retirement program initiated in 1996 and overhead reduction plans implemented through 1997.



  The Corporation reported pretax income of $235 million and a tax provision of

  $106 million for the year ended December 31, 1997, compared with pretax income of $296 million and an income tax provision of $135 million for the year ended

  December 31, 1996. The effective tax rate used to calculate the provision for income taxes for both years was higher than the statutory rates used to calculate federal and state income taxes primarily because of nondeductible goodwill amortization expense associated with past business acquisitions.



  BUILDING PRODUCTS.  The Corporation's building products segment reported net sales of $5.5 billion and operating profits of $490 million for 1997, compared with net sales of $5.8 billion and operating profits of $567 million in 1996.

  The 1997 results included unusual charges of $32 million primarily related to asset write-downs, including closure of certain building products facilities, as well as information systems write-offs. The 1996 results included an unusual pretax gain of $39 million from the sale of two gypsum wallboard facilities.

Return on sales decreased to 8.8 percent in 1997 from 9.9 percent in 1996. A 10 percent increase in lumber prices, combined with a 10 percent increase in gypsum prices, more than offset approximately 22 percent lower prices for oriented strand board and an increase in log costs.



DISTRIBUTION.  Operating losses for the Corporation's distribution segment were

  $171 million for 1997, compared with losses of $220 million in 1996. The 1997 results included restructuring charges of $80 million, compared with restructuring charges of $117 million in 1996. Sales volumes were down 4 percent in 1997 compared with 1996.



  TIMBER.  The timber segment reported net sales of $551 million and operating profits of $437 million in 1997, compared with net sales of $547 million and

  operating profits of $313 million in 1996. The 1997 results included a $114 million pretax gain from the sale of 127,000 acres of timberlands located near

Martell, California. The year-over-year increase in operating profit, excluding the gain on the Martell sale, was principally the result of higher Southern sawtimber selling prices in 1997.

  CONTAINERBOARD AND PACKAGING.  The Corporation's containerboard and packaging segment reported net sales of $1.8 billion and an operating loss of $6 million in 1997, compared with net sales of $2.0 billion and operating profits of $127 million in 1996. Return on sales decreased to (0.3) percent for 1997 compared with 6.4 percent in 1996, primarily as a result of substantially lower average prices for containerboard and packaging products.



PULP AND PAPER.  The Corporation's pulp and paper segment reported net sales of

  $3.7 billion and operating profits of $201 million for 1997, compared with net sales of $3.6 billion and operating profits of $250 million in 1996. The 1997 results included unusual one-time charges of $6 million for information systems write-offs.  Return on sales decreased to 5.4 percent in 1997 compared with 6.9 percent in 1996, primarily as a result of lower overall average prices for pulp and paper products in 1997.



  OTHER.  The operating loss for the "Other" nonreportable segment decreased by

  $31 million to a loss of $251 million in 1997 from a loss of $282 million in

1996, primarily as a result of lower profit elimination on intersegment sales in

  1997.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE

  SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's

  Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks,

  uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; the ability of the Corporation, and its customers and suppliers to address the Year 2000 problem in a timely and efficient manner; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets, particularly the Asian markets; variations in the level of housing starts; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; and other risks,

  uncertainties and assumptions discussed in the Corporation's filings with the

Securities and Exchange Commission, including the Corporation's Form 10-K dated

  December 31, 1998 and the Corporation's Form 8-K dated October 17, 1996.







  REPORT ON MANAGEMENT'S RESPONSIBILITIES

  Georgia-Pacific Corporation and Subsidiaries

  Management of Georgia-Pacific Corporation is responsible for the preparation,

integrity and fair presentation of the consolidated financial statements and the estimates and judgments upon which certain amounts in the financial statements are based. Management is also responsible for preparing the other financial information included in the annual report. In our opinion, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, and the other financial information in the annual report is consistent with the financial statements.



  Management is also responsible for establishing and maintaining a system of internal control over financial reporting, which encompasses policies,

procedures and controls directly related to, and designed to provide reasonable assurance as to, the reliability of the published financial statements. An independent assessment of the system is performed by the Corporation's internal audit staff in order to confirm that the system is adequate and operating effectively. The Corporation's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements. Management has considered any significant recommendations regarding the internal control system that have been brought to its attention by the internal audit staff or independent public accountants and has taken steps it deems appropriate to maintain a cost-effective internal control system. The

Audit Committee of the Board of Directors, consisting of independent directors,

  provides oversight to the financial reporting process. The Corporation's internal auditors and independent public accountants meet regularly with the

  Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Audit Committee.



  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system

  can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system can vary over time due to changes in conditions.



  Management believes that as of December 31, 1998, the internal control system over financial reporting is adequate and effective in all material respects.



  /s/  James E. Terrell

  ---------------------

  James E. Terrell

  Vice President and Controller





  /s/  John F. McGovern

  ---------------------

  John F. McGovern

  Executive Vice President - Finance

     and Chief Financial Officer





  /s/  A. D. Correll

  ------------------

  A. D. Correll

  Chairman, Chief Executive Officer and President





  February 5, 1999









  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  Georgia-Pacific Corporation and Subsidiaries



  To Georgia-Pacific Corporation:



We have audited the accompanying consolidated balance sheets of Georgia-Pacific

Corporation (a Georgia corporation) and subsidiaries as of December 31, 1998 and

  1997 and the related consolidated statements of income, shareholders' equity,

  comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.



  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

  We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Pacific

Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



As explained in Note 1 of the Notes to Financial Statements, effective December

31, 1997, the Corporation changed its method of accounting for business process reengineering costs incurred as part of a project to acquire, develop, or implement internal-use software.







  /s/  Arthur Andersen LLP

  ------------------------

  Arthur Andersen LLP

  Atlanta, Georgia



  February 5, 1999



                                         21





  CONSOLIDATED STATEMENTS OF INCOME

  Georgia-Pacific Corporation and Subsidiaries



                                         Year ended December 31

                                          ---------------------

  (Millions, except per

   share amounts)                       1998     1997     1996

  ---------------------------------------------------------------


  Net sales                           $ 13,336  $13,094  $13,024

  ---------------------------------------------------------------

  Costs and expenses

   Cost of sales, excluding

    depreciation and cost of

    timber harvested shown below        10,326   10,384    9,933

   Selling, general and

    administrative                       1,141    1,180    1,399

   Depreciation and cost of timber

    harvested                              935      958      937

   Interest                                443      465      459

   Other income                              -    (128)        -

  ---------------------------------------------------------------

  Total costs and expenses              12,845   12,859   12,728

  ---------------------------------------------------------------

  Income before income taxes,

   extraordinary items and

   accounting change                       491      235      296

  Provision for income taxes               202      106      135

  ---------------------------------------------------------------

  Income before

   extraordinary items and

   accounting change                       289      129      161

  Extraordinary items - loss

   from early retirement of

   debt, net of taxes                     (15)        -      (5)

  Cumulative effect of

   accounting change,

   net of taxes                              -     (60)        -

  ---------------------------------------------------------------

  Net income                          $    274  $    69  $   156

  ===============================================================

  Georgia-Pacific Corporation

  Basic per share:

   Income before

    extraordinary items

    and accounting change                                $  1.78

   Extraordinary items, net of taxes                      (0.06)

   Cumulative effect of

    accounting change, net of taxes                            -

  ---------------------------------------------------------------

   Net income                                            $  1.72

  ---------------------------------------------------------------

  Diluted per share:

   Income before

    extraordinary items                                  $  1.77

  Extraordinary items, net of taxes                       (0.06)

   Cumulative effect of

    accounting change, net of taxes                            -

  ---------------------------------------------------------------

   Net income                                            $  1.71

  ===============================================================

  Average number of shares

   outstanding:

   Basic                                                    90.6

   Diluted                                                  91.2

  ===============================================================

  Georgia-Pacific Group

  Income (loss) before

    extraordinary items and

    accounting change                 $    111  $  (86)

   Extraordinary items, net of taxes      (13)        -

   Cumulative effect of accounting

    change, net of taxes                     -     (60)

  ---------------------------------------------------------------

   Net income (loss)                  $     98  $ (146)

  ---------------------------------------------------------------

  Basic per share:

  Income (loss) before

    extraordinary items and

    accounting change                 $   1.23  $(0.94)

   Extraordinary items, net of taxes    (0.14)        -

   Cumulative effect of accounting

    change, net of taxes                     -   (0.66)

  ---------------------------------------------------------------

   Net income (loss)                  $   1.09  $(1.60)

  ---------------------------------------------------------------

  Diluted per share:

  Income (loss) before

    extraordinary items and

    accounting change                 $   1.22  $(0.94)

   Extraordinary items, net of taxes    (0.14)        -

   Cumulative effect of accounting

    change, net of taxes                     -   (0.66)

  ---------------------------------------------------------------

   Net income (loss)                  $   1.08  $(1.60)

  ---------------------------------------------------------------

  Average number of shares

   outstanding:

   Basic                                  89.9     91.4

   Diluted                                90.5     91.4

  ===============================================================

  The Timber Company

  Income before extraordinary items   $    178  $   215

  Extraordinary items, net of taxes        (2)        -

  ---------------------------------------------------------------

  Net income                          $    176  $   215

  ---------------------------------------------------------------

  Basic per share:

  Income before extraordinary items   $   1.97  $  2.35

  Extraordinary items, net of taxes     (0.02)        -

  ---------------------------------------------------------------

  Net income                          $   1.95  $  2.35

  ---------------------------------------------------------------

  Diluted per share:

  Income before extraordinary items   $   1.96  $  2.33

  Extraordinary items, net of taxes     (0.02)        -

  ---------------------------------------------------------------

  Net income                          $   1.94  $  2.33

  ---------------------------------------------------------------

  Average number of shares

   outstanding:

   Basic                                  90.3     91.4

   Diluted                                90.8     92.1

  ===============================================================








  The accompanying notes are an integral part of these consolidated financial statements.





  CONSOLIDATED STATEMENTS OF CASH FLOWS

  Georgia-Pacific Corporation and Subsidiaries



                                           Year ended December 31

                                           ----------------------

  (Millions)                              1998      1997    1996

  ---------------------------------------------------------------


  Cash flows from operating activities

   Net income                           $  274   $    69  $  156

   Adjustments to reconcile net income

    to cash provided by operations:

    Depreciation                           749       789     766

    Cost of timber harvested               186       169     171

    Deferred income taxes                   38       100       7

    Amortization of goodwill                62        59      59

    Stock compensation programs            (3)         -      20

    Cumulative effect of accounting

     change, net of taxes                    -        60       -

    Gain on sales of assets, net          (40)     (134)    (63)

    Amortization of debt issue costs,

     discounts and premiums                 13         5       6

    Decrease (increase) in receivables     146      (64)      35

    Decrease (increase) in inventories      92       101     (3)

    Decrease in accounts payable          (47)      (24)    (18)

    Change in other working capital       (82)        51      70

    Increase (decrease) in taxes

     payable                               136      (45)    (10)

    Change in other assets and other

     long-term liabilities                  30      (20)      29

  ---------------------------------------------------------------

  Cash provided by operations            1,554     1,116   1,225

  ---------------------------------------------------------------

  Cash flows from investing

   activities

    Property, plant and equipment

      investments                        (638)     (717)  (1,059)

    Timber and timberland purchases      (206)     (182)   (142)

    Acquisition                          (112)         -   (363)

   Proceeds from sales of assets           131       388     139

   Other                                    26      (26)    (54)

  ---------------------------------------------------------------

  Cash used for investing activities     (799)     (537)  (1,371)

  ---------------------------------------------------------------

  Cash flows from financing

   activities

   Repayments of long-term debt          (874)     (340)   (165)

   Additions to long-term debt             575        48     125

   Fees paid to issue debt                 (5)       (1)     (4)

   (Decrease) increase in bank

    overdrafts                            (33)      (28)      44

   Increase (decrease) in commercial

    paper and other short-term notes       308      (94)     324

   Common stock repurchased              (557)      (13)       -

   Proceeds from option plan exercises       9        31       4

   Cash dividends paid                   (181)     (184)   (183)

  ---------------------------------------------------------------

  Cash (used for) provided by

   financing activities                  (758)     (581)     145

  ---------------------------------------------------------------

   Decrease in cash                        (3)       (2)     (1)

   Balance at beginning of year              8        10      11

  ---------------------------------------------------------------

   Balance at end of year               $    5   $     8  $   10

  ===============================================================








  The accompanying notes are an integral part of these consolidated financial statements.











  CONSOLIDATED BALANCE SHEETS

  Georgia-Pacific Corporation and Subsidiaries





                                                   December 31

                                               ------------------



  (Millions, except shares

   and per share amounts)                        1998     1997

  ---------------------------------------------------------------


  Assets

  Current assets

   Cash                                       $      5   $     8

  ---------------------------------------------------------------

   Receivables, less allowances

     of $25 and $19, respectively                1,233     1,371

  ---------------------------------------------------------------

  Taxes receivable                                   -        61

  ---------------------------------------------------------------

   Inventories

    Raw materials                                  418       396

    Finished goods                                 760       878

    Supplies                                       311       295

    LIFO reserve                                 (209)     (212)

  ---------------------------------------------------------------

    Total inventories                            1,280     1,357

  ---------------------------------------------------------------

   Deferred income tax assets                       61        67

  ---------------------------------------------------------------

   Other current assets                             66        52

  ---------------------------------------------------------------

  Total current assets                           2,645     2,916

  ---------------------------------------------------------------

  Timber and timberlands                         1,206     1,193

  ---------------------------------------------------------------

  Property, plant and equipment

   Land and improvements                           428       425

   Buildings                                     1,336     1,310

   Machinery and equipment                      12,374    12,035

   Construction in progress                        315       364

  ---------------------------------------------------------------

   Property, plant and

    equipment, at cost                          14,453    14,134

   Accumulated depreciation                    (8,204)   (7,837)

  ---------------------------------------------------------------

  Total property, plant and equipment, net       6,249     6,297

  ---------------------------------------------------------------

  Goodwill, net                                  1,677     1,599

  ---------------------------------------------------------------

  Other assets                                     923       945

  ---------------------------------------------------------------

  Total assets                                $ 12,700   $12,950

  ===============================================================










                                                   December 31

                                                -----------------



                                                 1998     1997

  ---------------------------------------------------------------


  Liabilities and shareholders' equity

  Current liabilities

   Bank overdrafts, net                       $    195   $   223

   Commercial paper and

    other short-term notes                       1,209       901

   Current portion of

    long-term debt                                  22       653

   Accounts payable                                556       642

   Accrued compensation                            247       207

   Other current liabilities                       419       394

  ---------------------------------------------------------------

  Total current liabilities                      2,648     3,020

  ---------------------------------------------------------------

  Long-term debt, excluding

    current portion                              4,125     3,713

  ---------------------------------------------------------------

  Other long-term liabilities                    1,572     1,548

  ---------------------------------------------------------------

  Deferred income tax liabilities                1,231     1,199

  ---------------------------------------------------------------



  Commitments and contingencies



  Shareholders' equity

  Common stock,                                     75        74

  Georgia-Pacific Group, par value $.80;

        400,000,000 shares authorized;

        93,282,000 and 92,249,000 shares issued

        at December 31, 1998 and 1997, respectively

  The Timber Company, par value $.80;

        250,000,000 shares authorized;

        92,785,000 and 92,607,000 shares issued

        at December 31, 1998 and 1997, respectively

   Treasury stock, at cost                       (492)         -

        6,762,000 shares of Georgia-Pacific

          Group common stock and

        5,704,000 shares of The Timber Company

          common stock

   Additional paid-in capital                    1,406     1,349

   Retained earnings                             2,178     2,085

   Long-term incentive plan

    deferred compensation                            -       (5)

   Accumulated other comprehensive income         (43)      (33)

  ---------------------------------------------------------------

  Total shareholders' equity                     3,124     3,470

  ---------------------------------------------------------------

  Total liabilities and

   shareholders' equity                       $ 12,700   $12,950

  ===============================================================








  The accompanying notes are an integral part of these consolidated financial statements.







  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  Georgia-Pacific Corporation and Subsidiaries





                                         Year Ended December 31

                             ----------------------------------------------



  (In millions, except shares

    and per share amounts)            1998        1997        1996

  --------------------------------------------------------------------


  Common stock

    Beginning balance                $  74        $ 73        $  73

    Common stock issued:

       Employee stock purchase plans     -           1            -

       Common stock issued for acquisition           1            -          -

  --------------------------------------------------------------------

    Ending balance                      75          74           73

  --------------------------------------------------------------------

  Treasury stock

    Beginning balance                $   -        $  -        $   -

    Common stock repurchased         (492)           -            -

  --------------------------------------------------------------------

    Ending balance                   (492)           -            -

  --------------------------------------------------------------------

  Additional paid-in capital

    Beginning balance                1,349        1,277       1,267

    Common stock issued:

       Stock option plans

         and directors plan             20          35            6

       Employee stock purchase plans     -          56            1

       Long-term incentive plan        (1)           3            2

    Common stock repurchased          (56)        (22)            -

    Common stock issued for

       acquisition                      94           -            -

    Other                                -           -            1

  --------------------------------------------------------------------

    Ending balance                   1,406        1,349       1,277

  --------------------------------------------------------------------

  Retained Earnings

    Beginning balance                2,085        2,200       2,227

      Net income                       274          69          156

      Cash dividends declared (Georgia-

        Pacific Group, $1.00, per common

        share for each of the three years

        presented; The Timber Company, $1.00

        per common share for each of the

        three years presented)       (181)        (184)       (183)

  --------------------------------------------------------------------

    Ending balance                   2,178        2,085       2,200

  --------------------------------------------------------------------

  Long-term incentive plan deferred compensation

    Beginning balance                  (5)        (11)         (24)

    Common stock issued under long-

       term incentive plan               5           6           13

  --------------------------------------------------------------------

    Ending balance                       -         (5)         (11)

  --------------------------------------------------------------------

  Accumulated other comprehensive income

    Beginning balance                 (33)        (28)         (32)

   Activity                           (10)         (5)            4

  --------------------------------------------------------------------

    Ending balance                    (43)        (33)         (28)

  --------------------------------------------------------------------

  Total shareholders' equity         $3,124       $3,470      $3,511

  ====================================================================

  Georgia-Pacific Corporation common stock

    shares issued and outstanding (in thousands):

    Beginning balance                           91,396       91,308

    Common stock issued:

      Stock option plans and

        directors plan                             473           84

      Employee stock purchase plans                763           19

      Long-term incentive plan                    (25)         (10)

    Other                                            -          (5)

    Recapitalization (December 17, 1997)      (92,607)            -

  --------------------------------------------------------------------

  Ending balance                                     -       91,396

  ====================================================================

  Georgia-Pacific Group common stock shares

   issued and outstanding (in thousands):

    Beginning balance               92,249           -

    Recapitalization

        (December 17, 1997)              -      92,607

    Common stock issued:

      Stock option plans and

        directors plan                 139           -

      Employee stock purchase plans      9           -

      Long-term incentive plan         169           -

      Common stock issued

        for acquisition              1,640           -

    Common stock repurchased

        and retired                  (924)       (358)

  --------------------------------------------------------------------

  Balance, common stock issued      93,282      92,249

  Common stock repurchased and held

    in treasury                    (6,762)           -

  --------------------------------------------------------------------

  Balance, common stock

    outstanding                     86,520      92,249

  ====================================================================

  The Timber Company common stock shares

   issued and outstanding (in thousands):

  Beginning balance                 92,607           -

    Recapitalization

      (December 17, 1997)                -      92,607

  Common stock issued:

      Stock option plans and

       directors plan                  174           -

      Employee stock purchase plans      8           -

      Long-term incentive plan         (4)           -

  --------------------------------------------------------------------

  Balance, common stock issued      92,785      92,607

  Common stock repurchased and held

    in treasury                    (5,704)           -

  --------------------------------------------------------------------

  Balance, common stock

    outstanding                     87,081      92,607

  ====================================================================








  The accompanying notes are an integral part of these consolidated financial statements.





  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

  Georgia-Pacific Corporation and Subsidiaries





                                    Year Ended December 31                -----

  -----------------------------------------



  (In millions)                     1998        1997         1996

  --------------------------------------------------------------------


  Net income                       $   274      $   69       $  156

  Other comprehensive income (loss),

    before tax

       Foreign currency translation

         adjustments                  (14)        (11)         (10)

       Minimum pension liability

         adjustment                    (3)           3           16

  Income tax (expense) benefit related to

    items of other comprehensive

     income                              7           3          (2)

  --------------------------------------------------------------------

  Comprehensive income             $   264      $   64       $  160

  ====================================================================








  The accompanying notes are an integral part of these consolidated financial statements.





  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRINCIPLES OF CONSOLIDATION.

  The consolidated financial statements include the accounts of Georgia-Pacific

  Corporation and subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.



  BASIS OF PRESENTATION. The Corporation, a Georgia corporation, is broadly engaged in five business operations: the manufacture of building products

(including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain nonwood products including gypsum board and chemicals); the distribution of building products manufactured by the Corporation or purchased from others; the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging);

 the manufacture of pulp and paper (including communication papers, market pulp,

  bleached board and tissue); and the growing of timber and wood fiber on the approximately 5.8 million acres of timberlands that the Corporation owns or leases. In 1998, these timberlands supplied approximately 17 percent of the overall timber requirements of the Corporation's manufacturing facilities.



  On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses (the "Letter Stock

Recapitalization"). The Corporation's Articles of Incorporation were amended and restated to (i) create a new class of stock designated as Georgia-Pacific

Corporation - Timber Group common stock, $0.80 par value per share ("The Timber

  Company stock"), consisting of 250 million authorized shares; (ii) redesignate each authorized share of the Corporation's common stock, $0.80 par value per share (the "Existing Common Stock") as, and convert each share into, one share of Georgia-Pacific Corporation - Georgia-Pacific Group common stock, $0.80 par value per share (the "Georgia-Pacific Group stock"); (iii) increase the number of shares of Georgia-Pacific Group stock authorized for issuance from 150 million shares to 400 million shares; and (iv) authorize the distribution of one

share of The Timber Company stock for each outstanding share of Georgia-Pacific

  Group stock.



  The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company,"

  respectively, or collectively as the "groups."



The Georgia-Pacific Group is a manufacturer and distributor of building products as well as a producer of pulp and paper products. The Georgia-Pacific Group includes a procurement function that is responsible for purchasing timber and wood fiber for all of the Group's manufacturing facilities. The Timber Company is engaged primarily in the growing and selling of timber.

  The Corporation has separately presented financial statements of the groups at substantially the same level of detail as those of the Corporation to allow investors to properly evaluate the financial condition and results of operations of each business. It is the Corporation's expectation that investors will use the groups' combined financial information in conjunction with the Corporation's consolidated financial information to assist them in making informed financial decisions relative to the acquisition or disposition of shares of each class of stock.



  The financial statements of the groups compose all of the accounts included in the corresponding consolidated financial statements of the Corporation. The separate financial statements of the Georgia-Pacific Group and The Timber

 Company have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations and cash flows for each of the groups, with all significant intragroup transactions and balances eliminated; (ii) in the case of The Timber

  Company's financial statements, assets and liabilities of the Corporation and related transactions identified with The Timber Company, including allocated portions of the Corporation's debt and SG&A; and (iii) in the case of the

  Georgia-Pacific Group's financial statements, all other assets and liabilities and related transactions of the Corporation, including allocated portions of the

Corporation's debt and SG&A. Intergroup timber sales between the Georgia-Pacific

  Group and The Timber Company have not been eliminated on either group's financial statements.



  Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and shareholders' equity between the Georgia-Pacific Group and The

Timber Company for the purpose of preparing the respective financial statements of each group, holders of Georgia-Pacific Group stock and The Timber Company stock are shareholders of the Corporation and will continue to be subject to all the risks associated with an investment in the Corporation and all of its businesses, assets and liabilities. The allocation of assets and liabilities and change in the equity structure of the Corporation resulting from the Letter

Stock Recapitalization did not result in a transfer or spin-off of any assets or liabilities of the Corporation, or otherwise affect ownership of any assets or responsibility for the liabilities of the Corporation or any of its subsidiaries. As a result, the Letter Stock Recapitalization does not affect the rights of holders of the Corporation's or any of its subsidiaries' debt.



  Holders of Georgia-Pacific Group stock and The Timber Company stock have only the rights customarily held by common shareholders of the Corporation and do not have any rights related to their corresponding group except as set forth in provisions relating to dividend and liquidation rights and requirements for a mandatory dividend, redemption or conversion upon the disposition of assets of their corresponding group, or have any right to vote on matters as a separate voting group other than in limited circumstances as provided under Georgia law or by stock exchange rules. The relative voting power of Georgia-Pacific Group

  stock and The Timber Company stock will fluctuate from time to time, with each share of Georgia-Pacific Group stock having one vote and each share of The Timber Company stock having a number of votes based upon the ratio,

  over a specified period prior to any shareholder vote, of the time-weighted average market values of one share of The Timber Company stock and of one share of Georgia-Pacific Group stock. This formula is intended to give each class of common stock a number of votes proportionate to its aggregate market capitalization at the time of any vote. Accordingly, changes in the market value of Georgia-Pacific Group stock and The Timber Company stock will affect their relative voting rights. As of December 31, 1998, the holders of Georgia-Pacific

  Group stock had a substantial majority of the voting power of the Corporation.



  Financial effects arising from either group that affect the Corporation's results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. Any net losses of the

  Georgia-Pacific Group or The Timber Company and dividends or distributions on,

or repurchases of, Georgia-Pacific Group stock or The Timber Company stock will reduce the assets of the Corporation legally available for payment of dividends on both Georgia-Pacific Group stock and The Timber Company stock.



The Board may, in its sole discretion, determine to convert shares of the class of common stock related to one group into the class of common stock related to the other group at any time at a 15 percent premium, or at a 10 percent premium in the case of certain dispositions of all or substantially all of the properties or assets of the group whose stock is being converted. Any conversion at any premium would dilute the interests in the Corporation of the holders of the class of common stock being issued in the conversion. In addition, any such

  conversion of a class of common stock into another class of common stock would preclude holders of both classes of common stock from retaining their investment in a security that is intended to reflect separately the performance of the relevant group.



  The management and accounting policies applicable to the preparation of the financial statements of the Georgia-Pacific Group and The Timber Company may be

  modified or rescinded, or additional policies may be adopted, at the sole discretion of the Board at any time without approval of the shareholders.



  The groups' combined financial statements reflect the application of the management and allocation policies adopted by the Board to various corporate activities, as described below. The groups' combined financial statements should be read in conjunction with the Corporation's consolidated financial statements.



FINANCIAL ACTIVITIES. At June 30, 1997, $1.0 billion of the Corporation's total debt was allocated to The Timber Company for financial statement purposes, and the balance of the Corporation's total debt was allocated to the Georgia-Pacific

  Group.  The Corporation's debt was allocated between the groups based upon a number of factors including expected future cash flows, volatility of earnings,

  and the ability to pay debt service and dividends. In addition, the Corporation considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle.

  Management believes that such allocation is equitable and reasonable.

  At December 31, 1998, $983 million of the Corporation's debt was The Timber

Company's and $4.6 billion was the Georgia-Pacific Group's. The Corporation has not allocated specific debt securities or instruments to either group. The debt of each group bears interest at a rate equal to the weighted average interest rate of all of the Corporation's debt calculated on a quarterly basis. Expenses related to the debt are reflected in the weighted average interest rate.

  Management believes that this method of allocation of the cost of debt is equitable and provides a reasonable estimate of the cost attributable to the groups.



  Each group's debt will increase or decrease by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities.

Interest will be charged to each group in proportion to the respective amount of each group's debt. Changes in the cost of the Corporation's debt will be reflected in adjustments to the weighted average interest cost of such debt.

  Dividend costs with respect to any preferred stock issued by the Corporation will be charged in a similar manner.



ALLOCATION OF SHARED SERVICES. A portion of the Corporation's shared SG&A (such as executive management, human resources, legal, accounting and auditing, tax,

  treasury, strategic planning, information systems support and environmental services) has been allocated to each group based upon identification of such services specifically used by each group. Where determinations based on specific usage alone have been impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to each group. These methods consisted of allocating costs based on

  (i) number of employees of each group, (ii) percentage of office space of each group and (iii) estimated percentage of staff time allocable to each group. The total of these allocations was $282 million, $346 million and $359 million in

1998, 1997 and 1996, respectively. It is not practicable to provide a detailed

  estimate of the expenses that would be recognized if either group were a separate legal entity.



ALLOCATION OF EMPLOYEE BENEFITS. A portion of the Corporation's employee benefit costs, including pension and postretirement health care benefits, has been allocated to each group. The pension cost related to their participation in the

  Corporation's noncontributory defined benefit pension plan, and other employee benefit costs related to their participation in the Corporation's postretirement health care benefit plans, are actuarially determined based on the number of their employees and an allocable share of the plan assets and are calculated in accordance with SFAS No. 87, "Employers' Accounting for

Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits

  Other Than Pensions," respectively. Management believes such method of allocation is equitable and provides a reasonable estimate of the cost attributable to each group.



  Since plan assets are not segregated into separate accounts or restricted to providing benefits to employees of either group, assets of the Corporation's employee benefit plans may be used to provide benefits to employees of both the

Georgia-Pacific Group and The Timber Company. Plan assets have been allocated to the groups based on the percentage of their projected benefit obligation to the plans' total projected benefit obligations.



  ALLOCATION OF FEDERAL AND STATE INCOME TAXES. The federal income taxes of the

  Corporation and the subsidiaries that own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Corporation's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits, but can be used on a consolidated basis are credited to the group that generated such benefits. Had the groups filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the groups' statements of income for the years ended December 31,

  1998, 1997 and 1996. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to each group on the historical financial statements may differ from those that would have been allocated had the groups filed separate income tax returns.



  Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds determined on a consolidated or combined basis are allocated between the groups based on their respective contributions to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments that are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to the Corporation's separate state or local taxable income.



  DIVIDENDS. For purposes of the historical financial statements of the Georgia-

  Pacific Group and The Timber Company, for periods prior to 1998, all dividends declared and paid by the Corporation were evenly allocated between the groups.

  Management believes that such method of allocation is equitable and provides a reasonable estimate of the dividends that would have been declared and paid in respect of each class of common stock. The amount of earnings available for payment of dividends on the Georgia-Pacific Group stock and on The Timber

  Company stock (i.e., the available dividend amounts) on any date is the amount in excess of the minimum amount necessary for the particular group to be able to pay its debts as they become due in the usual course of business. Future dividends will not bear a direct relationship to earnings and retained earnings as expressed on each group's combined financial statements in accordance with generally accepted accounting principles. Accordingly, a mathematical calculation of the available dividend amount for either group cannot be made.



REVENUE RECOGNITION. The Corporation recognizes revenue when title to the goods sold passes to the buyer, which is generally at the time of shipment. Timber sales are recognized when legal ownership or the risk of loss passes to the purchaser and the quantity sold is determinable.



INCOME  PER SHARE. Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive,

  stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Income per share for 1997 for each group is reflected on a pro forma basis as if the Letter Stock Recapitalization had occurred on January 1, 1997. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.



  EARNINGS PER SHARE

  Georgia-Pacific Corporation and Subsidiaries





                                         Year ended December 31,

  (In millions, except shares and

    per share amounts)           1998      1998      1997      1997

  ---------------------------------------------------------------


                             Georgia-       The  Georgia-       The

                              Pacific    Timber   Pacific    Timber

                                Group   Company     Group   Company

  ---------------------------------------------------------------

  Basic and diluted income (loss) available

  to shareholders (numerator):

  Income (loss) before extraordinary

   item and accounting change   $ 111     $ 178     $(86)     $ 215

  Extraordinary item, net of

    taxes                         (13)      (2)         -         -

  Accounting change, net of

   taxes                            -         -      (60)         -

  ---------------------------------------------------------------

  Net income (loss)             $  98     $ 176     $(146)    $ 215

  ---------------------------------------------------------------

  Shares (denominator):

  Average shares
   outstanding            89,882,586  90,313,022  91,430,440   91,444,588

  Dilutive securities:

  Options                      624,715*  492,549**   -***     677,784****

  Employee stock purchase

    plans                      35,810      7,575     -***     4,047

  ---------------------------------------------------------------

  Total assuming

   conversion              90,543,111  90,813,146  91,430,440  92,126,419

  ---------------------------------------------------------------

  Per share amounts:

  Basic

  Income (loss) before extraordinary

   item and accounting change   $1.23     $1.97     $(0.94)   $2.35

  Extraordinary item,

   net of taxes                 (0.14)    (0.02)        -         -

  Accounting change,

   net of taxes                     -         -     (0.66)        -

  ---------------------------------------------------------------

  Net income (loss)             $1.09     $1.95     $(1.60)   $2.35

  ---------------------------------------------------------------

  Diluted

  Income (loss) before extraordinary

   item and accounting change   $1.22     $1.96     $(0.94)   $2.33

  Extraordinary item,

   net of taxes                 (0.14)    (0.02)        -         -

  Accounting change,

   net of taxes                     -         -     (0.66)        -

  ---------------------------------------------------------------

  Net income (loss)             $1.08     $1.94     $(1.60)   $2.33

  ====================================================================










                              Year ended December 31,

  (In millions, except shares and

    per share amounts)                     1996

  ---------------------------------------------------------------




                                Georgia-Pacific

                                    Corporation

  ---------------------------------------------------------------

  Basic and diluted income (loss) available

  to shareholders (numerator):

  Income (loss) before extraordinary

   item and accounting change        $      161

  Extraordinary item, net of taxes          (5)

  Accounting change, net of taxes             -

  ---------------------------------------------------------------

  Net income (loss)                  $      156

  ---------------------------------------------------------------

  Shares (denominator):

  Average shares outstanding         90,554,677

  Dilutive securities:

  Options                               598,142

  Employee Stock Purchase Plans          -*****

  ---------------------------------------------------------------

  Total assuming conversion          91,152,819

  ---------------------------------------------------------------

  Per share amounts:

  Basic

  Income (loss) before extraordinary

   item and accounting change        $     1.78

  Extraordinary item, net of taxes       (0.06)

  Accounting change, net of taxes             -

  ---------------------------------------------------------------

  Net income (loss)                  $     1.72

  ---------------------------------------------------------------

  Diluted

  Income (loss) before extraordinary

   item and accounting change        $     1.77

  Extraordinary item, net of taxes       (0.06)

  Accounting change, net of taxes             -

  ---------------------------------------------------------------

  Net income (loss)                  $     1.71

  ====================================================================








*    Options to purchase 11,928 shares of Georgia-Pacific Group stock at $60.50 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

 **   Options to purchase 1,951,130 shares of The Timber Company stock at prices ranging from $23.21 per share to $25.13 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

  ***  Options to purchase 5,355,477 shares of Georgia-Pacific Group stock at prices ranging from $41.99 per share to $57.29 per share were outstanding during

1997, as well as shares subscribed under the 1997 Employee Stock Purchase Plan.

  However, due to operating losses, these shares are antidilutive and are not included in the calculation of diluted earnings per share.

 **** Options to purchase 1,010,600 shares of The Timber Company stock at $25.13 per share were issued on December 17, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price



                                         38





  was greater than the average market price of the common shares.

  *****     1,180,162 shares under the 1995 Employee Stock Purchase Plan were subscribed during 1996 but were not included in the computation of diluted earnings per share because the subscription price was greater than the average market price of the common shares.





  INVENTORY VALUATION.  Inventories are valued at the lower of year-to-date average cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") dollar value pool method was used to determine the cost of approximately 59 percent of inventories at both December 31, 1998 and 1997.



  TIMBER AND TIMBERLANDS.  The Corporation capitalizes timber and timberland purchases and reforestation costs. The cost of timber harvested is based on the volume of timber harvested, the capitalized cost and the total timber volume estimated to be available over the growth cycle. Timber carrying costs are expensed as incurred.



Gains or losses on sales of timberlands are reflected as a reduction of "Cost of sales" on the accompanying statements of income, with the exception of major divestitures which are reflected in "Other income."



  PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Lease obligations for which the Corporation assumes or retains substantially all the property rights and risks of ownership are capitalized.

  Replacements of major units of property are capitalized, and the replaced properties are retired. Replacements of minor components of property, and repair and maintenance costs, are charged to expense as incurred.



  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.



The Corporation capitalizes incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. Capitalized costs were

  $31 million at December 31, 1998 and $48 million at December 31, 1997. Amounts are included as property, plant and equipment on the Corporation's balance sheets.



  In 1997, the Corporation adopted EITF 97-13, which resulted in a one-time,

  after-tax charge of $60 million.



  The Corporation capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets. Interest capitalized, expensed and paid was as follows:







                                        Year ended December 31,

                                        -----------------------

  (In millions)                            1998   1997    1996

  -------------------------------------------------------------


  Total interest costs                    $ 452   $476   $ 490

  Interest capitalized                      (9)   (11)    (31)

  -------------------------------------------------------------

  Interest expense                        $ 443   $465   $ 459

  =============================================================

  Interest paid                           $ 468   $475   $ 488

  =============================================================












  LANDFILLS AND LAGOONS. The Corporation accrues for landfill closure costs over the periods that benefit from the use of the landfill and accrues for lagoon clean-out costs over the useful period between clean-outs.



GOODWILL.  The Corporation amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 40 years. The Corporation reviews the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill of those assets.



  Amortization expense was $62 million in 1998 and $59 million in 1997 and 1996.

Accumulated amortization at December 31, 1998 and 1997 was $546 million and $484 million, respectively.



ENVIRONMENTAL MATTERS.  The Corporation recognizes a liability for environmental remediation costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as "Other liabilities" on the accompanying balance sheets.



  Environmental costs are generally capitalized when the costs improve the condition of the property or the costs prevent or mitigate future contamination.

  All other costs are expensed.





                                         40







  INVESTMENT IN REAL ESTATE HELD FOR DEVELOPMENT AND SALE.  Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities, less amounts charged to cost of sales. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs are allocated over the projects. The Corporation recognized sales of retail homesites developed when all conditions, as set forth in SFAS No. 66, "Accounting for

  Sales of Real Estate," had occurred.



The Corporation divested its real estate development properties located in South

Carolina and Florida in the first quarter of 1998. As a result, the Corporation is no longer engaged in real estate development activities.



  USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  ACCOUNTING STANDARDS CHANGE.  In June 1998, the FASB issued SFAS No. 133

  "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The

  Corporation will be required to adopt the new statement in 2000. Management is evaluating the effect of this statement on the Corporation's derivative instruments, primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.



  RECLASSIFICATIONS.  Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.



  NOTE 2.  OPERATING SEGMENT INFORMATION

  Georgia-Pacific Corporation has five reportable operating segments: building products, distribution, timber, containerboard and packaging, and pulp and paper. Manufactured products in the building products segment consist primarily of wood panels (plywood, oriented strand board, hardboard and particleboard),

  lumber, gypsum products and chemicals. The distribution segment sells a wide range of building products manufactured by the Corporation or purchased from others. These segments of the business are primarily affected by the level of housing starts; the level of repairs, remodeling and additions; industrial markets; commercial building activity; the availability and cost of financing;

  and changes in industry capacity.





                                         41

  The timber segment consists of The Timber Company and is engaged primarily in the growing and selling of timber. In addition, the timber segment is engaged in certain businesses related to ownership and management of its timber operations,

  including managing hunting leases and mineral rights and seedling production.

  The operations of the timber segment are affected by a number of factors,

  including prices for timber generally, selling prices for manufactured wood products, supplies of timber from other wood sources in the United States and competition for these raw materials, as well as seasonal factors such as weather.



The containerboard and packaging segment produces linerboard, medium, kraft and corrugated packaging. The Corporation's pulp and paper segment produces communication papers, market pulp, bleached board and tissue. Markets for these segments are affected primarily by changes in industry capacity, the level of economic growth in U.S. and export markets, and fluctuations in currency exchange rates.



  The accounting policies of the segments are primarily the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before interest and income taxes.



The Corporation accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.



  The Corporation's reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different customers and requires different production processes.



  The "Other" nonreportable segment includes some miscellaneous businesses,

certain goodwill amortization, unallocated corporate operating expenses and the elimination of intersegment sales and related profits.



  The Corporation has a large and diverse customer base, which includes some customers located in foreign countries. No single unaffiliated customer accounted for more than 10 percent of total sales in any year during the three years ended December 31, 1998. Sales to foreign markets in 1998, 1997 and 1996 were 7 percent, 8 percent and 8 percent, respectively. These sales were primarily to customers in Europe, Asia and Latin America. Information for the

  Corporation's operations in foreign markets is as follows:



  REVENUES*





                                        Year ended December 31,

                                        -----------------------

  (In millions)                         1998      1997      1996

  -------------------------------------------------------------


  United States                      $12,405   $12,026   $11,986

  Foreign countries                      931     1,068     1,038

  =============================================================








  *Revenues are attributed to countries based on location of customer.





Because a substantial portion of the Corporation's foreign revenues are derived from the sale of U.S.-produced products abroad, assets located outside the

  United States are not material.

Georgia-Pacific Corporation employs approximately 45,000 people at more than 400 facilities primarily located throughout the United States and Canada. The

  Corporation also owns or controls more than 5.8 million acres of timber and timberlands in the United States and Canada.











                        Building                     Containerboard

  (In millions)         Products Distribution Timber and packaging

  ---------------------------------------------------------------


  1998

  Net sales to unaffiliated

    customers             $3,337    $4,325    $  125    $  2,044

  Intersegment sales       2,455         8       409          60

  ---------------------------------------------------------------

     Total net sales      $5,792    $4,333    $  534    $  2,104

  Operating profit (loss)    603         1       364         106

  Depreciation, cost of timber

     harvested and goodwill

     amortization            321        45        44         148

  Property, plant and equipment

     investments             186        12         6          84

  Timber and timberland

     purchases               142         -        64           -

  Acquisitions                19         -         -          93

  Assets                   2,505       990     1,174       1,871

  ===============================================================

  1997

  Net sales to unaffiliated

    customers             $3,139    $4,398    $  126    $  1,765

  Intersegment sales       2,406         8       425          52

  ---------------------------------------------------------------

     Total net sales      $5,545    $4,406    $  551    $  1,817

  Operating profit (loss)    490     (171)       437         (6)

  Depreciation, cost of timber

     harvested and goodwill

     amortization            312        48        48         134

  Property, plant and equipment

     investments             169        44         2         132

  Timber and timberland

     purchases               131         -        51           -

  Acquisitions                 -         -         -           -

  Assets                   2,452     1,179     1,171       1,735

  ===============================================================

  1996

  Net sales to unaffiliated

    customers             $2,841    $4,553    $  123    $  1,921

  Intersegment sales       2,911        10       424          55

  ---------------------------------------------------------------

     Total net sales      $5,752    $4,563    $  547    $  1,976

  Operating profit (loss)    567     (220)       313         127

  Depreciation, cost of timber

     harvested and goodwill

     amortization            301        45        57         130

  Property, plant and equipment

     investments             250       224         4         186

  Timber and timberland

     purchases                94         -        48           -

  Acquisitions               363         -         -           -

  Assets                   2,467     1,238     1,326       1,638

  ===============================================================














                          Pulp and     All

  (In millions)            paper     other    Consolidated

  ---------------------------------------------------------------


  1998

  Net sales to unaffiliated

   customers              $3,515    $ (10) *  $13,336

  Intersegment sales          33    (2,965)**      -

  ---------------------------------------------------------------

     Total net sales      $3,548    $(2,975)  $13,336

  Operating profit (loss)    133       (273)***   934

  Depreciation, cost of timber

     harvested and goodwill

     amortization            354        85       997

  Property, plant and equipment

     investments             305        45       638

  Timber and timberland

     purchases                 -         -       206

  Acquisitions                 -         -       112

  Assets                   3,808     2,352    12,700

  ===============================================================

  1997

  Net sales to unaffiliated

    customers             $3,675    $ (9)* $  13,094

  Intersegment sales          26    (2,917)**      -

  ---------------------------------------------------------------

     Total net sales      $3,701    $(2,926)  $13,094

  Operating profit (loss)    201       (251)***   700

  Depreciation, cost of timber

     harvested and goodwill

     amortization            386        89     1,017

  Property, plant and equipment

     investments             306        64       717

  Timber and timberland

     purchases                 -         -       182

  Acquisitions                 -         -         -

  Assets                   3,951     2,462    12,950

  ===============================================================

  1996

  Net sales to unaffiliated

    customers             $3,593    $ (7)* $  13,024

  Intersegment sales          27    (3,427)**      -

  ---------------------------------------------------------------

     Total net sales      $3,620    $(3,434)       $    13,024

  Operating profit (loss)    250     (282) ***          755

  Depreciation, cost of timber

     harvested and goodwill

     amortization            385        78       996

  Property, plant and equipment

     investments             248       147     1,059

  Timber and timberland

     purchases                 -         -       142

  Acquisitions                 -         -       363

  Assets                   3,930     2,219    12,818

  ===============================================================






  *    Represents the elimination of hunting lease income reflected in net sales for the timber segment and reflected as a reduction to cost of sales on a consolidated basis. In addition, these amounts include net sales from miscellaneous businesses.

  **   Elimination of intersegment sales.

  ***  Includes some miscellaneous businesses, certain goodwill amortization,

       unallocated corporate operating expenses and the elimination of profit on intersegment sales.





  RECONCILIATION OF SEGMENT OPERATING PROFITS TO CONSOLIDATED NET INCOME

  Georgia-Pacific Corporation and Subsidiaries





                                         Year Ended December 31

                             ----------------------------------------------

  (In millions)                       1998         1997       1996

  --------------------------------------------------------------------


  Total operating profits            $ 934        $700        $ 755

  Interest expense                     443         465          459

  Provision for income taxes           202         106          135

  --------------------------------------------------------------------

  Income before extraordinary items

     and accounting  change            289         129          161

  Extraordinary items, net of taxes   (15)           -          (5)

  Accounting change, net of taxes        -        (60)            -

  --------------------------------------------------------------------

  Net income                         $ 274        $ 69        $ 156

  ====================================================================










  NOTE 3.  ACQUISITIONS, DIVESTITURES AND UNUSUAL ITEMS



ACQUISISTIONS AND DIVESTITURES. The following acquisition and divestitures were completed during 1998, 1997 and 1996.



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

  Group stock valued at $57.875 per share for all the outstanding shares of

  CeCorr. In addition the Corporation assumed approximately $92 million of

CeCorr's debt, of which $34 million was owed to Georgia-Pacific Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Corporation approximately 1.1 million shares of

  Georgia-Pacific Group stock issued in the transaction.



  The acquisition included 11 CeCorr sheet feeder plants, which manufacture corrugated sheets that are sold to others for final conversion into corrugated containers. The acquisition also included a corrugating medium paper mill, and several specialty operations and support service groups. CeCorr ships approximately 6 billion square feet of corrugated sheets per year. CeCorr's results of operations were consolidated with those of the Corporation beginning

  July 1, 1998.



The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of December 31, 1998, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans. The finalization of such appraisals and other studies of fair value and the finalization of management's plans are expected during the first half of 1999. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows (in millions of dollars):







  ---------------------------------------------------------------


  Current assets                        $ 46

  Property, plant and equipment          153

  Goodwill                               139

  Liabilities                           (150)

  Common stock issued                   (95)

  ---------------------------------------------------------------

  Net cash paid                         $ 93

  =====================================================








  In March 1998, the Corporation sold its real estate development properties located in South Carolina and Florida for $18 million in cash resulting in a pretax gain of approximately $1 million.



  In December 1998, the Corporation completed the sale of approximately 61,000 acres of timberlands located in West Virginia. This sale resulted in a pretax gain of $24 million ($14 million after taxes).



In March 1997, the Corporation sold its Martell, California, operations for $308 million. Assets included in this transaction were 127,000 acres of timberlands allocated to The Timber Company, and a sawmill and a particleboard plant allocated to the Georgia-Pacific Group. In conjunction with the sale of its

Martell operations, the Corporation received notes receivable from the purchaser in the amount of $270 million related to the timberlands. The Corporation, in

April 1997, monetized the notes receivable through the issuance of notes payable in a private placement. The notes receivable are included in "Other assets" and the notes payable are classified as "Other long-term liabilities" on the

  Corporation's balance sheets. The Corporation recognized a pretax gain of approximately $128 million on the sale ($80 million after taxes). The amount is reflected in "Other income" on the accompanying statements of income.



  In September 1996, the Corporation completed the sale of two gypsum wallboard facilities at Buchanan, New York, and Wilmington, Delaware. The sale resulted in after-tax cash proceeds of approximately $39 million and the Corporation recognized a pretax gain of $39 million ($24 million after taxes). The amount is reflected in "Other income" on the accompanying statements of income.

  VOLUNTARY EARLY RETIREMENT PROGRAM. The Corporation implemented a voluntary early retirement program in 1996. Costs associated with enhanced pension benefits related to the voluntary early retirement program were $39 million in

1996. This amount is reflected in "Other income" on the accompanying statements of income.



  DISTRIBUTION SEGMENT RESTRUCTURING. In December 1997, the Corporation began a restructuring plan that included disposing of its millwork fabrication facilities nationwide as well as several distribution centers located in the

 Western United States. A reserve of $70 million was recorded in the 1997 fourth quarter for anticipated liabilities and write-down of assets associated with the plan. The execution of the plan included separation of approximately 1,770 employees in 1998. The employees included hourly and salaried personnel employed in the identified millwork fabrication facilities and distribution centers, and associated sales and administrative personnel. The Corporation also accrued related pension, outplacement and retention expenses for these employees. The total amount of the 1997 charge related to employee severance was $15 million and is reflected in "Cost of sales" and "Selling, general and administrative"

expenses on the accompanying statements of income. No termination benefits were paid in 1997 related to this plan. The remaining amount of the reserve was for the write-down to net realizable value of related inventory, equipment, accounts receivable and software systems for assets to be sold or otherwise disposed of and for impairment of continuing facilities.



  The following table provides a rollforward of the $70 million reserve for business restructurings from December 31, 1997 to December 31, 1998:





  Type of Cost              December 31,                  December 31,

  (In millions)             1997 balance  Additions  Usage  1998 balance

  ---------------------------------------------------------


  Employee separation             $   15    $    -   $(15)      $    -

  Facility closing costs

    and asset impairments             55         -    (53)           2

  ---------------------------------------------------------

  Total                           $   70    $    -   $(68)      $    2

  ===============================================================










  Prior to 1996, the Corporation implemented a program to change and improve certain processes in the Corporation's distribution segment. The Corporation expensed $10 million of termination benefit costs in 1997 related to this program. As a result of this program, approximately 720 employees were terminated in 1997.

  NOTE 4.  RECEIVABLES



  The Corporation has a large, diversified customer base, which includes some customers located in foreign countries. The Corporation closely monitors extensions of credit and has not experienced significant losses related to its receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility.

  Supplemental information on the accounts receivable balances at December 31,

  1998 and 1997 is as follows:







                                December 31

                               ------------

   (In millions)              1998    1997

  -----------------------------------------


  Receivables

     Trade                    $1,170 $1,278

     Other                      88     112

  -----------------------------------------

                               1,258  1,390

     Less allowances              25     19

  -----------------------------------------

     Receivables, net         $1,233 $1,371

  =========================================










The Corporation's accounts receivable sale program is accounted for as a secured borrowing. The $280 million of receivables outstanding under the program at both

  December 31, 1998 and 1997 and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheets. A portion of the cost of the accounts receivable sale program is based

on the purchasers' level of investment and borrowing costs. The Corporation pays fees based on its senior debt ratings. The total cost of the program, which was

$17 million in 1998, $19 million in 1997 and $20 million in 1996, is included in interest expense on the accompanying statements of income.



  Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program has been extended to May 1999.

  NOTE 5.  INDEBTEDNESS

  The Corporation's indebtedness includes the following:







                                             December 31

                                           ---------------

  (In millions)                            1998      1997

  -------------------------------------------------------


  Debentures, 8.7% average rate,

     payable through 2028               $ 3,100   $ 3,200

  Notes, 5.9% average rate,

     payable through 2006                   400       517

  Revenue bonds, 5.2% average rate,

     payable through 2027                   637       659

  Other loans, 6.9% average rate,

     payable through 2008                    29        13

  Less: unamortized discount               (19)      (23)

  -------------------------------------------------------

                                          4,147     4,366

  Less: long-term portion of debt         4,125     3,713

  -------------------------------------------------------

  Current portion of long-term debt          22       653

  Commercial paper and other

     short-term notes,

     5.8% average rate                      929       621

  Accounts receivable sale program,

     5.7% average rate                      280       280

  Bank overdrafts, net                      195       223

  -------------------------------------------------------

  Total short-term debt                   1,426     1,777

  -------------------------------------------------------

  Total debt                            $ 5,551   $ 5,490

  =======================================================

  Georgia-Pacific Group's portion of

    Corporation debt:

      Short-term debt                   $ 1,173   $ 1,462

      Long-term debt, excluding

        current portion                   3,395     3,057

  -------------------------------------------------------

  Georgia-Pacific Group's total debt    $ 4,568   $ 4,519

  =======================================================

  The Timber Company's portion of

    Corporation debt:

      Short-term debt                   $   253   $   315

      Long-term debt, excluding

        current portion                     730       656

  -------------------------------------------------------

  The Timber Company's total debt       $   983   $   971

  =======================================================

  Weighted average interest rate on

      Corporation debt at year end         7.2%      7.8%

  =======================================================








  For additional information regarding financial instruments, see Note 6.





  The scheduled maturities of the Corporation's long-term debt for the next five years are as follows: $22 million in 1999, $34 million in 2000, $1 million in

  2001, $375 million in 2002 and $315 million in 2003.



  NOTES, DEBENTURES AND OTHER LOANS.  During 1998, the Corporation issued $300 million of 7.25% Debentures Due June 1, 2028 and a $14 million floating rate note due September 30, 2003. In January 1998, the Corporation redeemed $200 million of 9 3/4% Sinking Fund Debentures Due January 15, 2018. In February

  1998, the Corporation redeemed $200 million of 9 1/2% Debentures Due February

  15, 2018. The Corporation recorded an after-tax extraordinary loss of approximately $14 million related to these redemptions, of which $12 million was allocated to the Georgia-Pacific Group and $2 million was allocated to The

  Timber Company based on the ratio of each group's debt to the Corporation's total debt.



In 1996, the Corporation redeemed $150 million of its 9.25% Debentures Due March

  15, 2016. The Corporation recorded an after-tax extraordinary loss of approximately $5 million (6 cents per share) related to this redemption, all of which was allocated to the Georgia-Pacific Group.



  REVOLVING CREDIT FACILITY. In 1996, the Corporation entered into an agreement with Bank of America National Trust and Savings Association and 19 other domestic and international banks that provides an unsecured revolving credit facility of $1.5 billion. The revolving credit facility is being used for direct borrowings and as support for commercial paper and other short-term borrowings.

  The agreement will terminate in 2001. As of December 31, 1998, $570 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.



  Borrowings under the agreement bear interest, at the election of the

Corporation, at either (i) the higher of the Federal Funds Rate plus 1/2% or the stipulated bank lending rate or (ii) LIBOR plus .2625% or (iii) fixed or floating rates set by competitive bids. Fees associated with this revolving credit facility include a commitment fee of .0625% per annum on the unused portion of the commitments and a facility fee of .0625% per annum on the aggregate commitments of the lenders. Fees and margins may be adjusted upward or downward according to a pricing grid based on the Corporation's long-term debt ratings. At December 31, 1998, $929 million was borrowed under the credit agreement at a weighted average interest rate of 5.8%. Amounts outstanding under the revolving credit facility are included in "Commercial paper and other short-

  term notes" on the accompanying balance sheets.





                                         51







  The revolving credit agreement contains certain restrictive covenants. The covenants include a maximum leverage ratio (funded indebtedness to operating

  cash flow) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of December 31, 1998, the leverage ratio was 2.8 to 1.0.



COMMERCIAL PAPER AND OTHER SHORT-TERM NOTES. These borrowings are classified as current liabilities, although all or a portion of them might be refinanced on a long-term basis in 1999.



REVENUE BONDS. At December 31, 1998, the Corporation had outstanding borrowings of approximately $637 million under certain industrial revenue bonds. During

  1998, approximately $254 million of floating rate bonds were replaced. $241 million of these bonds were refunded by fixed rate instruments and $13 million were retired early. Approximately $11 million from the issuance of these bonds was held by trustees at December 31, 1998 to refund a like amount of bonds maturing on January 4, 1999. The corresponding amount held by trustees is classified as "Other current assets" on the accompanying balance sheets. During

1998, the Corporation recorded an after-tax extraordinary loss of approximately

$1 million as a result of various refundings and early retirements of industrial revenue bond instruments, all of which was allocated to the Georgia-Pacific

  Group. In January 1999, the Corporation issued approximately $24 million of fixed rate industrial revenue bonds. These bonds were issued to refund a like amount of floating rate bonds in March 1999.



  OTHER. At December 31, 1998, the amount of long-term debt secured by property,

  plant and equipment and by timber and timberlands was not material.



  Prior to 1996, the Corporation sold certain assets for $354 million and has agreed to lease the assets back from the purchaser over a period of 30 years.

Under the agreement with the purchaser, the Corporation will maintain a deposit

(initially in the amount of $322 million) that together with interest earned is expected to be sufficient to fund the Corporation's lease obligation, including the repurchase of assets at the end of the term. This transaction is being accounted for as a financing arrangement. At the inception of the agreement, the

  Corporation recorded on its balance sheets an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $302 million.



  At December 31, 1998, the related deposit and lease obligation balances were both $358 million. Of these amounts, approximately $18 million was recorded as a current asset and $19 million was recorded as a current liability. The long-term portions are recorded in "Other assets" and "Other long-term liabilities" on the accompanying balance sheets.



  As of December 31, 1998, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the

  Securities and Exchange Commission.







                                         52





  NOTE 6.  FINANCIAL INSTRUMENTS

  The carrying amount and estimated fair value of the Corporation's financial instruments are as follows:







                               December 31, 1998  December 31, 1997

                               -------------------------------------

                                 Carrying Fair       Carrying Fair

  (In millions)                  Amount   Value      Amount   Value

  ----------------------------------------------------------------


  Liabilities:

  Commercial paper and

   other short-term notes

   (Note 5)                    $  929   $ 929      $  621   $  621

  Accounts receivable sale

   program (Note 4)               280     280         280      280

  Notes and debentures

   (Note 5)                     3,500   3,783       3,717    4,055

  Revenue bonds (Note 5)          637     587         659      637

  Other loans (Note 5)             29      29          13       13

  Interest rate exchange

   agreements                       *      14           *       10

  ----------------------------------------------------------------








  * The Corporation's balance sheets at December 31, 1998 and 1997 included accrued interest of $1 million and $5 million, respectively, related to these agreements.





 COMMERCIAL PAPER AND OTHER SHORT-TERM NOTES.   The carrying amounts approximate

  fair value because of the short maturity of these instruments.



  NOTES AND DEBENTURES. The fair value of notes and debentures was estimated primarily by obtaining quotes from brokers for these and similar issues. For notes and debentures for which there are no quoted market prices, the fair value was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

  REVENUE BONDS AND OTHER LOANS. The fair value of revenue bonds and other loans was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.







                                         53





INTEREST RATE AND FOREIGN CURRENCY EXCHANGE AGREEMENTS. The Corporation has used interest rate swap and foreign currency exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate and foreign currency fluctuations.The Corporation uses interest rate swap arrangements to manage its exposure to interest rate changes. Such arrangements are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Under these agreements, the Corporation makes payments to counterparties at fixed interest rates and in turn receives payments at variable rates. The Corporation entered into interest rate exchange agreements in prior years to protect against the increased cost associated with a rise in interest rates. At December 31, 1998,

  the Corporation had outstanding interest rate exchange agreements that effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of approximately 6.8%. These agreements increased interest expense by $11 million, $16 million and $17 million for the years ending December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998,

these agreements have a weighted average maturity of approximately 3.5 years. As of December 31, 1998, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1,327 million.

  The estimated fair value of the Corporation's liability under interest rate exchange agreements at December 31, 1998 and 1997 was $14 million and $10 million, respectively, and represents the estimated amount the Corporation could have paid to terminate the agreements. The fair value at December 31, 1998 and

  1997 was estimated by calculating the present value of anticipated cash flows.

  The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.



  The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at December 31, 1998 and

  1997.



  The Corporation may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.



 OTHER.  Due to the short-term nature of current assets and current liabilities,

  their carrying amounts approximate fair value.



  NOTE 7.  INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:









                                     Year ended December 31

                                     -----------------------

  (In millions)                       1998    1997   1996

  ---------------------------------------------------------


  Federal income taxes:

   Current                           $ 139  $   11  $ 111

   Deferred                             37      80      6

  State income taxes:

   Current                              25     (5)     17

   Deferred                              1      20      1

  ---------------------------------------------------------

  Provision for income taxes         $ 202  $  106  $ 135

  =========================================================

  Income taxes paid, net of refunds  $  21  $   51  $ 135

  =========================================================










  Income taxes paid during 1998 are net of refunds of approximately $81 million,

  primarily related to a 1997 federal tax overpayment. Income taxes paid during

  1997 were net of refunds of approximately $45 million, primarily related to a

  1996 federal tax overpayment.



  The federal statutory income tax rate was 35 percent. The provision for income taxes is reconciled to the federal statutory rate as follows:









                                     Year ended December 31

                                     ----------------------

  (In millions)                       1998    1997   1996

  ---------------------------------------------------------


  Provision for income taxes

   computed at the federal

   statutory tax rate                $ 172  $   82  $ 104

  State income taxes, net

   of federal benefit                   16       9     12

  Goodwill amortization                 24      23     23

  Foreign sales corporation            (6)     (8)    (7)

  Other                                (4)       -      3

  ---------------------------------------------------------

  Provision for income taxes         $ 202  $  106  $ 135

  =========================================================










  The components of the net deferred income tax liabilities are as follows:









                                                 December 31

                                             ------------------

  (In millions)                                 1998       1997

  -------------------------------------------------------------


  Deferred income tax assets:

   Compensation related accruals          $     275  $     273

   Other accruals and reserves                   59         84

   Other                                          1          3

  -------------------------------------------------------------

                                                335        360

   Valuation allowance                            -          -

  -------------------------------------------------------------

                                                335        360

  -------------------------------------------------------------

  Deferred income tax liabilities:

   Property, plant and equipment            (1,181)    (1,210)

   Timber and timberlands                     (236)      (236)

   Other                                       (88)       (46)

  -------------------------------------------------------------

                                            (1,505)    (1,492)

  -------------------------------------------------------------

  Deferred income tax liabilities, net    $ (1,170)  $ (1,132)

  =============================================================



  Included in the balance sheets:

   Deferred income tax assets*            $      61  $      67

   Deferred income tax liabilities**        (1,231)    (1,199)

  -------------------------------------------------------------

  Deferred income tax liabilities, net    $ (1,170)  $ (1,132)

  =============================================================








  * Net of current liabilities of $9 million and $6 million at December 31, 1998 and 1997, respectively.

  **   Net of long-term assets of $236 million and $254 million at December 31,

  1998 and 1997, respectively.





  NOTE 8.  RETIREMENT PLANS



  DEFINED BENEFIT PENSION PLANS. Most of the Corporation's employees participate in noncontributory defined benefit pension plans. These include plans that are administered solely by the Corporation and union-administered multiemployer plans. The Corporation's funding policy for solely administered plans is based on actuarial calculations and the applicable requirements of federal law.

  Contributions to multiemployer plans are generally based on negotiated labor contracts.



  Benefits under the majority of the plans for hourly employees (including multiemployer plans) are primarily related to years of service. The Corporation has separate plans for salaried employees and officers under which benefits are primarily related to compensation and years of service. The officers' plan is not funded and is nonqualified for federal income tax purposes.



  Plan assets consist principally of common stocks, bonds, mortgage securities,

interests in limited partnerships, cash equivalents and real estate. At December

  31, 1998 and 1997, $101 million and $78 million, respectively, of noncurrent prepaid pension cost was included in "Other assets." Accrued pension liability of $78 million and $68 million at December 31, 1998 and 1997, respectively, was included in "Other long-term liabilities."



  Pursuant to the provisions of SFAS No. 87, intangible assets of $5 million and

  $2 million were recorded as of December 31, 1998 and 1997, respectively, in order to recognize the required minimum liability.



  The following table sets forth the change in projected benefit obligation and the change in plan assets for the solely administered plans:





                                                December 31,

   (In millions)                              1998        1997

  ----------------------------------------------------------------


  Change in projected benefit obligation



  Projected benefit obligation at beginning

    of year                                 $1,629      $1,544

  Service cost                                  83          84

  Interest cost                                114         108

  Plan amendments                               12          26

  Actuarial gains (losses)                      72         (1)

  Foreign currency exchange rate changes       (2)           -

  Benefits paid                              (109)       (132)

  ----------------------------------------------------------------

  Projected benefit obligation at end

    of year                                 $1,799      $1,629

  ================================================================

  Change in plan assets



  Fair value of assets at beginning of year $1,939      $1,739

  Actual return on plan assets                 231         306

  Employer contributions                        23          27

  Foreign currency exchange rate changes       (2)           -

  Benefits paid                              (109)       (133)

  ----------------------------------------------------------------

  Fair value of assets at end of year       $2,082      $1,939

  ================================================================








The funded status and the amounts recognized on the accompanying balance sheets for the solely administered plans are set forth in the following table:







                                                December 31,

   (In millions)                              1998        1997

  ----------------------------------------------------------------


  Funded status                             $  286      $  310

  Unrecognized actuarial gain                (319)       (358)

  Unrecognized prior service cost               68          65

  Unrecognized net (asset) obligation            -           -

  ----------------------------------------------------------------

  Net prepaid benefit cost                  $   35      $   17

  ================================================================

  Amounts recognized on the balance sheets consist of:

  Prepaid pension cost                      $  101      $   78

  Accrued pension liability                   (78)        (68)

  Intangible asset                               5           2

  Accumulated other comprehensive income         7           5

  ----------------------------------------------------------------

  Net amount recognized                     $   35      $   17

  ================================================================








Net periodic pension cost for solely administered and union-administered pension plans included the following:









                                     Year ended December 31

                                     ----------------------

  (In millions)                       1998    1997   1996

  ---------------------------------------------------------


  Service cost of benefits earned    $  83  $   84  $  83

  Interest cost on projected benefit

    obligation                         114     108    106

  Expected return on plan assets     (184)   (165)  (163)

  Amortization of gains               (13)     (7)    (5)

  Amortization of prior service cost     8       6      5

  Amortization of net transition

    obligation                           -     (9)    (9)

  Contributions to multiemployer

    pension plans                        4       4      4

  ---------------------------------------------------------

  Net periodic pension cost          $  12  $   21  $  21

  =========================================================




  The following assumptions were used:





                                     Year ended December 31

                                     ----------------------

                                      1998    1997   1996

  --------------------------------------------------------


  Discount rate used to determine

    the projected benefit obligation  6.5%    7.0%   7.0%

  Rate of increase in future

    compensation levels used to

    determine the projected benefit

    obligation                         5.6     5.5    5.5

  Expected long-term rate of return

    on plan assets used to determine

    net periodic pension cost          9.5     9.5   10.0

  --------------------------------------------------------










  DEFINED CONTRIBUTION PLANS. The Corporation sponsors several defined contribution plans to provide eligible employees with additional income upon retirement. The Corporation's contributions to the plans are based on employee contributions and compensation. The Corporation's contributions totaled $52 million in 1998, $48 million in 1997 and $50 million in 1996.



HEALTH CARE AND LIFE INSURANCE BENEFITS. The Corporation provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of service or after reaching age 65. Benefits,

  eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs and other group coverage. Effective December 1995, the plans were funded through a trust established for the payment of active and retiree benefits. The trust was funded with an initial contribution of $31 million. The

Corporation will continue to contribute to the trust in the amounts necessary to fund current obligations of the plans.







                                         58









In 1991, the Corporation began transferring its share of the cost of post-age 65 health care benefits to future salaried retirees. It is currently anticipated that the Corporation will continue to reduce the percentage of the cost of post-

  age 65 benefits that it will pay on behalf of salaried employees who retire in each of the years 1995 through 1999 and that the Corporation will continue to share the pre-age 65 cost with future salaried retirees but will no longer pay any of the post-age 65 cost for salaried employees who retire after 1999.



  The following tables set forth the change in projected benefit obligation and the amounts recognized on the accompanying balance sheets:





                                                December 31,

   (In millions)                              1998        1997

  ----------------------------------------------------------------


  Change in projected benefit obligation



  Projected benefit obligation at

    beginning of year                       $  414      $  531

  Service cost                                   7           7

  Interest cost                                 26          26

  Actuarial gains (losses)                       6       (124)

  Benefits paid                               (21)        (26)

  ----------------------------------------------------------------

  Projected benefit obligation at

    end of year                             $  432      $  414

  ================================================================

  Funded status                             $(432)      $(414)

  Unrecognized actuarial gain                 (67)        (75)

  Unrecognized prior service cost               11          12

  Unrecognized net (asset) obligation            -           -

  ----------------------------------------------------------------

  Net accrued benefit cost                  $(488)      $(477)

  ================================================================

  Amounts recognized on the balance

   sheets consist of:

  Prepaid benefit cost                      $    -      $    -

  Accrued benefit liability                  (488)       (477)

  ----------------------------------------------------------------

  Net amount recognized                     $(488)      $(477)

  ================================================================




  Net periodic postretirement benefit cost included the following components:









                                     Year ended December 31

                                      --------------------

  (In millions)                        1998   1997    1996

  --------------------------------------------------------


  Service cost of benefits earned    $   7  $    7  $  10

  Interest cost on accumulated

   postretirement benefit obligation    26      26     29

  Amortization of prior service cost     1       1      -

  Amortization of (gain) loss          (2)     (3)      -

  --------------------------------------------------------

  Net periodic postretirement

   benefit cost                      $  32  $   31  $  39

  ========================================================




  For measuring the expected postretirement benefit obligation, an 8 percent, 9 percent and 10 percent annual rate of increase in the per capita claims cost was assumed for 1998, 1997 and 1996, respectively. The rate was assumed to decrease

  1 percent per year to 5.5 percent in 2001 and remain at that level thereafter.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.0 percent at December 31, 1998 and 6.5 percent at both December 31, 1997 and 1996.



  If the annual health care cost trend rate were increased by 1 percent, the ccumulated postretirement benefit obligation would have increased by 10 percent

as of December 31, 1998, 9 percent as of December 31, 1997 and 14 percent as of

  December 31, 1996. The effect of this change on the aggregate of service and interest costs would be an increase of 11 percent for 1998, 14 percent for 1997 and 11 percent for 1996.



  If the annual health care cost trend rate were decreased by 1 percent, the accumulated postretirement benefit obligation would have decreased by 9 percent as of December 31, 1998, 9 percent as of December 31, 1997 and 12 percent as of

  December 31, 1996. The effect of this change on the aggregate of service and interest cost would be a decrease of 10 percent for 1998, 13 percent for 1997 and 12 percent for 1996.



  NOTE 9.  COMMON AND PREFERRED STOCK



The Corporation's authorized capital stock consists of (i) 10 million shares of

  Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued at December 31, 1998, and (ii) 400 million shares of Georgia-

  Pacific Group common stock and 250 million shares of The Timber Company common stock. The Georgia-Pacific Group common stock has a par value



                                         60



  of $0.80 per share and 93,282,000 and 92,249,000 shares were issued as of

December 31, 1998 and 1997, respectively. The Timber Company common stock has a par value of $0.80 per share and 92,785,000 and 92,607,000 shares were issued as of December 31, 1998 and 1997, respectively.



  At December 31, 1998, the following authorized shares of common stock were reserved for issue:







  Georgia-Pacific Group                         1998

  --------------------------------------------------


  1997 Long-Term Incentive Plan            4,410,300

  1997 Employee Stock Purchase Plan          791,400

  1995 Outside Directors Stock Plan          169,556

  1995 Shareholder Value Incentive Plan    3,967,200

  1994 Employee Stock Option Plan            182,800

  --------------------------------------------------

  Common stock reserved                    9,521,256

  ==================================================










  The Timber Company                            1998

  --------------------------------------------------


  1997 Long-Term Incentive Plan            2,296,700

  1997 Employee Stock Purchase Plan          791,400

  1995 Outside Directors Stock Plan          169,556

  1995 Shareholder Value Incentive Plan    3,969,888

  1994 Employee Stock Option Plan            222,150

  --------------------------------------------------

  Common stock reserved                    7,449,694

  ==================================================




  1997 LONG-TERM INCENTIVE PLANS. The Corporation initially reserved 4,500,000 shares of Georgia-Pacific Group common stock for issuance under the Georgia-

 Pacific Group 1997 Long-Term Incentive Plan (the "Georgia-Pacific Group Plan").

  Options totaling 1,469,250, 17,000 and 13,800 were granted under the Georgia-

Pacific Group Plan on January 29, March 2 and July 29, 1998, respectively. These grants have a ten-year term and vest ratably over a three-year period.



                                         61



The Corporation initially reserved 2,300,000 shares of The Timber Company common stock for issuance under The Timber Company 1997 Long-Term Incentive Plan ("The

Timber Company Plan"). Options totaling 1,010,600 were granted under The Timber

  Company Plan on December 17, 1997. These grants have a ten-year term and vest ratably over a four-year period.



  The Georgia-Pacific Group Plan authorizes grants of stock options, restricted stock and performance awards with respect to Georgia-Pacific Group stock. The

  Timber Company Plan authorizes grants of stock options, restricted stock and performance awards with respect to The Timber Company stock. The Corporation does not currently intend to grant awards under the Georgia-Pacific Group Plan to members of The Timber Company. However, certain officers and employees of the

  Corporation with responsibilities involving both the Georgia-Pacific Group and

  The Timber Company may be granted options, restricted stock or performance awards under both the Georgia-Pacific Group Plan and The Timber Company Plan in

  a manner that reflects their responsibilities.



  1990 LONG-TERM INCENTIVE PLAN. The Corporation initially reserved 4,000,000 shares of Existing Common Stock for issuance under the 1990 Long-Term Incentive

Plan (the "1990 Incentive Plan"), which expired March 9, 1995.  Restricted stock was awarded to employees at no cost, based on increases in average market value of the Existing Common Stock.  At the time restricted shares were awarded, the market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders' equity (long-term incentive plan deferred compensation).  Long-term incentive plan deferred compensation is amortized over the vesting (restriction) period, generally five years, with adjustments made quarterly for market price fluctuations.  At the time awarded shares become vested, the Corporation will pay on behalf of each participant a cash bonus in the amount of the estimated income tax liability to be incurred by the participant as a result of the award and cash bonus.  Shares totaling

  1,155,000 were awarded under the 1990 Incentive Plan, of which 981,240 shares were vested as of December 31, 1998.



  The Corporation recognized compensation expense of $7 million in 1998, $15 million in 1997 and $29 million in 1996 related to the 1990 Incentive Plan.



  As a result of the Letter Stock Recapitalization, each share of restricted

  Existing Common Stock held in the 1990 Incentive Plan was redesignated as

  Georgia-Pacific Group stock, and an equal number of restricted shares of The

Timber Company stock were distributed. These shares will remain restricted until they vest under the terms of the 1990 Incentive Plan. The tax gross-up provided in the 1990 Incentive Plan will be calculated based on the aggregate market value of the two classes of shares distributed to an individual at such time.



  EMPLOYEE STOCK PURCHASE PLANS. The Corporation's 1997 Employee Stock Purchase

  Plan (the "1997 Purchase Plan") offered employees a right to subscribe for

Existing Common Stock at a subscription price of $78.09 per share, representing

  85 percent of the mean of the high and low prices of the Existing Common Stock on September 2, 1997. The subscription period expired on November 14, 1997. A subscriber had to purchase and pay for shares subscribed not later than November

  30, 1999, but prior to the time of the subscriber's last contribution he/she could obtain a refund of his/her payments plus interest at a rate of 6 percent per annum in lieu of stock.

  In conjunction with the Letter Stock Recapitalization, the terms of the subscription agreements were adjusted to allow subscribers, pursuant to the terms of the 1997 Purchase Plan, to purchase at the same subscription price a package consisting of one share of Georgia-Pacific Group stock and one share of

  The Timber Company stock in lieu of each share of Existing Common Stock for which he/she had originally subscribed.



  At December 31, 1998, the Corporation had 791,400 shares of Georgia-Pacific

Group stock and 791,400 shares of The Timber Company stock reserved for issuance under the 1997 Purchase Plan. Accordingly, $33 million is reflected as "Other current liabilities" on the accompanying balance sheets. Approximately 5,900 subscribers remained in the 1997 Purchase Plan at December 31, 1998.



  Under the 1995 Employee Stock Purchase Plan (which expired on September 30,

1997), the Corporation issued 763,000 and 19,000 shares of Existing Common Stock in 1997 and 1996, respectively, at a subscription price of $73.84 per share.



  OUTSIDE DIRECTORS STOCK PLAN.  The Corporation initially reserved 200,000 restricted shares of Existing Common Stock for issuance under the 1995 Outside

 Directors Stock Plan (the "Directors Plan"), which provides for the issuance of shares of common stock to nonemployee directors of the Corporation on a restricted basis. Each nonemployee director was issued 392 restricted shares each of Georgia-Pacific Group stock and The Timber Company stock in 1998 and 482 shares of Existing Common Stock in 1997.



As a result of the Letter Stock Recapitalization, each share of restricted stock held in the Directors Plan was redesignated as Georgia-Pacific Group stock, and an equal number of shares of The Timber Company stock (subject to the same restrictions as the original restricted shares) were distributed. Each director's annual grant consists of a number of shares of Georgia-Pacific Group stock and of The Timber Company stock determined so that (i) a substantially equal number of shares of Georgia-Pacific Group stock and The Timber Company

stock will be granted in each year and (ii) the total market value of the shares granted in each year (based on the mean of the high and low prices of each stock on the date of grant) is $40,000 (subject to immaterial rounding differentials).

  The restrictions on the shares lapse at the time of death, retirement from the

  Board or disability.



  Effective May 6, 1997, accrual of additional retirement benefits under the

  Directors Retirement Program ceased, and the accrued benefits of each of the current nonemployee directors (the present value of which totaled $1,303,889 as of May 6, 1997) were converted into a grant of an equivalent number of shares of restricted stock under the Directors Plan. The total number of shares issued related to this conversion was 15,702.





                                         62







  EMPLOYEE STOCK OPTION PLANS. The 1995 Shareholder Value Incentive Plan (the

"SVIP") provides for the granting of stock options having a term of either 5 1/2 or 10 years to officers and key employees. Under the amended and restated SVIP,

no further grants may be made under that plan. Options having a term of 10 years become exercisable in 9 1/2 years unless certain performance targets tied to the

  Corporation's common stock performance are met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5 1/2 years may be exercised only if such performance targets are met in the third, fourth or fifth year after such grant date. At the time options are exercised, the exercise price is payable in cash or by surrender of shares of common stock already owned by the optionee.



  The 1994 Employee Stock Option Plan (the "1994 Option Plan") provided for the granting of stock options to certain nonofficer key employees.



Following the Letter Stock Recapitalization, each outstanding stock option under the SVIP and the 1994 Option Plan was converted into separately exercisable options to acquire a number of shares of Georgia-Pacific Group stock and The

  Timber Company stock, each of which equaled the number of shares of Existing

  Common Stock specified in the original option. The exercise prices for the resulting Georgia-Pacific Group stock options and The Timber Company stock options were calculated by multiplying the exercise price under the original option from which they were converted by a fraction, the numerator of which is the average of the high and low price of Georgia-Pacific Group stock or The

  Timber Company stock, as the case may be, on December 17, 1997 and the denominator of which is the sum of such Georgia-Pacific Group and The Timber

  Company stock prices. This was intended to ensure that the aggregate intrinsic value of the options was preserved and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same following such conversion.



  Additional information relating to the Corporation's existing employee stock option plans is as follows:





                                       Year ended December 31

                                    1998                    1998

  -------------------------------------------------------

                            Georgia-Pacific Group    The Timber Company

  -------------------------------------------------------

                                      Weighted                Weighted

                                       average                 average

                                      exercise                exercise

                              Shares     price         Shares    price

  -------------------------------------------------------


  Options outstanding

   at January 1             4,903,100   $53.32       5,913,700 $ 22.21

  Options granted           1,500,050    56.46              -        -

  Options exercised/

   surrendered              (318,600)    54.43       (180,400)   21.52

  Options cancelled         (524,200)    53.39       (533,962)   21.60

  -------------------------------------------------------

  Options outstanding

   at December 31           5,560,350   $54.09       5,199,338 $ 22.30

  Options available

   for grant at

   December 31             2,999,950                 1,289,400

  -------------------------------------------------------

  Total reserved shares    8,560,300                 6,488,738

  =======================================================

  Options exercisable

   at December 31           852,550     $57.27       1,120,325 $ 23.64

  Average remaining life of

    options outstanding    8.2 years                 7.7 years

  Option prices per share

   (December 17 - December 31):

     Granted                $56-61                   $      -

     Exercised/surrendered  $42-57                   $  17-23

     Cancelled              $42-57                   $  17-25

     Outstanding            $52-61                   $  21-25

  =======================================================








                                       Year ended December 31

                                    1997                    1997

  -------------------------------------------------------

                            Georgia-Pacific Group    The Timber Company

  -------------------------------------------------------

                                      Weighted                Weighted

                                       average                 average

                                      exercise                exercise

                            Shares       price         Shares    price

  -------------------------------------------------------


  Options outstanding

   at December 17          4,903,400    $ 53.32      4,903,400 $  21.61

  Options granted                  -         -       1,010,600    25.13

  Options exercised/

   surrendered                 (300)      41.99         (300)     17.01

  Options cancelled                -         -              -        -

  -------------------------------------------------------

  Options outstanding

   at December 31          4,903,100    $ 53.32      5,913,700 $  22.21

  Options available

   for grant at

   December 31             4,500,000                 1,289,400

  -------------------------------------------------------

  Total reserved shares    9,403,100                 7,203,100

  =======================================================

  Options exercisable

   at December 31            334,300    $ 52.33       334,300  $  21.20

  Average remaining life of

    options outstanding    5.6 years                 5.6 years

  Option prices per share

   (December 17 - December 31):

     Granted               $       -                 $     25

     Exercised/surrendered $      42                 $     17

     Outstanding           $   42-57                 $  17-25

  =======================================================












                                        Period ended         Year ended

                                        December 16,       December 31,

                                               1997*               1996

  -------------------------------------------------------

  Georgia-Pacific Corporation

  -------------------------------------------------------

                                            Weighted            Weighted

                                             average            average

                                            exercise            exercise

                                    Shares     price      Shares  price

  -------------------------------------------------------


  Options outstanding

   at January 1                  4,158,500  $   74.53  2,217,000   $75.61

  Options granted                1,746,000      74.25  2,150,500    72.63

  Options exercised/

   surrendered                   (514,950)      69.94  (117,400)    57.15

  Options cancelled              (486,150)      75.05   (91,600)    75.45

  -------------------------------------------------------

  Options outstanding

   at period end                 4,903,400  $   74.93    4,158,500 $74.53

  Options available

   for grant at

   period end                    3,531,200               4,811,000

  -------------------------------------------------------

  Total reserved shares          8,434,600               8,969,500

  =======================================================

  Options exercisable

   at period end                   334,600  $   73.53   869,0000   $71.41

  =======================================================

  Option prices per share:

   Granted                      $       74            $    73-77

   Exercised/surrendered        $    59-75            $    39-75

   Cancelled                    $    59-81            $    39-81

  =======================================================








  *All shares and prices reflect the Corporation's Existing Common Stock through

  December 16, 1997.

SHAREHOLDER RIGHTS PLAN. On December 16, 1997, shareholders approved an amended and restated Shareholder Rights Plan (the "Rights Agreement") pursuant to which preferred stock purchase rights (the "Rights") are issued on each share of

  Georgia-Pacific Group stock (a "Georgia-Pacific Group Right"), which will entitle the holders thereof to purchase shares of Series B Junior Preferred

Stock under the conditions specified in the Rights Agreement, and on each share of The Timber Company stock (a "Timber Company Right"), which will entitle the holders thereof to purchase shares of Series C Junior Preferred Stock under the conditions specified in the Rights Agreement.



  The Rights will expire on December 31, 2007, unless earlier redeemed by the

  Corporation or extended. The Rights would be exercisable only if a person or group acquires 15 percent or more of the total voting rights of all then outstanding shares of common stock of the Corporation or commences a tender offer that would result in such person or group beneficially owning 15 percent or more of the total voting rights of all then outstanding shares of common stock of the Corporation. In such event, each Right would entitle the holder to purchase from the Corporation (i) in the case of a Georgia-Pacific Group Right,

  one one-hundredth of a share of Series B Junior Preferred Stock (a "Series B

Unit") at a purchase price of $350 (the "Series B Unit Purchase Price"), subject to adjustment, and (ii) in the case of a Timber Company Right, one one-hundredth of a share of Series C Junior Preferred Stock (a "Series C Unit") at a purchase price of $100 (the "Series C Unit Purchase Price"), subject to adjustment.



  Thereafter, in the event one of several specified events (generally involving transactions by an acquirer in the Corporation's common stock or a business combination involving the Corporation) occurs, each Georgia-Pacific Group Right and each Timber Company Right will entitle its holder to purchase, for the

Series B Unit Purchase Price and the Series C Unit Purchase Price, respectively,

  a number of shares of common stock of such entity or purchaser with a market value equal to twice the applicable purchase price. Because of the nature of the dividend, liquidation and voting rights of each class of Junior Preferred Stock related to the Rights, the economic value of one Series B Unit and one Series C

Unit should approximate the economic value of one share of Georgia-Pacific Group stock and one share of The Timber Company stock, respectively.



  CAPITAL STOCK.  During 1998, the Corporation purchased on the open market 7.7 million shares of Georgia-Pacific Group stock (including 1.1 million shares related to the CeCorr acquisition) at an aggregate price of $427 million ($55.51 average per share), of which 6.8 million shares were held as treasury stock at

December 31, 1998. Cash paid in 1998 related to stock repurchases totaled $436

million, which included $9 million for shares purchased but not settled in 1997.

  During 1997, the Corporation purchased on the open market 358,400 shares of

Georgia-Pacific Group stock at an aggregate price of $22 million ($60.63 average per share).



                                         66

  During 1998, the Corporation also purchased on the open market 5.7 million shares of The Timber Company stock at an aggregate price of $121 million ($21.25 average per share), all of which were held as treasury stock at December 31,

  1998. No share repurchases of The Timber Company stock were made in 1997.



 Subsequent to year-end 1998 through February 5, 1999, the Corporation purchased

  224,200 shares of Georgia-Pacific Group stock at an aggregate price of $15 million ($66.42 average per share) on the open market. The Corporation also purchased 716,900 shares of The Timber Company stock at an aggregate price of

  $16 million ($22.71 average per share) on the open market.



  The resolution of the Board authorizing such repurchases allows purchases of

  Georgia-Pacific Group stock so long as the Group's total debt remains below

  $4.75 billion and the Corporation's total debt remains below $5.75 billion.

  Repurchases of The Timber Company stock may be made so long as The Timber

  Company's debt remains below $1.0 billion and the Corporation's debt remains below $5.75 billion.

  OTHER.  The Corporation has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123.

Accordingly, no compensation cost has been recognized for the SVIP, the Georgia-

  Pacific Group Plan, The Timber Company Plan or the 1997 Purchase Plan. Had

compensation cost for these plans been determined based on the fair value at the grant dates in 1998, 1997 or 1996 under the plan consistent with the method of

SFAS No. 123, the pro forma net income and earnings per share would have been as follows:









                                    Year ended December 31,

  (In millions, except per share amounts)

  --------------------------------------------------
                        1998                 1997                 1996

                      Net    Income   Net income Income(loss)   Net  Income

                     income per share* (loss)   per share*   income per share*

  --------------------------------------------------


  Georgia-Pacific Corporation

  As reported        $  274           $   69            $  156     $1.72

  Pro forma          $  252           $   62            $  144     $1.59

  Georgia-Pacific Group

  As reported        $   98   $ 1.09  $(146)   $(1.60)  $   29

  Pro forma          $   77   $ 0.86  $(153)   $(1.68)  $   17

  The Timber Company

  As reported        $  176   $ 1.95  $  215   $ 2.35   $  127

  Pro forma          $  175   $ 1.94  $  215   $ 2.35   $  127

  --------------------------------------------------


 Represents basic earnings per share. Pro forma diluted income (loss) per share was $0.85 and $1.93 in 1998 and $(1.68) and $2.33 in 1997 for the Georgia-

  Pacific Group and The Timber Company, respectively, and $1.58 in 1996 for the

  Corporation.



  The fair-value-based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted

prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.



  Following are the weighted average assumptions used in connection with the

Black-Scholes option pricing model to estimate the fair value of options granted in 1998, 1997 and 1996:







                                       Year ended December 31,

                              1998     1997      1997     1996

                           Options  Options     ESPP*  Options


  -------------------------------------------------------------

  Georgia-Pacific Corporation

  Risk-free interest rate                                 5.7%

  Expected dividend yield                                 2.0%

  Expected life                                       10 years

  Expected volatility                                     0.30

  Option forfeiture rate                                    3%

  -------------------------------------------------------------

  Georgia-Pacific Group

  Risk-free interest rate     5.8%     6.6%      5.8%     5.7%

  Expected dividend yield     1.8%     2.7%      2.3%     2.0%

  Expected life           10 years 10 years   2 years 10 years

  Expected volatility         0.39     0.30      0.37     0.30

  Option forfeiture rate        3%       3%       28%       3%

  -------------------------------------------------------------

  The Timber Company

  Risk-free interest rate     5.9%     6.4%      5.8%     5.7%

  Expected dividend yield     3.9%     3.2%      2.3%     2.0%

  Expected life           10 years 10 years   2 years 10 years

  Expected volatility         0.37     0.27      0.29     0.30

  Option forfeiture rate        3%       3%       28%       3%

  -------------------------------------------------------------




  *1997 Purchase Plan.

  The weighted average grant date fair value per share, including modifications,

  of Georgia-Pacific Group options and The Timber Company options granted during the year using the Black-Scholes option pricing model was $26.88 and $8.55,

  $23.74 and $7.54, and $18.98 and $6.42 for 1998, 1997 and 1996, respectively.

The weighted average grant date fair value per share of shares subscribed under the 1997 Purchase Plan was $17.69 for the Georgia-Pacific Group and $6.52 for

The Timber Company. The total pro forma compensation cost calculated under SFAS

  No. 123 was allocated between the Georgia-Pacific Group and The Timber Company based on the number of employees in each group for periods prior to December 17,

  1997. Management believes that this method of allocation is equitable and provides a reasonable estimate of the costs attributable to each group.



  NOTE 10.  OTHER COMPREHENSIVE INCOME

The Corporation's accumulated other comprehensive income includes the following:



                                                 Minimum    Accumulated

                                   Foreign       pension          other

  (In millions)                   currency      libility  comprehensive

                                     items    adjustment         income

  --------------------------------------------------------


  December 31, 1996                  $(21)         $ (7)          $(28)

    Activity, net of taxes             (7)             2            (5)

  --------------------------------------------------------

  December 31, 1997                  $(28)         $ (5)          $(33)

    Activity, net of taxes             (8)           (2)           (10)

  --------------------------------------------------------

  December 31, 1998                  $(36)         $ (7)          $(43)

  =======================================================










  NOTE 11.  COMMITMENTS AND CONTINGENCIES



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

  The Corporation is involved in environmental remediation activities at approximately 144 sites, both owned by the Corporation and owned by others,

where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act

  or similar state "superfund" laws. Of the known sites in which it is involved,

the Corporation estimates that approximately 44 percent are being investigated,

  approximately 28 percent are being remediated and approximately 28 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the

  investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $60 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the

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



  The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred in fact resulted from exposure to the Corporation's products.



  The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 71,000 such plaintiffs and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.



  On May 6, 1998, suit was filed in state court in Columbus, Ohio, against the

  Corporation and Georgia-Pacific Resins, Inc., a wholly owned subsidiary of the

  Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked,

  resided, owned, frequented or otherwise occupied property located within a three-mile radius of the Corporation's resins manufacturing operation in

Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of

  (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from the Corporation's operations and/or (ii) a September 10, 1997 explosion at the

Columbus facility and alleged release of hazardous material resulting from that explosion. Prior to the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and adjusted on a case-by-case basis. The Corporation has denied the material allegations of the lawsuit. While it is premature to evaluate the claims asserted in the lawsuit, the Corporation believes it has meritorious defenses.



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

California, Wisconsin, Minnesota and Tennessee. On October 15, 1997, the Federal

Judicial Panel on Multi-District Litigation consolidated all federal court cases in the federal district court in Gainesville, Florida. On July 24, 1998, the court certified the suit as a class action consisting of nongovernmental direct purchasers of the defendants' products. Discovery in the federal and state cases is ongoing. The Corporation has denied that it has engaged in any of the illegal conduct alleged in these cases and intends to defend itself vigorously.

 The Corporation's facility in Port Hudson, Louisiana, has notified the State of

  Louisiana of the emitting of noncondensable gases in violation of its air permit. The State has assessed a penalty against the Corporation of $425,000,

  which the Corporation has paid.



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





  NOTE 12.  RELATED PARTY TRANSACTIONS



For all periods in which the separate accompanying combined statements of income of the groups are presented, timber has been transferred from the Corporation's timberlands at prices intended to reflect fair market prices based on prices paid by independent purchasers and sellers for similar kinds of timber.



  During the second quarter of 1998, the Georgia-Pacific Group and The Timber

 Company revised the operating policy, which they had entered into in 1997, with respect to sales of timber by The Timber Company to the Georgia-Pacific Group.

 These revisions arose from sharp changes in the prices of timber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by the Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber

  Company sold a timber deed to the Georgia-Pacific Group in the amount of approximately $23 million, and the Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for 1998 second quarter adjustments due

  under the revised policy. The Timber Company recognized revenues and earnings from this timber deed, and other contracts to sell timber to the Georgia-Pacific

  Group, as the timber was cut.



Under the revised policy, beginning July 1, 1998, the prices for Southern timber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by the Georgia-Pacific Group for timber purchased from third parties in a particular forest over the most recent three-

month period. In most of The Timber Company's Southern forests, it must offer 80 percent of its projected annual harvest from those forests to the Georgia-

  Pacific Group, and the Georgia-Pacific Group must purchase not less than 60 percent nor more than 80 percent of that projected annual harvest. In addition,

  premiums charged by The Timber Company for the right to harvest a significant percentage of wood from its Southern forests have been reduced.

  In two key Southern forests, the price paid by the Georgia-Pacific Group for timber purchased from The Timber Company will be based on the average prices paid over the most recent three months by the Georgia-Pacific Group for timber purchased from third parties, and prices received by The Timber Company for timber sold to third parties, in each forest. In those same forests, the

  Georgia-Pacific Group has agreed to purchase, each quarter, 20 percent of the annual volume of timber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber that the

Georgia-Pacific Group can purchase in these same two forests from 80 percent to

  70 percent of The Timber Company's annual harvest in those forests, and also reduces the Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60 percent to 50 percent of the annual harvest in 1999 and 2000.

These changes are intended to cause prices paid by the Georgia-Pacific Group for timber sold by The Timber Company to more quickly reflect market prices in particular forests, to allow the Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company greater flexibility in the timing of sales of its annual harvest on the open market. The revised policy also contains additional provisions that resolve issues related to certain operating practices of The Timber Company and the Georgia-Pacific

  Group. This policy will remain in effect through 2000.



  The Georgia-Pacific Group has given The Timber Company notice, pursuant to the policy, of its desire to renegotiate the terms of the policy for periods after

  2000. If negotiations for a revised policy are unsuccessful, the policy will terminate at the end of 2000. As a result, both the Georgia-Pacific Group and

The Timber Company have a two-year period to find other sellers and purchasers,

  respectively, of timber.



  The Corporation is a 50 percent partner in a joint venture ("GA-MET") with

  Metropolitan Life Insurance Company ("Metropolitan"). GA-MET owns and operates the Corporation's main office building in Atlanta, Georgia. The Corporation accounts for its investment in GA-MET under the equity method.



  At December 31, 1998, GA-MET had an outstanding mortgage loan payable to

  Metropolitan in the amount of $147 million. The note bears interest at 9 1/2%,

requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on the present market conditions and building occupancy, the likelihood of any obligation to the Corporation with respect to this guarantee is considered remote.

  NOTE 13.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA







                                     First Quarter      Second Quarter

                                       ----------------------------

  (In millions, except

   per share amounts)                1998      1997      1998      1997

  ------------------------------------------------------------


  Net sales                       $ 3,221   $ 3,145   $ 3,305   $ 3,326

  Gross profit (net sales minus

   cost of sales)                     727       669       729       690

  Income (loss) before extraordinary

   items and accounting change         68        90        68        27

  Net income (loss)                    54        90        67        27

  =======================================================

  Georgia-Pacific Corporation

    Dividends declared per

      share                                 $  0.50             $  0.50

    Basic per share:

      Income before extraordinary

        items and accounting change            0.99                0.30

     Net income                                0.99                0.30

  ------------------------------------------------------------

    Diluted per share:

      Income before extraordinary

        items and accounting change            0.99                0.29

     Net income                                0.99                0.29

  =======================================================

  Georgia-Pacific Group

    Dividends declared per

      share                       $  0.25             $  0.25

    Basic and diluted per share:

      Income (loss) before extraordinary

        items and accounting change  0.17                0.33

     Net income (loss)               0.04                0.32

  =======================================================

  The Timber Company

    Dividends declared per

      share                          0.25                0.25

  Basic per share:

     Income (loss) before

      extraordinary items            0.56                0.41

     Net income                      0.54                0.41

  ------------------------------------------------------------

    Diluted per share:

     Income (loss) before

      extraordinary items            0.56                0.41

     Net income                      0.54                0.41

  =======================================================

  Price range of common stock

    Georgia-Pacific Corporation

      (through December 16, 1997)

         High                               $ 78.75             $ 90.25

         Low                                  71.00               70.50

  Georgia-Pacific Group*

         High                     $ 70.00             $ 81.00

         Low                        52.00               54.69

  The Timber Company*

         High                       27.25               27.00

         Low                        21.25               19.69

  =======================================================












                                     Third Quarter     Fourth Quarter

  ------------------------------------------------------------

  (In millions, except

   per share amounts)                1998      1997      1998      1997

  ------------------------------------------------------------


  Net sales                       $ 3,397   $ 3,373   $ 3,413   $ 3,250

  Gross profit (net sales minus

   cost of sales)                     779       794       775       557

  Income (loss) before

   extraordinary items and

   accounting change                   80        86        73      (74)

  Net income (loss)                    80        86        73     (134)

  =======================================================

  Georgia-Pacific Corporation

    Dividends declared per

      share                                 $  0.50

    Basic per share:

     Income before extraordinary

       items and accounting change             0.94

     Net income                                0.94

   ------------------------------------------------------------

   Diluted per share:

     Income before extraordinary

       items and accounting change             0.94

     Net income                                0.94

  =======================================================

  Georgia-Pacific Group

    Dividends declared per

      share                       $  0.25             $  0.25

    Basic and diluted per share:

     Income (loss) before

      extraordinary items and

      accounting change              0.43                0.30    (1.13)

     Net income (loss)               0.43                0.30    (1.78)

  =======================================================

  The Timber Company

    Dividends declared per

      share                          0.25                0.25

    Basic per share:

      Income (loss) before

        extraordinary items and

        accounting change            0.46                0.54      0.33

     Net income (loss)               0.46                0.54      0.33

  ------------------------------------------------------------

   Diluted per share:

      Income (loss) before

        extraordinary items and

        accounting change            0.46                0.54      0.32

     Net income (loss)               0.46                0.54      0.32

  =======================================================

  Price range of common stock

    Georgia-Pacific Corporation

      (through December 16, 1997)

         High                               $105.13             $108.56

         Low                                  85.63               81.50

  Georgia-Pacific Group*

         High                     $ 60.50             $ 60.00     64.00

         Low                        37.38               44.00     59.00

  The Timber Company*

         High                       23.19               24.56     25.88

         Low                        18.00               17.38     22.50

  =======================================================








  *  1997 amounts are for the period from December 17, 1997 through December 31,

  1997.



  The first and second quarters of 1998 included an after-tax extraordinary loss of $14 million and $1 million, respectively, on early extinguishment of debt.



  In the first quarter of 1997, the Corporation recorded a pretax gain of $128 million ($80 million after taxes) from the sale of its Martell, California,

  operations.



The fourth quarter of 1997 included a one-time, after-tax, noncash charge of $60 million to comply with a new accounting standard requiring certain computer system development project charges to be expensed as incurred. Prior to this accounting change, these charges were capitalized in accordance with generally accepted accounting principles.



On December 16, 1997, the Corporation recapitalized its former common stock into

  Georgia-Pacific Group common stock and The Timber Company common stock.

  Therefore, neither the Georgia-Pacific Group nor The Timber Company had common shares issued or outstanding for periods prior to December 17, 1997.

  SELECTED FINANCIAL DATA - OPERATIONS

  Georgia-Pacific Corporation and Subsidiaries



  EARNINGS TO FIXED CHARGES

Income before income taxes, extraordinary items and accounting change plus total interest cost (interest expense plus capitalized interest) and one-third of rent expense, divided by total interest cost plus one-third of rent expense.



                                         76





  CASH FLOW TO INTEREST

  Cash provided by operations plus interest expense, divided by total interest cost (interest expense plus capitalized interest).



  EFFECTIVE INCOME TAX RATE

  Provision (benefit) for income taxes divided by income (loss) before income taxes, extraordinary items and accounting change.





  SELECTED FINANCIAL DATA - OPERATIONS

  Georgia-Pacific Corporation and Subsidiaries





                                    Year ended December 31

                             -------------------------------------

  (Dollar amounts, except

   per share, and shares

   are in millions)              1998     1997     1996     1995

  ----------------------------------------------------------------


  Operations

  Net sales                   $13,336  $13,094  $13,024   $14,313

  ----------------------------------------------------------------

  Costs and expenses

   Cost of sales              10,326    10,384    9,933    9,885

   Selling, general and

     administrative            1,141     1,180    1,399    1,373

   Depreciation and cost

     of timber harvested         935       958      937      926

   Interest                      443       465      459      432

   Other income                    -     (128)        -        -

  ----------------------------------------------------------------

  Total costs and expenses    12,845    12,859   12,728   12,616

  ----------------------------------------------------------------

  Income before income

   taxes, extraordinary items

   and accounting change         491       235      296    1,697

  Provision for income taxes     202       106      135      679

  ----------------------------------------------------------------

  Income before extraordinary

   items and accounting

   change                        289       129      161    1,018

  Extraordinary items and

   accounting change, net

   of taxes                     (15)      (60)      (5)        -

  ----------------------------------------------------------------

  Net income                  $  274   $    69  $   156   $1,018

  ================================================================

  Cash provided by operations $1,554   $ 1,116  $ 1,225   $1,820*

  ================================================================

  Other statistical data

  Georgia-Pacific Corporation

  Basic per share

   Income before extraordinary

    items and accounting

    change                                      $  1.78   $11.29

  Extraordinary items and

   accounting change, net of taxes                        (.06)    -

  ----------------------------------------------------------------

   Net income                                   $  1.72   $11.29

  ----------------------------------------------------------------

  Diluted per share

   Income before extraordinary

    items and accounting

    change                                      $  1.77   $11.18

  Extraordinary items and

   accounting change, net of taxes                        (.06)    -

  ----------------------------------------------------------------

   Net income                                   $  1.71   $11.18

  ----------------------------------------------------------------

  Georgia-Pacific Group

  Income (loss) before extraordinary

    items and accounting

    change                    $  111   $  (86)

  Extraordinary items and

   accounting change,

   net of taxes                 (13)      (60)

  ----------------------------------------------------------------

   Net income (loss)          $   98     (146)

  ----------------------------------------------------------------

  Basic per share

   Income (loss) before

    Extraordinary items

    and accounting change     $ 1.23   $(0.94)

  Extraordinary items and

   accounting change,

   net of taxes               (0.14)    (0.66)

  ----------------------------------------------------------------

   Net income (loss)          $ 1.09   $(1.60)

  ----------------------------------------------------------------

  Diluted per share

  Income (loss) before

    extraordinary items and

    accounting change         $ 1.22   $(0.94)

  Extraordinary items and

   accounting change,

   net of taxes               (0.14)    (0.66)

  ----------------------------------------------------------------

   Net income (loss)          $ 1.08   $(1.60)

  ----------------------------------------------------------------

  The Timber Company

  Income before extraordinary

   items                      $  178   $   215

  Extraordinary items, net

   of taxes                      (2)         -

  ----------------------------------------------------------------

   Net income                 $  176       215

  ----------------------------------------------------------------

  Basic per share

  Income before extraordinary

   items                      $ 1.97   $  2.35

  Extraordinary items,

   net of taxes               (0.02)         -

  ----------------------------------------------------------------

   Net income                 $ 1.95   $  2.35

  ----------------------------------------------------------------

  Diluted per share

  Income before extraordinary

   items                      $ 1.96   $  2.33

  Extraordinary items,

   net of taxes               (0.02)         -

  ----------------------------------------------------------------

   Net income                 $ 1.94   $  2.33

  ================================================================

  Average number shares outstanding

     Georgia-Pacific

       Corporation, basic                          90.6     90.2

     Georgia-Pacific

       Corporation, diluted                        91.2     91.1

     Georgia-Pacific

       Group, basic             89.9      91.4

     Georgia-Pacific

       Group, diluted           90.5      91.4

     The Timber Company,

       basic                    90.3      91.4

     The Timber Company,

      diluted                   90.8      92.1

  Earnings to fixed charges      2.1       1.5      1.7      4.8

  Cash flow to interest          4.4       3.3      3.4      4.8

  Effective income tax rate    41.1%     45.1%    45.6%    40.0%

  ================================================================














                                    Year ended December 31

                             -------------------------------------

  (Dollar amounts, except per share,

   and shares

   are in millions)              1994

  ----------------------------------------------------------------


  Operations

  Net sales                   $12,738

  ----------------------------------------------------------------

  Costs and expenses

   Cost of sales               9,620

   Selling, general and

     administrative            1,204

   Depreciation and cost

     of timber harvested         913

   Interest                      486

   Other income                 (57)

  ----------------------------------------------------------------

  Total costs and expenses    12,166

  ----------------------------------------------------------------

  Income before income taxes,

   extraordinary items and

   accounting change             572

  Provision for income taxes     246

  ----------------------------------------------------------------

  Income before extraordinary items

   and accounting change         326

  Extraordinary items and

   accounting change, net

   of taxes                     (16)

  ----------------------------------------------------------------

  Net income                  $  310

  ================================================================

  Cash provided by continuing

   operations                 $  997

  ================================================================

  Other statistical data

  Georgia-Pacific Corporation

  Basic per share

   Income before extraordinary items

    and accounting change     $ 3.66

  Extraordinary items and

    accounting change,

    net of taxes              (0.18)

  ----------------------------------------------------------------

   Net income                 $ 3.48

  ----------------------------------------------------------------

  Diluted per share

   Income before extraordinary items

    and accounting change     $ 3.63

  Extraordinary items and

   accounting change,

   net of taxes               (0.18)

  ----------------------------------------------------------------

   Net income                 $ 3.45

  ----------------------------------------------------------------

  Georgia-Pacific Group

  Income (loss) before extraordinary

    items and accounting

    change

  Extraordinary items and

   accounting change, net of taxes

  ----------------------------------------------------------------

   Net income (loss)

  ----------------------------------------------------------------

  Basic per share

   Income (loss) before extraordinary

    items and accounting

    change

  Extraordinary items and

   accounting change, net of taxes

  ----------------------------------------------------------------

   Net income (loss)

  ----------------------------------------------------------------

  Diluted per share

  Income (loss) before extraordinary

    items and accounting

    change

  Extraordinary items and

   accounting change, net of taxes

  ----------------------------------------------------------------

   Net income (loss)

  ----------------------------------------------------------------

  The Timber Company

  Income before extraordinary items

  Extraordinary items, net of taxes

  ----------------------------------------------------------------

   Net income

  ----------------------------------------------------------------

  Basic per share

  Income before extraordinary items

  Extraordinary items, net of taxes

  ----------------------------------------------------------------

   Net income

  ----------------------------------------------------------------

  Diluted per share

  Income before extraordinary items

  Extraordinary items, net of taxes

  ----------------------------------------------------------------

   Net income

  ================================================================

  Average number shares outstanding

     Georgia-Pacific

       Corporation, basic       89.1

     Georgia-Pacific

       Corporation, diluted     89.7

     Georgia-Pacific

       Group, basic

     Georgia-Pacific

       Group, diluted

     The Timber Company,

       basic

     The Timber Company,

       diluted

  Earnings to fixed charges      2.2

  Cash flow to interest          3.0

  Effective income tax rate    43.0%

  ================================================================








  *  Excludes the accounts receivable sale program.







  SELECTED FINANCIAL DATA - FINANCIAL POSITION, END OF YEAR

  Georgia-Pacific Corporation and Subsidiaries



  BOOK VALUE PER COMMON SHARE

Shareholders' equity divided by shares of common stock outstanding as of the end of the year.



  TOTAL DEBT TO CAPITAL, BOOK BASIS

  Total debt divided by the sum of total debt, deferred income taxes, net, other long-term liabilities and shareholders' equity as of the end of the year.  Total debt includes bank overdrafts, commercial paper and short-term notes, current portion of long-term debt, long-term debt and accounts receivable sold.



  TOTAL DEBT TO CAPITAL, MARKET BASIS

  Total debt divided by the sum of total debt and the market value of shareholders' equity as of the end of the year.  Total debt includes bank overdrafts, commercial paper and short-term notes, current portion of long-term debt, long-term debt and accounts receivable sold.  The market value of shareholders' equity is the market price of common stock multiplied by the number of common stock shares outstanding.



  CURRENT RATIO

  Current assets divided by current liabilities as of the end of the year.





  SELECTED FINANCIAL DATA - FINANCIAL POSITION, END OF YEAR

  Georgia-Pacific Corporation and Subsidiaries





                                       Year ended December 31

                                 -----------------------------------

  (Dollar amounts, except per share,

   and shares are in millions)       1998     1997    1996     1995

  -----------------------------------------------------------------


  Financial position, end of year

  Current assets                  $ 2,645  $ 2,916  $2,615   $2,595

  Timber and timberlands            1,206    1,193   1,337    1,374

  Property, plant and

   Equipment, net                   6,249    6,297   6,560    6,013

  Goodwill, net                     1,677    1,599   1,658    1,714

  Other assets                        923      945     648      639

  -----------------------------------------------------------------

  Total assets                     12,700   12,950  12,818   12,335

  -----------------------------------------------------------------

  Current liabilities               2,648    3,020   2,490    1,764

  Long-term debt                    4,125    3,713   4,371    4,704

  Other long-term liabilities       1,572    1,548   1,285    1,201

  Deferred income taxes             1,231    1,199   1,161    1,147

  -----------------------------------------------------------------

  Total liabilities                 9,576    9,480   9,307    8,816

  -----------------------------------------------------------------

  Shareholders' equity            $ 3,124  $ 3,470  $3,511   $3,519

  -----------------------------------------------------------------

  Working capital                 $   (3)  $ (104)  $  125   $  831

  -----------------------------------------------------------------

  Other statistical data

  Property, plant and equipment

   investments                    $   638  $   717  $1,059   $1,259

  Timber & timberland purchases       206      182     142      244

  Acquisitions                        112        -     363        -

  -----------------------------------------------------------------

  Georgia-Pacific Corporation

  Per share (through December 16, 1997)

   Market price:

                 High                      $108.56  $81.00   $95.75

                 Low                       $ 70.50  $63.00   $65.75

                 Period-end                $ 85.13  $72.00   $68.63

   Book value                                       $38.52   $38.54

  Shares of stock outstanding at

    year-end                                          91.4     91.3

  Dividends declared per share             $  2.00  $ 2.00   $ 1.90

  -----------------------------------------------------------------

  Georgia-Pacific Group*

  Per share

   Market price:

                 High             $ 81.00  $ 64.00

                 Low              $ 37.38  $ 59.00

                 Year-end         $ 58.56  $ 60.75

   Book value                     $ 37.09  $ 38.19

  Shares of stock outstanding at

    year-end                         86.5     92.2

  Dividends declared per share    $  1.00

  -----------------------------------------------------------------

  The Timber Company*

  Per share

   Market price:

                 High             $ 27.25  $ 25.88

                 Low              $ 17.38  $ 22.50

                 Year-end         $ 23.81  $ 22.69

   Book value                     $(0.98)  $(0.53)

  Shares of stock outstanding at

    year-end                         87.1     92.6

  Dividends declared per share    $  1.00

  -----------------------------------------------------------------

  Total debt to capital,

   book basis                       48.6%    47.2%   50.4%    49.3%

  Total debt to capital,

   market basis                                      47.4%    47.2%

  Current ratio                       1.0      1.0     1.1      1.5

  =================================================================












                                       Year ended December 31

                                 -----------------------------------

  (Dollar amounts, except per share,

   and shares are in millions)       1994

  -----------------------------------------------------------------


  Financial position, end of year

  Current assets                  $ 1,984

  Timber and timberlands            1,363

  Property, plant and

   Equipment, net                   5,488

  Goodwill, net                     1,773

  Other assets                        256

  -----------------------------------------------------------------

  Total assets                     10,864

  -----------------------------------------------------------------

  Current liabilities               2,325

  Long-term debt                    3,904

  Other long-term liabilities         825

  Deferred income taxes             1,190

  -----------------------------------------------------------------

  Total liabilities                 8,244

  -----------------------------------------------------------------

  Shareholders' equity            $ 2,620

  -----------------------------------------------------------------

  Working capital                 $ (341)

  -----------------------------------------------------------------

  Other statistical data

  Property, plant and equipment

   investments                    $   850

  Timber & timberland purchases       211

  Acquisitions                          -

  -----------------------------------------------------------------

  Georgia-Pacific Corporation

  Per share (through December 16, 1997)

   Market price:

              High                $ 79.00

           Low                    $ 56.75

           Period-end             $ 71.50

   Book value                     $ 28.95

  Shares of stock outstanding at

    year-end                         90.5

  Dividends declared per share    $  1.60

  -----------------------------------------------------------------

  Georgia-Pacific Group*

  Per share

     Market price:

             High

           Low

           Year-end

     Book value

  Shares of stock outstanding at

    year-end

  Dividends declared per share

  -----------------------------------------------------------------

  The Timber Company*

  Per share

     Market price:

             High

           Low

           Year-end

     Book value

  Shares of stock outstanding at

    year-end

  Dividends declared per share

  -----------------------------------------------------------------

  Total debt to capital,

   book basis                       56.0%

  Total debt to capital,

   market basis                     46.9%

  Current ratio                        .9

  =================================================================








  *  1997 amounts are for the period from December 17, 1997 through December 31,

  1997.

  SALES AND OPERATING PROFITS BY OPERATING SEGMENT

  Georgia-Pacific Corporation and Subsidiaries





   (In millions)         1998         1997         1996        1995

  ---------------------------------------------------------------------


  Net sales(1)

  Building products

   Wood panels       $ 1,055   8% $   946   7% $   948   7% $   923   6%

   Lumber                844   6      876   7      779   6      668   5

   Gypsum products       891   7      794   6      647   5      371   3

   Chemicals             427   3      455   3      416   3      427   3

   Other                 120   1       68   1       51   1       72   -

  ---------------------------------------------------------------------

                       3,337  25    3,139  24    2,841  22    2,461  17

  ---------------------------------------------------------------------

  Distribution

   Wood panels         2,117  16    1,904  15    1,997  15    2,301  16

   Lumber              1,467  11    1,634  12    1,619  13    1,577  11

   Other                 741   5      860   7      937   7      978   7

  ---------------------------------------------------------------------

                       4,325  32    4,398  34    4,553  35    4,856  34

  ---------------------------------------------------------------------

  Timber                 125   1      126   1      123   1      118   1

  ---------------------------------------------------------------------

  Containerboard and

  packaging

   Containerboard        488   4      505   4      499   4      702   5

   Packaging           1,556  12    1,260   9    1,422  11    1,681  12

  ---------------------------------------------------------------------

                       2,044  16    1,765  13    1,921  15    2,383  17

  ---------------------------------------------------------------------

  Pulp and paper

   Communication

     papers            1,486  11    1,506  11    1,521  12    1,961  14

   Tissue                987   8      940   7      939   7      878   6

   Market pulp           709   5      863   7      738   5    1,220   8

   Bleached board        176   1      207   2      228   2      269   2

   Other                 157   1      159   1      167   1      173   1

  ---------------------------------------------------------------------

                       3,515  26    3,675  28    3,593  27    4,501  31

  ---------------------------------------------------------------------

  Corporate and

     all other(2)       (10)   -      (9)   -      (7)   -      (6)   -

  ---------------------------------------------------------------------

  Total net sales    $13,336 100% $13,094 100% $13,024 100% $14,313 100%

  =====================================================================



  Operating profits

  Building products  $   603  65% $   490  70% $   567  75% $   419  20%

  Distribution             1   -    (171) (24)   (220) (29)    (83)  (4)

  Timber                 364  39      437  62      313  41      277  13

  Containerboard and

     packaging           106  11      (6)  (1)     127  17      547  26

  Pulp and paper         133  14      201  29      250  33    1,125  53

  Corporate and

     all other(3)      (273) (29)   (251) (36)   (282) (37)   (156)  (8)

  ---------------------------------------------------------------------

  Total operating

   profits           $   934 100% $   700 100% $   755 100% $ 2,129 100%

  =====================================================================












   (In millions)         1994

  ---------------------------------------------------------------------


  Net sales(1)

  Building products

   Wood panels       $   889   7%

   Lumber                771   6

   Gypsum products       337   3

   Chemicals             380   3

   Other                  75   -

  ---------------------------------------------------------------------

                       2,452  19

  ---------------------------------------------------------------------

  Distribution

   Wood panels         2,336  18

   Lumber              1,785  14

   Other                 990   8

  ---------------------------------------------------------------------

                       5,111  40

  ---------------------------------------------------------------------

  Timber                 114   1

  ---------------------------------------------------------------------

  Containerboard and

  packaging

   Containerboard        575   5

   Packaging           1,283  10

  ---------------------------------------------------------------------

                       1,858  15

  ---------------------------------------------------------------------

  Pulp and paper

   Communication

     papers            1,313  10

   Tissue                746   6

   Market pulp           772   6

   Bleached board        203   2

   Other                 175   1

  ---------------------------------------------------------------------

                       3,209  25

  ---------------------------------------------------------------------

  Corporate and

     all other(2)        (6)   -

  ---------------------------------------------------------------------

  Total net sales    $12,738 100%

  =====================================================================



  Operating profits

  Building products  $   705  67%

  Distribution            84   8

  Timber                 221  21

  Containerboard and

     packaging           244  23

  Pulp and paper         104  10

  Corporate and

     all other(3)      (300) (29)

  ---------------------------------------------------------------------

  Total operating

     profits         $ 1,058 100%

  =====================================================================












  (1) Represents net sales to unaffiliated customers.

  (2) Represents the elimination of hunting lease income reflected in net sales for the timber segment and reflected as a reduction to cost of sales on a consolidated basis.  In addition, includes net sales from miscellaneous businesses.

  (3) Includes some miscellaneous businesses, certain goodwill amortization,

  unallocated corporate operating expenses and the elimination of profit on intersegment sales.





  INVESTOR INFORMATION

  Georgia-Pacific Corporation and Subsidiaries



  CORPORATE HEADQUARTERS



  Georgia-Pacific Corporation

  Georgia-Pacific Center, 133 Peachtree Street, N.E.,

  Atlanta, Georgia 30303

  (404) 652-4000



  The Timber Company

  Post Office Box 105210

  Atlanta, Georgia 30303

  (404) 586-0275

  STOCK EXCHANGES AND SYMBOLS

  Georgia-Pacific Group common stock and The Timber Company common stock are listed on the New York Stock Exchange ("NYSE").



  The Corporation's NYSE symbol for Georgia-Pacific Group common stock is "GP";

  the symbol for The Timber Company common stock is "TGP."



  Georgia-Pacific Group and The Timber Company options are traded on the

  Philadelphia Stock Exchange.



  TRANSFER AGENT AND REGISTRAR

  First Chicago Trust Company of New York

  Post Office Box 2500

  Jersey City, New Jersey 07303-2500

  (800) 519-3111





  ENVIRONMENTAL AND SAFETY REPORT

Requests for Georgia-Pacific Corporation's 1998 Environmental and Safety Report

should be addressed to:  Corporate Communications, Georgia-Pacific Corporation,

  Post Office Box 105605, Atlanta, Georgia 30348.  The report can also be viewed on-line at www.gp.com.



  SHAREHOLDER INFORMATION

  For shareholder information, contact the Transfer Agent and Registrar, First

  Chicago Trust Company of New York, at Post Office Box 2500, Jersey City, New

  Jersey 07303-2500, or telephone (800) 519-3111.

  Registered Georgia-Pacific Group and The Timber Company shareholders are eligible to participate in the Georgia-Pacific Group Dividend Reinvestment Plan

  and the Timber Group Dividend Reinvestment Plan, respectively. For information on the Plans, contact the Plans' agent, First Chicago Trust Company, a Division of EquiServe, Dividend Reinvestment Plan, Post Office Box 2598, Jersey City, New

  Jersey 07303-2598, or by telephone at (800) 414-6280.  Internet address: www.

  fctc.com.



  Number of Georgia-Pacific Group shareholders of record at December 31, 1998:

  36,092.  Number of The Timber Company shareholders of record at December 31,

  1998: 36,114.



  FINANCIAL INFORMATION

  A copy of the Georgia-Pacific Corporation 1998 Annual Report to the Securities

  and Exchange Commission on Form 10-K  and the Georgia-Pacific Corporation 1998

  Consolidated Financial Statements will be supplied without charge. Annual statistical updates are also available. For current quarterly financial updates telephone (800) 340-2384. Copies of corporate news releases are available through fax-on-demand by telephoning (800) 758-5804, extension 357498.



  All other requests for financial information should be directed to: Investor

Relations, Georgia-Pacific Corporation, P.O. Box 105605, Atlanta, Georgia 30348,

or telephone (404) 652-5555.  Information concerning the Corporation can also be found on the Internet at http://www.gp.com.





  Georgia-Pacific Corporation is an equal opportunity employer.



  Financial Statements and Supplementary Data for Georgia-Pacific Group is set

  forth under the captions "Georgia-Pacific Group - Combined Statements of

Income," "Georgia-Pacific Group - Combined Statements of Cash Flows," "Georgia-

  Pacific Group - Combined Balance Sheets," "Georgia-Pacific Group - Combined

  Statements of Shareholders' Equity," "Georgia-Pacific Group - Combined

Statements of Comprehensive Income," "Report of Independent Public Accountants"

and in Georgia-Pacific Group's Notes to Combined Financial Statements contained in the Corporation's 1998 Annual Report to Shareholders, and are incorporated herein by reference.





Financial Statements and Supplementary Data for The Timber Company are set forth under the captions "The Timber Company - Combined Statements of Income," "The

  Timber Company - Combined Statements of Cash Flows," "The Timber Company -

  Combined Balance Sheets," "The Timber Company - Combined Statements of

  Shareholders' Equity," "Report of Independent Public Accountants" and in The

  Timber Company's Notes to Combined Financial Statements contained in the

Corporation's 1998 Annual Report to Shareholders, and are incorporated herein by reference.



  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

  FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements filed as part of the 1998 Annual Report on Form

  10-K.





                                      PART III



  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors of the Corporation and disclosure pursuant to Item 405 of Regulation S-K are incorporated herein by reference to the

Corporation's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement

  to be dated on or about March 23, 1999.





  EXECUTIVE OFFICERS OF THE REGISTRANT



  The executive officers of the Corporation are as follows:



                           Date first

                           elected as

  Name           Age       an officer               Position or office



  A. D. Correll  57        1988           Chairman, Chief Executive

                                          Officer, President and a

                                          Director



  Donald L. Glass     50   1982           Executive Vice President _

                                          Timber, President and Chief

                                          Executive Officer, The Timber

                                          Company



  Clint M. Kennedy    49   1988           Executive Vice President _

                                          Pulp and Paperboard



  John F. McGovern    52   1983           Executive Vice President _

                                          Finance and Chief Financial

                                          Officer



  Ronald L. Paul      55   1997           Executive Vice President _

                                          Wood Products and Distribution



  John F. Rasor       55   1983           Executive Vice President _

                                          Wood Procurement, Gypsum and

                                          Industrial Wood Products



  Lee M. Thomas  54        1993           Executive Vice President _

                                          Paper and Chemicals



  James E. Bostic, Jr. 51  1991           Senior Vice President -

                                          Environmental, Government

                                          Affairs and Communications



  James F. Kelley     57   1993           Senior Vice President - Law

                                          and General Counsel



  James E. Terrell    49   1989           Vice President and Controller



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

Bleached Board and Logistics from February 1995 until December 1996, Group Vice

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

The Compensation Committee of the Board of Directors determines the compensation of all officers of the Corporation, including officers who are also directors of the Corporation.  There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

  ITEM 11.  EXECUTIVE COMPENSATION

  Information with respect to executive compensation is incorporated herein by reference to the Corporation's Notice of 1999 Annual Meeting of Shareholders and

  Proxy Statement to be dated on or about March 23, 1999.



  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Security Ownership of Certain Beneficial Owners and

  Management is incorporated herein by reference to the Corporation's Notice of

1999 Annual Meeting of Shareholders and Proxy Statement to be dated on or about

  March 23, 1999.



  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Corporation's Notice of 1999 Annual

  Meeting of Shareholders and Proxy Statement to be dated on or about March 23,

  1999.



                                       PART IV



  ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



  (a)  The following documents are filed as a part of this Annual Report for the

       Corporation:



  (1)  The Consolidated Financial Statements, Notes to Consolidated Financial

       Statements and the Report of Independent Public Accountants for Georgia-

       Pacific Corporation and subsidiaries dated February 5, 1999 are presented under Item 8 of this Form 10-K.



  The Combined Financial Statements, Notes to Combined Financial Statements and

the Reports of Independent Public Accountants for Georgia-Pacific Group and The

  Timber Company dated February 5, 1999 are incorporated herein by reference to the Corporation's 1998 Annual Report to Shareholders.



            (2)  Financial Statement Schedules:



                 Reports of Independent Public Accountants as to Schedule

           II   Valuation and Qualifying Accounts of Georgia-Pacific Corporation

            and subsidiaries and Georgia-Pacific Group for the years ended

            December 31, 1998, 1997 and 1996.



       Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.



            (3)  Exhibits



The exhibits required to be filed as part of this Annual Report on Form 10-K are as follows:



            NUMBER         DESCRIPTION



3.1(i)                   Articles of Incorporation, restated as of December 16,

                           1997 (Filed as Exhibit 4.1 to the Corporation's

                           Registration Statement on Form S-8 as filed with the

                           Commission on December 18, 1997, and incorporated

                           herein by this reference thereto).



  3.1(ii)                  Articles of Amendment to Restated Articles of

                           Incorporation (Filed as Exhibit 3.1 to the

                           Corporation's Quarterly Report on Form 10-Q for the

                         quarter ended June 30, 1998, and incorporated herein by

                           this reference thereto).



3.3                      Bylaws as amended to date (Filed as Exhibit 3.2 to the

                           Corporation's Quarterly Report on Form 10-Q for the

                           quarter ended September 30, 1998, and incorporated

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

                          (Filed as Exhibit 8 to the Corporation's Registration

                           Statement on Form 8-A as filed with the Commission on

                           November 26, 1997, and incorporated herein by this

                           reference thereto).



  4.4(i)                 Indenture, dated as of March 1, 1983, between Georgia-

                           Pacific Corporation and The Chase Manhattan Bank

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



  4.4(iii)                 Agreement of Resignation, Appointment and Acceptance,

                           dated as of January 31, 1992 by and among Georgia-

                           Pacific Corporation, Morgan Guaranty Trust Company of

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



  10.1                     Directors Group Life Insurance Program.*



  10.2                     Officer Retirement Agreement (Officers Retirement

                           Plan).*



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





10.3(iv)                 Amendment No. 1 (Effective January 1, 1991) to the Key

                           Salaried Employees Group Insurance Plan - Post-1986

                           Group (Effective January 1, 1987) (Filed as Exhibit

                        10.3(iv) to the Corporation's Annual Report on Form 10-

                           K for the year ended December 31, 1996, and

                           incorporated herein by this reference thereto).*



  10.3(v)                  Amendment No. 2 to the Key Salaried Employees Group

                          Insurance Plan - Post-1986 Group (effective January 1,

                           1987).*



  10.3(vi)  Amendment No. 3 to the Key Salaried Employees Group Insurance Plan -

             Post-1986 Group (effective August 1, 1994).*



  10.3(vii)                Amendment No. 4 to the Key Salaried Employees Group

                         Insurance Plan - Post-1986 Group (effective January 1,

                           1998).*



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



  10.4(iii)                Amendment No. 2 to the 1990 Long-Term Incentive Plan

                           (Filed as Exhibit 10.8(iii) to the Corporation's

                           Quarterly Report on Form 10-Q for the quarter ended

                           March 31, 1996, and incorporated herein by this

                           reference thereto).*



  10.7 1995 Economic Value Incentive Plan, as Amended and Restated effective January 28, 1999.*



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

                           Corporation's Registration Statement on Form S-8 as

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



  10.8(viii)               Form of Special Replacement Option Under the 1995

                         Shareholder Value Incentive Plan (Georgia-Pacific Group

                           Stock) (1997 Grant) (Filed as Exhibit 99.17 to the

                           Corporation's Registration Statement on Form S-8 as

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



  10.9(i)                  Outside Directors Stock Plan, adopted March 17, 1995

                         (Filed as Exhibit 10.12 to the Corporation's Quarterly

                           Report on Form 10-Q for the quarter ended March 31,

                           1995, and incorporated herein by this reference

                           thereto).*



  10.9(ii)                 Amendment No. 1 to the Outside Directors Stock Plan,

                           effective May 6, 1997 (Filed as Exhibit 10.11 to the

                           Corporation's Quarterly Report on Form 10-Q for the

                         Quarter ended June 30, 1997, and incorporated herein by

                           this reference thereto).*



  10.9(iii)                Amendment No. 2 to the Outside Directors Stock Plan,

                         effective September 23, 1998 (Filed as Exhibit 10.9 to

                         the Corporation's Quarterly Report on Form 10-Q for the

                           Quarter ended September 30, 1998, and incorporated

                           herein by this reference thereto).*



  10.10(i)                 Directors Deferred Compensation Plan, effective

                           September 22, 1998 (Filed as Exhibit 10.10(ii) to the

                           Corporation's Quarterly Report on Form 10-Q for the

                           quarter ended September 30, 1998, and incorporated

                           herein by this reference thereto).*



  10.10(ii)              Form of Deferral Agreement. (Filed as Exhibit 10.10(i)

                         to the Corporation's Quarterly Report on Form 10-Q for

                         the quarter ended September 30, 1998, and incorporated

                           herein by this reference thereto). *





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

                           Secondary Purchasers, and Matterhorn Capital

                         Corporation and Canadian Imperial Bank of Commerce, as

                       the Administrative Agent (Filed as Exhibit 10.9(iii) to

                           the Corporation's Annual Report on Form 10-K for the

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

                           Statement on Form S-4 as filed with the Commission on

                           November 7, 1997, and incorporated herein by this

                           reference thereto).*



  10.12(ii)                Form of Revised Georgia-Pacific Group 1997 Long-Term

                           Incentive Plan Option (Filed as Exhibit 10.1 to the

                           Corporation's Quarterly Report on Form 10-Q for the

                           quarter ended March 31, 1998, and incorporated herein

                           by this reference thereto).*



  10.12(iii)               Form of Revised Special Georgia-Pacific Group 1997

                          Long-Term Incentive Plan Option (Filed as Exhibit 10.2

                         to the Corporation's Quarterly Report on Form 10-Q for

                           the quarter ended March 31, 1998, and incorporated

                           herein by this reference thereto).*







  *Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.





  10.12(iv)              Form of Georgia-Pacific Group 1997 Long-Term Incentive

                         Plan Performance Stock Grant Agreement for the January

                           1, 1999 through December 31, 1999 Performance Period

                           (January 28, 1999 Grant).*



  10.12(v)               Form of Georgia-Pacific Group 1997 Long-Term Incentive

                          Plan Performance Stock Grant Agreement for the January

                           1, 1999 through December 31, 2000 Performance Period

                           (January 28, 1999 Grant).*



  10.12(vi)              Form of Georgia-Pacific Group 1997 Long-Term Incentive

                          Plan Performance Stock Grant Agreement for the January

                           1, 1999 through December 31, 2001 Performance Period

                           (January 28, 1999 Grant).*



  10.12(vii)             Form of Georgia-Pacific Group 1997 Long-Term Incentive

                           Plan Option (January 28, 1999 Grant).*



  10.13(i)     Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive

                 Plan (Filed as Exhibit 10.10(ii) to the Corporation's Amendment

                 No. 2 to Registration Statement on Form S-4 as filed with the

                 Commission on November 7, 1997, and incorporated herein by this reference thereto).*



  10.13(ii)                Form of Revised Timber Group 1997 Long-Term Incentive

                         Plan Option (Filed as Exhibit 10.3 to the Corporation's

                           Quarterly Report on Form 10-Q for the quarter ended

                           March 31, 1998, and incorporated herein by this

                           reference thereto).*



  10.14(i)                 Wood Supply Policy Agreement between Georgia-Pacific

                           Group and The Timber Company, excluding Southeast

                           Arkansas and Mississippi, effective June 30, 1998.


  10.14(ii)                Wood Supply Policy Agreement between Georgia-Pacific

                         Group and The Timber Company for Southeast Arkansas and

                           Mississippi, effective June 30, 1998.



  12                     Statements of Computation of Ratio of Earnings to Fixed

                           Charges.



  *Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.



  13                     Portions of Georgia-Pacific Corporation's 1998 Annual

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



  21                       Subsidiaries.



  23                       Consent of Independent Public Accountants.



  24                       Powers of Attorney.



  27                       Financial Data Schedule.





  (b)       Reports on Form 8-K



               The Corporation filed Current Reports on Form 8-K dated March 31,

          1998, June 2, 1998 and July 1, 1998, in which it reported under Item 5

            - "Other Events."



                                     SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GEORGIA-PACIFIC CORPORATION

                                (Registrant)



                           By:  /s/ A. D. Correll

                                  _____________________

                                  (A. D. Correll,
                                  Chairman, Chief Executive
                                  Officer and President)



  Date:  March 18, 1999



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                Title                         Date



  As Officers or Directors of GEORGIA-PACIFIC CORPORATION



  /s/ A. D. Correll             Director, Chairman, Chief         March 18, 1999

  _____________________         Executive Officer and President

  (A. D. Correll)               (Principal Executive Officer)



  /s/ John F. McGovern          Executive Vice President-Finance  March 18, 1999

  _____________________         and Chief Financial Officer

  (John F. McGovern)           (Principal Financial Officer)



  /s/ James E. Terrell         Vice President and Controller     March 18, 1999

  _____________________         (Principal Accounting Officer)

  (James E. Terrell)



       *                      Director                           March 18, 1999

  _____________________

  (Robert Carswell)



       *                      Director                           March 18, 1999

  ______________________

  (Jane Evans)



       *                      Director                           March 18, 1999

  _______________________

  (Donald V. Fites)



       *                        Director                        March 18, 1999

  _______________________

  (Harvey C. Fruehauf, Jr.)



       *                        Director                      March 18, 1999

  _______________________

  (Richard V. Giordano)



       *                        Director                      March 18, 1999

  ________________________

  (David R. Goode)



       *                        Director                      March 18, 1999

  _________________________

  (T. Marshall Hahn, Jr.)



       *                        Director                      March 18, 1999

  _________________________

  (M. Douglas Ivester)



       *                        Director                      March 18, 1999

  _________________________

  (Francis Jungers)



       *                        Director                      March 18, 1999

  __________________________

  (Louis W. Sullivan)



       *                        Director                      March 18, 1999

  __________________________

  (James B. Williams)





  *By/s/ James F. Kelley

  __________________________

  (James F. Kelley)



  *As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.







                 Report of Independent Public Accountants as to Schedule





  To Georgia-Pacific Corporation:



  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Georgia-Pacific Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule

  II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









                                /S/ARTHUR ANDERSEN LLP

                                ARTHUR ANDERSEN LLP





  Atlanta, Georgia

  February 5, 1999









                    GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                    (Millions)


  CAPTION

                     Balance at Charged to Charged to         Balance

                     beginning  costs and  Other              at end of

  Description        of period  expenses   Accounts  Deductions    period

  -----------        ---------  --------   --------      --------  ------


  Year ended

   December 31,

   1998

  -------------

  Allowance for

   doubtful

   accounts          $   19     $   14     $    1    $  (9) **    $  25

                     -------    -------     -------   -------     ------

  Restructuring

    reserves             70          -          -      (68)           2

                     -------    -------     -------   -------     ------





  Year ended

   December 31,

   1997

  -------------

  Allowance for

   doubtful

   accounts           $  10     $   21     $    1*   $     (13)** $  19

                      ------    ------       ------   ------      ------

  Restructuring

    reserves             17         80          -      (27)          70

                     -------    -------     -------   -------     ------



  Year ended

   December 31,

   1996

  -------------

  Allowance for

   doubtful

   accounts          $   25     $   (10)   $   2*    $       (7) **   $ 10

                     ------     ------     -------   -------      ------

  Restructuring

    reserves             22          -          -       (5)          17

                     -------    -------     -------   -------     ------








  *Recoveries of accounts previously written off.

  **Accounts written off.









                 Report of Independent Public Accountants as to Schedule





  To Georgia-Pacific Corporation:



  We have audited in accordance with generally accepted auditing standards, the combined financial statements of Georgia-Pacific Corporation - Georgia-Pacific

  Group incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999.  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









                                /S/ARTHUR ANDERSEN LLP

                                ARTHUR ANDERSEN LLP





  Atlanta, Georgia

  February 5, 1999







                GEORGIA-PACIFIC CORPORATION _ GEORGIA-PACIFIC GROUP

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                    (Millions)







                     Balance at Charged to Charged to               Balance

                     beginning  costs and  Other                   at end

  Description        of period  expenses   Accounts  Deductions    of period

  ---------          --------   --------   --------  ----------   --------


  Year ended

   December 31,

   1998

  -------------

  Allowance for

   doubtful

   accounts          $   19     $   14     $    1    $  (9) **    $  25

                     -------    -------    -------   -------      ------

  Restructuring

    reserves             70          -          -      (68)           2

                     -------    -------    -------   -------      ------





  Year ended

   December 31,

   1997

  -------------

  Allowance for

   doubtful

   accounts          $   10     $   21     $   1*    $ (13) **    $  19

                     ------     ------     ------    ------       ------

  Restructuring

    reserves             17         80          -      (27)          70

                     -------    -------    -------   -------      ------



  Year ended

   December 31,

   1996

  -------------

  Allowance for

   doubtful

   accounts          $   25     $ (10)     $   2*    $  (7) **    $  10

                     ------     ------     -------   -------      ------

  Restructuring

    reserves             22          -          -       (5)          17

                     -------    -------    -------   -------      ------






  *Recoveries of accounts previously written off.

  **Accounts written off.





                             GEORGIA-PACIFIC CORPORATION



                                  INDEX TO EXHIBITS

                            FILED WITH THE ANNUAL REPORT

                                ON FORM 10-K FOR THE

                            YEAR ENDED DECEMBER 31, 1998





  NUMBER    DESCRIPTION



3.1(i)    Articles of Incorporation, restated as of December 16, 1997 (Filed as

          Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 as

            filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).



3.1(ii)   Articles of Amendment to Restated Articles of Incorporation (Filed as

          Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the

          quarter ended June 30, 1998, and incorporated herein by this reference thereto).

  3.3       Bylaws as amended to date (Filed as Exhibit 3.2 to the Corporation's

            Quarterly Report on Form 10-Q for the quarter ended September 30,

            1998, and incorporated herein by this reference thereto).



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

        Trustee (Filed as Exhibit 4.4(i) to the Corporation's Annual Report on

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



  10.1      Directors Group Life Insurance Program. (1)



  10.2      Officer Retirement Agreement (Officers Retirement Plan). (1)



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



  10.3(v)   Amendment No. 2 to the Key Salaried Employees Group Insurance Plan -

            Post-1986 Group (effective January 1, 1987). (1)



  10.3(vi)  Amendment No. 3 to the Key Salaried Employees Group Insurance Plan -

            Post-1986 Group (effective August 1, 1994). (1)



  10.3(vii) Amendment No. 4 to the Key Salaried Employees Group Insurance Plan _

            Post 1986 Group (effective January 1, 1998). (1)



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



10.4(iii) Amendment No. 2 to the 1990 Long-Term Incentive Plan (Filed as Exhibit

          10.8(iii) to the Corporation's Quarterly Report on Form 10-Q for the

            quarter ended March 31, 1996, and incorporated herein by this reference thereto).



 10.7      1995 Economic Value Incentive Plan, as Amended and Restated effective

            January 28, 1999. (1)



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

          Plan (Timber Group Stock) (1996 Grant) (Filed as Exhibit 99.14 to the

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



 10.8(vii) Form of Replacement Option Under the 1995 Shareholder Value Incentive

          Plan (Timber Group Stock) (1997 Grant) (Filed as Exhibit 99.16 to the

            Corporation's Registration Statement on Form S-8 as filed with the

            Commission on December 18, 1997, and incorporated herein by this reference thereto).



 10.8(viii)  Form of Special Replacement Option Under the 1995 Shareholder Value

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

            reference thereto).



10.9(ii)  Amendment No. 1 to the Outside Directors Stock Plan, effective May 6,

           1997 (Filed as Exhibit 10.11 to the Corporation's Quarterly Report on

          Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by this reference thereto).



  10.9(iii) Amendment No. 2 to the Outside Directors Stock Plan, effective

            September 23, 1998 (Filed as Exhibit 10.9 to the Corporation's

            Quarterly Report on Form 10-Q for the quarter ended September 30,

            1998, and incorporated herein by this reference thereto).



  10.10(i)  Directors Deferred Compensation Plan, effective September 22, 1998

            (Filed as Exhibit 10.10(ii) to the Corporation's Quarterly Report on

            Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by this reference thereto).



  10.10(ii) Form of Deferral Agreement (Filed as Exhibit 10.10(i) to the

            Corporation's Quarterly Report on Form 10-Q for the quarter ended

            September 30, 1998, and incorporated herein by this reference thereto).



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



  10.11(ii) Receivables Purchase Agreement dated as of June 1, 1990, among

         Georgia-Pacific Corporation, as the Seller, and Canadian Imperial Bank

          of Commerce, Citibank, N.A. and The First National Bank of Chicago, as

            the Secondary Purchasers, and Matterhorn Capital Corporation and

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

            reference thereto).



  10.12(ii) Form of Revised Georgia-Pacific Group 1997 Long-Term Incentive Plan

          Option (Filed as Exhibit 10.1 to the Corporation's Quarterly Report on

            Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by this reference thereto).



  10.12(iii)  Form of Revised Special Georgia-Pacific Group 1997 Long-Term

            Incentive Plan Option (Filed as Exhibit 10.2 to the Corporation's

            Quarterly Report on Form 10-Q for the quarter ended March 31, 1998,

            and incorporated herein by this reference thereto).



  10.12(iv) Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan

            Performance Stock Grant Agreement for the January 1, 1999 through

            December 31, 1999 Performance Period (January 28, 1999 Grant). (1)



  10.12(v)  Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan

            Performance Stock Grant Agreement for the January 1, 1999 through

            December 31, 2000 Performance Period (January 28, 1999 Grant). (1)


  10.12(vi) Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan

            Performance Stock Grant Agreement for the January 1, 1999 through

            December 31, 2001 Performance Period (January 28, 1999 Grant). (1)



  10.12(vii)  Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Option

            (January 28, 1999 Grant). (1)



10.13(i)  Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan

            (Filed as Exhibit 10.10(ii) to the Corporation's Amendment No. 2 to

            Registration Statement on Form S-4 as filed with the Commission on

          November 7, 1997, and incorporated herein by this reference thereto).



  10.13(ii) Form of Revised Georgia-Pacific Corporation/Timber Group 1997 Long-

          Term Incentive Plan Option (Filed as Exhibit 10.3 to the Corporation's

            Quarterly Report on Form 10-Q for the quarter ended March 31, 1998,

            and incorporated herein by this reference thereto.



  10.14(i)  Wood Supply Policy Agreement between Georgia-Pacific Group and The

            Timber Company, excluding Southeast Arkansas and Mississippi,

            effective June 30, 1998.(1)



  10.14(ii) Wood Supply Policy Agreement between Georgia-Pacific Group and The

          Timber Company for Southeast Arkansas and Mississippi, effective June

            30, 1998. (1)



  12        Statements of Computation of Ratio of Earnings to Fixed Charges. (1)



  13        Portions of Georgia-Pacific Corporation's 1998 Annual Report to

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