Form 10-K/A
period 1998-12-31
GEORGIA PACIFIC CORP
filed 1999-04-07
CIK 41077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

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


For the transition period from _______________ to _______________

                         Commission File Number 1-3506

                          GEORGIA-PACIFIC CORPORATION
             (exact name of registrant as specified in its Charter)

          Georgia                                                 93-0432081
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

133 Peachtree Street, N.E., Atlanta, Georgia                       30303
----------------------------------------------------            --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (404) 652-4000
                                                          --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                         ----------------

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

Securities registered pursuant to Section 12(g) of the Act:    None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                 --        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of the close of business on March 16, 1999, the registrant had 86,267,933 shares of Georgia-Pacific Group Common Stock outstanding and 86,279,457 shares of Timber Group Common Stock outstanding.+

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are "affiliates") was $6,218,408,737.50 for Georgia-Pacific Group Common Stock and $1,815,070,367.63 for Timber Group Common Stock.


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

-------------------
+ This disclosure has been amended to state correctly the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GEORGIA-PACIFIC CORPORATION
                                              (Registrant)

                                        By:   /s/ A. D. Correll
                                              ------------------------------
                                              (A. D. Correll,
                                              Chairman, Chief Executive
                                              Officer and President)

                                        Date: April 7, 1999

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


     Signature                            Title                      Date
     ---------                            -----                      ----

As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. Correll               Director, Chairman, Chief         April 7, 1999
-------------------------       Executive Officer and President
(A. D. Correll)                 (Principal Executive Officer)

/s/ John F. McGovern            Executive Vice President-Finance  April 7, 1999
-------------------------       and Chief Financial Officer
(John F. McGovern)              (Principal Financial Officer)

/s/ James E. Terrell            Vice President and Controller     April 7, 1999
-------------------------       (Principal Accounting Officer)
(James E. Terrell)

          *                     Director                          April 7, 1999
-------------------------
(Robert Carswell)

          *                     Director                          April 7, 1999
-------------------------
(Jane Evans)

          *                     Director                          April 7, 1999
-------------------------
(Donald V. Fites)

          *                     Director                           April 7, 1999
-------------------------
(Harvey C. Fruehauf, Jr.)

          *                     Director                           April 7, 1999
-------------------------
(Richard V. Giordano)

          *                     Director                           April 7, 1999
-------------------------
(David R. Goode)

          *                     Director                           April 7, 1999
-------------------------
(T. Marshall Hahn, Jr.)

          *                     Director                           April 7, 1999
-------------------------
(M. Douglas Ivester)

          *                     Director                           April 7, 1999
-------------------------
(Francis Jungers)

          *                     Director                           April 7, 1999
-------------------------
(Louis W. Sullivan)

          *                     Director                           April 7, 1999
-------------------------
(James B. Williams)


*By /s/ James F. Kelley
    ---------------------
    (James F. Kelley)

*As Attorney-in-Fact for the Directors or Officers by whose names an asterisk appears.