Form 10-Q
period 1999-04-03
GEORGIA PACIFIC CORP
filed 1999-05-17
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                        -------------------

                             FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 3, 1999

                                 or

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
                         ------         ------
As of the close of business on May 13, 1999, Georgia-Pacific Corporation had 85,818,888 shares of Georgia-Pacific Group Common Stock outstanding and 84,909,044 shares of The Timber Company Common Stock outstanding.

                 PART I - FINANCIAL INFORMATION
           -------------------------------------------


Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries



                                                    First Quarter
                                                  -----------------
(In millions, except per share amounts)            1999          1998
----------------------------------------------------------------------
Net sales                                        $   3,405      $  3,221
----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding depreciation and          2,531         2,494
    cost of timber harvested shown below
  Selling, general and                                 298           271
    administrative
  Depreciation and cost of                             221           225
   timber harvested
  Interest                                             111           114
----------------------------------------------------------------------
Total costs and expenses                             3,161         3,104
----------------------------------------------------------------------
Income before income taxes and                         244           117
     extraordinary item
Provision for income taxes                              99            49
----------------------------------------------------------------------
Income before extraordinary item                       145            68
Extraordinary item, net of taxes                         -          (14)
----------------------------------------------------------------------
Net income                                       $     145      $     54
======================================================================
Georgia-Pacific Group
Income before extraordinary item                 $      99      $     16
Extraordinary item, net of taxes                         -          (12)
----------------------------------------------------------------------
Net income                                       $      99      $      4
----------------------------------------------------------------------
Basic per common share:
     Income before extraordinary item            $    1.15      $   1.17
  Extraordinary item, net of taxes                       -        (0.13)
----------------------------------------------------------------------
  Net income                                     $    1.15      $   0.04
----------------------------------------------------------------------
Diluted per common share:
 Income before extraordinary item                $    1.13      $   0.17
  Extraordinary item, net of taxes                      -         (0.13)
----------------------------------------------------------------------
  Net income                                     $   1.13       $   0.04
----------------------------------------------------------------------
Average number of shares outstanding:
  Basic                                              86.3           91.5
  Diluted                                            87.7           92.5
======================================================================
The Timber Company
Income before extraordinary item                 $     46       $     52
Extraordinary item, net of taxes                         -           (2)
----------------------------------------------------------------------
Net income                                       $     46       $     50
----------------------------------------------------------------------
Basic and diluted per common share:
   Income before extraordinary item              $   0.53       $   0.56
   Extraordinary item, net of taxes                     -         (0.02)
----------------------------------------------------------------------
  Net income                                     $  0.53        $   0.54
----------------------------------------------------------------------
Average number of shares outstanding:
     Basic                                          86.4            92.3
  Diluted                                           86.6            93.0
======================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                    First quarter
                                                   ---------------                                                       ---
(In millions)                                     1999         1998
----------------------------------------------------------------------
Cash flows from operating activities
   Net income                                    $     145   $     54
  Adjustments to reconcile net income to cash          183        186
   provided by operations:
   Depreciation
    Cost of timber harvested                            38         39
    Deferred income taxes                               13         15
    Amortization of goodwill                            15         15
    Stock compensation programs                          2          5
    Gain on sales of assets                            (5)        (9)
    Increase in receivables                          (109)        (1)
    (Increase) decrease in inventories                (46)         40
    Decrease (increase) in other working capital        10      (154)
    Increase in taxes payable                           14         47
    Change in other assets and other                   (2)          1
     long-term liabilities
----------------------------------------------------------------------
Cash provided by operations                            258        238
----------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment investments          (107)      (118)
  Timber and timberland purchases                     (30)       (68)
  Acquisitions                                        (38)          -
  (Increase) in cash restricted for capital              -       (26)
expenditures
  Proceeds from sales of assets                          8         33
  Other                                                 10          8
----------------------------------------------------------------------
Cash (used for) investing activities                 (157)      (171)
----------------------------------------------------------------------
Cash flows from financing activities
  Repayments of long-term debt                        (59)      (601)
  Additions to long-term debt                           46        117
  Fees paid to issue debt                                -        (1)
  Increase (decrease) in bank overdrafts              (35)         17
  Increase in commercial paper and                      68        531
      other short-term notes
  Stock repurchases                                  (114)       (65)
  Proceeds from option plan exercises                   36          2
  Cash dividends paid                                 (43)       (46)
----------------------------------------------------------------------
Cash (used for) financing activities                 (101)       (46)
----------------------------------------------------------------------
Increase in cash                                         -         21
  Balance at beginning of period                         5          8
----------------------------------------------------------------------
  Balance at end of period                       $       5   $     29
======================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries


(In millions, except shares and per share amounts)     April 3,   December 31,
amounts)                                                1999           1998
----------------------------------------------------------------------
ASSETS                                               (Unaudited)
Current assets
  Cash                                                $        5   $       5
  Receivables, less allowances of $24
     and $25, respectively                                 1,342       1,233
  Inventories                                              1,337       1,280
  Deferred income tax assets                                  61          61
  Other current assets                                        55          66
----------------------------------------------------------------------
Total current assets                                       2,800       2,645
----------------------------------------------------------------------
Timber and timberlands, net                                1,197       1,206
----------------------------------------------------------------------
Property, plant and equipment
   Land, buildings, machinery and equipment, at cost      14,551      14,453
   Accumulated depreciation                              (8,368)     (8,204)
----------------------------------------------------------------------
Property, plant and equipment, net                         6,183       6,249
----------------------------------------------------------------------
Goodwill, net                                              1,693       1,677
----------------------------------------------------------------------
Other assets                                                 932         923
----------------------------------------------------------------------
Total assets                                          $   12,805   $  12,700
======================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank overdrafts, net                                 $      160   $     195
 Commercial paper and other short-term notes               1,277       1,209
 Current portion of long-term debt                            22          22
 Accounts payable                                            571         556
 Accrued compensation                                        196         247
 Other current liabilities                                   490         419
----------------------------------------------------------------------
Total current liabilities                                  2,716       2,648
----------------------------------------------------------------------
Long-term debt, excluding current portion                  4,112       4,125
----------------------------------------------------------------------
Other long-term liabilities                                1,586       1,572
----------------------------------------------------------------------
Deferred income tax liabilities                            1,246       1,231
----------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                                          75          75
 Common stock
  Georgia-Pacific Group, par value $.80; 400,000,000
   shares authorized; 93,824,000 and 93,282,000
   shares issued
  The Timber Company, par value $.80; 250,000,000
   shares authorized; 92,893,000 and 92,785,000
   shares issued
 Treasury stock, at cost                                   (615)       (492)
   7,932,000 and 6,762,000 shares of Georgia-Pacific
   Group common stock and 7,113,700 and 5,704,000
   shares of The Timber Company common stock
 Additional paid-in capital                                1,444       1,406
 Retained earnings                                         2,280       2,178
 Accumulated other comprehensive income                     (39)        (43)
----------------------------------------------------------------------
Total shareholders' equity                                 3,145       3,124
----------------------------------------------------------------------
Total liabilities and shareholders' equity            $   12,805   $  12,700
======================================================================

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                 First quarter
                                               ------------------
(In millions)                                   1999        1998
----------------------------------------------------------------------
Net income                                     $   145     $   54
 Other comprehensive income (loss) before tax:
   Foreign currency translation adjustments          6        (1)
 Income tax expense related to
  items of other comprehensive income              (2)          -
----------------------------------------------------------------------
Comprehensive income                           $   149     $   53
======================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
APRIL 3, 1999

1. PRINCIPLES OF PRESENTATION. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 3 below. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. The Timber Company's and the Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements.

     On or about April 22, 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact on the current quarter of three additional days was not material. There will be no transition period on which to report.

2. PROVISION FOR INCOME TAXES. The effective tax rate was 41 percent for the three months ended April 3, 1999, and 42 percent for the three months ended March 31, 1998. The effective tax rate for each period was different than the statutory rates primarily because of nondeductible goodwill amortization expense.

3.   EXTRAORDINARY ITEM.  The Corporation redeemed approximately
     $400 million of its outstanding debt during the first quarter of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $14 million.

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

     The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 1999 and 1998.


                                               First Quarter
                                         -------------------------
(In millions, except                          1999        1998
per share amounts)
---------------------------------------------------------------
                                           Georgia-Pacific Group
---------------------------------------------------------------
Basic and diluted income available to
  shareholders (numerator):
     Income before extraordinary item      $      99     $    16
     Extraordinary item, net of taxes              -         (12)
---------------------------------------------------------------
     Net income                            $      99     $     4
================================================================
Shares (denominator):                           86.3        91.5
   Average shares outstanding
Dilutive securities:                             1.3         0.9
     Stock incentive and option plans
     Employee stock purchase plans               0.1         0.1
---------------------------------------------------------------
   Total assuming conversion                    87.7        92.5
================================================================
Basic per share amounts:
     Income before extraordinary item      $    1.15   $    0.17
     Extraordinary item, net of taxes              -      (0.13)
---------------------------------------------------------------
     Net income                            $    1.15   $    0.04
================================================================
Diluted per share amounts:
     Income before extraordinary item      $    1.13   $    0.17
     Extraordinary item, net of taxes              -       (0.13)
---------------------------------------------------------------
     Net income                            $   1.13    $   0.04
================================================================




                                               First Quarter
                                         -------------------------
(In millions, except                          1999        1998
per share amounts)
---------------------------------------------------------------
                                             The Timber Company
---------------------------------------------------------------
Basic and diluted income available to
  shareholders (numerator):
     Income before extraordinary item      $     46    $     52
     Extraordinary item, net of taxes             -         (2)
---------------------------------------------------------------
     Net income                            $     46          50
================================================================
Shares (denominator):
   Average shares outstanding                  86.4        92.3
Dilutive securities:
     Stock incentive and option plans           0.2         0.7
---------------------------------------------------------------
   Total assuming conversion                   86.6        93.0
================================================================
Basic and diluted per share amounts:
     Income before extraordinary item      $   0.53    $   0.56
     Extraordinary item, net of taxes             -       (0.02)
---------------------------------------------------------------
     Net income                            $   0.53        0.54
================================================================


5. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.



                                               First quarter
                                            -------------------
(In millions)                                 1999        1998
---------------------------------------------------------------

Total interest costs                       $    112    $    115
Interest capitalized                            (1)         (1)
---------------------------------------------------------------
Interest expense                           $    111    $    114
================================================================
Interest paid                              $     80    $    107
================================================================
Income taxes paid (refunded), net          $     73         (23)
================================================================



6. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:



(In millions)                             April 3,     December 31,
                                            1999           1998
---------------------------------------------------------------
Raw materials                            $       373   $      418
Finished goods                                   859          760
Supplies                                         314          311
LIFO reserve                                   (209)        (209)
---------------------------------------------------------------
Total inventories                        $     1,337   $    1,280
===============================================================


7. ACQUISITIONS. At the end of the first quarter of 1999, the Corporation completed the acquisition of a packaging plant and a treated lumber facility and paid approximately $38 million in cash. The results of operations of these acquired businesses will be consolidated with that of the Corporation beginning April 4, 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the market value of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill related to the packaging plant and treated lumber facility will be amortized over 40 years and 15 years, respectively.

8. SHARE REPURCHASES. During the first three months of 1999, Georgia-Pacific Group purchased on the open market approximately 1,270,000 shares of Georgia-Pacific Group common stock at an aggregate price of $91 million ($71.69 average per share). Of these share repurchases, approximately 1,170,000 shares of Georgia-Pacific Group common stock were held as treasury stock and 100,000 shares were purchased during the first quarter of 1999 and settled after April 3, 1999. During the first quarter of 1999, The Timber Company purchased on the open market approximately 1,474,000 shares of The Timber Company common stock at an aggregate price of $32 million ($22.10 average per share). Of these repurchased shares, approximately 1,409,700 shares of The Timber Company common stock were held as treasury stock and 64,300 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

     During the first three months of 1998, Georgia-Pacific Group purchased on the open market approximately 983,500 shares of Georgia-Pacific Group common stock at an aggregate price of $60 million ($61.48 average per share), of which 60,000 shares settled after March 31, 1998. In addition during the first quarter of 1998, the Georgia-Pacific Group paid $8 million for 129,000 shares of Georgia-Pacific Group common stock that were purchased during December 1997 and settled in January 1998. During the first quarter of 1998, no shares of The Timber Company common stock were repurchased.

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

     The Corporation is involved in environmental remediation activities at approximately 182 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 44 percent are being investigated, approximately 30 percent are being remediated and approximately 26 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 73,700 such plaintiffs as of April 22, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

     On May 6, 1998, suit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc., a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of the Corporation's resins manufacturing operation in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from the Corporation's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. Prior to the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and adjusted on a case-by-case basis. The Corporation has denied the material allegations of the lawsuit. While it is premature to evaluate the claims asserted in the lawsuit, the Corporation believes it has meritorious defenses.

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

10. OPERATING SEGMENT INFORMATION. The Corporation has five reportable operating segments: building products, distribution, timber, containerboard and packaging, and pulp and paper. The following represents selected operating data for each reportable segment for the first quarter of 1999 and 1998.


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                    First
per share, in millions)                   Quarter
-------------------------------------------------------------
1999
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                       $     890   26%
Distribution                                1,098   32
Timber                                         53    2
Containerboard and packaging                  523   15
Pulp and paper                                840   25
Other                                           1    -
--------------------------------------------------------------
Total net sales to                      $   3,405  100%
  Unaffiliated customers
==============================================================
INTERSEGMENT SALES
Building products                       $     550
Distribution                                    2
Timber                                         86
Containerboard and packaging                   15
Pulp and paper                                  6
Other*                                      (659)
--------------------------------------------------------------
Total intersegment sales                $       -
==============================================================
TOTAL NET SALES
Building products                       $   1,440   42%
Distribution                                1,100   32
Timber                                        139    4
Containerboard and packaging                  538   16
Pulp and paper                                846   25
Other*                                       (658)(19)
--------------------------------------------------------------
Total net sales                         $   3,405  100%
==============================================================
OPERATING PROFITS
Building products                       $     248   70%
Distribution                                   18    5
Timber                                         94   26
Containerboard and packaging                   40   11
Pulp and paper                                 20    6
Other                                        (65) (18)
--------------------------------------------------------------
Total operating profits                       355  100%
                                                   ===
Interest expense                            (111)
Provision for income taxes                   (99)
--------------------------------------------------------------
Net income                              $     145
==============================================================


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                    First
per share, in millions)                   Quarter
---------------------------------------------------------------
1998
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                       $     765   24%
Distribution                                1,024   32
Timber                                         28    1
Containerboard and packaging                  488   15
Pulp and paper                                915   28
Other                                           1    -
---------------------------------------------------------------
Total net sales to
Unaffiliated customers                  $   3,221  100%
===============================================================
INTERSEGMENT SALES                      $
Building products                             354
Distribution                                    2
Timber                                        117
Containerboard and packaging                   15
Pulp and paper                                  8
Other*                                      (496)
---------------------------------------------------------------
Total intersegment sales                $       -
===============================================================
TOTAL NET SALES
Building products                       $   1,119   35%
Distribution                                1,026   32
Timber                                        145    4
Containerboard and packaging                  503   16
Pulp and paper                                923   29
Other*                                      (495) (16)
---------------------------------------------------------------
Total net sales                         $   3,221  100%
===============================================================
OPERATING PROFITS
Building products                             103   45%
Distribution                                  (17)  (7)
Timber                                        103   45
Containerboard and packaging                   33   14
Pulp and paper                                 71   30
Other                                        (62) (27)
---------------------------------------------------------------
Total operating profits                       231  100%
                                                   ===
Interest expense                            (114)
Provision for income taxes                   (49)
---------------------------------------------------------------
Income before extraordinary item              68
Extraordinary item, net of taxes            (14)
---------------------------------------------------------------
Net income                              $     54
===============================================================

*Includes elimination of intersegment sales.

11. SUBSEQUENT EVENTS. In April 1999, The Timber Company reached an agreement to sell approximately 390,000 acres of timberlands in the Canadian province of New Brunswick to the provincial government for approximately $41 million ($62.5 million Canadian). The properties are located in Charlotte and York counties. The transaction closed on May 6, 1999.

    Also in April 1999, The Timber Company reached an agreement to sell approximately 440,000 acres of timberlands in Maine to an institutional investor. The properties are located in Washington, Aroostook and Penebscot counties. This transaction is expected to close late in the second quarter or early in the third quarter of 1999.

    On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The stock dividend of one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group will be paid June 3, 1999.

    On May 7, 1999, the Corporation offered to acquire all outstanding shares of Unisource Worldwide, Inc. ("Unisource") in a cash merger for $12 per share. No definitive agreement between the Corporation and Unisource has been reached. As of January 31, 1999, Unisource had approximately 70 million shares of common stock outstanding.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

The Corporation reported consolidated net sales of approximately $3.4 billion for the first quarter of 1999 and $3.2 billion for the first quarter of 1998. Net income for the 1999 first quarter was $145 million compared with $54 million in 1998. Net income in the first quarter of 1998 included an after-tax extraordinary charge of $14 million for the early retirement of debt.

The remaining discussion refers to the "Consolidated Selected
Operating Segment Data"table (included in Note 10 to the
Consolidated Financial Statements).

The Corporation's building products segment reported net sales of $1,440 million for the first three months of 1999 compared with $1,119 million in 1998. Operating profits were $248 million in 1999 compared with $103 million in 1998. The 1999 first quarter building products results included a $5 million pre-tax charge for the closure of a hardboard manufacturing facility. Return on sales was 17 percent and 9 percent for the three months ended April 3, 1999 and March 31, 1998, respectively. The higher quarter-over-quarter profits resulted principally from increases in structural panels and gypsum selling prices as well as increased demand for these products. Oriented strand board prices were approximately 33 percent above the prior year's quarter, Gypsum prices increased 16 percent, and plywood prices were up 19 percent. The Corporation expects continued strength in building products businesses related to the robust U.S. economy.

The Corporation's distribution segment reported net sales of $1,100 million for the first three months of 1999 compared with $1,026 million in 1998. Operating profits for the distribution segment were $18 million in the first quarter of 1999 compared with a loss of $17 million in the first quarter of 1998. The improvement in the distribution segment operating profits reflects higher pricing in 1999 and the benefits from the implementation of the restructuring plan initiated in the fourth quarter of 1997.

The timber segment reported net sales of approximately $139 million and $145 million for the first quarter of 1999 and 1998, respectively. Operating profit in the timber segment decreased $9 million to $94 million in 1999 compared to $103 million in 1998, primarily as a result of declining timber prices offset somewhat by slightly higher harvest volumes.

The Corporation's containerboard and packaging segment reported net sales of $538 million and operating profits of $40 million in the first quarter of 1999, compared with net sales of $503 million and operating profits of $33 million in the first quarter of 1998. Return on sales was 7 percent for both periods. Despite lower selling prices for containerboard and packaging in the first quarter of 1999, the increase in year-over-year operating profit was due primarily to cost reductions in the packaging business. Average containerboard prices for the first quarter of 1999 were approximately 16 percent below the prior year first quarter.

The Corporation's pulp and paper segment reported net sales of $846 million and operating profits of $20 million in the 1999 first quarter. For the same period in 1998, the segment reported net sales of $923 million and operating profits of $71 million. The pulp and paper segment 1999 first quarter results included a $3 million pre-tax charge for the closure of a chlor/alkali manufacturing operation.
Return on sales decreased to 2 percent in 1999 from 8 percent in 1998 principally due to a decrease in average selling prices for all of the Corporation's pulp and paper products. Quarter over quarter pulp prices were approximately 11 percent lower, communication papers prices were approximately 14 percent lower and tissue prices were approximately 2 percent lower. During the first quarter of 1999, the pulp and paper segment took market-related down time at its pulp and paper mills and reduced pulp production by 91,000 tons and communication papers production by 11,000 tons. The pulp and paper segment expects to continue this pattern in the second quarter of 1999. Pulp and paper prices have been increasing since the 1998 fourth quarter. The Corporation expects improvement in the pulp and paper segment as global markets improve, combined with capacity growth and price recovery.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $3 million to a loss of $65 million in 1999 from a loss of $62 million in the 1998 first quarter. This increase was primarily a result of the continuing trend of higher litigation costs offset by lower incentive plan compensation costs for the 1990 Long-Term Incentive Plan.

Interest expense decreased $3 million to $111 million in the first quarter of 1999 compared with $114 million in the first quarter of 1998 as a result of lower average interest rates.

The Corporation redeemed approximately $400 million of its outstanding debt during the first quarter of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $14 million during that quarter.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $258 million for the three months ended April 3, 1999 compared with $238 million a year ago. The increase is primarily a result of very strong demand and improved prices for several building products' items. This increase was partially offset by higher working capital levels.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended April 3, 1999 were $107 million, which included $44 million in the building products segment, $2 million in the distribution segment, $12 million in the containerboard and packaging segment, $40 million in the pulp and paper segment and $9 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $30 million in the first quarter of 1999 compared with $68 million in 1998.

At the end of the first quarter of 1999, the Corporation completed the acquisition of a packaging plant and a treated lumber facility and paid approximately $38 million in cash. The results of operations of these acquired businesses will be consolidated with that of the Corporation beginning April 4, 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the market value of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill related to the packaging plant and treated lumber facility will be amortized over 40 years and 15 years, respectively.

During the first quarter of 1999, the Corporation received $8 million of proceeds from the sale of assets, compared with $33 million in the same quarter of 1998. The 1998 proceeds were principally from sales of real estate development properties located in South Carolina and Florida.

In 1999, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

In April 1999, The Timber Company reached an agreement to sell approximately 390,000 acres of timberlands in the Canadian province of New Brunswick to the provincial government for approximately $41 million ($62.5 million Canadian). The properties are located in Charlotte and York counties. The transaction closed on May 6, 1999.

Also in April 1999, The Timber Company reached an agreement to sell approximately 440,000 acres of timberlands in Maine to an institutional investor. The properties are located in Washington, Aroostook and Penebscot counties. This transaction is expected to close late in the second quarter or early in the third quarter of 1999.

On May 7, 1999, the Corporation offered to acquire all outstanding shares of Unisource Worldwide, Inc. ("Unisource") in a cash merger for $12 per share. No definitive agreement between the Corporation and Unisource has been reached. As of January 31, 1999, Unisource had approximately 70 million shares of common stock outstanding.

FINANCING ACTIVITIES. The Corporation's total debt increased by $20 million to $5.57 billion at April 3, 1999 from $5.55 billion at December 31, 1998. At April 3, 1999 and December 31, 1998, $4.58 billion and $4.57 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $989 million and $983 million, respectively, was The Timber Company's debt.

During the first quarter of 1999, approximately $59 million of fixed and floating rate industrial revenue bonds were replaced of which $48 million were refunded by fixed rate instruments and $11 million were refunded by variable rate instruments.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of April 3, 1999, $503 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with the management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. There have been no significant changes to reported market risk since December 31, 1998.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At April 3, 1999, the Corporation's weighted average interest rate on its total debt was 7.1% including the accounts receivable sale program and outstanding interest rate exchange agreements. At April 3, 1999, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.0% to fixed rate obligations with an average effective interest rate of 6.8%. These agreements have a weighted average maturity of approximately 3.2 years. As of April 3, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.3 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at April 3, 1999.

As of April 3, 1999, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

During the first three months of 1999, Georgia-Pacific Group purchased on the open market approximately 1,270,000 shares of Georgia-Pacific Group common stock at an aggregate price of $91 million ($71.69 average per share). Of these share repurchases, approximately 1,170,000 shares of Georgia-Pacific Group common stock were held as treasury stock and 100,000 shares were purchased during the first quarter of 1999 and settled after April 3, 1999. During the first quarter of 1999, The Timber Company purchased on the open market approximately 1,474,000 shares of The Timber Company common stock at an aggregate price of $32 million ($22.10 average per share). Of these repurchased shares, approximately 1,409,700 shares of The Timber Company common stock were held as treasury stock and 64,300 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

Since December 1997 through April 3, 1999, The Corporation purchased on the open market approximately 9,314,000 shares of the Georgia-Pacific Group stock at an aggregate price of $540 million ($57.94 average per share) and approximately 7,178,000 shares of The Timber Company stock at an aggregate price of $153 million ($21.45 average per share).

Subsequent to April 3, 1999 through May 11, 1999, The Corporation purchased on the open market approximately 1,104,000 shares of the Georgia-Pacific Group stock at an aggregate price of $99 million ($89.51 average per share) and approximately 962,000 shares of The Timber Company stock at an aggregate price of $23 million ($24.28 average per share). The Corporation expects to repurchase shares of the Georgia-Pacific Group and The Timber Company stock throughout 1999 as long as debt levels are below the established thresholds.

During the first quarter of 1999, the Corporation received $33 million and $3 million from the exercise of stock options of Georgia-Pacific Group common stock and The Timber Company common stock, respectively.

During the first quarter of 1999 and 1998, The Corporation paid $43 million and $46 million, respectively, in dividends. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The stock dividend of one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group will be paid June 3, 1999. Also on May 4, 1999, the Board of Directors declared a regular quarterly dividend of 25 cents per share on each of the Georgia-Pacific Group and The Timber Company common stocks. These dividends are payable May 27, 1999, to shareholders of record May 13, 1999. It is anticipated that future dividends on Georgia-Pacific Group common stock will be declared at the rate of 12.5 cents per share as a result of the stock split.


OTHER. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, but no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments, primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.

The Corporation is working to resolve the effects of the Year 2000 problem on its information systems, the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Corporation began a companywide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, the Corporation developed a Year 2000 plan, under which all key systems are being tested, and noncompliant software or technology is being modified or replaced. The Corporation is also surveying and assessing the Year 2000 readiness status and compatibility of customers' and suppliers' systems and processes that interface with the Corporation's systems or could otherwise impact the Corporation's operations.

The Corporation completed the necessary revisions and unit testing to most systems and processes in 1998 with a few systems scheduled for revision in early 1999. Full integration testing and verification of such systems and processes for Year 2000 readiness will continue and be completed during 1999. At the end of March 1999, 64 percent of the Corporation's systems are considered fully Year 2000 ready, and 35 percent are in the final stages of full integration testing. The remaining 1 percent are non mission critical systems expected to be completed by June or early July 1999. Early in 1998, the Corporation completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. At the end of March 1999, over 80 percent of the process control and embedded chip inventory has been fully analyzed and remediated as necessary; 13 percent of the inventory is currently in the repair or test phase, with the remaining 7 percent still being assessed. Final post-repair testing is scheduled to be complete at all operations by the end of September 1999. Due to system acquisitions and the number and complexity of existing systems, the Corporation expects some continuing additions of noncritical systems to the inventory list.

The Corporation has contacted each of its critical suppliers and service providers including government services, transportation, energy and communication providers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is currently reviewing their responses and conducting follow-up reviews as necessary. The Corporation has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will be assessing the need for further testing with customers as appropriate. While the Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Corporation's major customers, suppliers and service providers to modify or replace their affected systems, could have a material adverse impact on the Corporation's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst-case scenario of failure by the Corporation or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Corporation's facilities, including its limited foreign operations and a temporary inability on the part of the Corporation to process orders and billings in a timely manner and to deliver finished products to customers. The Corporation's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers as well as direct access to qualified vendor technical support and manual alternatives to systems operations. These options will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures in areas outside the Corporation's control. The primary goal of the Corporation's contingency plan is to minimize the adverse impact to personnel safety, environmental safety and assets. Contingency plans will be finalized by July 1999.

The Corporation currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million (including approximately $10 million of capital costs), of which $20 million has been incurred to date and $20 million is included for the impact of contingency planning activities and unexpected events. In addition, the Corporation expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $13 million has been incurred to date. The bulk of the incremental costs relates to replacement or modification of affected process control systems in the Corporation's manufacturing operations and is projected to be incurred in the second and third quarters of 1999. The majority of the internal costs relates to code remediation and testing and is projected to be incurred through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; the ability of the Corporation, and its customers and suppliers, to address the Year 2000 problem in a timely and efficient manner; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets, particularly the Asian markets; variations in the level of housing starts; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; and other risks, uncertainties and assumptions discussed in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 9 of the Notes to Consolidated Financial Statements.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group


                                                First Quarter,
                                              -----------------
(In millions, except per share amounts)        1999          1998
-----------------------------------------------------------------------
Net sales                                    $    3,352    $    3,193
-----------------------------------------------------------------------
Costs and expenses
  Cost of sales excluding depreciation and
    cost of timber harvested shown below
     The Timber Company                              20            24
     Third parties                                2,507         2,475
-----------------------------------------------------------------------
  Total cost of sales                             2,527         2,499
  Selling, general and
    administrative                                  288           262
  Depreciation and cost of
    timber harvested
     The Timber Company                              66            93
     Third parties                                  210           211
-----------------------------------------------------------------------
  Total depreciation and cost of
    timber harvested                                276           304
  Interest                                           93            96
-----------------------------------------------------------------------
Total costs and expenses                          3,184         3,161
-----------------------------------------------------------------------
Income before income taxes
  and extraordinary item                            168           32
Provision for income taxes                           69           16
-----------------------------------------------------------------------
Income before extraordinary item                     99           16
Extraordinary item, net of taxes                      -         (12)
-----------------------------------------------------------------------
Net income                                   $       99    $       4
======================================================================
Basic per common share:
  Income before extraordinary item           $     1.15    $    0.17
  Extraordinary item, net of taxes                    -       (0.13)
-----------------------------------------------------------------------
  Net income                                 $     1.15    $    0.04
======================================================================
Diluted per common share:
  Income before extraordinary item           $     1.13    $    0.17
  Extraordinary item, net of taxes                    -       (0.13)
-----------------------------------------------------------------------
  Net income                                 $     1.13    $    0.04
======================================================================
Average number of shares outstanding:
  Basic                                            86.3         91.5
  Diluted                                          87.7         92.5
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
                                                    First Quarter,
                                                  ------------------
(In millions)                                       1999      1998
-----------------------------------------------------------------------
Cash flows from operating activities
 Net income                                      $       99  $     4
  Adjustments to reconcile net income to cash           182      185
   provided by operations:
   Depreciation
   Cost of timber harvested - The Timber Company         66       93
   Cost of timber harvested - Third Parties              28       26
   Deferred income taxes                                 13       14
   Amortization of goodwill                              15       15
   Stock compensation programs                            1        5
   Gain on sales of assets                              (1)      (1)
   (Increase) decrease in receivables                 (108)        3
   (Increase) Decrease in inventories                  (46)       40
   Decrease (increase) in other working capital           6    (158)
   Increase in taxes payable                             14       47
   Change in other assets and other                     (2)        2
     long-term liabilities
-----------------------------------------------------------------------
Cash provided by operations                             267      275
-----------------------------------------------------------------------
Cash flows from investment activities                 (107)    (117)
  Property, plant and equipment investments
  Timber purchases from The Timber Company             (61)     (94)
  Timber contract purchases from third parties         (19)     (48)
  Acquisitions                                         (38)        -
  (Increase) in cash restricted for capital               -     (26)
expenditures
  Proceeds from sales of assets                           3        6
  Other                                                  12       13
-----------------------------------------------------------------------
Cash (used for) investment activities                 (210)    (266)
-----------------------------------------------------------------------
Cash flows from financing activities                     14       98
  Additions to long-term debt
  Common stock repurchased                             (83)     (65)
  Cash dividends paid                                  (21)     (23)
  Proceeds from option plan exercises                    33        2
-----------------------------------------------------------------------
Cash (used for) provided by financing activities       (57)       12
-----------------------------------------------------------------------
Increase in cash                                          -       21
  Balance at beginning of period                          5        8
-----------------------------------------------------------------------
  Balance at end of period                       $        5  $    29
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--Georgia-Pacific Group


(In millions)                               April 3,      December 31,
                                              1999           1998
------------------------------------------------------------------------
ASSETS                                     (Unaudited)
Current assets
  Cash                                     $        5     $     5
  Receivables, less allowances of $24           1,340       1,231
     and $25, respectively
  Inventories                                   1,336       1,278
  Deferred income tax assets                       61          61
  Other current assets                             51          65
------------------------------------------------------------------------
Total current assets                            2,793       2,640
------------------------------------------------------------------------
Timber contracts                                   65          78
------------------------------------------------------------------------
Property, plant and equipment                  14,485      14,387
  Land and improvements, buildings,
  machinery and equipment and
construction in
  progress, at cost
  Accumulated depreciation                    (8,325)     (8,162)
----------------------------------------------------------------------
Property, plant and equipment, net              6,160       6,225
-----------------------------------------------------------------------
Goodwill, net                                   1,693       1,677
-----------------------------------------------------------------------
Other assets                                      924         918
-----------------------------------------------------------------------
Total assets                               $    11,635    $11,538
======================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt                           $     1,200  $   1,173
 Accounts payable                                 565         553
 Accrued compensation                             193         243
 Other current liabilities                        480         412
----------------------------------------------------------------------
Total current liabilities                       2,438       2,381
----------------------------------------------------------------------
Long-term debt, excluding current portion       3,382       3,395
----------------------------------------------------------------------
Other long-term liabilities                     1,579       1,566
----------------------------------------------------------------------
Deferred income tax liabilities                 1,002         987
----------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                            3,234       3,209
----------------------------------------------------------------------
Total liabilities and shareholders' equity $   11,635   $  11,538
======================================================================

The accompanying notes are an integral part of these financial statements.



COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                First quarter
                                              ------------------
(In millions)                                  1999       1998
----------------------------------------------------------------------
Net income                                   $      99    $     4
 Other comprehensive income (loss) before tax:
  Foreign currency translation adjustments           6        (1)
  Income tax expense related to
  items of other comprehensive income              (2)          -
----------------------------------------------------------------------
Comprehensive income                         $     103    $     3
======================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
APRIL 3, 1999

1. PRINCIPLES OF PRESENTATION. The combined financial statements include the accounts of Georgia-Pacific Group and subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Georgia-Pacific Group's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 3 below. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. The Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and The Timber Company's combined financial statements.

     On or about April 22, 1999, the Georgia-Pacific Group determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Georgia-Pacific Group reports its quarterly periods on a 13-week basis ending on a Saturday. The impact on the current quarter of three additional days was not material. There will be no transition period on which to report.

2. PROVISION FOR INCOME TAXES. The effective tax rates for the periods were different than the statutory rates primarily because of nondeductible goodwill amortization expense.

3. EXTRAORDINARY ITEM. Georgia-Pacific Corporation called approximately $400 million of its outstanding debt during the 1998 first quarter. As a result, an after-tax extraordinary charge of $12 million (13 cents per share) was allocated to the Georgia-Pacific Group based on the ratio of the Georgia-Pacific Group's debt to the Corporation's total debt.

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

     The following table provides earnings and per share data for the Georgia-Pacific Group for 1999 and 1998.


                                               First Quarter
                                           ---------------------
(In millions, except per share amounts)       1999          1998
---------------------------------------------------------------

Basic and diluted income available to
  shareholders (numerator):
     Income before extraordinary item      $       99    $     16
     Extraordinary item, net of taxes               -        (12)
---------------------------------------------------------------
     Net income                            $       99    $      4
================================================================
Shares (denominator):                            86.3        91.5
   Average shares outstanding
   Dilutive securities:                           1.3         0.9
     Stock incentive and option plans
     Employee stock purchase plans                0.1         0.1
---------------------------------------------------------------
   Total assuming conversion                     87.7        92.5
================================================================
Basic per share amounts:
     Income before extraordinary item      $     1.15    $   0.17
     Extraordinary item, net of taxes               -      (0.13)
---------------------------------------------------------------
     Net income                            $     1.15    $   0.04
================================================================
Diluted per share amounts:
     Income before extraordinary item      $     1.13    $   0.17
     Extraordinary item, net of taxes               -      (0.13)
---------------------------------------------------------------
     Net income                            $     1.13        0.04
================================================================


5. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Georgia-Pacific
     Group uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:



(In millions)                             April 3,     December 31,
                                            1999          1998
---------------------------------------------------------------
Raw materials                            $       373     $    417
Finished goods                                   858          760
Supplies                                         314          310
LIFO reserve                                   (209)        (209)
---------------------------------------------------------------
Total inventories                        $     1,336     $  1,278
===============================================================



6. ACQUISITIONS. At the end of the first quarter of 1999, the Georgia-Pacific Group completed the acquisition of a packaging plant and a treated lumber facility and paid approximately $38 million in cash. The results of operations of these acquired businesses will be consolidated with that of the Georgia-Pacific Group beginning April 4, 1999. The Georgia-Pacific Group has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the market value of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill related to the packaging plant and treated lumber facility will be amortized over 40 years and 15 years, respectively.

7. SHARE REPURCHASES. During the first three months of 1999, Georgia-Pacific Group purchased on the open market approximately 1,270,000 shares of Georgia-Pacific Group common stock at an aggregate price of $91 million ($71.69 average per share). Of these share repurchases, approximately 1,170,000 shares of Georgia-Pacific Group common stock were held as treasury stock and 100,000 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

     During the first three months of 1998, Georgia-Pacific Group purchased on the open market approximately 983,500 shares of Georgia-Pacific Group common stock at an aggregate price of $60 million ($61.48 average per share), of which 60,000 shares settled after March 31, 1998. In addition during the first quarter of 1998, the Georgia-Pacific Group paid $8 million for 129,000 shares of Georgia-Pacific Group common stock that were purchased during December 1997 and settled in January 1998.

8. COMMITMENTS AND CONTINGENCIES. The Georgia-Pacific Group is subject to various legal proceedings and claims that arise in the ordinary course of its business. As is the case with other companies in similar industries, the Georgia-Pacific Group faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides very limited coverage for environmental matters.

     The following sets forth legal proceedings and claims arising out of the operations of the Georgia-Pacific Group to which the Corporation is a party. The holders of Georgia-
     Pacific Group stock are shareholders of the Corporation and are subject to all of the risks associated with an investment in the Corporation, including any legal proceedings and claims involving The Timber Company.

     The Corporation is involved in environmental remediation activities at approximately 182 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 44 percent are being investigated, approximately 30 percent are being remediated and approximately 26 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 73,700 such plaintiffs as of April 22, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

     On May 6, 1998, suit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc., a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of the Corporation's resins manufacturing operation in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from the Corporation's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. Prior to the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and adjusted on a case-by-case basis. The Corporation has denied the material allegations of the lawsuit. While it is premature to evaluate the claims asserted in the lawsuit, the Corporation believes it has meritorious defenses.

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

9. OPERATING SEGMENT INFORMATION. Georgia-Pacific Group has four reportable operating segments: building products, distribution, containerboard and packaging, and pulp and paper. The following represents selected operating data for each reportable segment for the first quarter of 1999 and 1998.


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                   First
per share, in millions)                  Quarter
-------------------------------------------------------------
1999
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                     $   890    26%
Distribution                            1,098    33
Containerboard and packaging              523    16
Pulp and paper                            840    25
Other                                       1     -
--------------------------------------------------------------
Total net sales to
  Unaffiliated customers                3,352   100%
==============================================================
INTERSEGMENT SALES
Building products                     $   550
Distribution                                2
Containerboard and packaging               15
Pulp and paper                              6
Other*                                  (573)
--------------------------------------------------------------
Total intersegment sales              $     -
==============================================================
TOTAL NET SALES
Building products                     $ 1,440    43%
Distribution                            1,100    33
Containerboard and packaging              538    16
Pulp and paper                            846    25
Other*                                  (572)  (17)
--------------------------------------------------------------
Total net sales                       $ 3,352   100%
==============================================================
OPERATING PROFITS
Building products                     $   248    95%
Distribution                               18     7
Containerboard and packaging               40    15
Pulp and paper                             20     8
Other                                    (65)  (25)
--------------------------------------------------------------
Total operating profits                   261   100%
                                                ===
Interest expense                         (93)
Provision for income taxes               (69)
--------------------------------------------------------------
Net income                            $    99
==============================================================


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                   First
per share, in millions)                  Quarter
---------------------------------------------------------------
1998
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                     $   765    24%
Distribution                            1,024    32
Containerboard and packaging              488    15
Pulp and paper                            915    29
Other                                       1     -
---------------------------------------------------------------
Total net sales to
  Unaffiliated customers              $ 3,193   100%
===============================================================
INTERSEGMENT SALES
Building products                     $   354
Distribution                                2
Containerboard and packaging               15
Pulp and paper                              8
Other*                                  (379)
---------------------------------------------------------------
Total intersegment sales              $     -
===============================================================
TOTAL NET SALES
Building products                     $ 1,119    35%
Distribution                            1,026    32
Containerboard and packaging              503    16
Pulp and paper                            923    29
Other*                                  (378)  (12)
---------------------------------------------------------------
Total net sales                       $ 3,193   100%
===============================================================
OPERATING PROFITS
Building products                     $   103    80%
Distribution                             (17)  (13)
Containerboard and packaging               33    26
Pulp and paper                             71    55
Other                                    (62)  (48)
---------------------------------------------------------------
Total operating profits                   128   100%
                                                ===
Interest expense                         (96)
Provision for income taxes               (16)
---------------------------------------------------------------
Income before extraordinary item          16
Extraordinary item, net of taxes        (12)
---------------------------------------------------------------
Net income                            $    4
===============================================================

*Includes elimination of intersegment sales.


10. SUBSEQUENT EVENTS. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The stock dividend of one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group will be paid June 3, 1999.

     On May 7, 1999, the Corporation offered to acquire all outstanding shares of Unisource Worldwide, Inc. ("Unisource") in a cash merger for $12 per share. No definitive agreement between the Corporation and Unisource has been reached. As of January 31, 1999, Unisource had approximately 70 million shares of common stock outstanding.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Georgia-Pacific Group reported net sales of approximately $3.4 billion for the three months ended April 3,1999 and $3.2 billion for the three months ended March 31, 1998. Net income for the 1999 first quarter was $99 million compared with net income of $4 million in 1998. Net income in the first quarter of 1998 included an after-tax extraordinary charge of $12 million for the early retirement of debt.

The remaining discussion refers to the "Combined Selected
Operating Segment Data"  table (included in Note 9 to the
Combined Financial Statements).

The Georgia-Pacific Group's building products segment reported net sales of $1,440 million for the first three months of 1999 compared with $1,119 million in 1998. Operating profits were $248 million in 1999 compared with $103 million in 1998. The 1999 first quarter building products results included a $5 million pre-tax charge for the closure of a hardboard manufacturing facility. Return on sales was 17 percent and 9 percent for the three months ended April 3, 1999 and March 31, 1998, respectively. The higher quarter-over-quarter profits resulted principally from increases in structural panels and gypsum selling prices as well as increased demand for these products. Oriented strand board prices were approximately 33 percent above the prior year's quarter, Gypsum prices increased 16 percent, and plywood prices were up 19 percent. The Georgia-Pacific Group expects continued strength in building products businesses related to the robust U.S. economy.

The Georgia-Pacific Group's distribution segment reported net sales of $1,100 million for the first three months of 1999 compared with $1,026 million in 1998. Operating profits for the distribution segment were $18 million in the first quarter of 1999 compared with a loss of $17 million in the first quarter of 1998. The improvement in the distribution segment operating profits reflects higher pricing in 1999 and the benefits from the implementation of the restructuring plan initiated in the fourth quarter of 1997.

The Georgia-Pacific Group's containerboard and packaging segment reported net sales of $538 million and operating profits of $40 million in the first quarter of 1999, compared with net sales of $503 million and operating profits of $33 million in the first quarter of 1998. Return on sales was 7 percent for both periods. Despite lower selling prices for containerboard and packaging in the first quarter of 1999, the increase in year-over-year operating profit was due primarily to cost reductions in the packaging business. Average containerboard prices for the quarter of 1999 were approximately 16 percent below the prior year first quarter.

The Georgia-Pacific Group's pulp and paper segment reported net sales of $846 million and operating profits of $20 million in the 1999 first quarter. For the same period in 1998, the segment reported net sales of $923 million and operating profits of $71 million. The pulp and paper segment 1999 first quarter results included a $3 million pre-tax charge for the closure of a chlor/alkali manufacturing operation.
Return on sales decreased to 2 percent in 1999 from 8 percent in 1998 principally due to a decrease in average selling prices for all of the Georgia-Pacific Group's pulp and paper products. Quarter over quarter pulp prices were approximately 11 percent lower, communication papers prices were approximately 14 percent lower and tissue prices were approximately 2 percent lower. During the first quarter of 1999, the pulp and paper segment took market-related downtime at its pulp and paper mills and reduced pulp production by 91,000 tons and communication papers production by 11,000 tons. The pulp and paper segment expects to continue this pattern in the second quarter of 1999. Pulp and paper prices have been increasing since the 1998 fourth quarter. The Georgia-Pacific Group expects improvement in the pulp and paper segment as global markets improve, combined with capacity growth and price recovery.

The operating loss of the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $3 million to a loss of $65 million in 1999 from a loss of $62 million in the 1998 first quarter. This increase was primarily a result of the continuing trend of higher litigation costs offset by lower incentive plan compensation costs from the 1990 Long-Term Incentive Plan.

Interest expense decreased $3 million to $93 million in the first quarter of 1999 compared with $96 million in the first quarter of 1998 as a result of lower average interest rates.

The Corporation redeemed approximately $400 million of its outstanding debt during the first quarter of 1998. The
Corporation recorded an after-tax extraordinary loss of approximately $14 million in that quarter related to these redemptions, of which $12 million was allocated to the Group based on the ratio of the Group's debt to the Corporation's total debt.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Georgia-Pacific Group generated cash from operations of $267 million for the three months ended April 3, 1999 compared with $275 million a year ago. The decrease is primarily a result of very strong demand and improved prices for several building products' items; offset by higher working capital levels.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended April 3, 1999 were $107 million, which included $44 million in the building products segment, $2 million in the distribution segment, $12 million in the containerboard and packaging segment $40 million in the pulp and paper segment, and $9 million of other and general corporate. The Georgia-Pacific Group expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.

Cash paid for timber and timber contracts in the first quarter of 1999 and 1998 was $80 million and $142 million, respectively.

At the end of the first quarter of 1999, the Georgia-Pacific Group completed the acquisition of a packaging plant and a treated lumber facility and paid approximately $38 million in cash. The results of operations of these acquired businesses will be consolidated with that of the Georgia-Pacific Group beginning April 4, 1999. The Georgia-Pacific Group has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the market value of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill related to the packaging plant and treated lumber facility will be amortized over 40 years and 15 years, respectively.

In 1999, the Georgia-Pacific Group expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

On May 7, 1999, the Corporation offered to acquire all outstanding shares of Unisource Worldwide, Inc. ("Unisource") in a cash merger for $12 per share. No definitive agreement between the Corporation and Unisource has been reached. As of January 31, 1999, Unisource had approximately 70 million shares of common stock outstanding.


FINANCING ACTIVITIES.

The Corporation's total debt was $5.57 billion and $5.55 billion at April 3, 1999 and December 31, 1998, respectively, of which
$4.58 billion and $4.57 billion, respectively, of such total debt was Georgia-Pacific Group's debt.

During the first quarter of 1999, approximately $59 million of fixed and floating rate industrial revenue bonds were replaced of which $48 million were refunded by fixed rate instruments and $11 million were refunded by variable rate instruments.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of April 3, 1999, $503 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with the management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. There have been no significant changes to reported market risk since December 31, 1998.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At April 3, 1999, the Corporation's weighted average interest rate on its total debt was 7.1% including the accounts receivable sale program and outstanding interest rate exchange agreements. At April 3, 1999, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.0% to fixed rate obligations with an average effective interest rate of 6.8%. These agreements have a weighted average maturity of approximately 3.2 years. As of April 3, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.3 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the financial position of the Group at April 3, 1999.

As of April 3, 1999, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

During the first three months of 1999, The Georgia-Pacific Group purchased on the open market approximately 1,270,000 shares of the Georgia-Pacific Group stock at an aggregate price of $91 million ($71.69 average per share). Of these share repurchases, approximately 1,170,000 shares were held as treasury stock and 100,000 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

Since December 1997 through April 3, 1999, The Georgia-Pacific
Group purchased on the open market approximately 9,314,000 shares of the Georgia-Pacific Group stock at an aggregate price of $540 million ($57.94 average per share).

Subsequent to April 3, 1999 through May 11, 1999, the Georgia-Pacific Group purchased on the open market approximately 1,104,000 shares of the Georgia-Pacific Group stock at an aggregate price of $99 million ($89.51 average per share). The Georgia-Pacific Group expects to repurchase stock throughout 1999 as long as debt levels are below the established thresholds.

During the first quarter of 1999 and 1998, the Georgia-Pacific
Group received $33 million and $2 million, respectively, from the exercise of stock options.

During the first quarter of 1999 and 1998, the Georgia-Pacific Group paid $21 million and $23 million, respectively, in dividends. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The stock dividend of one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group will be paid June 3, 1999. Also on May 4, 1999, the Board of Directors declared a regular quarterly dividend of 25 cents per share on Georgia-Pacific Group common stock payable May 27, 1999, to shareholders of record on May 13, 1999. It is anticipated that future dividends on Georgia-Pacific Group common stock will be declared at the rate of 12.5 cents per share as a result of the stock split.

OTHER. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities on the balance sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Georgia-Pacific Group will be required to adopt the new statement in 2000; early adoption is encouraged, but no prior period restatement is permitted. Management is evaluating the effect of this statement on The Georgia-Pacific Group's derivative instruments, primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to The Georgia-Pacific Group's financial position.

The Georgia-Pacific Group is working to resolve the effects of the Year 2000 problem on its information systems, the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, The Georgia-Pacific Group began a companywide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, The Georgia-Pacific Group developed a Year 2000 plan, under which all key systems are being tested, and noncompliant software or technology is being modified or replaced. The Georgia-Pacific Group is also surveying and assessing the Year 2000 readiness status and compatibility of customers' and suppliers' systems and processes that interface with The Georgia-Pacific Group's systems or could otherwise impact The Georgia-Pacific Group's operations.

The Georgia-Pacific Group completed the necessary revisions and unit testing to most systems and processes in 1998 with a few systems scheduled for revision in early 1999. Full integration testing and verification of such systems and processes for Year 2000 readiness will continue and be completed during 1999. At the end of March 1999, 64 percent of The Georgia-Pacific Group's systems are considered fully Year 2000 ready, and 35 percent are in the final stages of full integration testing. The remaining 1 percent are non mission critical systems expected to be completed by June or early July 1999. Early in 1998, the Georgia-Pacific Group completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. At the end of March 1999, over 80 percent of the process control and embedded chip inventory has been fully analyzed and remediated as necessary; 13 percent of the inventory is currently in the repair or test phase, with the remaining 7 percent still being assessed. Final post-repair testing is scheduled to be complete at all operations by the end of September 1999. Due to system acquisitions and the number and complexity of existing systems, the Georgia-Pacific Group expects some continuing additions of noncritical systems to the inventory list.

The Georgia-Pacific Group has contacted each of its critical suppliers and service providers including government services, transportation, energy and communication providers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is currently reviewing their responses and conducting follow-up reviews as necessary. The Georgia-Pacific Group has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will be assessing the need for further testing with customers as appropriate. While the Georgia-Pacific Group currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Georgia-Pacific Group's major customers, suppliers and service providers to modify or replace their affected systems, could have a material adverse impact on the Georgia-Pacific Group's results of operations, liquidity or financial position in the future. The most reasonably likely worst-case scenario of failure by the Georgia-Pacific Group or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Georgia-Pacific Group's facilities, including its limited foreign operations and a temporary inability on the part of the Georgia-Pacific Group to process orders and billings in a timely manner and to deliver finished products to customers. The Georgia-Pacific Group's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers as well as direct access to qualified vendor technical support and manual alternatives to systems operations. These options will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures in areas outside the Georgia-Pacific Group's control. The primary goal of the Georgia-Pacific Group's contingency plan is to minimize the adverse impact to personnel safety, environmental safety and assets. Contingency plans will be finalized by July 1999.

The Georgia-Pacific Group currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $60 million (including approximately $10 million of capital costs), of which $20 million has been incurred to date and $20 million is included for the impact of contingency planning activities and unexpected events. In addition, the Corporation expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $13 million has been incurred to date. The bulk of the incremental costs relates to replacement or modification of affected process control systems in the Georgia-Pacific Group's manufacturing operations and is projected to be incurred in the second and third quarters of 1999. The majority of the internal costs relates to code remediation and testing and is projected to be incurred through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Georgia-Pacific Group's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or combined financial position of the Georgia-Pacific Group.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Combined Financial Statements.

REFER TO THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE
HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995" ON PAGE 18 OF THIS FORM 10-Q.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company


                                                 First Quarter
                                               -----------------
(In millions, except per share amounts)         1999       1998
----------------------------------------------------------------------
Net sales
  Timber-Georgia-Pacific Group                $     86     $  117
  Timber-third parties
     Delivered                                       13         7
     Stumpage                                        38        17
  Other                                               2         4
----------------------------------------------------------------------
Total net sales                                     139       145
----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding depreciation and          24        19
    cost of timber harvested shown below
  Selling, general and                               10         9
    administrative
  Depreciation and cost of                           11        14
    timber harvested
  Interest                                           18        18
----------------------------------------------------------------------
Total costs and expenses                             63        60
----------------------------------------------------------------------
Income before income taxes and                       76        85
  extraordinary item

Provision for income taxes                           30        33
----------------------------------------------------------------------
Income before extraordinary item                     46        52
Extraordinary item, net of taxes                      -       (2)
----------------------------------------------------------------------
Net income                                    $      46    $   50
======================================================================
Basic and diluted per share:
  Income before extraordinary item            $    0.53    $ 0.56
  Extraordinary item, net of taxes                    -    (0.02)
----------------------------------------------------------------------
  Net income                                  $    0.53    $ 0.54
======================================================================
Average number of shares outstanding:
  Basic                                            86.4      92.3
  Diluted                                          86.6      93.0
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--The Timber Company
                                                 First Quarter
                                               ------------------
(In millions)                                    1999      1998
-----------------------------------------------------------------------
Cash flows from operations
  Net income                                   $     46  $     50
  Adjustments to reconcile net income to cash         1         1
   provided by operations:
   Depreciation
   Cost of timber harvested                          10        13
   Deferred income taxes                              -         1
   Gain on sales of assets                          (4)       (8)
-----------------------------------------------------------------------
Cash provided by operations                          53        57
-----------------------------------------------------------------------

Cash flows from investment activities
  Property, plant and equipment investments           -       (1)
  Timber and timberlands purchases                 (11)      (20)
  Change in assets held for tax-free exchange       (3)       (5)
  Proceeds from sales of assets                       5        27
-----------------------------------------------------------------------
Cash (used for) provided by investment activities   (9)         1
----------------------------------------------------------------------
Cash flows from financing activities
  Share repurchases                                (31)         -
  Proceeds from option plan exercises                 3         -
  Additions to (repayments of) long-term debt         6      (35)
  Cash dividends paid                              (22)      (23)
-----------------------------------------------------------------------
Cash (used for) financing activities               (44)      (58)
-----------------------------------------------------------------------
Increase in cash                                      -         -
  Balance at beginning of period -                    -         -
-----------------------------------------------------------------------
  Balance at end of period                     $      -  $      -
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--The Timber Company


(In millions)                               April 3,    December 31,
                                              1999         1998
----------------------------------------------------------------------
ASSETS                                     (Unaudited)
Timber and timberlands
  Timberlands                              $      303   $    303
  Fee timber                                      574         580
  Reforestation                                   234         227
  Other                                            30          30
------------------------------------------------------------------------
Total timber and timberlands                    1,141       1,140
------------------------------------------------------------------------
Property, plant and equipment, less accumulated
  depreciation of $43 and $42, respectively        23          24
------------------------------------------------------------------------
Other assets                                       15          10
------------------------------------------------------------------------
Total assets                               $    1,179   $   1,174
======================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                         $    989    $    983
------------------------------------------------------------------------
Other liabilities                                    35        32
------------------------------------------------------------------------
Deferred income tax liabilities                     244       244
------------------------------------------------------------------------
Total liabilities                                 1,268     1,259
------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                               (89)      (85)
------------------------------------------------------------------------
Total liabilities and shareholders' equity   $    1,179       1,174
======================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--THE TIMBER COMPANY
APRIL 3, 1999

1. PRINCIPLES OF PRESENTATION. The combined financial statements include the accounts of The Timber Company and subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of The Timber Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 3 below. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. The Timber Company's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and Georgia-Pacific Group's combined financial statements.

     On or about April 22, 1999, The Timber Company determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, The Timber Company reports its quarterly periods on a 13-week basis ending on a Saturday. The impact on the current quarter of three additional days was not material. There will be no transition period on which to report.

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

     The following table provides earnings and per share data for The Timber Company for 1999 and 1998.


                                               First Quarter,
                                            ---------------------
(In millions, except per share amounts)       1999        1998
---------------------------------------------------------------
Basic and diluted income available to
  shareholders (numerator):
     Income before extraordinary item       $      46     $      52
     Extraordinary item, net of taxes               -            (2)
---------------------------------------------------------------
     Net income                             $      46            50
================================================================
Shares (denominator):
   Average shares outstanding                    86.4           92.3
   Dilutive securities:
   Stock incentive and option plans               0.2            0.7
---------------------------------------------------------------
   Total assuming conversion                     86.6           93.0
================================================================
Basic and diluted per share amounts:
     Income before extraordinary item       $     0.53    $     0.56
     Extraordinary item, net of taxes                -         (0.02)
---------------------------------------------------------------
     Net income                             $     0.53    $     0.54
================================================================



3. EXTRAORDINARY ITEM. The Corporation called approximately $400 million of its outstanding debt during the first quarter of 1998. As a result, an after-tax extraordinary charge of $2 million ($0.02 per share) was allocated to The Timber Company based on the ratio of The Timber Company's debt to the Corporation's total debt.

4. COMPREHENSIVE INCOME. The Timber Company's total comprehensive income for the first quarter of 1999 and 1998 was $46 million and $50 million, respectively. Other comprehensive income was insignificant for The Timber Company during each of the first quarter of 1999 and 1998.

5. SHARE REPURCHASES. During the first three months of 1999, The Timber Company purchased on the open market approximately 1,474,000 shares of The Timber Company stock at an aggregate price of $32 million ($22.10 average per share). Of these repurchased shares, approximately 1,409,700 shares were held as treasury stock and 64,300 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

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

     COMMITMENTS AND CONTINGENCIES WITH RESPECT TO GEORGIA-
     PACIFIC GROUP. The following sets forth legal proceedings to which the Corporation is a party and claims related to the operations of the Georgia-Pacific Group.

     The Corporation is involved in environmental remediation activities at approximately 182 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 44 percent are being investigated, approximately 30 percent are being remediated and approximately 26 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 73,700 such plaintiffs as of April 22, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

     On May 6, 1998, suit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc., a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of the Corporation's resins manufacturing operation in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from the Corporation's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. Prior to the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and adjusted on a case-by-case basis. The Corporation has denied the material allegations of the lawsuit. While it is premature to evaluate the claims asserted in the lawsuit, the Corporation believes it has meritorious defenses.

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

7.   RELATED PARTY TRANSACTIONS.  During the first quarter of
     1999 and 1998, The Timber Company sold timber deeds to Georgia-Pacific Group. The Timber Company recognizes revenues and earnings from these related party timber deed contracts as the timber is cut by the Georgia-Pacific Group. Had The Timber Company recognized revenues and earnings on these related party timber deed contracts at the time of the agreement (which is the accounting policy for timber deed sales to third parties), pro forma net sales, depreciation and cost of timber harvested, income before income taxes and extraordinary item, net income and basic and diluted earnings per share would have been as follows:

     Georgia-Pacific Corporation--The Timber Company

                                                First Quarter, 1999
(In millions, except per share amounts)         As Reported Pro forma (a)
---------------------------------------------------------------
Net Sales                                       $      139    $    138
Depreciation and cost of timber harvested               11         11
Income before income taxes and
   extraordinary item                                   76         75
Net income                                              46         45
Basic and diluted earnings per share                  0.53       0.52
============================================================


                                                First Quarter, 1999
(In millions, except per share amounts)         As Reported Pro forma (a)
---------------------------------------------------------------
Net Sales                                       $      145    $    145
Depreciation and cost of timber harvested               14         14
Income before income taxes and
   extraordinary item                                   85         85
Net income                                              50         50
Basic and diluted earnings per share                  0.54       0.54
============================================================


     (a) Reported on a pro forma basis as if The Timber Company had recognized revenues and earnings on timber deed sales to Georgia-Pacific Group at the time of the contract, which is the accounting treatment utilized in the case of timber deeds sold to third parties.


8. SUBSEQUENT EVENTS. In April 1999, The Timber Company reached an agreement to sell approximately 390,000 acres of timberlands in the Canadian province of New Brunswick to the provincial government for approximately $41 million ($62.5 million Canadian). The properties are located in Charlotte and York counties. The transaction is expected to close in the second quarter of 1999.

     Also in April 1999, The Timber Company reached an agreement to sell approximately 440,000 acres of timberlands in Maine to an institutional investor. The properties are located in Washington, Aroostook and Penebscot counties. This transaction closed on May 6, 1999.


SELECTED COMBINED SALES DATA (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                     1999                  1998
                                -------------         --------------
                                First Quarter         First Quarter
----------------------------------------------------------------------
VOLUME (in thousand tons)
Southern softwood sawtimber         1,948                1,815
Western softwood sawtimber            299                  301
Softwood pulpwood                   1,102                1,135
Hardwood sawtimber                    123                   67
Hardwood pulpwood                     489                  482
----------------------------------------------------------------------
Total volume                        3,961                3,800
======================================================================
SELLING PRICES (per ton)
Southern softwood sawtimber     $      48             $     52
Western softwood sawtimber             70                   71
Softwood pulpwood                      13                   15
Hardwood sawtimber                     29                   36
Hardwood pulpwood                      10                   12
----------------------------------------------------------------------
Weighted average price                 34                   37
======================================================================




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

The Timber Company reported net sales of approximately $139 and $145 million for the first quarter of 1999 and 1998, respectively. Net income for the 1999 first quarter was $46 million, or $0.53 per share, compared with $50 million, or $0.54 per share, in 1998. The 1998 results included an extraordinary, after-tax loss of $2 million, or $0.02 per share, for the early retirement of debt.

Timber sales decreased $4 million, from $141 million in the first quarter of 1998 to $137 million in the first quarter of 1999, primarily as a result of declining timber prices. Southern sawtimber prices decreased 8 percent from record levels in 1998 and softwood pulpwood prices were down 13 percent compared to the first quarter of 1998. Western sawtimber prices remained relatively flat quarter over quarter. The decline in Southern sawtimber prices was mitigated by strong demand in the building products business. Additionally, improvement in Western sawtimber prices began to materialize toward the latter part of the first quarter due to a combination of improvement in building products demand, and the beginning of a recovery in the log export market. The Timber Company expects pricing of Western sawtimber to continue to improve into the second quarter as building products business demand continues and log export markets recover.

Overall, the decline in selling prices was offset somewhat by slightly higher harvest volumes. First quarter total harvest volumes were up seasonally, and were approximately 4 percent higher than the same period in 1998. Southern sawtimber harvest volumes increased 7 percent compared to the first quarter of 1998. Most significantly, The Timber Company more than doubled its total sales volume to third parties quarter over quarter. The ability to opportunistically time sales of timber was responsible for partially mitigating the impact of softening prices on 1999 first quarter results.

Other sales generated $2 million in income for the period compared to $4 million in 1998. The decrease was due to the fact that The Timber Company is no longer engaged in certain businesses related to real estate development properties located in South Carolina and Florida. These operations were divested at the end of the first quarter 1998.

Earnings before interest and taxes decreased $9 million to $94 million in the first quarter of 1999, compared with $103 million in the first quarter of 1998. The decrease resulted from slightly lower sales referenced above, and a reduction of gain on asset sales of $4 million in the current period as compared to first quarter 1998.

Selling, general and administrative expense was $10 million for the first quarter 1999 compared with $9 million for the same period in 1998.

Interest expense remained unchanged at $18 million for both the first quarters of 1999 and 1998. Debt levels were slightly higher in the first quarter of 1999 compared with the 1998 first quarter, however this was offset by a decrease in the weighted average interest rate from 7.8% in 1998 to 7.2% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $53 million during the first quarter of 1999 compared with $57 million for the same period a year ago.

INVESTING ACTIVITIES. Expenditures during the first quarter of 1999 were $11 million and generally comprised silvicultural investments. Expenditures for the same period in 1998 totaled $21 million, with $7 million related to silvicultural investments. The Timber Company expects to invest approximately $50 million in 1999, without considering the cost of any acquisitions, primarily for silvicultural investments.

Proceeds from miscellaneous land sales were $5 million in the first quarter of 1999; the proceeds used to repurchase shares of The Timber Company's stock. During the first quarter of 1998, The Timber Company received $27 million in proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. These proceeds were used to repay outstanding debt.

In April, 1999, The Timber Company reached an agreement to sell approximately 390,000 acres of timberlands in the Canadian province of New Brunswick to the provincial government for approximately $41 million ($62.5 million Canadian). The properties are located in Charlotte and York counties. The transaction closed on May 6, 1999.

Also in April,1999, The Timber Company reached an agreement to sell approximately 440,000 acres of timberlands in Maine to an institutional investor. The properties are located in Washington, Aroostock, and Penebscott counties. This transaction is expected to close late in the second quarter or early in the third quarter of 1999. The Timber Company expects to continue to evaluate its land base in 1999, selling selected properties that are nonstrategic and have a greater value as conservation, commercial or recreational sites.

FINANCING ACTIVITIES. The Corporation's total debt was $5.57 billion and $5.55 billion at April 3, 1999 and December 31, 1998, respectively, of which $989 million and $983 million, respectively, was The Timber Company's debt. The slight increase in debt for The Timber Company for the first quarter of 1999 was due primarily to the use of funds to pay dividends and repurchase shares.

During the first quarter of 1999, approximately $59 million of fixed and floating rate industrial revenue bonds were replaced of which $48 million were refunded by fixed rate instruments and $11 million were refunded by variable rate instruments.

The Corporation has a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of April 3, 1999, $503 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with the management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. There have been no significant changes to reported market risk since December 31, 1998.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

At April 3, 1999, the Corporation's weighted average interest rate on its total debt was 7.1% including the accounts receivable sale program and outstanding interest rate exchange agreements. At April 3, 1999, these interest rate exchange agreements effectively converted $456 million of floating rate obligations with a weighted average interest rate of 5.0% to fixed rate obligations with an average effective interest rate of 6.8%. These agreements have a weighted average maturity of approximately 3.2 years. As of April 3, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.3 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at April 3, 1999.

As of April 3, 1999, the Corporation had registered for sale up to $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

During the first three months of 1999, The Timber Company purchased on the open market approximately 1,474,000 shares of The Timber Company stock at an aggregate price of $32 million ($22.10 average per share). Of the repurchased shares, approximately 1,409,700 shares were held as treasury stock and 64,300 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

Since June, 1998 through April 3, 1999, The Timber Company purchased on the open market approximately 7,178,000 shares of The Timber Company stock at an aggregate price of $153 million
($21.45 average per share).

Subsequent to April 3, 1999 through May 11, 1999, The Timber Company purchased on the open market approximately 962,000 shares of The Timber Company stock at an aggregate price of $23 million ($24.28 average per share). The Timber Company expects to continue to repurchase shares of The Timber Company stock throughout 1999 as long as debt levels are below the established thresholds.

During the first quarter of 1999 and 1998, The Timber Company paid $22 million and $23 million, respectively, in dividends.

In 1999, The Timber Company expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt the new statement in 2000; early adoption is encouraged, but no prior period restatement is permitted. Management is evaluating the effect of this statement on the Corporation's derivative instruments, primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to The Timber Company's financial position.

The Timber Company is working to resolve the effects of the Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Corporation began a companywide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, The Timber Company has developed a Year 2000 plan, under which all of its key information systems are being tested, and noncompliant software or technology is being modified or replaced. The Timber Company is also surveying the Year 2000 compliance status and compatibility of customers' and suppliers' systems that interface with The Timber Company's systems or could otherwise impact The Timber Company's operations.

The Timber Company has revised most of its systems and processes and expects to complete testing and verification of such systems and processes for Year 2000 compliance during 1999. The Timber Company has completed an inventory of the systems and embedded chips used in its operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. The Timber Company currently expects the work needed to resolve the Year 2000 problem with regard to its operations to be performed as part of its normal systems maintenance and replacement practices, and does not currently expect to accelerate its internal maintenance schedule or to incur any incremental cost for such work. Internal and external costs to resolve the Year 2000 problem are not expected to be significant. The Timber Company is in the process of identifying critical suppliers and customers and intends to communicate with each of them to ascertain their level of readiness to address and remediate Year 2000 problems. The most reasonably likely worst-case scenario of failure by The Timber Company or its customers or suppliers to resolve the Year 2000 problem would be a temporary inability on the part of The Timber Company to process timber sales and billings in a timely manner. The Timber Company is currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow it to minimize the risks of any unresolved Year 2000 problems on its operations and to minimize the effect of any unforeseen Year 2000 failures.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under this "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding pricing trends, expected harvest rotations and The Timber Company's expectations regarding resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the effect on The Timber Company of government, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; material variations in regional market demand for timber products; fluctuations in interest rates; the ability of The Timber Company, and its customers and suppliers, to address the Year 2000 problem in a timely and efficient manner; and other risks, uncertainties and assumptions discussed in the Corporation's filings with the Securities and Exchange Commission, including the Corporation's Form 10-K dated December 31, 1998 and the Corporation's Form 8-K dated October 17, 1996.


For a discussion of commitments and contingencies refer to Note
6 of the Notes to Combined Financial Statements.

                   PART II - OTHER INFORMATION
                   ---------------------------
                   GEORGIA-PACIFIC CORPORATION
                          April 3, 1999


Item 1.   Legal Proceedings

          The information contained in Note 9 `"Commitments and Contingencies" of the Notes to Consolidated Financial Statements--Georgia-Pacific Corporation, Note 8 `"Commitments and Contingencies" of the Notes to Combined Financial Statements--Georgia-Pacific Group and Note 6 `"Commitments and Contingencies" of the Notes to Consolidated Financial Statements--The Timber Company filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

          The Crossett paper mill has recently received a Notice of Violation from the United States Environmental Protection Agency ("EPA") alleging violations of New Source Performance Standards and other air requirements. The Corporation has equitable and/or legal defenses for these claims and expects to contest these allegations vigorously. Although no negotiations with the EPA have yet been held, the Corporation anticipates being able to negotiate a settlement of these issues with the EPA. No penalties have been assessed to date.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.2 Bylaws, as amended to date.

               Exhibit 27. Financial Data Schedule.

           (b) The Corporation filed Current Reports on Form 8-K dated March 18, 1999 and May 4, 1999, in which it reported under Item 5 - "Other Events."

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1999                GEORGIA-PACIFIC CORPORATION
                                   (Registrant)




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

                   GEORGIA-PACIFIC CORPORATION
                   ---------------------------

                        INDEX TO EXHIBITS
                 FILED WITH THE QUARTERLY REPORT
                      ON FORM 10-Q FOR THE
                   QUARTER ENDED April 3, 1999


Number         Description
------         -----------
3.2       Bylaws, as amended to date.(1)

27.       Financial Data Schedule. (1)





























-------------------------------
(1)  Filed by EDGAR

     /