Form 10-Q
period 1999-07-03
GEORGIA PACIFIC CORP
filed 1999-08-17
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                        -------------------

                             FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 3, 1999

                                 or

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to ______

                  Commission File Number 1 - 3506

                        -------------------

                    GEORGIA-PACIFIC CORPORATION
       (Exact Name of Registrant as Specified in its Charter)


                  GEORGIA                          93-0432081
          (State of Incorporation)         (IRS Employer Id.Number)


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
                         ------         ------
As of the close of business on August 10, 1999, Georgia-Pacific Corporation had 171,499,099 shares of Georgia-Pacific Group Common Stock outstanding and 82,857,948 shares of The Timber Company Common Stock outstanding.

PART I - FINANCIAL INFORMATION


Item 1.Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                  Three Months Ended      Six Months Ended
                                  ------------------      ----------------         -

(In millions, except per share       July 3,   June 30,   July 3,   June 30,
amounts)                              1999      1998       1999       1998
                                      -----    --------   -------   --------
----------------------------------------------------------------------
Net sales                            $ 3,850   $ 3,305    $ 7,255   $ 6,526
----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding depreciation
    and cost of timber harvested
    shown below                        2,789     2,576      5,320     5,070
  Selling, general and
    Administrative                       306       265        604       536
  Depreciation and cost of
    timber harvested                     223       236        444       461
  Interest                               106       111        217       225
  Other income                           (86)        -        (86)        -
----------------------------------------------------------------------
Total costs and expenses               3,338     3,188      6,499     6,292
----------------------------------------------------------------------
Income before income taxes and
     extraordinary item                  512       117        756       234
Provision for income taxes               203        49        302        98
----------------------------------------------------------------------
Income before extraordinary item         309        68        454       136
Extraordinary item , net of taxes,         -        (1)         -       (15)
----------------------------------------------------------------------
Net income                           $   309   $    67    $   454   $   121
======================================================================
Georgia-Pacific Group
Income before extraordinary item     $   212   $    30    $   311   $    46
Extraordinary item, net of taxes           -        (1)         -       (13)
----------------------------------------------------------------------
Net Income                           $   212   $    29    $   311   $    33
----------------------------------------------------------------------
Basic per common share:
Income before extraordinary item     $  1.23   $  0.17    $  1.81   $  0.25
Extraordinary item, net of taxes           -     (0.01)         -     (0.07)
----------------------------------------------------------------------
  Net income                         $  1.23   $  0.16    $  1.81   $  0.18
----------------------------------------------------------------------
Diluted per common share:
  Income before extraordinary item   $  1.20   $  0.17    $  1.76   $  0.25
  Extraordinary item, net of taxes         -     (0.01)         -     (0.07)
----------------------------------------------------------------------
  Net income                         $  1.20   $  0.16    $  1.76   $  0.18
======================================================================
Average number of shares outstanding:
  Basic                                171.8     181.0      172.2     182.0
  Diluted                              176.4     184.4      176.3     184.7
======================================================================
The Timber Company
Income before extraordinary item     $    97   $    38    $   143   $    90
Extraordinary item, net of taxes           -         -          -        (2)
----------------------------------------------------------------------
Net Income                           $    97   $    38    $   143   $    88
----------------------------------------------------------------------
Basic per common share:
Income before extraordinary item     $  1.15   $  0.41    $  1.67   $  0.97
  Extraordinary item, net of taxes         -         -          -     (0.02)
----------------------------------------------------------------------
Net income                           $  1.15   $  0.41    $  1.67   $  0.95
----------------------------------------------------------------------
Diluted per common share:
Income before extraordinary item     $  1.14   $  0.41    $  1.66   $  0.96
Extraordinary item, net of taxes           -         -          -     (0.02)
----------------------------------------------------------------------
Net income                           $  1.14   $  0.41    $  1.66   $  0.94
----------------------------------------------------------------------
Average number of shares
outstanding:
  Basic                                 84.6      92.3       85.5      92.3
  Diluted                               85.3      93.2       85.9      93.2
======================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
                                              Six Months Ended
                                             -----------------
(In millions)                          July 3, 1999     June 30, 1998
                                      --------------    --------------
----------------------------------------------------------------------
Cash flows from operating activities
   Net income                         $    454          $    121
   Adjustments to reconcile net
   income to
   Cash provided by operations:
     Depreciation                          364               371
     Cost of timber harvested               80                90
     Other income                          (86)                -
     Deferred income taxes                  (4)               52
     Amortization of goodwill               31                30
     Amortization of debt issue costs        1                11
     Stock compensation programs             1                14
     Gain on sales of assets                (8)              (30)
     Increase in receivables              (312)              (57)
     (Increase) decrease in inventories    (64)               88
     Decrease (increase) in other
       working capital                      85              (190)
     Change in other assets and other
       long-term liabilities               (11)                5
----------------------------------------------------------------------
Cash provided by operations                531               505
----------------------------------------------------------------------
Cash flows from investing activities
  Property, plant and equipment
    investments                           (250)             (240)
  Timber and timberland purchases          (73)             (128)
  Acquisitions                            (818)              (93)
  Proceeds from sales of assets             51                70
  Other                                     20                18
----------------------------------------------------------------------
Cash used for investing activities      (1,070)             (373)
----------------------------------------------------------------------
Cash flows from financing activities       (72)             (746)
  Repayments of long-term debt
  Additions to long-term debt               68               507
  Fees paid to issue debt                   (2)               (4)
  Increase (decrease) in bank               12                (3)
    overdrafts
  Increase in commercial paper and         844               360
    other short-term notes
  Stock repurchases                       (299)             (163)
  Proceeds from option plan                113                 8
    exercises
  Cash dividends paid                      (86)              (92)
----------------------------------------------------------------------
Cash provided by (used for)
  financing activities                     578              (133)
----------------------------------------------------------------------
Increase (decrease) in cash                 39                (1)
  Balance at beginning of period             5                 8
----------------------------------------------------------------------
  Balance at end of period            $     44          $      7
======================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per      July 3,         December 31,
share amounts)                             1999              1998
                                       -----------      -------------
----------------------------------------------------------------------
ASSETS                               (Unaudited)
Current assets
  Cash                               $        44       $         5
  Receivables, less allowances of
    $24 and $25, respectively              2,304             1,233
  Inventories                              1,777             1,280
  Deferred income tax assets                  61                61
  Other current assets                       143                66
----------------------------------------------------------------------
Total current assets                       4,329             2,645
----------------------------------------------------------------------
Timber and timberlands, net                1,204             1,210
----------------------------------------------------------------------
Property, plant and equipment
  Land, buildings, machinery and
  equipment, at cost                      14,896            14,453
  Accumulated depreciation                (8,512)           (8,204)
----------------------------------------------------------------------
Property, plant and equipment, net         6,384             6,249
----------------------------------------------------------------------
Goodwill, net                              2,433             1,677
----------------------------------------------------------------------
Other assets                                 997               919
----------------------------------------------------------------------
Total assets                         $    15,347       $    12,700
======================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank overdrafts, net               $        207      $        195
  Commercial paper and other short-
    term notes                              2,250             1,209
  Current portion of long-term debt            23                22
 Accounts payable                             984               556
 Accrued compensation                         300               247
 Other current liabilities                    631               419
----------------------------------------------------------------------
Total current liabilities                   4,395             2,648
----------------------------------------------------------------------
Long-term debt, excluding current
  portion                                   4,588             4,125
----------------------------------------------------------------------
Other long-term liabilities                 1,751             1,572
----------------------------------------------------------------------
Deferred income tax liabilities             1,272             1,231
----------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
  Common stock                                153               150
  Georgia-Pacific Group, par value $.80;
    400,000,000 shares authorized;
    190,609,000 and 186,564,000 shares issued
  The Timber Company, par value $.80;
    250,000,000 shares authorized; 93,326,000
    and 92,785,000 shares issued
 Treasury stock, at cost                     (793)             (492)
    18,637,000 and 13,525,000 shares of
    Georgia-Pacific Group common stock and
    9,559,000 and 5,704,000 shares of The
    Timber Company common stock
 Additional paid-in capital                 1,472             1,331
 Retained earnings                          2,546             2,178
 Accumulated other comprehensive
    income                                    (37)              (43)
----------------------------------------------------------------------
Total shareholders' equity                  3,341             3,124
----------------------------------------------------------------------
Total liabilities and shareholders'
    equity                           $     15,347      $     12,700
======================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                       Three Months         Six Months
                                          Ended               Ended
                                     ----------------    ----------------
                                     July 3,  June 30,   July 3,  June 30,
(In millions)                        -------  --------   -------  -------
-------------------------------------------------------------------------
Net income                          $   309  $    67    $   454  $   121
  Other comprehensive income (loss)
    before tax:
  Foreign currency translation
    adjustments                           4       (5)        10       (6)
  Income tax (expense) benefit
    related to items of other
    comprehensive income                 (2)       2         (4)       2
-------------------------------------------------------------------------
Comprehensive income                $   311  $    64    $   460  $   117
=========================================================================

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

     On or about April 22, 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of three additional days on the six months ended July 3, 1999 was not material. There will be no transition period on which to report.

2. OTHER INCOME. During the second quarter of 1999, The Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $86 million ($52 million after tax).

3. PROVISION FOR INCOME TAXES. The effective tax rate was 40 percent and 42 percent for the three months ended July 3, 1999, and June 30, 1998, respectively. The effective tax rate was 40 percent and 42 percent for the six months ended July 3, 1999, and June 30, 1998, respectively. The effective tax rate for each period was different than the statutory rate primarily because of nondeductible goodwill amortization expense.

4.   EXTRAORDINARY ITEM.  The Corporation redeemed approximately
     $600 million of its outstanding debt during the first six months of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $15 million, of which $14 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

5. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Earnings per share are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

     The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 1999 and 1998.


                                        Three Months Ended    Six Months Ended
                                        ------------------    ----------------
(In millions, except                    July 3,   June 30,    July 3,  June 30
per share amounts)                       1999      1998        1999     1998
                                        -------   -------     -------  -------
---------------------------------------------------------------
                                             Georgia-Pacific Group
---------------------------------------------------------------
Basic and diluted income available to
  Shareholders (numerator):
    Income before extraordinary item    $   212  $     30    $   311   $    46
    Extraordinary item, net of taxes          -        (1)         -       (13)
---------------------------------------------------------------
     Net income                         $   212  $     29    $   311   $    33
================================================================
Shares (denominator):
   Average shares outstanding             171.8     181.0      172.2     182.0
     Dilutive securities:
     Stock incentive and option plans       4.1       3.0        3.6       2.5
     Employee stock purchase plans          0.5       0.4        0.5       0.2
---------------------------------------------------------------
   Total assuming conversion              176.4     184.4      176.3     184.7
================================================================
Basic per share amounts:
     Income before extraordinary item   $  1.23  $   0.17    $  1.81   $  0.25
     Extraordinary item, net of taxes         -     (0.01)         -     (0.07)
---------------------------------------------------------------
     Net income                         $  1.23  $   0.16    $  1.81   $  0.18
================================================================
Diluted per share amounts:
     Income before extraordinary item   $  1.20  $   0.17    $  1.76   $  0.25
     Extraordinary item, net of               -     (0.01)         -     (0.07)
---------------------------------------------------------------
     Net income                         $  1.20  $   0.16    $  1.76   $  0.18
================================================================


                                         Three Months Ended      Year to Date
                                         ------------------      ------------
(In millions, except                     July 3,   June 30,    July 3,   June 30,
per share amounts)                        1999      1998        1999      1998
                                         -------   -------     -------   -------
---------------------------------------------------------------
                                               The Timber Company
---------------------------------------------------------------
Basic and diluted income available to
  Shareholders (numerator):
     Income before extraordinary item    $    97  $     38    $   143    $    90
     Extraordinary item, net of taxes          -         -          -         (2)
---------------------------------------------------------------
     Net income                          $    97  $     38    $   143    $    88
================================================================
Shares (denominator):
   Average shares outstanding               84.6      92.3       85.5       92.3
        Dilutive securities:
     Stock incentive and option plans        0.6       0.8        0.4        0.8
     Employee stock purchase plans           0.1       0.1          -        0.1
---------------------------------------------------------------
   Total assuming conversion                85.3      93.2       85.9       93.2
================================================================
Basic per share amounts:
     Income before extraordinary item    $  1.15  $   0.41    $  1.67    $  0.97
     Extraordinary item, net of taxes          -         -          -      (0.02)
---------------------------------------------------------------
     Net income                          $  1.15  $   0.41    $  1.67    $  0.95
---------------------------------------------------------------
Diluted per share amounts:
     Income before extraordinary item    $  1.14  $   0.41    $  1.66    $  0.96
     Extraordinary item, net of taxes          -         -          -      (0.02)
---------------------------------------------------------------
     Net income                          $  1.14  $   0.41    $  1.66    $  0.94
================================================================

6. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in any period.

                                      Six Months Ended
                                      -----------------
(In millions)                        July 3,      June 30,
                                      1999          1998
                                     ------        -------
Total interest costs                 $  219       $  227
Interest capitalized                     (2)          (2)
---------------------------------------------------------------
Interest Expense                     $  217       $  225
===============================================================
Interest paid                        $  233       $  244
===============================================================
Income taxes paid, net               $  255       $   44
===============================================================
Debt assumed in acquisition          $  669       $   58
===============================================================



7. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)                            July 3,       December 31,
                                           1999            1998
---------------------------------------------------------------
Raw materials                        $        348      $        418
Finished goods                              1,322               760
Supplies                                      316               311
LIFO reserve                                 (209)             (209)
---------------------------------------------------------------
Total inventories                    $      1,777      $      1,280
===============================================================


8. ACQUISITIONS. At the end of the second quarter of 1999, the Corporation acquired approximately 91% of the outstanding shares of Unisource Worldwide, Inc. ("Unisource"), the largest independent marketer and distributor of printing and imaging paper and supplies in North America. The Corporation expects to pay for the outstanding shares of Unisource as they are prescribed to the exchange agent. The value of the transaction was $12 per share of Unisource stock, or approximately $843 million (assuming all outstanding Unisource shares are tendered), plus the assumption of approximately $669 million in debt.

     Unisource's results of operations will be consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of July 3, 1999, and is subject to change pending finalization of studies of fair value and the finalization of management's plans. The Corporation has begun to assess and formulate plans to restructure existing Unisource activities, including the consolidation of certain distribution centers, closure of the Unisource headquarters facility, termination of redundant headcount and the relocation of certain administrative functions. In connection with the acquisition of Unisource, the Corporation assumed liabilities totaling approximately $84 million for employee termination and relocation costs, and $15 million for facility closure costs. The Corporation has not yet completed its evaluation of Unisource activities; accordingly, finalization of the Corporation's plans may result in additional liabilities for termination, relocation or facility closure costs which could increase the amount of liabilities assumed in the acquisition. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and will be amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

     (In millions)
     Current assets                  $      1,258
     Property, plant and equipment            225
     Other non current assets                  19
     Goodwill                                 756
     Liabilities                           (1,497)
     --------------------------------------------------
     Net cash paid for Unisource     $        761
    ===================================================

     The following unaudited pro forma financial data has been prepared assuming that the acquisition of Unisource and related financings were consummated on January 1, 1998.
     This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 1998, nor does it include adjustments for expected synergies or cost savings. Accordingly, this pro forma data is not necessarily indicative of future operations.


                                   Three Months Ended     Six Months Ended
                                   ------------------    ------------------         -
(In millions, except per share       July 3,   June 30,  July 3,    June 30,
amount)                               1999      1998      1999       1998
                                     -------  --------   ------     --------

Net Sales                            $  5,355  $  5,028  $  10,277  $ 10,006
Income before extraordinary items    $    307  $     52  $     447  $    119
Net Income                           $    307  $     51  $     447  $    104
Georgia-Pacific Group per share data:
Basic income before extraordinary
    items per share                  $   1.22  $   0.08  $    1.76  $   0.16
Diluted income before extraordinary
    items per share                  $   1.19  $   0.08  $    1.72  $   0.16
Basic earnings per share             $   1.22  $   0.07  $    1.76  $   0.09
Diluted earnings per share           $   1.19  $   0.07  $    1.72  $   0.09


     The Timber Company's results of operations are not impacted.

     The 1998 pro forma financial data includes a non-recurring restructuring charge of $28 million ($18 million after tax) taken by Unisource in the second quarter of 1998.

     In addition during the first six months of 1999, the Corporation completed the acquisition of a packaging plant and two treated lumber facilities for a total consideration of approximately $57 million in cash. The results of operations of these acquired businesses were consolidated with those of the Corporation beginning in the second quarter of 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

     On June 25, 1999, the Corporation and Chesapeake Corp. announced that the two companies signed a letter of intent to combine their commercial tissue business in a new partnership. The Corporation will contribute the assets of its commercial tissue business to the partnership. The Corporation will control and manage the partnership and is expected to own approximately 90 percent of the equity in the partnership. Chesapeake Corp. will contribute the assets of its Wisconsin Tissue business to the partnership, for which it will receive a 10 percent equity interest in the partnership and an initial cash distribution of approximately $730 million. Formation of the partnership is subject to completion of definitive agreements, completion of due diligence by both parties and customary regulatory approvals. Completion is anticipated in the third quarter of 1999.

     On June 30, 1998, the Corporation completed its acquisition of CeCorr Inc. ("CeCorr"), a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately 3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Corporation assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Corporation approximately 2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Corporation beginning July 1, 1998. The Corporation accounted for the CeCorr acquisition using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

9. DEBT. In connection with the acquisition of Unisource, the Corporation incurred $600 million of short-term bridge financing until it closed on the issuance of the Premium Equity
     Participating Security Units on July 7, 1999 (see below).

     In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. This program is accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheets. Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program expires in May 2000.

     In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. At July 3, 1999, approximately $197 million was outstanding under these programs. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheet. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold. These agreements expire in September, 1999.

     Also in June 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

     As of July 3, 1999, the Corporation had a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. At July 3, 1999, $797 million was available in excess of all short-term borrowings outstanding under or supported by the facility. On July 22, 1999, the Corporation increased the amount of this unsecured credit facility to $2.0 billion.

     On July 7, 1999, the Corporation issued 17,250,000 of 7.5% Premium Equity Participating Security Units ("PEPS Units") for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

     During the second quarter of 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission, of which $1.725 billion relates to the PEPS Units ($862.5 million of which was received on July 7, 1999, and $862.5 million is to be received upon exercise of the purchase contracts).

10. STOCK SPLIT. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76.1 million was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

11. SHARE REPURCHASES. During the first six months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,113,000 shares of Georgia-Pacific Group common stock, all of which were held as treasury stock at July 3, 1999, at an aggregate price of $206 million ($40.24 average per share). During the first six months of 1999, The Timber Company purchased on the open market approximately 3,946,000 shares of The Timber Company common at an aggregate price of $95 million ($24.16 average per share). Of these repurchased shares, approximately 3,855,000 shares of The Timber Company common stock were held as treasury and 91,000 shares were purchased during the first six months of 1999 and settled after July 3, 1999.

     During the first six months of 1998, Georgia-Pacific Group purchased on the open market approximately 4,625,000 shares of Georgia-Pacific Group common stock at an aggregate price of $150 million ($32.43 average per share). In addition during the first six months, The Timber Company purchased on the open market 975,500 shares of The Timber Company common stock at an aggregate price of $21 million ($21.53 average per share).

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

     The Corporation is involved in environmental remediation activities at approximately 176 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 46 percent are being investigated, approximately 30 percent are being remediated and approximately 24 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 73,000 such plaintiffs as of July 26, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

     On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation which alleged that the Corporation engaged in a conspiracy to fix the prices of sanitary commercial
     paper products.   The Settlement Agreement states that the
     Attorney General is dismissing its claims in the public interest and consistent with its responsibilities. The Agreement also provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price fixing conspiracy. In addition, the Corporation agreed to donate certain real property to the State of Florida, Board of Trustees of the Internal Improvement Trust. The value of this real property is not material to the results of operations or financial position of the Corporation.

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

13. OPERATING SEGMENT INFORMATION. The Corporation has five reportable operating segments: building products, distribution, timber, containerboard and packaging, and pulp and paper. The following represents selected operating data for each reportable segment for the three and six months ended July 3, 1999 and June 30, 1998.


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts, except              Three Months Ended    Three Months Ended
per share, in millions)                  July 3, 1999         June 30, 1998
                                     -------------------    -----------------
-------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                    $ 1,047      27%      $   820     25%
Distribution                           1,317      34         1,071     32
Timber                                    46       1            33      1
Containerboard and packaging             573      15           497     15
Pulp and paper                           870      23           887     27
Other                                     (3)      -            (3)     -
--------------------------------------------------------------
Total net sales to
  unaffiliated customers             $ 3,850      100%     $ 3,305    100%
==============================================================
INTERSEGMENT SALES
Building products                    $   624               $   629
Distribution                               2                     2
Timber                                    89                    86
Containerboard and packaging              14                    15
Pulp and paper                             7                     8
Other*                                  (736)                 (740)
--------------------------------------------------------------
Total intersegment sales             $     -               $     -
==============================================================
TOTAL NET SALES
Building products                    $ 1,671      43%      $ 1,449     44%
Distribution                           1,319      34         1,073     33
Timber                                   135       4           119      4
Containerboard and packaging             587      15           512     15
Pulp and paper                           877      23           895     27
Other*                                  (739)    (19)         (743)   (23)
--------------------------------------------------------------
Total net sales                      $ 3,850      100%     $ 3,305    100%
==============================================================
OPERATING PROFITS
Building products                    $  364       59%      $   120     53%
Distribution                             35        6             -      -
Timber                                  176       28            80     35
Containerboard and packaging             81       13            31     13
Pulp and paper                           33        5            54     24
Other                                   (71)     (11)          (57)   (25)
--------------------------------------------------------------
Total operating profits                 618      100%          228    100%
                                                 ===                  ===
Interest expense                       (106)                  (111)
Provision for income taxes             (203)                   (49)
Extraordinary item, net of taxes          -                     (1)
--------------------------------------------------------------
Net income                           $  309                $    67
==============================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except              Six Months Ended    Six Months Ended
per share, in millions)                July 3, 1999       June 30, 1998
                                     ------------------  -----------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                    $ 1,937     27%       $ 1,585    24%
Distribution                           2,415     33          2,095    32
Timber                                    99      1             61     1
Containerboard and packaging           1,096     15            985    15
Pulp and paper                         1,710     24          1,802    28
Other                                     (2)     -             (2)    -
---------------------------------------------------------------
Total net sales to
  unaffiliated customers             $ 7,255    100%       $ 6,526   100%
===============================================================
INTERSEGMENT SALES
Building products                    $ 1,174               $ 1,231
Distribution                               4                     4
Timber                                   175                   203
Containerboard and packaging              29                    30
Pulp and paper                            13                    16
Other*                                (1,395)               (1,484)
---------------------------------------------------------------
Total intersegment sales             $     -               $     -
===============================================================
TOTAL NET SALES
Building products                    $ 3,111     43%       $ 2,816    43%
Distribution                           2,419     33          2,099    32
Timber                                   274      4            264     4
Containerboard and packaging           1,125     15          1,015    16
Pulp and paper                         1,723     24          1,818    28
Other*                                (1,397)   (19)        (1,486)  (23)
---------------------------------------------------------------
Total net sales                      $ 7,255    100%       $ 6,526   100%
===============================================================
OPERATING PROFITS
Building products                    $   612     63%       $   223    49%
Distribution                              53      5            (17)   (4)
Timber                                   270     28            183    40
Containerboard and packaging             121     12             64    14
Pulp and paper                            53      5            125    27
Other                                   (136)   (13)          (119)  (26)
---------------------------------------------------------------
Total operating profits                  973    100%           459   100%
                                                 ===                 ===
Interest expense                        (217)                 (225)
Provision for income taxes              (302)                  (98)
Extraordinary item, net of taxes         -                     (15)
---------------------------------------------------------------
Net income                           $   454               $   121
===============================================================

*Includes elimination of intersegment sales.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

The Corporation reported consolidated net sales of approximately $3.9 billion for the second quarter of 1999 and $3.3 billion for the second quarter of 1998. Net income for the 1999 second quarter was $309 million compared with $67 million in 1998. Net income in the second quarter of 1998 included an after-tax extraordinary charge of $1 million for the early retirement of debt.

The remaining discussion refers to the "Consolidated Selected
Operating Segment Data" table (included in Note 13 to the
Consolidated Financial Statements).

The Corporation's building products segment reported net sales of $1,671 million for the second three months of 1999 compared with $1,449 million in 1998. Operating profits were $364 million in 1999 compared with $120 million in 1998. Return on sales was 22 percent and 8 percent for the three months ended July 3, 1999 and June 30, 1998, respectively. The higher quarter-over-quarter profits resulted from increases in selling prices for most of this segment's products. Lumber prices were up 8 percent from the prior year's quarter; Gypsum prices increased 21 percent; Plywood prices increased 28 percent; and Oriented strand board prices increased 49 percent. Mild weather and the home building activity driven by a strong economy and low inventory have resulted in high prices in both Plywood and Oriented strand board. The Corporation expects continued strength in the building products segment into the fourth quarter of 1999.

The Corporation's distribution segment reported net sales of $1,319 million for the second three months of 1999 compared with $1,073 million in 1998. Operating profits for the distribution segment were $35 million in the second quarter of 1999 compared with approximately break even results in the second quarter of 1998. The 1998 results included one-time gains, principally on sales of assets related to the 1997 restructuring plan, of approximately $11 million. The improvement in the distribution segment profits in 1999 reflects higher commodity and specialty products margins related to higher prices for building products generally.

The timber segment reported net sales of approximately $135 million and $119 million for the second quarter of 1999 and 1998, respectively. Operating income for the 1999 second quarter was $176 million, including a one-time, pre tax gain of $86 million from the sale of company timberlands in Maine and New Brunswick. Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick, operating earnings increased $10 million to $90 million in the second quarter of 1999, compared with $80 million in the second quarter of 1998. The 13 percent increase resulted from a mix of higher harvest volumes and improved sales to third parties. Total harvest volumes in 1999 are anticipated to remain comparable to 1998.

The Corporation's containerboard and packaging segment reported net sales of $587 million and operating profits of $81 million in the second quarter of 1999, compared with net sales of $512 million and operating profits of $31 million in the second quarter of 1998. Return on sales was 14 percent and 6 percent in the second quarter of 1999 and 1998, respectively. Containerboard and packaging prices increased steadily over the quarter, ending the quarter at approximately the same levels as a year ago. The packaging division cost reductions noted in the first quarter continued into the second quarter. The positive price trend together with cost reductions and the profits from CeCorr which was acquired on June 30, 1998, resulted in higher quarter-over-quarter profits for this segment. The Corporation expects continued price improvement in the containerboard and packaging segment through the remainder of 1999.

The Corporation's pulp and paper segment reported net sales of $877 million and operating profits of $33 million in the 1999 second quarter. For the same period in 1998, the segment reported net sales of $895 million and operating profits of $54 million. Return on sales was 4 percent and 6 percent in the second quarter of 1999 and 1998, respectively. Compared with a year ago, the Corporation has maintained lower levels of inventory for most pulp and paper products. In the 1999 second quarter the pulp and paper segment took market-related down time at its pulp and paper mills and reduced pulp production by 28,000 tons and communication papers production by 13,000 tons. During the second quarter of 1998, the Corporation took market-related downtime at its pulp and paper mills, and reduced pulp and communication papers production by approximately 20,000 tons and 25,000 tons, respectively. Although steadily increasing throughout the second quarter, prices and demand for pulp remained slightly below the prior year quarter average. Tissue and communication paper results were lower than in the 1998 second quarter due to lower prices than in the prior year period. However, average prices for the second quarter of 1999 are above those of the 1999 first quarter. Demand for tissue was above 1998 levels during the second quarter of 1999. The Corporation expects demand and pricing for products in this segment to improve through the remainder of the year.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $16 million to a loss of $71 million in 1999 from a loss of $57 million in the 1998 second quarter. This increase is primarily the result of higher expenses for the Corporation's stock compensation programs.

Interest expense decreased $5 million to $106 million in the second quarter of 1999 compared with $111 million in the second quarter of 1998 as a result of lower average interest rates, despite slightly higher average debt levels.

YEAR-TO-DATE SECOND QUARTER 1999 COMPARED WITH YEAR-TO-DATE
SECOND QUARTER 1998

The Corporation reported consolidated net sales of $7.3 billion and net income of $454 million for the six months ended July 3, 1999, compared with net sales of $6.5 billion and net income of $121 million for the six months ended June 30, 1998. The 1998 results include an extraordinary, after-tax loss of $15 million for the early retirement of debt.

The remaining discussion refers to the "Consolidated Selected
Operating Segment Data" table (included in Note 13 to the
Consolidated Financial Statements).

The Corporation's building products segment reported net sales of $3.1 billion and operating profits of $612 million for the six months ended July 3, 1999, compared with net sales of $2.8 billion and operating profits of $223 million in 1998. Return on
sales increased to 19.7 percent from 7.9 percent a year ago.   A
24 percent increase in average plywood prices, 42 percent increase in average oriented strand board prices, and an 18 percent increase in average gypsum prices in the first six months of 1999 resulted in significantly higher profit margins over those realized in the same 1998 period.

The distribution division reported net sales of $2.4 billion and operating profits of $53 million for the six months ended July 3, 1999, compared with net sales of $2.1 billion and an operating loss of $17 million in the first half of 1998. The 1998 results included one-time gains, principally on sales of assets related to the 1997 restructuring plan, of approximately $13 million. Continued high margins in commodity and specialty products, and lower operating costs have contributed to the increased profits.

The Corporation's timber segment reported net sales of approximately $274 million and operating profit of $270 million for the six-month period ended July 3, 1999 compared to net sales of $264 million and operating profit of $183 million for the six-months ended June 30, 1998. The 1999 results included a one-time, pre tax gain of $86 million from the sale of company timberlands in Maine and New Brunswick. Excluding the gain on the sale of timberlands in Maine and New Brunswick, operating profit increased $1 million to $184 million in the first six months of 1999 compared to the same period of 1998. Overall, 15% higher total harvest volumes helped to offset the year over year 10% decline in average sales prices.

The Corporation's containerboard and packaging segment reported net sales of $1.1 billion and operating profits of $121 million in the first half of 1999 compared with net sales of $1.0 billion and operating profits of $64 million in the same 1998 period. Return on sales increased to 10.8 percent from 6.3 percent in 1998. Although year-to-date average prices are below year ago levels, pricing has increased throughout 1999 and at July 3, 1999, were very close to year ago levels. Cost decreases in wood, secondary fibers and energy, as well as increased production contributed to the increased profit margins.

The Corporation's pulp and paper segment reported net sales of $1.7 billion and operating profits of $53 million for the six-month period ended July 3, 1999, compared with net sales of $1.8 billion and operating profits of $125 million in 1998. Return on sales decreased to 3.1 percent compared with 6.9 percent for the same period a year ago, principally due to a decrease in average prices for all of the Corporation's pulp and paper products. Average pulp prices for the first six months of 1999 were approximately 7.5% below prices in the same 1998 period, and average prices of communications papers for the first six months of 1999 were approximately 11% below year ago levels. Prices for most of the Corporation's pulp and paper products have increased steadily throughout the first half of 1999, but still remain below year ago levels. The Corporation anticipates this upward trend to continue through the remainder of 1999. Compared with a year ago, the Corporation has maintained lower inventory levels for pulp and paper products. During the first half of 1999, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp production by 62,000 tons and communication papers production by 24,000 tons. In the same 1998 period, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp and communication papers production by 100,000 tons and 40,000 tons, respectively.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $17 million to a loss of $136 million in the first half of 1999 from a loss of $119 million in the first half of 1998. This increase is primarily the result of higher expenses for the Corporation's stock compensation programs and higher litigation and environmental remediation costs.

Interest expense decreased $8 million to $217 million in the first half of 1999, compared with $225 million in the first half of 1998 as a result of lower interest rates, despite higher average debt levels.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $531 million for the six months ended July 3, 1999 compared with $505 million a year ago. The increase in cash provided from operating activities is primarily a result of very strong demand and improved prices for several building products' items, offset in part by higher working capital levels, primarily accounts receivable associated with the increase in net sales.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended July 3, 1999 were $250 million, which included $101 million in the building products segment, $5 million in the distribution segment, $1 million in the timber segment, $32 million in the containerboard and packaging segment, $91 million in the pulp and paper segment and $20 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $73 million in the first six months of 1999 compared with $128 million in 1998.

At the end of the second quarter of 1999, the Corporation acquired approximately 91% of the outstanding shares of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. The Corporation expects to pay for the remaining shares of Unisource as they are prescribed to the exchange agent. The value of the transaction was $12 per share of Unisource stock, or approximately $843 million (assuming all outstanding Unisource shares are tendered), plus the assumption of approximately $669 million in debt. Through July 3, 1999, the Corporation had paid approximately $761 million (net of $34 million of cash acquired) for shares of Unisource stock that had been tendered.
Unisource's results of operations will be consolidated with those of the Corporation beginning July 4, 1999.

During the first six months of 1999, the Corporation also completed the acquisition of a packaging plant and two treated lumber facilities for a total consideration of approximately $57 million in cash. The results of operations of these acquired businesses were consolidated with those of the Corporation beginning in the second quarter of 1999.

On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately 3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Corporation assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Corporation approximately
2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Corporation beginning July 1, 1998.

During the first six months of 1999, the Corporation received $51 million of proceeds from the sale of assets, compared with $70 million in the same quarter of 1998. During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $86 million ($52 million after tax). The 1998 proceeds were principally from sales of real estate development properties located in South Carolina and Florida.

In June 1999, the Corporation announced that it intends to sell approximately 196,000 acres of its redwood and Douglas fir timberlands in northern California. The Corporation does not expect that this potential timberland sale will have an impact on the wood supply for the Fort Bragg, California sawmill operations in the near term. The Fort Bragg sawmill has a supply agreement with The Timber Company through 1999 that will remain intact with the potential new owner.

On June 25, 1999, the Corporation and Chesapeake Corp. announced that the two companies signed a letter of intent to combine their commercial tissue business in a new partnership. The Corporation will contribute the assets of its commercial tissue business to the partnership. The Corporation will control and manage the partnership and is expected to own approximately 90 percent of the equity in the partnership. Chesapeake Corp. will contribute the assets of its Wisconsin Tissue business to the partnership, for which it will receive a 10 percent equity interest in the partnership and an initial cash distribution of approximately $730 million. Formation of the partnership is subject to completion of definitive agreements, completion of due diligence by both parties and customary regulatory approvals. Completion is anticipated in the third quarter of 1999.

In 1999, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt increased by $1.52 billion to $7.07 billion at July 3, 1999 from $5.55 billion at December 31, 1998. At July 3, 1999 and December 31, 1998, $6.11 billion and $4.57 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $963 million and $983 million, respectively, was The Timber Company's debt.

In connection with the acquisition of Unisource, the Corporation incurred $600 million of short-term bridge financing until it closed on the issuance of the PEPS Units on July 7, 1999.

In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. This program is accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheets. Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program expires in May 2000.

In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. At July 3, 1999, approximately $197 million was outstanding under these programs. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold. These agreements expire in September, 1999.

Also in June 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

During the first six months of 1999, approximately $70 million of fixed and floating rate industrial revenue bonds were replaced, of which $57 million were refunded by fixed rate instruments and $13 million were refunded by variable rate instruments.

At July 3, 1999, the Corporation had a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of July 3, 1999, $797 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. On July 22, 1999, the Corporation increased the amount of this unsecured credit facility to $2.0 billion.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of July 3, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

Georgia-Pacific Corporation and Subsidiaries

(In millions)                        1999        2000         2001        2002
------------------------------------------------------------
Debt
Commercial paper and other
  short-term notes                      -           -            -           -
   Average interest rates               -           -            -           -
Notes and debentures              $     4           -            -    $    300
   Average interest rates            25.4%          -            -          10%
Revenue bonds                     $     8    $     24     $      6    $     74
   Average interest rates             3.5%        4.3%         3.9%        2.5%
Other loans                             -    $     13            -           -
   Average interest rates               -         8.0%           -           -
Accounts receivable sale program        -           -            -           -
   Average interest rates               -           -            -           -
   Notional principal amount of
     interest rate exchange
     agreements                   $   100    $    177            -         131
   Average interest rate paid
  (fixed)                             6.6%        7.5%           -         6.1%
   Average interest rate received
  (variable)                          5.4%        5.1%           -         6.1%
------------------------------------------------------------

Georgia-Pacific Corporation and Subsidiaries

(In millions)                                                          Fair value
                                                                          July 3,
                                    2003      Thereafter      Total        1999
------------------------------------------------------------
Debt
Commercial paper and other
  short-term notes                     -     $    1,758    $   1,758    $  1,758
   Average interest rates              -            5.9%         5.9%        5.9%
Notes and debentures              $  300     $    2,900    $   3,504    $  3,591
   Average interest rates            4.9%           8.6%         8.4%        8.4%
Revenue bonds                          -     $      532    $     644    $    550
   Average interest rates              -            5.2%         4.8%        4.8%
Other loans                       $   14              -    $      27    $     27
   Average interest rates            5.7%             -          6.8%        6.8%
Accounts receivable sale program       -     $      947    $     947    $    947
   Average interest rates              -            5.3%         5.3%        5.3%
Notional principal amount of
  interest rate exchange
  agreements                      $  300              -    $     708    $     (6)
   Average interest rate paid
  (fixed)                            5.9%             -          6.3%        6.3%
   Average interest rate received
  (variable)                         5.1%       -                5.3%        5.3%
------------------------------------------------------------

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003. The fair value of interest rate exchange agreements exclude amounts used to determine the fair value of related notes and debentures.

At July 3, 1999, the Corporation's weighted average interest rate on its total debt was 6.9% including the accounts receivable sale program and outstanding interest rate exchange agreements. At July 3, 1999, these interest rate exchange agreements effectively converted approximately $400 million of floating rate obligations with a weighted average interest rate of 5.1% to fixed rate obligations with an average effective interest rate of 6.5%. These agreements have a weighted average maturity of approximately 3.4 years. As of July 3, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $2.2 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at July 3, 1999.

As of July 3, 1999, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission, of which $1.725 billion relates to the PEPS Units ($862.5 million of which was received on July 7, 1999, and $862.5 million is to be received upon exercise of the purchase contracts). Proceeds from the issuance of securities under this registration statement may be used for general corporate purposes, including the reduction of short-term debt, acquisitions, investments in, or extension or credit to, the Corporation's subsidiaries and the acquisition of real property.

During the first six months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,113,000 shares of Georgia-Pacific Group common stock, all of which were held as treasury stock at July 3, 1999, at an aggregate price of $206 million ($40.24 average per share). During the first six months of 1999, The Timber Company purchased on the open market approximately 3,946,000 shares of The Timber Company common at an aggregate price of $95 million ($24.16 average per share). Of these repurchased shares, approximately 3,855,000 shares of The Timber Company common stock were held as treasury stock and 91,000 shares were purchased during the first six months of 1999 and settled after July 3, 1999.

During the first six months of 1998, Georgia-Pacific Group purchased on the open market approximately 4,625,000 shares of Georgia-Pacific Group common stock at an aggregate price of $150 million ($32.43 average per share). In addition during the first six months of 1998, The Timber Company purchased on the open market 975,500 shares of The Timber Company common stock at an aggregate price of $21 million ($21.53 average per share).

Subsequent to July 3, 1999 through August 2, 1999, the Corporation purchased on the open market approximately 353,300 shares of the Georgia-Pacific Group stock at an aggregate price of $18 million ($49.86 average per share) and approximately 595,300 shares of The Timber Company stock at an aggregate price of $15 million ($25.46 average per share). The Corporation expects to repurchase shares of the Georgia-Pacific Group and The Timber Company stock throughout 1999 as long as debt levels are below the established thresholds.

During the first six months of 1999, the Corporation received
$105 million and $8 million from the exercise of stock options of Georgia-Pacific Group common stock and The Timber Company common stock, respectively.

During the first six months of 1999 and 1998, the Corporation paid $86 million and $92 million, respectively, in dividends. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76.1 million was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split. It is anticipated that future dividends on Georgia-Pacific Group common stock will be declared at the rate of 12.5 cents per share as a result of the stock split.


OTHER. In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Georgia-Pacific Corporation will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on Georgia-Pacific's derivative instruments: primarily interest rate swaps, foreign currency forward contracts and long-term purchase commitments. The impact of adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.

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

The Corporation completed the necessary revisions and unit testing to most systems and processes in 1998 with the few remaining systems completed in March 1999. Full integration testing and verification of such systems and processes for Year 2000 readiness has been ongoing and will continue during 1999. At the end of June 1999, 86 percent of the Corporation's systems are considered fully Year 2000 ready, and 14 percent are in the final stages of full integration testing. Early in 1998, the Corporation completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. At the end of June 1999, over 93 percent of the process control and embedded chip inventory has been fully analyzed and remediated as necessary with the remaining 7 percent of the inventory in the repair or test phase. Final post-repair testing is scheduled to be complete at all operations by the end of September 1999. Due to system acquisitions and the number and complexity of existing systems, the Corporation expects some continuing additions of noncritical systems to the inventory list.

The Corporation has contacted each of its critical suppliers and service providers including government services, transportation, energy and communication providers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is currently reviewing their responses and conducting follow-up reviews as necessary. The Corporation has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will be assessing the need for further testing with customers as appropriate. While the Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Corporation's major customers, suppliers and service providers to modify or replace their affected systems, could have a material adverse impact on the Corporation's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst-case scenario of failure by the Corporation or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Corporation's facilities, including its limited foreign operations and a temporary inability on the part of the Corporation to process orders and billings in a timely manner and to deliver finished products to customers. The Corporation's individual business units and corporate offices have developed plans for various contingency options, including identification of alternate suppliers, vendors and service providers as well as direct access to qualified vendor technical support and manual alternatives to systems operations. These options will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures in areas outside the Corporation's control. The primary goal of the Corporation's contingency plan is to minimize the adverse impact to personnel safety, environmental safety and assets.

The Corporation currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $40 million (including approximately $2 million of capital costs), of which $23 million has been incurred to date and $6 million is included for the impact of contingency activities and unexpected events. In addition, the Corporation expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $15 million has been incurred to date. The bulk of the incremental costs relates to replacement or modification of affected process control systems in the Corporation's manufacturing operations and the cost of creating and maintaining isolated test environments for its information systems. The majority of the internal costs relates to code or process system assessment, remediation and testing and is projected to be incurred through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

The Corporation has reviewed the Unisource Year 2000 project methodology and progress, including its foreign operations. All mission critical systems have been remediated and full testing and final certification efforts are expected to be completed by the end of September 1999. Unisource has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are year 2000 ready and the extent to which Unisource could be affected if they are not. Contingency planning activities are ongoing and are also expected to be complete by the end of September 1999. Unisource estimates the total cost of its Year 2000 project to be approximately $14 million. Of this amount, approximately $11 million has been incurred through July 3, 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; the ability of the Corporation, and its customers and suppliers, to address the Year 2000 problem in a timely and efficient manner; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets, particularly the Asian markets; variations in the level of housing starts; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; material variation of earnings or cash flow arising from Unisource, the inability of the Corporation to integrate and rationalize the business of Unisource into the Corporation in a manner that realizes cost savings and synergies, including effective continuing implementation of the Unisource restructuring announced July 29, 1998 and other risks, uncertainties and assumptions discussed in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note
12 of the Notes to Consolidated Financial Statements.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
                                    Three Months Ended     Six Months Ended
                                    ------------------     ----------------
(In millions, except per share      July 3,     June 30,   July 3,    June 30,
amounts)                              1999        1998       1999        1998
                                     -------   -------     -------    --------
-----------------------------------------------------------------------
Net sales                           $ 3,807     $ 3,275    $ 7,159    $ 6,468
-----------------------------------------------------------------------
Costs and expenses
  Cost of sales excluding depreciation
    and cost of timber harvested shown
    below
     The Timber Company                  25          19         45         43
     Third parties                    2,768       2,556      5,275      5,031
-----------------------------------------------------------------------
  Total cost of sales                 2,793       2,575      5,320      5,074
  Selling, general and
    Administrative                      296         256        584        518
  Depreciation and cost of
    timber harvested
     The Timber Company                  64          67        130        160
     Third parties                      212         229        422        440
-----------------------------------------------------------------------
  Total depreciation and cost of
    timber harvested                    276         296        552        600
  Interest                               89          94        182        190
-----------------------------------------------------------------------
Total costs and expenses              3,454       3,221      6,638      6,382
-----------------------------------------------------------------------
Income before income taxes
  and extraordinary item                353          54        521         86
Provision for income taxes              141          24        210         40
-----------------------------------------------------------------------
Income before extraordinary item        212          30        311         46
Extraordinary item, net of taxes          -          (1)         -        (13)
-----------------------------------------------------------------------
Net income                          $   212     $    29    $   311    $    33
======================================================================
Basic per common share:
  Income before extraordinary item  $  1.23     $  0.17    $  1.81    $  0.25
  Extraordinary item, net of taxes         -      (0.01)         -      (0.07)
-----------------------------------------------------------------------
  Net income                        $  1.23     $  0.16    $  1.81    $  0.18
======================================================================
Diluted per common share:
  Income before extraordinary item  $  1.20     $  0.17    $  1.76    $  0.25
  Extraordinary item, net of taxes        -       (0.01)         -      (0.07)
-----------------------------------------------------------------------
  Net income                        $  1.20     $  0.16    $  1.76    $  0.18
======================================================================
Average number of shares
outstanding:
  Basic                               171.8       181.0      172.2      182.0
  Diluted                             176.4       184.4      176.3      184.7
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
                                                  Six Months Ended
                                                -------------------
(In millions)                              July 3, 1999     June 30, 1998
                                          --------------   ---------------
-----------------------------------------------------------------------
Cash flows from operating activities
 Net income                              $      311        $      33
  Adjustments to reconcile net income to
   cash provided by operations:
   Depreciation                                 361              369
   Cost of timber harvested - The Timber
     Company                                    130              160
   Cost of timber harvested - Third
     Parties                                     61               71
   Deferred income taxes                        (15)              50
   Amortization of goodwill                      31               30
   Stock compensation programs                   (1)              14
   (Loss) gain on sales of assets                 1              (16)
   Increase in receivables                     (310)             (49)
   (Increase) decrease in inventories           (65)              88
   (Increase) decrease in other working
      capital                                    80             (202)
   Change in other assets and other
     long-term liabilities                      (62)               15
-----------------------------------------------------------------------
Cash provided by operations                     522              563
-----------------------------------------------------------------------
Cash flows from investment activities
  Property, plant and equipment
    investments                                (249)            (238)
  Timber purchases from The Timber Company     (121)            (184)
  Timber contract purchases from third
    parties                                     (48)             (96)
  Acquisitions                                 (818)             (93)
  Proceeds from sales of assets                   2               35
  Other                                          25               28
-----------------------------------------------------------------------
Cash used for investment activities          (1,209)            (548)
-----------------------------------------------------------------------
Cash flows from financing activities
  Additions to long-term debt                   870              177
  Common stock repurchased                     (206)            (155)
  Cash dividends paid                           (43)             (46)
  Proceeds from option plan exercises           105                8
-----------------------------------------------------------------------
Cash provided by (used for) financing
   Activities                                   726              (16)
-----------------------------------------------------------------------
Increase (decrease) in cash                      39               (1)
  Balance at beginning of period                  5                8
-----------------------------------------------------------------------
  Balance at end of period               $       44        $       7
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation-Georgia-Pacific Group

(In millions)                              July 3,         December 31,
                                             1999              1998
                                       ----------------   -------------
------------------------------------------------------------------------
ASSETS                                   (Unaudited)
Current assets
  Cash                                 $        44       $          5
  Receivables, less allowances of
     $24 and $25, respectively               2,300              1,231
  Inventories                                1,776              1,278
  Deferred income tax assets                    61                 61
  Other current assets                         123                 65
------------------------------------------------------------------------
Total current assets                         4,304              2,640
------------------------------------------------------------------------
Timber contracts                                59                 78
------------------------------------------------------------------------
Property, plant and equipment
  Land and improvements, buildings,
  machinery and equipment and construction
   in progress, at cost                     14,828             14,387
  Accumulated depreciation                  (8,467)            (8,162)
----------------------------------------------------------------------
Property, plant and equipment, net           6,361              6,225
-----------------------------------------------------------------------
Goodwill, net                                2,433              1,677
-----------------------------------------------------------------------
Other assets                                   996                918
-----------------------------------------------------------------------
Total assets                           $    14,153       $     11,538
======================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt                            $      2,160      $       1,173
 Accounts payable                                    974                553
 Accrued compensation                                296                243
 Other current liabilities                           607                412
----------------------------------------------------------------------
Total current liabilities                          4,037              2,381
----------------------------------------------------------------------
Long-term debt, excluding current portion          3,945              3,395
----------------------------------------------------------------------
Other long-term liabilities                        1,743              1,566
----------------------------------------------------------------------
Deferred income tax liabilities                    1,017                987
----------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                               3,411              3,209
----------------------------------------------------------------------
Total liabilities and shareholders' equity  $     14,153      $      11,538
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
                                    Three Months Ended      Six Months Ended
                                    -------------------     ----------------         -
                                     July 3,    June 30,    July 3,   June 30,
                                      1999       1998        1999       1998
(In millions)                        -------    --------    -------   --------
----------------------------------------------------------------------
Net income                           $   212    $    29     $   311   $    33
 Other comprehensive income (loss)
  before tax:
 Foreign currency translation
   adjustments                             4         (5)         10        (6)
 Income tax (expense) benefit related
  to items of other comprehensive income  (2)         2          (4)        2
----------------------------------------------------------------------
Comprehensive income                 $   214    $    26     $   317   $    29
======================================================================

The accompanying notes are an integral part of these financial statements.


NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
APRIL 3, 1999

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

     On or about April 22, 1999, the Georgia-Pacific Group determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Georgia-Pacific Group reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of three additional days on the six months ended July 3, 1999 was not material. There will be no transition period on which to report.

2. PROVISION FOR INCOME TAXES. The effective tax rates for the periods were different than the statutory rates primarily because of nondeductible goodwill amortization expense.

3. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first six months of 1998. As a result, an after-tax extraordinary charge of $13 million ($0.07 per share) was allocated to the Georgia-Pacific Group based on the ratio of the Georgia-Pacific Group's debt to the Corporation's total debt, of which $12 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

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

     The following table provides earnings and per share data for the Georgia-Pacific Group for 1999 and 1998.

                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------         -
(In millions, except per share         July 3,   June 30,    July 3,   June 30,
amounts)                                1999       1998       1999       1998
                                       -------   --------  -------     --------
---------------------------------------------------------------

Basic and diluted income available to
  shareholders (numerator):
     Income before extraordinary item  $   212   $    30     $  311    $    46
     Extraordinary item, net of taxes        -        (1)         -        (13)
---------------------------------------------------------------
     Net income                        $   212   $    29     $  311    $    33
================================================================
Shares (denominator):
   Average shares outstanding            171.8     181.0      172.2      182.0
   Dilutive securities:
     Stock incentive and option plans      4.1       3.0        3.6        2.5
     Employee stock purchase plans         0.5       0.4        0.5        0.2
---------------------------------------------------------------
   Total assuming conversion             176.4     184.4      176.3      184.7
================================================================
Basic per share amounts:
     Income before extraordinary item  $  1.23   $  0.17     $ 1.81    $  0.25
     Extraordinary item, net of taxes        -     (0.01)          -     (0.07)
---------------------------------------------------------------
     Net income                        $  1.23   $  0.16     $  1.81   $  0.18
================================================================
Diluted per share amounts:
     Income before extraordinary item  $  1.20   $  0.17     $  1.76   $  0.25
     Extraordinary item, net of taxes        -     (0.01)          -     (0.07)
---------------------------------------------------------------
     Net income                        $  1.20   $  0.16     $  1.76   $  0.18
================================================================

5. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Georgia-Pacific Group uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)                            July 3,          December 31,
                                          1999                1998
                                      -------------     ---------------
---------------------------------------------------------------
Raw materials                        $        347       $           417
Finished goods                              1,322                   760
Supplies                                      316                   310
LIFO reserve                                 (209)                 (209)
---------------------------------------------------------------
Total inventories                    $      1,776       $         1,278
===============================================================

6. ACQUISITIONS. At the end of the second quarter of 1999, Georgia-Pacific Group acquired approximately 91% of the outstanding shares of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. Georgia-Pacific Group expects to pay for the remaining shares of Unisource as they are prescribed to the exchange agent. The value of the transaction was $12 per share of Unisource stock, or approximately $843 million (assuming all outstanding Unisource shares are tendered), plus the assumption of approximately $669 million in debt.

     Unisource's results of operations will be consolidated with those of Georgia-Pacific Group beginning July 4, 1999. The Georgia-Pacific Group has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of July 3, 1999, and is subject to change pending finalization of studies of fair value and the finalization of management's plans. The Corporation has begun to assess and formulate plans to restructure existing Unisource activities, including the consolidation of certain distribution centers, closure of the Unisource headquarters facility, termination of redundant headcount and the relocation of certain administrative functions. In connection with the acquisition of Unisource, the Corporation assumed liabilities totaling approximately $84 million for employee termination and relocation costs, and $15 million for facility closure costs. The Corporation has not yet completed its evaluation of Unisource activities; accordingly, finalization of the Corporation's plans may result in additional liabilities for termination, relocation or facility closure costs which could increase the amount of liabilities assumed in the acquisition. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and will be amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

     (In millions)
     Current assets                  $      1,258
     Property, plant and equipment            225
     Other non current assets                  19
     Goodwill                                 756
     Liabilities                           (1,497)
     --------------------------------------------------
     Net cash paid for Unisource     $        761
     ==================================================

     The following unaudited pro forma financial data has been prepared assuming that the acquisition of Unisource and related financings were consummated on January 1, 1998.
     This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 1998, nor does it include adjustments for expected synergies or cost savings. Accordingly, this pro forma data is not necessarily indicative of future operations.

                                           Three Months Ended    Six Months Ended
                                           ------------------    ----------------         -
     (In millions, except per share      July 3,    June 30,      July 3,   June 30,
     amounts)                             1999       1998           1999     1998
                                         -------    --------       ------    -------
     Net Sales                           $  5,312   $  4,998      $ 10,181  $  9,948
     Income before extraordinary items   $    210   $     14      $    304  $     29
     Net Income                          $    210   $     13      $    304  $     16
     Basic income before
       extraordinary Items per share     $   1.22   $   0.08      $   1.76  $   0.16
     Diluted income before
       extraordinary Items per share     $   1.19   $   0.08      $   1.72  $   0.16
     Basic earnings per share            $   1.22   $   0.07      $   1.76  $   0.09
     Diluted earnings per share          $   1.19   $   0.07      $   1.72  $   0.09

The 1998 pro forma financial data includes a non-recurring restructuring charge of $28 million ($18 million after tax) taken by Unisource in the second quarter of 1998.

     In addition during the first six months of 1999, the Georgia-Pacific Group completed the acquisition of a packaging plant and two treated lumber facilities for a total consideration of approximately $57 million in cash. The results of operations of these acquired businesses were consolidated with those of the Corporation beginning in the second quarter of 1999. The Georgia-Pacific Group has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

     On June 25, 1999, the Georgia-Pacific Group and Chesapeake Corp. announced that the two companies signed a letter of intent to combine their commercial tissue business in a new partnership. The Georgia-Pacific Group will contribute the assets of its commercial tissue business to the partnership. The Georgia-Pacific Group will control and manage the partnership and is expected to own approximately 90 percent of the equity in the partnership. Chesapeake Corp. will contribute the assets of its Wisconsin Tissue business to the partnership, for which it will receive a 10 percent equity interest in the partnership and an initial cash distribution of approximately $730 million. Formation of the partnership is subject to completion of definitive agreements, completion of due diligence by both parties and customary regulatory approvals. Completion is anticipated in the third quarter of 1999.

     On June 30, 1998, the Georgia-Pacific Group completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Georgia-Pacific Group paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately
     3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Georgia-Pacific Group assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Corporation approximately 2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Corporation beginning July 1, 1998. The Georgia-Pacific Group accounted for the CeCorr acquisition using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

7. DEBT. In connection with the acquisition of Unisource, the Georgia-Pacific Group incurred $600 million of short-term bridge financing until it closed on the issuance of the Premium Equity Participating Security Units on July 7, 1999 (see below).

     In June 1999, the Georgia-Pacific Group renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. This program is accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Georgia-Pacific Group's balance sheets. Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program expires in May 2000.

     In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. At July 3, 1999, approximately $197 million was outstanding under these programs. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold. These agreements expire in September, 1999.
     Also in June 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

     As of July 3, 1999, the Corporation had a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. At July 3, 1999, $797 million was available in excess of all short-term borrowings outstanding under or supported by the facility. On July 22, 1999, the Corporation increased the amount of this unsecured credit facility to $2.0 billion.

     On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

     During the second quarter of 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission, of which $1.725 billion relates to the PEPS Units ($867.5 million of which was received on July 7, 1999, and $862.5 million is to be received upon exercise of the purchase contracts).

8.   STOCK SPLIT. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific
     Group on June 3, 1999.    A total of 95,126,911 additional shares
     were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76.1 million was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

9. SHARE REPURCHASES. During the first six months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,113,000 shares of Georgia-Pacific Group common stock, all of which were held as treasury stock at July 3, 1999, at an aggregate price of $206 million ($40.24 average per share).

     During the first six months of 1998, Georgia-Pacific Group purchased on the open market approximately 4,625,000 shares of Georgia-Pacific Group common stock at an aggregate price of $150 million ($32.43 average per share).

10. COMMITMENTS AND CONTINGENCIES. The Georgia-Pacific Group is subject to various legal proceedings and claims that arise in the ordinary course of its business. As is the case with other companies in similar industries, the Georgia-Pacific Group faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides very limited coverage for environmental matters.

     The following sets forth legal proceedings and claims arising out of the operations of the Georgia-Pacific Group to which the Corporation is a party. The holders of Georgia-Pacific Group stock are shareholders of the Corporation and are subject to all of the risks associated with an investment in the Corporation, including any legal proceedings and claims involving The Timber Company.
     The Corporation is involved in environmental remediation activities at approximately 176 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 46 percent are being investigated, approximately 30 percent are being remediated and approximately 24 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 73,000 such plaintiffs as of July 26, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

     On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation which alleged that the Corporation engaged in a conspiracy to fix the prices of sanitary commercial
     paper products.   The Settlement Agreement states that the
     Attorney General is dismissing its claims in the public interest and consistent with its responsibilities. The Agreement also provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price fixing conspiracy. In addition, the Corporation agreed to donate certain real property to the State of Florida, Board of Trustees of the Internal Improvement Trust. The value of this real property is not material to the results of operations or financial position of the Corporation.

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

11. OPERATING SEGMENT INFORMATION. Georgia-Pacific Group has four reportable operating segments: building products, distribution, containerboard and packaging, and pulp and paper. The following represents selected operating data for each reportable segment for the second quarter of 1999 and 1998.

COMBINED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Group

(Dollar amounts, except                Three Months Ended   Three Months Ended
per share, in millions)                  July 3, 1999       June 30, 1998
                                       ------------------   -----------------
-------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                      $ 1,047     27%      $   820    25%
Distribution                             1,317     35         1,071    33
Containerboard and packaging               573     15           497    15
Pulp and paper                             870     23           887    27
Other                                        -      -             -     -
--------------------------------------------------------------
Total net sales to
  unaffiliated customers               $ 3,807    100%      $ 3,275   100%
==============================================================
INTERSEGMENT SALES
Building products                      $   624              $   629
Distribution                                 2                    2
Containerboard and packaging                14                   15
Pulp and paper                               7                    8
Other*                                    (647)                (654)
--------------------------------------------------------------
Total intersegment sales               $     -                    -
==============================================================
TOTAL NET SALES
Building products                      $ 1,671     44%      $ 1,449    44%
Distribution                             1,319     35         1,073    33
Containerboard and packaging               587     15           512    16
Pulp and paper                             877     23           895    27
Other*                                    (647)   (17)         (654)  (20)
--------------------------------------------------------------
Total net sales                        $ 3,807    100%      $ 3,275   100%
==============================================================
OPERATING PROFITS
Building products                      $   364     82%      $   120    81%
Distribution                                35      8             -     -
Containerboard and packaging                81     18            31    21
Pulp and paper                              33      8            54    37
Other                                      (71)   (16)          (57)  (39)
--------------------------------------------------------------
Total operating profits                    442    100%          148   100%
                                                  ===                 ===
Interest expense                           (89)                 (94)
Provision for income taxes                (141)                 (24)
Extraordinary item, net of taxes             -                   (1)
---------------------------------------------------------------
Net income                             $   212              $    29
===============================================================


COMBINED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Group


(Dollar amounts, except              Six Months Ended     Six Months Ended
per share, in millions)                July 3, 1999         June 30, 1998
                                     ----------------     -----------------
---------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                    $ 1,937     27%      $ 1,585     25%
Distribution                           2,415     34         2,095     32
Containerboard and packaging           1,096     15           985     15
Pulp and paper                         1,710     24         1,802     28
Other                                      1      -             1      -
---------------------------------------------------------------
Total net sales to
  unaffiliated customers             $ 7,159    100%      $ 6,468    100%
===============================================================
INTERSEGMENT SALES
Building products                    $ 1,174              $ 1,231
Distribution                               4                    4
Containerboard and packaging              29                   30
Pulp and paper                            13                   16
Other*                                (1,220)              (1,281)
---------------------------------------------------------------
Total intersegment sales             $     -              $     -
===============================================================
TOTAL NET SALES
Building products                    $ 3,111     43%      $ 2,816     44%
Distribution                           2,419     34         2,099     32
Containerboard and packaging           1,125     16         1,015     16
Pulp and paper                         1,723     24         1,818     28
Other*                                (1,219)   (17)       (1,280)   (20)
---------------------------------------------------------------
Total net sales                      $ 7,159    100%      $ 6,468    100%
===============================================================
OPERATING PROFITS
Building products                    $   612     87%      $   223     81%
Distribution                              53      7           (17)    (6)
Containerboard and packaging             121     17            64     23
Pulp and paper                            53      8           125     45
Other                                   (136)   (19)         (119)   (43)
---------------------------------------------------------------
Total operating profits                  703    100%          276    100%
                                                ===                  ===
Interest expense                        (182)                (190)
Provision for income taxes              (210)                 (40)
Extraordinary item, net of taxes           -                  (13)
---------------------------------------------------------------
Net income                           $   311              $    33
===============================================================

*Includes elimination of intersegment sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

The Georgia-Pacific Group reported net sales of approximately $3.8 billion for the second quarter of 1999 and $3.3 billion for the second quarter of 1998. Net income for the 1999 second quarter was $212 million compared with $29 million in 1998. Net income in the second quarter of 1998 included an after-tax extraordinary charge of $1 million for the early retirement of debt.

The remaining discussion refers to the "Combined Selected
Operating Segment Data" table (included in Note 11 to the
Combined Financial Statements).

The Georgia-Pacific Group's building products segment reported net sales of $1,671 million for the second three months of 1999 compared with $1,449 million in 1998. Operating profits were $364 million in 1999 compared with $120 million in 1998. Return on sales was 22 percent and 8 percent for the three months ended July 3, 1999 and June 30, 1998, respectively. The higher quarter-over-quarter profits resulted from increases in selling prices for most of this segment's products. Lumber prices were up 8 percent from the prior year's quarter; Gypsum prices increased 21 percent; Plywood prices increased 28 percent; and Oriented strand board prices increased 49 percent. Mild weather, home building activity driven by a strong economy and low inventory have resulted in high prices in both Plywood and Oriented strand board. The Georgia-Pacific Group expects continued strength in the building products segment into the fourth quarter of 1999.

The Georgia-Pacific Group's distribution segment reported net sales of $1,319 million for the second three months of 1999 compared with $1,073 million in 1998.Operating profits for the distribution segment were $35 million in the second quarter of 1999 compared with approximately break even results in the second quarter of 1998. The 1998 results included one-time gains, principally on sales of assets related to the 1997 restructuring plan, of approximately $11 million. The improvement in the distribution segment profits in 1999 reflects higher commodity and specialty products margins related to higher prices for building products generally.

The Georgia-Pacific Group's containerboard and packaging segment reported net sales of $587 million and operating profits of $81 million in the second quarter of 1999, compared with net sales of $512 million and operating profits of $31 million in the second quarter of 1998. Return on sales was 14 percent and 6 percent in the second quarter of 1999 and 1998, respectively. Containerboard and packaging prices increased steadily over the quarter, ending the quarter at approximately the same levels as a year ago. The packaging division cost reductions noted in the first quarter continued into the second quarter. The positive price trend together with cost reductions and the profits from CeCorr which was acquired on June 30, 1998, resulted in higher quarter-over-quarter profits for this segment. The Georgia-Pacific Group expects continued price improvement in the containerboard and packaging segment through the remainder of 1999.

The Georgia-Pacific Group's pulp and paper segment reported net sales of $877 million and operating profits of $33 million in the 1999 second quarter. For the same period in 1998, the segment reported net sales of $895 million and operating profits of $54 million. Return on sales was 4 percent and 6 percent in the second quarter of 1999 and 1998, respectively. Compared with a year ago, the Corporation has maintained lower levels of inventory for most pulp and paper products. In the 1999 second quarter the pulp and paper segment took market-related down time at its pulp and paper mills and reduced pulp production by 28,000 tons and communication papers production by 13,000 tons. During the second quarter of 1998, the Georgia-Pacific Group took market-related downtime at its pulp and paper mills, and reduced pulp and communication papers production by approximately 20,000 tons and 25,000 tons, respectively. Although steadily increasing throughout the second quarter, prices and demand for pulp remained slightly below the prior year quarter average. Tissue and communication paper results were lower than in the 1998 second quarter due to lower prices than in the prior year period. However, average prices for the second quarter of 1999 are above those of the 1999 first quarter. Demand for tissue was above
1998 levels for each period during the second quarter of 1999.
The Georgia-Pacific Group expects demand and pricing for products in this segment to improve through the remainder of the year.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $14 million to a loss of $71 million in 1999 from a loss of $57 million in the 1998 second quarter. This increase is primarily the result of higher expenses for the Corporation's stock compensation programs.

Interest expense decreased $5 million to $89 million in the second quarter of 1999 compared with $94 million in the second quarter of 1998 as a result of lower average interest rates, despite slightly higher average debt levels.

YEAR-TO-DATE SECOND QUARTER 1999 COMPARED WITH YEAR-TO-DATE
SECOND QUARTER 1998

The Georgia-Pacific Group reported net sales of $7.2 billion and net income of $311 million for the six months ended July 3, 1999, compared with net sales of $6.5 billion and net income of $33 million for the six months ended June 30, 1998. The 1998 results include an extraordinary, after-tax loss of $13 million for the early retirement of debt.

The remaining discussion refers to the "Combined Selected
Operating Segment Data" table (included in Note 11 to the
Combined Financial Statements).

The Georgia-Pacific Group's building products segment reported net sales of $3.1 billion and operating profits of $612 million for the six months ended July 3, 1999, compared with net sales of $2.8 billion and operating profits of $223 million in 1998. Return on sales increased to 19.7 percent from 7.9 percent a year
ago.   A 24 percent increase in average plywood prices, 42
percent increase in average oriented strand board prices, and an 18 percent increase in average gypsum prices in the first six months of 1999 resulted in significantly higher profit margins over those realized in the same 1998 period.

The distribution division reported net sales of $2.4 billion and operating profits of $53 million for the six months ended July 3, 1999, compared with net sales of $2.1 billion and an operating loss of $17 million in the first half of 1998. The 1998 results included one-time gains, principally on sales of assets related to the 1997 restructuring plan, of approximately $13 million. Continued high margins in commodity and specialty products, and lower operating cost have contributed to the increased profits.

The Georgia-Pacific Group's containerboard and packaging segment reported net sales of $1.1 billion and operating profits of $121 million in the first half of 1999 compared with net sales of $1.0 billion and operating profits of $64 million in the same 1998 period. Return on sales increased to 10.8 percent from 6.3 percent in 1998. Although year-to-date average prices are below year ago levels, pricing has increased throughout 1999 and at July 3, 1999, were very close to year ago levels. Cost decreases in wood, secondary fibers and energy as well as increased production contributed to the increased profit margins.

The Georgia-Pacific Group's pulp and paper segment reported net sales of $1.7 billion and operating profits of $53 million for the six-month period ended July 3, 1999, compared with net sales of $1.8 billion and operating profits of $125 million in 1998. Return on sales decreased to 3.1 percent compared with 6.9 percent for the same period a year ago, principally due to a decrease in average prices for all of the Georgia-Pacific Group's pulp and paper products. Average pulp prices for the first six months of 1999 were approximately 7.5% below prices in the same 1998 period, and average prices of communications papers for the first six months of 1999 were approximately 11% below year ago levels. Prices for most of the Georgia-Pacific Group's pulp and paper products have increased steadily throughout the first half of 1999, but still remain below year ago levels. The Georgia-Pacific Group anticipates this upward trend to continue through the remainder of 1999. Compared with a year ago, the Georgia-Pacific Group has maintained lower inventory levels for pulp and paper products. During the first half of 1999, the Georgia-Pacific Group incurred market-related downtime at its pulp and paper mills and reduced pulp production by 62,000 tons and communication papers production by 24,000 tons. In the same 1998 period, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp and communication papers production by 100,000 tons and 40,000 tons, respectively.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $17 million to a loss of $136 million in the first half of 1999 from a loss of $119 million in the first half of 1998. This increase is primarily the result of higher expenses for the Corporation's stock compensation programs and higher litigation and environmental remediation costs.

Interest expense decreased $8 million to $182 million in the first half of 1999, compared with $190 million in the first half of 1998 as a result of lower interest rates, despite higher average debt levels.

LIQUIDITY AND CAPITAL RESOURCES
OPERATING ACTIVITIES. The Georgia-Pacific Group generated cash from operations of $522 million for the six months ended July 3, 1999 compared with $563 million a year ago. The decrease in cash provided from operating activities is primarily a result of higher working capital levels, primarily accounts receivable associated with the increase in net sales; offset somewhat by strong demand and improved prices for several building products' items.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended July 3, 1999 were $249 million, which included $101 million in the building products segment, $5 million in the distribution segment, $32 million in the containerboard and packaging segment $91 million in the pulp and paper segment, and $20 million of other and general corporate. The Georgia-Pacific Group expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.

Cash paid for timber and timber contracts in the first six months of 1999 and 1998 was $169 million and $280 million, respectively.

At the end of the second quarter of 1999, the Georgia-Pacific Group acquired approximately 91% of the outstanding shares of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. The Georgia-Pacific Group expects to pay for the remaining shares of Unisource as they are prescribed to the exchange agent. The value of the transaction was $12 per share of Unisource stock, or approximately $843 million (assuming all outstanding Unisource shares are tendered), plus the assumption of approximately $669 million in debt. Through July 3, 1999, the Georgia-Pacific Group had paid approximately $761 million (net of $34 million of cash acquired) for shares of Unisource stock that had been tendered. Unisource's results of operations will be consolidated with those of the Georgia-Pacific Group beginning July 4, 1999.

During the first six months of 1999, the Georgia-Pacific Group also completed the acquisition of a packaging plant and two treated lumber facilities for a total consideration of approximately $57 million in cash. The results of operations of these acquired businesses were consolidated with those of the Georgia-Pacific Group beginning in the second quarter of 1999.

On June 30, 1998, the Georgia-Pacific Group completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Georgia-Pacific Group paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately 3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Georgia-Pacific Group assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Georgia-Pacific Group ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Georgia-Pacific Group approximately
2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Georgia-Pacific Group beginning July 1, 1998.

In June 1999, The Timber Company announced that it intends to sell approximately 196,000 acres of its redwood and Douglas fir timberlands in northern California. The Georgia-Pacific Group does not expect that this potential timberland sale will have an impact on the wood supply for its Fort Bragg, California sawmill operations in the near term. The Fort Bragg sawmill has a supply agreement with The Timber Company through 1999 that will remain intact with the potential new owner.

On June 25, 1999, the Georgia-Pacific Group and Chesapeake Corp. announced that the two companies signed a letter of intent to combine their commercial tissue business in a new partnership. The Georgia-Pacific Group will contribute the assets of its commercial tissue business to the partnership. The Georgia-Pacific Group will control and manage the partnership and is expected to own approximately 90 percent of the equity in the partnership. Chesapeake Corp. will contribute the assets of its Wisconsin Tissue business to the partnership, for which it will receive a 10 percent equity interest in the partnership and an initial cash distribution of approximately $730 million. Formation of the partnership is subject to completion of definitive agreements, completion of due diligence by both parties and customary regulatory approvals. Completion is anticipated in the third quarter of 1999.

In 1999, the Georgia-Pacific Group expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt increased by $1.52 billion to $7.07 billion at July 3, 1999 from $5.55 billion at December 31, 1998. At July 3, 1999 and December 31, 1998, $6.11 billion and $4.57 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $963 million and $983 million, respectively, was The Timber Company's debt.

In connection with the acquisition of Unisource, the Corporation incurred $600 million of short-term bridge financing until it closed on the issuance of the PEPS Units on July 7, 1999.

In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. This program is accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheets. Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program expires in May 2000.

In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. At July 3, 1999, approximately $197 million was outstanding under these programs. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheet. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold. These agreements expire in September, 1999.

Also in June 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

During the first six months of 1999, approximately $70 million of fixed and floating rate industrial revenue bonds were replaced, of which $57 million were refunded by fixed rate instruments and $13 million were refunded by variable rate instruments.

At July 3, 1999, the Corporation had a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of July 3, 1999, $797 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. On July 22, 1999, the Corporation increased the amount of this unsecured credit facility to $2.0 billion.

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

The table below presents principal (or notional)amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of July 3, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

Georgia-Pacific Corporation and Subsidiaries

(In millions)                       1999       2000       2001       2002
------------------------------------------------------------
Debt
Commercial paper and other
  short-term notes                     -          -          -          -
   Average interest rates              -          -          -          -
Notes and debentures              $    4          -          -     $  300
   Average interest rates           25.4%         -          -       10.0%
Revenue bonds                     $    8     $   24     $    6     $   74
   Average interest rates            3.5%       4.3%       3.9%       2.5%
Other loans                            -     $   13          -          -
   Average interest rates              -        8.0%         -          -
Accounts receivable sale program       -          -          -          -
   Average interest rates              -          -          -          -
Notional principal amount of
  interest rate exchange
  agreements                      $  100     $  177          -        131
   Average interest rate paid
  (fixed)                            6.6%       7.5%         -        6.1%
   Average interest rate received
  (variable)                         5.4%       5.1%         -        6.1%
------------------------------------------------------------

Georgia-Pacific Corporation and Subsidiaries

(In millions)                       2003     Thereafter     Total       Fair value
                                                                          July 3,
                                                                           1999
------------------------------------------------------------
Debt
Commercial paper and other
  short-term notes                     -     $  1,758       $   1,758   $  1,758
   Average interest rates              -          5.9%            5.9%       5.9%
Notes and debentures              $  300     $  2,900       $   3,504   $  3,591
   Average interest rates            4.9%         8.6%            8.4%       8.4%
Revenue bonds                          -     $    532       $     644   $    550
   Average interest rates              -          5.2%            4.8%       4.8%
Other loans                       $   14            -       $      27   $     27
   Average interest rates            5.7%           -             6.8%       6.8%
Accounts receivable sale program       -     $    947       $     947   $    947
   Average interest rates              -          5.3%            5.3%       5.3%
Notional principal amount of
  interest rate exchange
  agreements                      $  300            -       $     708   $     (6)
   Average interest rate paid        5.9%           -             6.3%       6.3%
  (fixed)
   Average interest rate received
  (variable)                         5.1%           -             5.3%       5.3%
------------------------------------------------------------

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003. The fair value of interest rate exchange agreements excludes amounts used to determine the fair value of related notes and debentures.

At July 3, 1999, the Corporation's weighted average interest rate on its total debt was 6.9% including the accounts receivable sale program and outstanding interest rate exchange agreements. At July 3, 1999, these interest rate exchange agreements effectively converted approximately $400 million of floating rate obligations with a weighted average interest rate of 5.1% to fixed rate obligations with an average effective interest rate of 6.5%. These agreements have a weighted average maturity of approximately 3.4 years. As of July 3, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $2.2 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at July 3, 1999.

As of July 3, 1999, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission, of which $1.725 billion relates to the PEPS Units ($862.5 million of which was received on July 7, 1999, and $862.5 million is to be received upon exercise of the purchase contracts). Proceeds from the issuance of securities under this registration statement may be used for general corporate purposes, including the reduction of short-term debt, acquisitions, investments in, or extension or credit to, the Corporation's subsidiaries and the acquisition of real property. During the first six months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,113,000 shares of Georgia-Pacific Group common stock, all of which were held as treasury stock at July 3, 1999, at an aggregate price of $206 million ($40.24 average per share). During the first six months of 1998, Georgia-Pacific Group purchased on the open market approximately 4,625,000 shares of Georgia-Pacific Group common stock at an aggregate price of $150 million ($32.43 average per share). In addition during the first six months of 1998, The Timber Company purchased on the open market 975,500 shares of The Timber Company common stock at an aggregate price of $21 million ($21.53 average per share).

Subsequent to July 3, 1999 through August 2, 1999, the Georgia-Pacific Group purchased on the open market approximately 353,300 shares of the Georgia-Pacific Group stock at an aggregate price of $18 million ($49.86 average per share). The Georgia-Pacific Group expects to repurchase shares of the Georgia-Pacific Group stock throughout 1999 as long as debt levels are below the established thresholds.

During the first six months of 1999, the Georgia-Pacific Group received $105 million from the exercise of Georgia-Pacific Group common stock options.

During the first six months of 1999 and 1998, the Georgia-Pacific Group paid $43 million and $46 million, respectively, in dividends. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76.1 million was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split. It is anticipated that future dividends on Georgia-Pacific Group common stock will be declared at the rate of 12.5 cents per share as a result of the stock split.

OTHER. In July 1999, the FASB issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Georgia-Pacific Group will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on Georgia-Pacific's derivative instruments: primarily interest rate swaps, foreign currency forward contracts and long-term purchase commitments. The impact of adjustment to fair value is not expected to be material to the Group's consolidated financial position.

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

The Georgia-Pacific Group completed the necessary revisions and unit testing to most systems and processes in 1998 with the few remaining systems completed in March 1999. Full integration testing and verification of such systems and processes for Year 2000 readiness has been ongoing and will continue during 1999. At the end of June 1999, 86 percent of the Georgia-Pacific Group's systems are considered fully Year 2000 ready, and 14 percent are in the final stages of full integration testing. Early in 1998, the Georgia-Pacific Group completed an inventory of the process control systems and embedded chips used in its manufacturing operations and currently believes that only a small percentage of such systems and chips could be subject to Year 2000 problems.
At the end of June 1999, over 93 percent of the process control and embedded chip inventory has been fully analyzed and remediated as necessary with the remaining 7 percent of the inventory in the repair or test phase. Final post-repair testing is scheduled to be complete at all operations by the end of September 1999. Due to system acquisitions and the number and complexity of existing systems, the Georgia-Pacific Group expects some continuing additions of noncritical systems to the inventory list.

The Georgia-Pacific Group has contacted each of its critical suppliers and service providers including government services, transportation, energy and communication providers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is currently reviewing their responses and conducting follow-up reviews as necessary. The Georgia-Pacific Group has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will be assessing the need for further testing with customers as appropriate. While the Georgia-Pacific Group currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Georgia-Pacific Group's major customers, suppliers and service providers to modify or replace their affected systems, could have a material adverse impact on the Georgia-Pacific Group's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst-case scenario of failure by the Georgia-Pacific Group or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Georgia-Pacific Group's facilities, including its limited foreign operations and a temporary inability on the part of the Georgia-Pacific Group to process orders and billings in a timely manner and to deliver finished products to customers. The Georgia-Pacific Group's individual business units and corporate offices have developed plans for various contingency options, including identification of alternate suppliers, vendors and service providers as well as direct access to qualified vendor technical support and manual alternatives to systems operations. These options will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures in areas outside the Georgia-Pacific Group's control. The primary goal of the Georgia-Pacific Group's contingency plan is to minimize the adverse impact to personnel safety, environmental safety and assets.

The Georgia-Pacific Group currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $40 million (including approximately $2 million of capital costs), of which $23 million has been incurred to date and $6 million is included for the impact of contingency activities and unexpected events. In addition, the Georgia-Pacific Group expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $15 million has been incurred to date. The bulk of the incremental costs relates to replacement or modification of affected process control systems in the Georgia-Pacific Group's manufacturing operations and the cost of creating and maintaining isolated test environments for its information systems. The majority of the internal costs relates to code or process system assessment, remediation and testing and is projected to be incurred through 1999. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Georgia-Pacific Group's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or combined financial position of the Georgia-Pacific Group.

The Georgia-Pacific Group has reviewed the Unisource Year 2000 project methodology and progress, including its foreign operations. All mission critical systems have been remediated and full testing and final certification efforts are expected to be completed by the end of September 1999. Unisource has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are year 2000 ready and the extent to which Unisource could be affected if they are not. Contingency planning activities are ongoing and are also expected to be complete by the end of September 1999. Unisource estimates the total cost of its Year 2000 project to be approximately $14 million. Of this amount, approximately $11 million has been incurred through July 3, 1999.

For a discussion of commitments and contingencies refer to Note
10 of the Notes to Combined Financial Statements.

REFER TO THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE
HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995" ON PAGE 19 OF THIS FORM 10-Q.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation-The Timber Company


                                       Three Months Ended     Six Months Ended
                                       ----------------       ---------------
(In millions, except per share       July 3,     June 30,       July 3,    June 30,
amounts)                              1999        1998            1999       1998
                                     -------     --------       -------    --------
----------------------------------------------------------------------
Net sales
  Timber-Georgia-Pacific Group       $    89     $  86          $ 175      $ 203
  Timber-third parties
     Delivered                            13        18             26         25
     Stumpage                             29        10             67         27
  Other                                    4         5              6          9
----------------------------------------------------------------------
Total net sales                          135       119            274        264
----------------------------------------------------------------------
Costs and expenses
  Cost of sales, excluding
    depreciation and cost of
    timber harvested shown below          24        23             48         42
  Selling, general and administrative     10         9             20         18
  Depreciation and cost of
    timber harvested                      11         7             22         21
  Interest                                17        17             35         35
  Other Income                           (86)        -            (86)         -
----------------------------------------------------------------------
Total costs and expenses                 (24)       56             39        116
----------------------------------------------------------------------
Income before income taxes and
  extraordinary item                     159        63            235        148
Provision for income taxes                62        25             92         58
----------------------------------------------------------------------
Income before extraordinary item          97        38            143         90
Extraordinary item, net of taxes           -         -              -         (2)
----------------------------------------------------------------------
Net income                           $    97     $  38          $  143     $  88
======================================================================
Basic per share:
  Income before extraordinary item   $  1.15     $0.41          $ 1.67     $0.97
  Extraordinary item, net of taxes         -         -               -     (0.02)
----------------------------------------------------------------------
  Net income                         $  1.15     $0.41          $ 1.67     $0.95
----------------------------------------------------------------------
Diluted per share:
  Income before extraordinary item   $  1.14     $0.41          $ 1.66     $0.96
  Extraordinary item, net of taxes         -         -               -     (0.02)
----------------------------------------------------------------------
  Net income                         $  1.14     $0.41          $ 1.66     $0.94
======================================================================
Average number of shares
  outstanding:
  Basic                                 84.6      92.3            85.5      92.3
  Diluted                               85.3      93.2            85.9      93.2
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation-The Timber Company
                                             Six Months Ended
                                             -----------------
(In millions)                          July 3, 1999     June 30, 1998
                                     ---------------   ---------------
-----------------------------------------------------------------------
Cash flows from operations
  Net income                          $      143       $      88
  Adjustments to reconcile net
  income to Cash provided by operations:
   Depreciation                                3               2
   Cost of timber harvested                   19              19
   Other income                              (86)              -
   Deferred income taxes                      11               2
   Gain on sales of assets                    (9)            (14)
   Change in other assets and other
     Liabilities                              (2)             29
-----------------------------------------------------------------------
Cash provided by operations                   79             126
-----------------------------------------------------------------------
Cash flows from investment activities
  Property, plant and equipment
    investments                               (1)             (2)
  Timber and timberlands purchases           (25)            (32)
  Proceeds from sales of assets               95              25
-----------------------------------------------------------------------
Cash provided by (used for)investment
  activities                                  69              (9)
----------------------------------------------------------------------
Cash flows from financing activities
  Share repurchases                          (93)             (8)
  Proceeds from option plan exercises          8               -
  Repayments of long-term debt               (20)            (63)
  Cash dividends paid                        (43)            (46)
-----------------------------------------------------------------------
Cash used for financing activities          (148)           (117)
-----------------------------------------------------------------------
Increase in cash                               -               -
  Balance at beginning of period -             -               -
-----------------------------------------------------------------------
  Balance at end of period            $        -        $      -
======================================================================

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation-The Timber Company

(In millions)                                July 3,    December 31,
                                              1999        1998
                                           -----------  ------------
----------------------------------------------------------------------
ASSETS                                     (Unaudited)
Timber and timberlands
  Timberlands                              $     301   $     303
  Fee timber                                     564         580
  Reforestation                                  245         227
  Other                                           40          34
------------------------------------------------------------------------
Total timber and timberlands                   1,150       1,144
------------------------------------------------------------------------
Property, plant and equipment, less
  accumulated depreciation of $45 and $42,
  respectively                                    23          24
------------------------------------------------------------------------
Other assets                                      26           6
------------------------------------------------------------------------
Total assets                               $   1,199   $   1,174
======================================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                       $     963   $     983
------------------------------------------------------------------------
Other liabilities                                 51          32
------------------------------------------------------------------------
Deferred income tax liabilities                  255         244
------------------------------------------------------------------------
Total liabilities                              1,269       1,259
------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity                             (70)        (85)
------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                                   $   1,199   $   1,174
======================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION-THE TIMBER COMPANY
APRIL 3, 1999

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

     On or about April 22, 1999, The Timber Company determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, The Timber Company reports its quarterly periods on a 13-week basis ending on a Saturday. The impact on the six months ended July 3, 1999 of three additional days was not material. There will be no transition period on which to report.

2. OTHER INCOME. During the second quarter of 1999, The Timber Company sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $86 million ($52 million after tax, or $0.61 diluted earnings per share).

3. EXTRAORDINARY ITEM. The Corporation called approximately $600 million of its outstanding debt during the first six months of 1998. As a result, an after-tax extraordinary charge of $2 million ($0.02) per share) was allocated to The Timber Company during the first quarter of 1998 based on the ratio of The Timber Company's debt to the Corporation's total debt.

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

     The following table provides earnings and per share data for The Timber Company for 1999 and 1998.

                                       Three Months Ended         Year to Date
                                       ------------------       ----------------
(In millions, except                   July 3,     June 30,     July 3,     June 30,
per share amounts)                      1999        1998        1999        1998
                                       -------     --------     -------     --------
---------------------------------------------------------------
Basic and diluted income
  available to shareholders
  (numerator):
     Income before extraordinary item  $   97      $   38       $   143     $   90
     Extraordinary item, net of taxes       -          -             -          (2)
---------------------------------------------------------------
     Net income                        $   97      $   38       $   143     $   88
================================================================
Shares (denominator):
   Average shares outstanding            84.6        92.3          85.5       92.3
Dilutive securities:
     Stock incentive and option plans     0.6         0.8           0.4        0.8
     Employee stock purchase plans        0.1         0.1             -        0.1
----------------------------------------------------------------
   Total assuming conversion             85.3        93.2          85.9       93.2
================================================================
Basic per share amounts:
     Income before extraordinary item  $ 1.15      $ 0.41       $  1.67     $ 0.97
     Extraordinary item, net of taxes       -           -             -      (0.02)

     Net income                        $ 1.15      $ 0.41       $  1.67     $ 0.95
---------------------------------------------------------------
Diluted per share amounts:
     Income before extraordinary item  $ 1.14      $ 0.41       $  1.66     $ 0.96
     Extraordinary item, net of taxes       -           -             -      (0.02)
---------------------------------------------------------------
     Net income                        $ 1.14      $ 0.41       $  1.66     $ 0.94
================================================================

5. COMPREHENSIVE INCOME. The Timber Company's total comprehensive income was $97 million and $143 million, respectively, for the three months and six months ended July 3, 1999 and was $38 million and $88 million, respectively, for the three months and six months ended June 30, 1998. Other comprehensive income was insignificant for The Timber Company during each of the three and six months ended July 3, 1999 and June 30, 1998.

6. DEBT. In connection with the acquisition of Unisource, the Corporation incurred $600 million of short-term bridge financing until it closed on the issuance of the Premium Equity
     Participating Security Units on July 7, 1999 (see below).

     In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. This program is accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheets. Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program expires in May 2000.

     In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. At July 3, 1999, approximately $197 million was outstanding under these programs. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold. These agreements expire in September, 1999.

     Also in June 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

     As of July 3, 1999, the Corporation had a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. At July 3, 1999, $797 million was available in excess of all short-term borrowings outstanding under or supported by the facility. On July 22, 1999, the Corporation increased the amount of this unsecured credit facility to $2.0 billion.

     On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

     During the second quarter of 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission, of which $1.725 billion relates to the PEPS Units ($862.5 million of which was received on July 7, 1999, and $862.5 million is to be received upon exercise of the purchase contracts).

7. SHARE REPURCHASES. During the first six months of 1999, The Timber Company purchased on the open market approximately 3,946,000 shares of The Timber Company common stock at an aggregate price of $95 million ($24.16 average per share).
     Of these repurchased shares, approximately 3,855,000 shares of The Timber Company common stock were held as treasury and 91,000 shares were purchased during the first six months of 1999 and settled after July 3, 1999. During the first six months of 1998, The Timber Company purchased on the open market 975,500 shares of The Timber Company common stock at an aggregate price of $21 million ($21.53 average per share).

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

     The Corporation is involved in environmental remediation activities at approximately 176 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 46 percent are being investigated, approximately 30 percent are being remediated and approximately 24 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 73,000 such plaintiffs as of July 26, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

     On July 28, 1999 the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation alleging a conspiracy to fix the prices of sanitary commercial paper products. The Settlement Agreement states that the Attorney General is dismissing its claims consistent with its responsibilities and that the Corporation continues to deny that there is any evidence that it engaged in the alleged price fixing conspiracy. The Corporation will donate 271 acres of real property in Levy County, Florida, which has minimal commercial value, to the State of Florida for recreational purposes.

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

9.   RELATED PARTY TRANSACTIONS.  During 1999 and 1998, The
     Timber Company sold timber deeds to Georgia-Pacific Group. The Timber Company recognizes revenues and earnings from these related party timber deed contracts as the timber is cut by the Georgia-Pacific Group. Had The Timber Company recognized revenues and earnings on these related party timber deed contracts at the time of the agreement (which is the accounting policy for timber deed sales to third parties), pro forma net sales, depreciation and cost of timber harvested, income before income taxes and extraordinary item, net income and basic and diluted earnings per share would have been as follows:

Georgia-Pacific Corporation-The Timber Company
                                       Three Months Ended     Three Months Ended
                                          July 3, 1999           June 30, 1998
                                       ------------------     ------------------

(In millions, except per share            As         Pro        As         Pro
amounts)                               Reported     forma     Reported    forma
                                                     (a)                   (a)
---------------------------------------------------------------
Net Sales                              $  135       $  131    $  119      $  143
Depreciation and cost of timber
  harvested                                11           10         7           9
Income before income taxes and
   Extraordinary item                     159          155        63          85
Net income                                 97           95        38          51
Basic earnings per share                 1.15         1.12      0.41        0.55
Diluted earnings per share               1.14         1.11      0.41        0.55
============================================================


                                       Six Months Ended       Six Months Ended
                                         July 3, 1999          June 30, 1998
                                       ----------------       ----------------
(In millions, except per share            As         Pro          As       Pro
amounts)                               Reported     forma      Reported   forma
                                                     (a)                   (a)
---------------------------------------------------------------
Net Sales                              $  274       $  268    $  264      $   288
Depreciation and cost of timber
  harvested                                22           21        21           23
Income before income taxes and
   Extraordinary item                     235          230       148          170
Net income                                143          140        88          101
Basic earnings per share                 1.67         1.64      0.95         1.09
Diluted earnings per share               1.66         1.63      0.94         1.08
============================================================

     (a) Reported on a pro forma basis as if The Timber Company had recognized revenues and earnings on timber deed sales to Georgia-Pacific Group at the time of the contract, which is the accounting treatment utilized in the case of timber deeds sold to third parties.


SELECTED COMBINED SALES DATA (Unaudited)
Georgia-Pacific Corporation-The Timber Company

                                    Three Months Ended        Year to Date
                                    ------------------     -----------------
                                    July 3,   June 30,     July 3,   June 30,
                                     1999      1998         1999      1998
                                    -------   -------      -------   -------
----------------------------------------------------------------------
VOLUME (in thousand tons)
Southern softwood sawtimber          1,686     1,055        3,634     2,870
Western softwood sawtimber             398       468          697       769
Softwood pulpwood                    1,091       852        2,193     1,987
Hardwood sawtimber                     105        91          228       158
Hardwood pulpwood                      453       454          942       936
----------------------------------------------------------------------
Total volume                         3,733     2,920        7,694     6,720
======================================================================
SELLING PRICES (per ton)
Southern softwood sawtimber        $    46   $    55      $    47   $    53
Western softwood sawtimber              85        73           79        72
Softwood pulpwood                       13        18           13        16
Hardwood sawtimber                      36        32           32        34
Hardwood pulpwood                        5        10            7        11
----------------------------------------------------------------------
Weighted average price                  35        39           35        39
======================================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

The Timber Company reported net sales of approximately $135 and $119 million for the second quarter of 1999 and 1998, respectively. Net income for the 1999 second quarter was $97 million, or $1.14 diluted earnings per share, compared with $38 million, or $0.41 diluted earnings per share, in 1998. The 1999 results included a one-time, after-tax gain of $52 million ($0.61 cents diluted earnings per share) from the sale of company timberlands in Maine and New Brunswick.

Timber sales increased $17 million, from $114 million in the second quarter of 1998 to $131 million in the second quarter of 1999, primarily as a result of strong Southern sawtimber harvest volumes and an increase in Western sawtimber prices. Southern sawtimber harvest volumes increased 60 percent compared to the second quarter of 1998, which substantially offset the 16% decrease in price for the same period. Total second quarter harvest volumes were up due to a strong increase in demand for building products as well as recovering Asian markets, and were approximately 28 percent higher than the same period in 1998. In addition, softwood pulpwood volume increased 28 percent compared to second quarter 1998. Western sawtimber volumes decreased 15 percent compared to the second quarter of 1998, due in part to the wet weather in the Northwest. The decline in volume for Western sawtimber was fully offset by a 16% increase in price for the same period. Additionally, The Timber Company increased its total sales volume to third parties from 25 percent in the second quarter of 1998 to 32 percent in the second quarter of 1999.

Total 1999 harvest volumes are anticipated to remain comparable to 1998. Some harvest volumes are expected to shift from the third quarter of 1999 to the fourth quarter of 1999 in order to take advantage of expected better pricing in the fourth quarter. As a result of the land sales in the Northeast, The Timber Company expects hardwood pulpwood harvest volumes to be slightly lower for the year.

Southern sawtimber prices decreased 16 percent from record levels in 1998 due in part to the dry ground conditions in the south and a change in the operating policy between The Timber Company and The Georgia-Pacific Group. This operating policy change, which was effective July 1, 1998, impacted the prices for southern timber by adjusting them monthly, rather than quarterly. The decline in Southern sawtimber prices was offset by strong demand in the building products business. Softwood pulpwood prices were down 28 percent compared to the second quarter of 1998 due to a combination of dry weather, the change in the operating policy between The Timber Company and The Georgia-Pacific Group (as described above) and pulp mill curtailments and/or shutdowns. Increased harvest volumes helped to mitigate the impact of this softening in price. Hardwood pulpwood prices also continued to drop, as expected. Western sawtimber prices increased 16 percent quarter over quarter, primarily due to a significant increase in Douglas Fir prices driven by recovering Asian markets.

The Timber Company expects Southern sawtimber prices to trend upward, though the prices will vary across the basins. In the south, seasonally wet weather may impact available harvestable timber supply which should translate into rising prices. Prices for pulpwood are stabalizing, but notable increases are not anticipated before the end of the year without significant wet weather conditions. The Timber Company expects pricing of Western sawtimber to continue to remain strong with some improvements expected in the fourth quarter as the log export markets continue to recover.

Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick of $86 million in the second quarter of 1999, earnings before interest and taxes increased $10 million from the same period a year ago to $90 million in the second quarter of 1999. The 13 percent increase resulted from a mix of higher harvest volumes and improved sales to third parties.

Selling, general and administrative expense was $10 million for the second quarter 1999 compared with $9 million for the same period in 1998.

Interest expense remained unchanged at $17 million for both the second quarters of 1999 and 1998. Interest on slightly higher debt levels in the second quarter of 1999 compared with the 1998 second quarter, was offset by a decrease in the weighted average interest rate.

YEAR-TO-DATE SECOND QUARTER 1999 COMPARED WITH YEAR-TO-DATE
SECOND QUARTER 1998

The Timber Company reported net sales of approximately $274 million and net income of $143 million, or $1.66 diluted earnings per share, for the six-month period ended July 3, 1999 compared to net sales of $264 million and net income of $88 million, or $0.94 cents diluted earnings per share, for the six-months ended June 30, 1998. The 1999 results included a one-time, after-tax gain of $52 million ($0.61 cents diluted earnings per share) from the sale of company timberlands in Maine and New Brunswick. The 1998 results included an extraordinary, after-tax loss of $2 million, or $0.02 diluted earnings per share, for the early retirement of debt.

Timber sales increased $13 million year-to-date, from $255 million as of June 30, 1998 to $268 million as of July 3, 1999, primarily as a result of strong Southern sawtimber harvest volumes and an increase in Western sawtimber prices. Southern sawtimber harvest volumes increased 27 percent compared to the first half of 1998, which substantially offset the decrease in price for the same period. Total harvest volumes were up 14 percent due to a continued increase in demand for building products as well as recovering Asian markets; however, full year 1999 volumes are expected to remain relatively constant with 1998 full year harvest levels. In addition, softwood pulpwood sawtimber volume increased 10 percent compared to the first half of 1998. Western sawtimber volumes decreased 9 percent compared to the first six-months of 1998 due in part to the wet weather in the Northwest during the second quarter of 1999. The decline in volume for Western sawtimber was mostly offset by an increase in price for the same period. Additionally, The Timber Company increased its total sales volume to third parties from 28 percent in the first half of 1998 to 35 percent in the first half of 1999.

Southern sawtimber prices decreased 11 percent from record levels in 1998 due in part to the dry ground conditions in the south and a change in the operating policy between The Timber Company and The Georgia-Pacific Group. This operating policy change, which was effective July 1, 1998, impacted the prices for southern timber by adjusting them monthly, rather than quarterly. The decline in Southern sawtimber prices was offset by strong demand in the building products business. Softwood pulpwood prices were down 19 percent compared to the first half of 1998 due to a combination of dry weather, the change in the operating policy between The Timber Company and The Georgia-Pacific Group (as described above) and pulp mill curtailments and/or shutdowns. Though pulp and paper pricing is beginning to recover, prices and demand remain below last year levels. Increased harvest volumes helped to mitigate the impact of this softening in price. Hardwood pulpwood prices also continued to drop, as anticipated. Western sawtimber prices increased 9 percent year over year, primarily due to a significant increase in Douglas Fir prices in the second quarter of 1999 driven by recovering Asian markets. Also contributing was the continued increased demand in the building products business that was initially experienced towards the end of the first quarter 1999.

Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick of $86 million in the second quarter of 1999, earnings before interest and taxes increased $1 million to $184 million in the first six-months of 1999 compared with $183 million in the first six-months of 1998. Overall, 15 percent higher total harvest volumes helped to offset the year over year 10 percent decline in average sales price.

Selling, general and administrative expense was $20 million for the first half of 1999 compared with $18 million for the same period in 1998.

Interest expense remained unchanged at $35 million for both the first half of 1999 and 1998. Interest on slightly higher debt levels in the second quarter of 1999 compared with the 1998 second quarter, was offset by a decrease in the weighted average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $79 million during the six-months ended July 3, 1999 compared with $126 million for the same period a year ago. The decrease is due in part to the cash received from the sale of a timber deed sold to The Georgia-Pacific Group in the second quarter of 1998 for approximately $23 million and to taxes paid on gains from the 1999 timberland sales.

INVESTING ACTIVITIES. Expenditures during the first half of 1999 were $26 million of which $22 is related to silvicultural investments. Expenditures for the same period in 1998 totaled $34 million, with $18 million related to silvicultural investments. The Timber Company expects to invest approximately $50 million in 1999, without considering the cost of any acquisitions, primarily for silvicultural investments.

Proceeds from sales of assets were $95 million for the first six-months of 1999. In addition to miscellaneous land sales, during the second quarter of 1999, The Timber Company sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million. In conjunction with the sale of the Maine timberlands, the Corporation received notes receivable from the purchaser for approximately $51 million. The Corporation expects to monetize these notes through the issuance of notes payable in a private placement during the second half of 1999. These notes are included in "Other Assets" on the Corporation's balance sheet at July 3, 1999. The proceeds from both these timberland sales are reflected as "Proceeds from sales of assets" on The Timber Company's Statements of Cash Flows. The proceeds received by The Timber Company were used primarily to repurchase shares of The Timber Company's stock. During the first six-months of 1998, The Timber Company received $25 million in proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. These proceeds were used to repay outstanding debt.

In June, 1999, The Timber Company announced that it intends to sell approximately 196,000 acres of redwood and Douglas fir timberlands located in northern California. The Georgia-Pacific Group's Fort Bragg sawmill has a supply agreement with The Timber Company which extends through the end of 1999.

The Timber Company expects to continue to optimize its timber portfolio for the remainder of 1999, selling selected properties that have a greater alternative value, (as conservation, commercial or recreational sites). There are currently approximately 125,000 acres of scattered parcels which have been identified for such sales.

FINANCING ACTIVITIES. The Corporation's total debt was $7.07 billion and $5.55 billion at July 3, 1999 and December 31, 1998, respectively, of which $963 and $983 million, respectively, was The Timber Company's debt.

In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. This program is accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt are included as current receivables and short-term debt, respectively, on the Corporation's balance sheets. Under the accounts receivable sale agreement, the maximum amount of the purchasers' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The program expires in May 2000.

In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. As of July 3, 1999, approximately $197 million was outstanding under these programs. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the Corporation's balance sheet. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold. These agreements expire in September 1999.

Also in June 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

During the first six months of 1999, approximately $70 million of fixed and floating rate industrial revenue bonds were replaced, of which $57 million were refunded by fixed rate instruments and $13 million were refunded by variable rate instruments.

At July 3, 1999, the Corporation had a $1.5 billion unsecured revolving credit facility which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of July 3, 1999, $797 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. On July 22, 1999, the Corporation increased the amount of this unsecured credit facility to $2.0 billion.

On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Unitsfor $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of July 3, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

Georgia-Pacific Corporation and Subsidiaries

(In millions)                        1999      2000       2001       2002
------------------------------------------------------------
Debt
Commercial paper and other
  short-term notes                      -         -          -          -
   Average interest rates               -         -          -          -
Notes and debentures              $     4         -          -    $   300
   Average interest rates            25.4%        -          -       10.0%
Revenue bonds                     $     8   $    24    $     6    $    74
   Average interest rates             3.5%      4.3%       3.9%       2.5%
Other loans                             -   $    13          -          -
   Average interest rates               -       8.0%         -          -
Accounts receivable sale program        -         -          -          -
   Average interest rates               -         -          -          -
Notional principal amount
  of interest rate exchange
  agreements                      $   100   $   177          -    $   131
   Average interest rate paid
   (fixed)                            6.6%      7.5%         -        6.1%
   Average interest rate received     5.4%      5.1%         -        6.1%
   (variable)
------------------------------------------------------------
</TALBE>

Georgia-Pacific Corporation and Subsidiaries

<CAPITON>

(In millions)                                                          Fair value
                                                                          July 3,
                                     2003     Thereafter    Total          1999
------------------------------------------------------------
Debt
Commercial paper and other
  short-term notes                       -    $  1,758      $  1,758   $  1,758
   Average interest rates                -         5.9%          5.9%       5.9%
Notes and debentures              $    300    $  2,900      $  3,504   $  3,591
   Average interest rates              4.9%        8.6%          8.4%       8.4%
Revenue bonds                            -    $    532      $    644   $    550
   Average interest rates                -         5.2%          4.8%       4.8%
Other loans                       $     14           -      $     27   $     27
   Average interest rates              5.7%          -           6.8%       6.8%
Accounts receivable sale program         -    $    947      $    947   $    947
   Average interest rates                -         5.3%          5.3%       5.3%
Notional principal amount of
  interest rate exchange
  agreements                      $    300           -      $    708   $     (6)
   Average interest rate paid
   (fixed)                             5.9%          -           6.3%       6.3%
   Average interest rate received
   (variable)                          5.1%          -           5.3%       5.3%
   ------------------------------------------------------------

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003. The fair value of interest rate exchange agreements excludes amounts used to determine the fair value of related notes and debentures.

At July 3, 1999, the Corporation's weighted average interest rate on its total debt was 6.9% including the accounts receivable sale program and outstanding interest rate exchange agreements. At July 3, 1999, these interest rate exchange agreements effectively converted approximately $400 million of floating rate obligations with a weighted average interest rate of 5.1% to fixed rate obligations with an average effective interest rate of 6.5%. These agreements have a weighted average maturity of approximately 3.4 years. As of July 3, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $2.2 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at July 3, 1999.

As of July 3, 1999, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission, of which $1.725 billion relates to the PEPS Units ($862.5 million of which was received on July 7, 1999, and $862.5 million is to be received upon exercise of the purchase contracts). Proceeds from the issuance of securities under this registration statement may be used for general corporate purposes, including the reduction of short-term debt, acquisitions, investments in, or extension or credit to, the Corporation's subsidiaries and the acquisition of real property.

During the first six months of 1999, The Timber Company purchased on the open market approximately 3,946,000 shares of The Timber Company common at an aggregate price of $95 million ($24.16 average per share). Of these repurchased shares, approximately 3,855,000 shares of The Timber Company common stock were held as treasury and 91,000 shares were purchased during the first six months of 1999 and settled after July 3, 1999.

During the first six months of 1998, The Timber Company purchased on the open market 975,500 shares of The Timber Company common stock at an aggregate price of $21 million ($21.53 average per share).

Subsequent to July 3, 1999 through August 2, 1999, The Timber Company purchased on the open market approximately 595,300 shares of The Timber Company stock at an aggregate price of $15 million ($25.46 average per share). The Timber Company expects to repurchase shares of The Timber Company common stock throughout 1999 as long as debt levels are below the established thresholds.

During the first six months of 1999, The Timber Company received
$8 million from the exercise of options to purchase The Timber
Company common stock.

During the first six months of 1999 and 1998, The Timber Company paid $43 million and $46 million, respectively, in dividends.

In 1999, The Timber Company expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER. In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Georgia-Pacific Corporation will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on Georgia-Pacific's derivative instruments: primarily interest rate swaps, foreign currency forward contracts and long-term purchase commitments. The impact of adjustments to fair value is not expected to be material to The Timber financial position.

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

The Timber Company has completed testing and verification of its systems and processes for Year 2000 readiness. The Timber Company completed an inventory of the systems and embedded chips used in its operations and found that only a small percentage of such systems and chips could be subject to Year 2000 problems. The work needed to resolve the Year 2000 problem with regard to its operations was performed as part of normal systems maintenance and replacement practices. The Timber Company did not accelerate its internal maintenance schedule or incur any incremental cost for such work. Internal and external costs to resolve the Year 2000 problem are not significant. The Timber Company continues its process of identifying critical suppliers and customers and communicating with each of them to ascertain their level of readiness to address and remediate Year 2000 problems. The most reasonably likely worst-case scenario of failure by The Timber Company or its customers or suppliers to resolve the Year 2000 problem would be a temporary inability on the part of The Timber Company to process timber sales and billings in a timely manner. The Timber Company is currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow it to minimize the risks of any unresolved Year 2000 problems on its operations and to minimize the effect of any unforeseen Year 2000 failures.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under this "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding pricing trends, expected harvest rotations and The Timber Company's expectations regarding resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the effect on The Timber Company of government, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; material variations in regional market demand for timber products; fluctuations in interest rates; the ability of The Timber Company, and its customers and suppliers, to address the Year 2000 problem in a timely and efficient manner; and other risks, uncertainties and assumptions discussed in the Corporation's filings with the Securities and Exchange Commission, including the Corporation's Form 10-K dated December 31, 1998, the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Combined Financial Statements.

                   PART II - OTHER INFORMATION
                   ---------------------------
                   GEORGIA-PACIFIC CORPORATION
                          JULY 3, 1999


Item 1.   Legal Proceedings

          The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--Georgia-Pacific Corporation, Note 10
          `"Commitments and Contingencies" of the Notes to Combined Financial Statements--Georgia-Pacific Group and Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--The Timber Company filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

          The Grand Rapids gypsum plants have received several Letters (notices) of Violation from the Michigan Department of Environmental Quality (DEQ) alleging violations of various state air requirements. The Corporation has equitable and/or legal defenses for these claims and expects to contest these allegations vigorously. Preliminary negotiations with the DEQ have been held, and the Corporation anticipates being able to negotiate a settlement of these issues with the DEQ. No penalties have been assessed to date.

          On  July  28,  1999  the Corporation and  the  Attorney
          General  of  the  State  of  Florida  entered  into   a
          Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation alleging a conspiracy to fix the prices of sanitary commercial paper products. The Settlement Agreement states that
          the   Attorney   General  is  dismissing   its   claims
          consistent  with  its  responsibilities  and  that  the
          Corporation  continues  to  deny  that  there  is   any
          evidence that it engaged in the alleged price fixing conspiracy. The Corporation will donate 271 acres of real property in Levy County, Florida, which has minimal commercial value, to the State of Florida for recreational purposes.

          The Nekoosa pulp mill has recently received an Information Request from the EPA pursuant to Section 114 of the Clean Air Act. The Corporation has responded thereto and is awaiting reaction from the agency. The request was part of the national enforcement initiative EPA is pursuing against the industry.

          On June 21, 1999, an Unilateral Administrative Order for Removal was issued to the Corporation, by the U.S. Environmental Protection Agency ("EPA") Region IV pursuant to the Comprehensive Environmental Compensation and Liability Act (CERCLA). The removal action pertains to a hardwood sawmill site located in Plymouth, North Carolina (the "Site") which was sold by the Corporation in 1985. The EPA completed a Remedial Investigation at the Site in 1998, and based on the analytical results generated during implementation of the Remedial Investigation, the EPA determined that a removal action was necessary. The Corporation is cooperating and expects the removal to be completed in 1999.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Corporation was held on May 4, 1999. At the annual meeting, the following matters were voted on:

          Shareholders elected three directors for three-year terms expiring at the Annual Meeting in 2002, or until their successors are elected and qualified. The vote tabulation for individual directors was:

             Directors               For          Withheld
          James S. Balloun        93,027,049      531,915
          Robert Carswell         92,715,003      843,961
          Alston D. Correll       93,039,865      519,098

          Other directors whose term of office as a director continued after the meeting were Jane Evans, Donald V. Fites, Harvey C. Fruehauf, Jr., Richard V. Giordano, David R. Goode, M. Douglas Ivester, Louis W. Sullivan, M.D. and James B. Williams.

          A shareholder proposal requesting the Board to promptly close the Corporation's remaining elemental chlorine generator, and to report by the 2000 meeting on plans to phase-out chlorine-based compounds was defeated with 77,312,548 votes against, 2,468,336 votes in favor and 3,886,045 votes abstaining.

          A shareholder proposal requesting that the Board redeem the shareholder rights plan unless such plan is approved by the affirmative vote of the shareholders or to submit the continuation of the rights plan to a vote of the shareholders was approved with 58,990,165 votes in favor, 23, 232,891 votes against and 991,754 votes abstaining.

          The text of the above proposals is incorporated by reference to Items 2 and 3 of the Corporation's definitive Proxy Statement dated March 31, 1999, filed with the SEC pursuant to Regulation 14A on March 31, 1999.


Item 5    Other Events

          1) The Corporation paid a stock dividend on Georgia-Pacific Group Stock on June 3, 1999 which was distributed, by book-entry to holders of record of Georgia-Pacific Group Stock as of May 14, 1999. Holders of Georgia-Pacific Group Stock received one share of such stock for each share held as of such record date.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 2 Agreement and Plan of Merger, dated as of May 25, 1999, among Georgia-Pacific Corporation, Atlanta Acquisition Corp. and Unisource Worldwide, Inc. (filed as Exhibit (c)(1) to Tender Offer Statement filed on Schedule 14D-1 (File No. 5-51073) and incorporated herein by this reference thereto).

               Exhibit 3.2 Bylaws, as amended to date.

               Exhibit 4.1 Form  of  Purchase  Contract  Agreement
                           relating  to  Stock Purchase  Contracts
                           and  Stock  Purchase  Units  (filed  as
                           Exhibit    4(p)   to   the    Company's
                           Registration  Statement  No.  333-80757
                           and   incorporated   herein   by   this
                           reference thereto).

               Exhibit 4.2 Form  of  Pledge  Agreement  for  Stock
                           Purchase  Contracts and Stock  Purchase
                           Units  (filed as Exhibit  4(q)  to  the
                           Company's  Registration  Statement   on
                           Form   8-A  relating  to  File  No.333-
                           35813, and incorporated herein by  this
                           reference thereto).

               Exhibit 4.3 Form  of  Remarketing Agreement between
                           Georgia-Pacific Corporation and  Morgan
                           Stanley  &  Co. Incorporated (filed  as
                           Exhibit    4(u)   to   the    Company's
                           Registration  Statement  No.  333-80757
                           and   incorporated   herein   by   this
                           reference thereto).

               Exhibit 4.4 Form  of Stock Purchase Units (included
                           as  Exhibits  A and B of  Exhibit  4.3)
                           (filed   as   Exhibit   4(v)   to   the
                           Company's  Registration  Statement  No.
                           333-80757  and incorporated  herein  by
                           this reference thereto).

               Exhibit 4.5 Form  of Credit Agreement, dated as  of
                           June  30,  1999,  among Georgia-Pacific
                           Corporation,   the   Lenders    amended
                           therein   and  Morgan  Stanley   Senior
                           Funding,   Inc.,  as  Agent   for   the
                           Lenders  and as Lead Arranger and  Book
                           Manager (filed as Exhibit 4(w)  to  the
                           Company's  Registration  Statement  No.
                           333-80757  and incorporated  herein  by
                           this reference thereto).

               Exhibit     Credit Agreement, dated as of July  22,
               10.1        1999,       among       Georgia-Pacific
                           Corporation,    the    Lenders    Named
                           therein,   Bank  of  America   National
                           Trust   and  Savings  Association,   as
                           Administrative  Agent, Commerzbank  AG,
                           New   York   Branch,  as  Documentation
                           Agent,  and  The  Chase Manhattan  Bank
                           and  Citibank,  N.A. as  Co-Syndication
                           Agents, Banc of America Securities  LLC
                           as  Sole  Book  Manager and  Sole  Lead
                           Arranger

               Exhibit     Credit Agreement, dated as of July  22,
               10.2        1999,   among  North  American   Timber
                           Corp., the Lenders Named therein,  Bank
                           of  America National Trust and  Savings
                           Association,  as Administrative  Agent,
                           Commerzbank  AG,  New York  Branch,  as
                           Documentation  Agent,  and  The   Chase
                           Manhattan  Bank and Citibank,  N.A.  as
                           Co-Syndication Agents, Banc of  America
                           Securities  LLC  as Sole  Book  Manager
                           and Sole Lead Arranger

               Exhibit     Form    of    Parent   (Georgia-Pacific
               10.3        Corporation)   Guaranty  (included   as
                           7.01(c) Exhibit 10.2)

               Exhibit 27. Financial Data Schedule.

          (b)  The   Corporation  filed  the  following   Current
               Reports on Form 8-K during and subsequent to the end of the quarter ended July 3, 1999:

               Date of 8-K             Description of 8-K

               May 4, 1999    Submitted    a    copy    of     the
                              Corporation's  News  Release  issued
                              May    4,   1999,   reporting    the
                              Corporation's announcement of (i)  a
                              stock  split  of the Georgia-Pacific
                              Group common stock; (ii) a quarterly
                              dividend  payable  on  each  of  the
                              Corporations common stocks, Georgia-
                              Pacific   Group   and   the   Timber
                              Company;  and (iii) the  dismantling
                              of a hardwood pulp dryer.

               June 22, 1999  Submitted    a    copy    of     the
                              Corporation's  News  Release  issued
                              June  22,  1999, reporting  Georgia-
                              Pacific  Group's estimated  earnings
                              for the quarter ended July 3, 1999.

               June 28, 1999  Submitted    a    copy    of     the
                              Corporation's  News  Release  issued
                              June   25,   1999,  reporting   that
                              Georgia-Pacific   Group   signed   a
                              Letter   of   Intent   regarding   a
                              possible    joint    venture    with
                              Chesapeake  Corporation   in   their
                              respective   away-from-home   tissue
                              businesses.

               July 15, 1999  Filed   pursuant  to   "Item   2   -
                              Acquisition   or   Disposition    of
                              Assets"  regarding the corporation's
                              successful  tender  offer  and   its
                              wholly owned subsidiary's subsequent
                              merger   with  Unisource  Worldwide,
                              Inc. on July 6, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 17, 1999         GEORGIA-PACIFIC CORPORATION
                                   (Registrant)



                                   by /s/John F. McGovern
                                        -----------------------
                                          John F. McGovern,
                                          Executive Vice President -
                                            Finance and Chief
                                            Financial Officer

                                   by /s/James E. Terrell
                                        -----------------------
                                          James E. Terrell,
                                          Vice President and Controller
                                            (Chief Accounting Officer)

                   GEORGIA-PACIFIC CORPORATION
                   ---------------------------
                        INDEX TO EXHIBITS
                 FILED WITH THE QUARTERLY REPORT
                      ON FORM 10-Q FOR THE
                   QUARTER ENDED JULY 3, 1999


Number    Description

3.2       Bylaws, as amended to date.(1)

10.1      Credit  Agreement, dated as of July  22,
          1999,        among       Georgia-Pacific
          Corporation, the Lenders Named  therein,
          Bank  of  America  National  Trust   and
          Savings  Association, as  Administrative
          Agent,  Commerzbank AG, New York Branch,
          as  Documentation Agent, and  The  Chase
          Manhattan Bank and Citibank, N.A. as Co-
          Syndication  Agents,  Banc  of   America
          Securities LLC as Sole Book Manager  and
          Sole Lead Arranger (1)

10.2      Credit  Agreement, dated as of July  22,
          1999,   among   North  American   Timber
          Corp.,  the Lenders Named therein,  Bank
          of  America  National Trust and  Savings
          Association,  as  Administrative  Agent,
          Commerzbank  AG,  New  York  Branch,  as
          Documentation  Agent,  and   The   Chase
          Manhattan Bank and Citibank, N.A. as Co-
          Syndication  Agents,  Banc  of   America
          Securities LLC as Sole Book Manager  and
          Sole Lead Arranger (1)

27        Financial Data Schedule. (1)


















(1)    Filed by EDGAR