Form 10-Q/A
period 1999-07-03
GEORGIA PACIFIC CORP
filed 1999-09-13
CIK 41077

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  ___________

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                  ___________

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

                        Commission File Number 1 - 3506

                                  -----------

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

                                  -----------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     .  No        .
                                        -----         ____

As of the close of business on August 10, 1999, Georgia-Pacific Corporation had 171,499,099 shares of Georgia-Pacific Group Common Stock outstanding and 82,857,948 shares of The Timber Company Common Stock outstanding.

The undersigned registrant hereby amends and restates Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1999 with respect to Georgia-Pacific Corporation and The Timber Company. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements of Georgia-Pacific Corporation and Note 1 to the Notes to Combined Financial Statements of The Timber Company, the restatement was caused by revenues from the sale of small land parcels, income from hunting permits and other miscellaneous transactions that were erroneously omitted from The Timber Company's results of operations for the second quarter.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The following does not amend the Combined Financial Statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the Georgia-Pacific Group because the adjustments herein do not impact the Georgia-Pacific Group's previously filed information.




CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                                 Three Months Ended               Six Months Ended
                                                                 ------------------              -----------------
(In millions, except per share amounts)                          July 3,    June 30,             July 3,   June 30,
                                                                  1999        1998                1999       1998
                                                                 -------    -------              ------    -------
Net sales                                                         $3,849    $ 3,305              $7,256    $ 6,526
                                                                 -------    -------              ------    -------
Costs and expenses
      Cost of sales, excluding depreciation
        and cost of timber harvested
        shown below                                                2,782      2,576               5,313      5,070
      Selling, general and
        administrative                                               306        265                 604        536

      Depreciation and cost of
        timber harvested                                             223        236                 444        461
      Interest                                                       106        111                 217        225
      Other income                                                   (84)         -                 (84)         -
                                                                 -------    -------              ------    -------
Total costs and expenses                                           3,333      3,188               6,494      6,292
                                                                 -------    -------              ------    -------
Income before income taxes and
      extraordinary item                                             516        117                 762        234
Provision for income taxes                                           205         49                 305         98
                                                                 -------    -------              ------    -------
Income before extraordinary item                                     311         68                 457        136
Extraordinary item , net of taxes,                                     -         (1)                  -        (15)
                                                                 -------    -------              ------    -------
Net income                                                        $  311    $    67              $  457    $   121
                                                                 =======    =======              ======    =======

Georgia-Pacific Group                                             $  212    $    30              $  311    $    46
Income before extraordinary item
Extraordinary item, net of taxes                                       -         (1)                  -        (13)
                                                                 -------     ------              ------    -------
Net Income                                                        $  212     $   29              $  311    $    33
                                                                 -------     ------              ------    -------
Basic per common share:
Income before extraordinary item                                  $ 1.23     $ 0.17              $ 1.81    $  0.25
Extraordinary item, net of taxes                                       -      (0.01)                  -      (0.07)
                                                                 -------     ------              ------    -------
  Net income                                                      $ 1.23     $ 0.16              $ 1.81    $  0.18
                                                                 -------     ------              ------    -------
Diluted per common share:                                         $ 1.20     $ 0.17              $ 1.76    $  0.25
  Income before extraordinary item
  Extraordinary item, net of taxes                                     -      (0.01)                  -      (0.07)
                                                                 -------     ------              ------    -------
  Net income                                                      $ 1.20     $ 0.16              $ 1.76    $  0.18
                                                                 =======     ======              ======    =======
Average number of shares outstanding:
      Basic                                                        171.8      181.0               172.2      182.0
      Diluted                                                      176.4      184.4               176.3      184.7
                                                                 =======     ======              ======    =======
The Timber Company

Income before extraordinary item                                  $   99     $   38              $  146    $    90
Extraordinary item, net of taxes                                       -          -                   -         (2)
                                                                 -------     ------              ------    -------
Net Income                                                        $   99     $   38              $  146    $    88
                                                                 -------     ------              ------    -------
Basic per common share:
Income before extraordinary item                                  $ 1.17     $ 0.41              $ 1.71    $  0.97
Extraordinary item, net of taxes                                       -          -                   -      (0.02)
                                                                 -------     ------              ------    -------
Net income                                                        $ 1.17     $ 0.41              $ 1.71    $  0.95
                                                                 -------     ------              ------    -------
Diluted per common share:
Income before extraordinary item                                  $ 1.16     $ 0.41              $ 1.70    $  0.96
Extraordinary item, net of taxes                                       -          -                   -      (0.02)
                                                                 -------     ------              ------    -------
Net income                                                        $ 1.16     $ 0.41              $ 1.70    $  0.94
                                                                 -------     ------              ------    -------
Average number of shares outstanding:
  Basic                                                             84.6       92.3                85.5       92.3
  Diluted                                                           85.3       93.2                85.9       93.2
                                                                 =======     ======              ======    =======



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
                                                    Six Months Ended
                                                      -------------
(In millions)                                    July 3, 1999    June 30, 1998
                                                 ------------    -------------
Cash flows from operating activities
   Net income                                       $   457         $     121
   Adjustments to reconcile net income to
   Cash provided by operations:
       Depreciation                                     364               371
    Cost of timber harvested                             80                90
    Other income                                        (84)                -
   Deferred income taxes                                (1)                52
    Amortization of goodwill                             31                30
    Amortization of debt issue costs                      1                11
    Stock compensation programs                           1                14
    Gain on sales of assets                             (10)              (30)

    Increase in receivables                            (312)              (57)
    (Increase) decrease in inventories                  (64)               88
    Decrease (increase) in other working
      capital                                            82              (190)
    Change in other assets and other
      long-term liabilities                             (11)                5
                                                 ------------    -------------
Cash provided by operations                             534               505
                                                 ------------    -------------
Cash flows from investing activities
      Property, plant and equipment
        investments                                    (250)             (240)
      Timber and timberland purchases                   (73)             (128)
      Acquisitions                                     (818)              (93)
      Proceeds from sales of assets                      51                70
      Other                                              20                18
                                                 ------------    -------------
Cash used for investing activities                   (1,070)             (373)
                                                 ------------    -------------
Cash flows from financing activities
      Repayments of long-term debt                      (72)             (746)
      Additions to long-term debt                        68               507
      Fees paid to issue debt                            (2)               (4)
      Increase (decrease) in bank overdrafts             12                (3)
      Increase in commercial paper and
        other short-term notes                          844               360
      Stock repurchases                                (299)             (163)
      Proceeds from option plan exercises               113                 8
      Cash dividends paid                               (86)              (92)
                                                 ------------    -------------
Cash provided by (used for) financing
   activities                                           578              (133)
                                                 ------------    -------------
Increase (decrease) in cash                              42                (1)
      Balance at beginning of period                      5                 8
                                                 ------------    -------------
      Balance at end of period                   $       47      $          7
                                                 ============    =============



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)

                                                                             July 3,                     December 31,
                                                                              1999                          1998
                                                                           -----------                  -------------
ASSETS                                                                     (Unaudited)
Current assets
      Cash                                                                  $       47                  $          5
      Receivables, less allowances of $24
          and $25, respectively                                                  2,304                         1,233
      Inventories                                                                1,777                         1,280
      Deferred income tax assets                                                    61                            61
      Other current assets                                                         143                            66
                                                                            ----------                  ------------
Total current assets                                                             4,332                         2,645
                                                                            ----------                  ------------
Timber and timberlands, net                                                      1,206                         1,210
                                                                            ----------                  ------------
Property, plant and equipment
   Land, buildings, machinery and
   equipment, at cost                                                           14,896                        14,453
      Accumulated depreciation                                                  (8,512)                       (8,204)
                                                                            ----------                  ------------
Property, plant and equipment, net                                               6,384                         6,249
                                                                            ----------                  ------------
Goodwill, net                                                                    2,433                         1,677
                                                                            ----------                  ------------
Other assets                                                                       997                           919
                                                                            ----------                  ------------
Total assets                                                                $   15,352                  $     12,700
                                                                            ==========                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdrafts, net                                                         $    207                      $   195
Commercial paper and other short-term notes                                     2,250                        1,209
Current portion of long-term debt                                                  23                           22
Accounts payable                                                                  984                          556
Accrued compensation                                                              300                          247
Other current liabilities                                                         630                          419
                                                                             --------                      -------
Total current liabilities                                                       4,394                        2,648
                                                                             --------                      -------
Long-term debt, excluding current portion                                       4,588                        4,125
                                                                             --------                      -------
Other long-term liabilities                                                     1,751                        1,572
                                                                             --------                      -------
Deferred income tax liabilities                                                 1,275                        1,231
                                                                             --------                      -------

Commitments and contingencies

Shareholders' equity
  Common stock
   Georgia-Pacific Group, par value $.80; 400,000,000
    shares authorized; 190,609,000 and 186,564,000
    shares issued                                                                 153                          150
   The Timber Company, par value $.80; 250,000,000
    shares authorized; 93,326,000 and 92,785,000
    shares issued
  Treasury stock, at cost                                                        (793)                        (492)
      18,637,000 and 13,525,000 shares of Georgia-Pacific
      Group common stock and 9,559,000 and 5,704,000
      shares of The Timber Company common stock
  Additional paid-in capital                                                    1,472                        1,331
  Retained earnings                                                             2,549                        2,178
  Accumulated other comprehensive income                                          (37)                         (43)
                                                                             --------                      -------
Total shareholders' equity                                                      3,344                        3,124
                                                                             --------                      -------
Total liabilities and shareholders' equity                                   $ 15,352                      $12,700
                                                                             ========                      =======

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                                 Three Months Ended               Six Months Ended
                                                                 ------------------              ------------------
                                                              July 3,         June 30,         July 3,         June 30,
                                                               1999             1998            1999            1998
(In millions)                                                 -------         --------        --------        -------
Net income                                                    $   311         $    67         $    457        $   121
   Other comprehensive income (loss) before tax:
   Foreign currency translation adjustments                         4              (5)              10             (6)
   Income tax (expense) benefit related to
     items of other comprehensive income                           (2)              2               (4)            24
                                                              -------         -------         --------        -------
Comprehensive income                                            $ 313           $  64            $ 463           $ 117
                                                              =======         =======         ========        =======

The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
APRIL 3, 1999

1. RESTATEMENT OF RESULTS OF OPERATIONS AND PRINCIPLES OF PRESENTATION. On September 13, 1999, the Corporation restated its results of operations for the second quarter of 1999. The restatement was caused by revenues from the sale of small land parcels, income from hunting permits and other miscellaneous transactions that were erroneously omitted from the Corporation's results of operations for the second quarter. Certain of the corrections made in the second quarter resulted in moving a total of $1.0 million of net income related to timber deed sales from the second quarter to the first quarter of 1999. This change will be reflected in future filings that include first quarter 1999 financial statements. The following summarizes the impact of the restatement on the three and six months ended July 3, 1999:


Georgia-Pacific Corporation and Subsidiaries

                                                                                 Three Months Ended
                                                                                    July 3, 1999
                                                                                 ------------------
                                                                 As
(In millions, except per share amounts)                      Originally
                                                              Reported        Adjustment         Notes         Restated
                                                           --------------  ----------------  --------------  -------------
Net sales                                                   $       3,850  $            (1)             (a)   $      3,849
Cost of sales, excluding depreciation and cost of
    timber harvested shown below                                    2,789               (7)             (b)          2,782
Other income                                                          (86)               2              (c)            (84)
Income before income taxes and
    extraordinary item                                                512                4                             516
Provision for income taxes                                            203                2              (d)            205
Net income                                                            309                2                             311
The Timber Company:
Basic earnings per share                                             1.15             0.02                            1.17
Diluted earnings per share                                           1.14             0.02                            1.16
                                                           ==============  ================  ==============  =============

                                                                                   Six Months Ended
                                                                                     July 3, 1999
                                                                                   ----------------
                                                                 As
(In millions, except per share amounts)                      Originally
                                                              Reported        Adjustment          Notes         Restated
                                                           --------------  -----------------  --------------  -------------
Net sales                                                         $7,255              $   1              (a)        $7,256
Cost of sales, excluding depreciation and cost of
    timber harvested shown below                                   5,320                 (7)             (b)         5,313
Other income                                                         (86)                 2              (c)           (84)
Income before income taxes and
    extraordinary item                                               756                  6                            762
Provision for income taxes                                           302                  3              (d)           305
Net income                                                           454                  3                            457
The Timber Company:
Basic earnings per share                                            1.67               0.04                           1.71
Diluted earnings per share                                          1.66               0.04                           1.70
                                                           ==============  =================  ==============  =============


(a) To properly reflect the recognition of timber deed sales in the appropriate period of 1999.

(b) To properly reflect the recognition of hunting permits income and the sale of small land parcels in the second quarter of 1999.

(c) To properly reflect expenses associated with the sale of the New Brunswick and Maine timberlands in the second quarter of 1999.

(d)  To properly reflect the income tax effect of the above adjustments.

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

2. OTHER INCOME. During the second quarter of 1999, The Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after tax).

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

     The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 1999 and 1998.


                                                                  Three Months Ended                 Six Months Ended
                                                                  ------------------                ------------------
(In millions, except                                           July 3,          June 30,         July 3,          June 30,
per share amounts)                                              1999             1998             1999             1998
                                                              --------          --------         --------         --------
                                                                                 Georgia-Pacific Group
Basic and diluted income available to
  Shareholders (numerator):
     Income before extraordinary item                         $    212          $     30         $    311         $     46
     Extraordinary item, net of taxes                                -                (1)               -              (13)
                                                              --------          --------         --------         --------
     Net income                                               $    212          $     29         $    311         $     33
                                                              ========          ========         ========         ========
Shares (denominator):
   Average shares outstanding                                    171.8             181.0            172.2            182.0
     Dilutive securities:
     Stock incentive and option plans                              4.1               3.0              3.6              2.5
     Employee stock purchase plans                                 0.5               0.4              0.5              0.2
                                                              --------          --------         --------         --------
   Total assuming conversion                                     176.4             184.4            176.3            184.7
                                                              ========          ========         ========         ========
Basic per share amounts:
     Income before extraordinary item                         $   1.23          $   0.17         $   1.81         $   0.25
     Extraordinary item, net of taxes                                -             (0.01)               -            (0.07)
                                                              --------          --------         --------         --------

     Net income                                               $   1.23          $   0.16         $   1.81         $   0.18
                                                              ========          ========         ========         ========
Diluted per share amounts:
     Income before extraordinary item                         $   1.20          $   0.17         $   1.76         $   0.25
     Extraordinary item, net of taxes                                -             (0.01)               -            (0.07)
                                                              --------          --------         --------         --------
     Net income                                               $    1.20         $   0.16         $   1.76         $   0.18
                                                              =========         ========         ========         ========




                                                                 Three Months Ended                   Year to Date
                                                                  -----------------               -------------------
(In millions, except                                          July 3,         June 30,         July 3,          June 30,
per share amounts)                                              1999            1998             1999             1998
                                                              -------          -------         -------          -------
                                                                                  The Timber Company
                                                                                  ------------------
Basic and diluted income available to                           $  99            $  38           $ 146           $   90
  Shareholders (numerator):
     Income before extraordinary item
     Extraordinary item, net of taxes                               -                -               -               (2)
                                                              -------          -------         -------          -------
     Net income                                               $    99          $    38         $   146          $    88
                                                              =======          =======         =======          =======
Shares (denominator):                                            84.6             92.3            85.5             92.3
   Average shares outstanding
     Dilutive securities:                                         0.6              0.8             0.4              0.8
     Stock incentive and option plans
     Employee stock purchase plans                                0.1              0.1               -              0.1
                                                              -------          -------         -------          -------
   Total assuming conversion                                     85.3             93.2            85.9             93.2
                                                              =======          =======         =======          =======
Basic per share amounts:                                      $  1.17          $  0.41         $  1.71          $  0.97
     Income before extraordinary item
     Extraordinary item, net of taxes                               -                -               -            (0.02)
                                                              -------          -------         -------          -------
     Net income                                               $  1.17          $  0.41         $  1.71          $  0.95
                                                              -------          -------         -------          -------
Diluted per share amounts:                                    $  1.16          $  0.41         $  1.70          $  0.96
     Income before extraordinary item
     Extraordinary item, net of taxes                               -                -               -            (0.02)
                                                              -------          -------         -------          -------
     Net income                                               $  1.16          $  0.41         $  1.70          $  0.94
                                                              =======          =======         =======          =======

6. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in any period.

                                                 Six Months Ended
                                                   -------------
(In millions)                                  July 3,      June 30,
                                                1999          1998
                                               ------       -------
Total interest costs                           $  219       $   227
Interest capitalized                               (2)           (2)
                                               ------       -------
Interest Expense                               $  217       $   225
                                               ======       =======
Interest paid                                  $  233       $   244
                                               ======       =======
Income taxes paid, net                         $  255       $    44
                                               ======       =======
Debt assumed in acquisition                    $  669       $    58
                                               ======       =======

7. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)                                   July 3,        December 31,
                                                 1999             1998
                                                ------         -----------
Raw materials                                   $  348         $       418
Finished goods                                   1,322                 760
Supplies                                           316                 311
LIFO reserve                                      (209)               (209)
                                                ------         -----------
Total inventories                               $1,777         $     1,280
                                                ======         ===========

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

(In millions)
Current assets                                  $ 1,258
Property, plant and equipment                       225
Other non current assets                             19
Goodwill                                            756
Liabilities                                      (1,497)
                                                -------
Net cash paid for Unisource                     $   761
                                                =======

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


                                         Three Months Ended    Six Months Ended
                                           --------------        ------------
(In millions, except per share amount)   July 3,    June 30,   July 3,  June 30,
                                          1999       1998       1999     1998
                                         ------     -------    ------   -------
Net Sales                                $5,354     $ 5,028    $10,278  $ 10,006
                                         ------     -------    -------  --------
Income before extraordinary items        $  309     $    52    $   449  $    119
                                         ------     -------    -------  --------
Net Income                               $  309     $    51    $   449  $    104
                                         ------     -------    -------  --------
Georgia-Pacific Group per share data:

Basic income before extraordinary items
    per share                            $ 1.22     $  0.08    $  1.76  $   0.16
                                         ------     -------    -------  --------
Diluted income before extraordinary
    items per share                      $ 1.19     $  0.08    $  1.72  $   0.16
                                         ------     -------    -------  --------
Basic earnings per share                 $ 1.22     $  0.07    $  1.76  $   0.09
                                         ------     -------    -------  --------
Diluted earnings per share               $ 1.19     $  0.07    $  1.72  $   0.09
                                         ------     -------    -------  --------


     The Timber Company's results of operations are not impacted by the Unisource transaction.

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

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts, except                                           Three Months Ended                  Three Months Ended
per share, in millions)                                              July 3, 1999                       June 30, 1998
                                                                  -------------------                 -----------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                                                    $1,047       27%                $  820         25%
Distribution                                                          1,317       34                  1,071         32
Timber                                                                   45        1                     33          1
Containerboard and packaging                                            573       15                    497         15
Pulp and paper                                                          870       23                    887         27
Other                                                                    (3)       -                     (3)         -
                                                                     ------      ---                 ------        ---
Total net sales to
  unaffiliated customers                                             $3,849      100%                $3,305        100%
                                                                     ======      ===                 ======        ===
INTERSEGMENT SALES
Building products                                                    $  624                          $  629
Distribution                                                              2                               2
Timber                                                                   89                              86
Containerboard and packaging                                             14                              15
Pulp and paper                                                            7                               8
Other*                                                                 (736)                           (740)
                                                                     ------                          ------
Total intersegment sales                                             $    -                          $    -
                                                                     ======                          ======
TOTAL NET SALES
Building products                                                    $1,671       43%                $1,449         44%
Distribution                                                          1,319       34                  1,073         33
Timber                                                                  134        4                    119          4
Containerboard and packaging                                            587       15                    512         15
Pulp and paper                                                          877       23                    895         27
Other*                                                                 (739)     (19)                  (743)       (23)
                                                                     ------      ---                 ------        ---
Total net sales                                                      $3,849      100%                $3,305        100%
                                                                     ======      ===                 ======        ===
OPERATING PROFITS
Building products                                                    $  364       58%                $  120         53%
Distribution                                                             35        6                      -          -
Timber                                                                  180       29                     80         35
Containerboard and packaging                                             81       13                     31         13
Pulp and paper                                                           33        5                     54         24
Other                                                                   (71)     (11)                   (57)       (25)
                                                                     ------      ---                 ------        ---
Total operating profits                                                 622      100%                   228        100%
                                                                                 ===                               ===
Interest expense                                                       (106)                           (111)
Provision for income taxes                                             (205)                            (49)
Extraordinary item, net of taxes                                          -                              (1)
                                                                     ------                          ------
Net income                                                           $  311                          $   67
                                                                     ======                          ======

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


(Dollar amounts, except                                              Six Months Ended                 Six Months Ended
per share, in millions)                                                July 3, 1999                     June 30, 1998
                                                                 -------------------------        -------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                                                 $ 1,937              27%         $ 1,585              24%
Distribution                                                        2,415              33            2,095              32
Timber                                                                100               1               61               1
Containerboard and packaging                                        1,096              15              985              15
Pulp and paper                                                      1,710              24            1,802              28
Other                                                                  (2)              -               (2)              -
                                                                  -------             ---          -------             ---
Total net sales to unaffiliated customers                         $ 7,256             100%         $ 6,526             100%
                                                                  =======             ===          =======             ===
INTERSEGMENT SALES
Building products                                                 $ 1,174                          $ 1,231
Distribution                                                            4                                4
Timber                                                                175                              203
Containerboard and packaging                                           29                               30
Pulp and paper                                                         13                               16
Other*                                                             (1,395)                          (1,484)
                                                                  -------                          -------
Total intersegment sales                                          $     -                          $     -
                                                                  =======                          =======
TOTAL NET SALES
Building products                                                 $ 3,111              43%         $ 2,816              43%
Distribution                                                        2,419              33            2,099              32
Timber                                                                275               4              264               4
Containerboard and packaging                                        1,125              15            1,015              16
Pulp and paper                                                      1,723              24            1,818              28
Other*                                                             (1,397)            (19)          (1,486)            (23)
                                                                  -------             ---          -------             ---
Total net sales                                                   $ 7,256             100%         $ 6,526             100%
                                                                  =======             ===          =======             ===
OPERATING PROFITS                                                 $   612              63%         $   223              49%
Building products
Distribution                                                           53               5              (17)             (4)
Timber                                                                276              28              183              40
Containerboard and packaging                                          121              12               64              14
Pulp and paper                                                         53               5              125              27
Other                                                                (136)            (13)            (119)            (26)
                                                                  -------             ---          -------             ---
Total operating profits                                               979             100%             459             100%
                                                                                      ===                              ===
Interest expense                                                     (217)                            (225)
Provision for income taxes                                           (305)                             (98)
Extraordinary item, net of taxes                                        -                              (15)
                                                                  -------                          -------
Net income                                                        $   457                          $   121
                                                                  =======                          =======

*Includes elimination of intersegment sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following does not amend the Combined Financial Statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the Georgia-Pacific Group because the changes herein do not impact the Georgia-Pacific Group's previously filed information.

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

The Corporation reported consolidated net sales of approximately $3.9 billion for the second quarter of 1999 and $3.3 billion for the second quarter of 1998. Net income for the 1999 second quarter was $311 million compared with $67 million in 1998. Net income in the second quarter of 1998 included an after-tax extraordinary charge of $1 million for the early retirement of debt.

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

The timber segment reported net sales of approximately $134 million and $119 million for the second quarter of 1999 and 1998, respectively. Operating income for the 1999 second quarter was $180 million, including a one-time, pre-tax gain of $84 million from the sale of company timberlands in Maine and New Brunswick. Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick, operating earnings increased $16 million to $96 million in the second quarter of 1999, compared with $80 million in the second quarter of 1998. The 20 percent increase resulted primarily from a mix of higher harvest volumes, improved sales to third parties and higher seasonal hunting permits income. Total harvest volumes in 1999 are anticipated to remain comparable to 1998.

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

YEAR-TO-DATE SECOND QUARTER 1999 COMPARED WITH YEAR-TO-DATE SECOND QUARTER 1998

The Corporation reported consolidated net sales of $7.3 billion and net income of $457 million for the six months ended July 3, 1999, compared with net sales of $6.5 billion and net income of $121 million for the six months ended June 30, 1998. The 1998 results include an extraordinary, after-tax loss of $15 million for the early retirement of debt.

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

The Corporation's timber segment reported net sales of approximately $275 million and operating profit of $276 million for the six-month period ended July 3, 1999 compared to net sales of $264 million and operating profit of $183 million for the six-months ended June 30, 1998. The 1999 results included a one-time, pre-tax gain of $84 million from the sale of company timberlands in Maine and New Brunswick. Excluding the gain on the sale of timberlands in Maine and New Brunswick, operating profit increased $9 million to $192 million in the first six months of 1999 compared to the same period of 1998. Overall, 15% higher total harvest volumes helped to offset the year over year 10% decline in average sales prices.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $534 million for the six months ended July 3, 1999 compared with $505 million a year ago. The increase in cash provided from operating activities is primarily a result of very strong demand and improved prices for several building products' items, offset in part by higher working capital levels, primarily accounts receivable associated with the increase in net sales.

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

Georgia-Pacific Corporation and Subsidiaries

(In millions)                                              1999              2000                2001              2002
                                                          -----             -----               -----             -----
Debt
Commercial paper and other short-term notes                   -                 -                   -                 -
   Average interest rates                                     -                 -                   -                 -
Notes and debentures                                      $   4                 -                   -             $ 300
   Average interest rates                                  25.4%                -                   -                10%
Revenue bonds                                             $   8             $  24               $   6             $  74
   Average interest rates                                   3.5%              4.3%                3.9%              2.5%
Other loans                                                   -             $  13                   -                 -
   Average interest rates                                     -               8.0%                  -                 -
Accounts receivable sale program                              -                 -                   -                 -
   Average interest rates                                     -                 -                   -                 -
Notional principal amount of interest rate                $ 100             $ 177                   -               131
 exchange agreements
   Average interest rate paid (fixed)                       6.6%              7.5%                  -               6.1%
   Average interest rate received (variable)                5.4%              5.1%                  -               6.1%
                                                          -----             -----               -----             -----

Georgia-Pacific Corporation and Subsidiaries

(In millions)                                               2003         Thereafter               Total           Fair value July 3,
                                                            ----         ----------               -----           ------------------
Debt
Commercial paper and other short-term notes                    -            $1,758                 $1,758                $1,758
   Average interest rates                                      -               5.9%                   5.9%                  5.9%
Notes and debentures                                       $ 300            $2,900                 $3,504                $3,591
   Average interest rates                                    4.9%              8.6%                   8.4%                  8.4%
Revenue bonds                                                  -            $  532                 $  644                $  550
   Average interest rates                                      -               5.2%                   4.8%                  4.8%
Other loans                                                $  14                 -                 $   27                $   27
   Average interest rates                                    5.7%                -                    6.8%                  6.8%
Accounts receivable sale program                               -            $  947                 $  947                $  947
   Average interest rates                                      -               5.3%                   5.3%                  5.3%
Notional principal amount of interest rate
 exchange agreements                                       $ 300                 -                 $  708                $   (6)
   Average interest rate paid (fixed)                        5.9%                -                    6.3%                  6.3%
   Average interest rate received (variable)                 5.1%                -                    5.3%                  5.3%
                                                           -----            ------                 ------                ------

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

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                  Three Months Ended                  Six Months Ended
                                                               -------------------------          ------------------------
(In millions, except per share amounts)                        July 3,          June 30,          July 3,         June 30,
                                                                 1999             1998             1999             1998
                                                               -------           -------          -------          -------
Net sales
   Timber-Georgia-Pacific Group                                  $  89             $  86           $ 175           $  203
   Timber-third parties                                             13                18              26               25
       Delivered
       Stumpage                                                     28                10              68               27
   Other                                                             8                 5              10                9
                                                               -------           -------          -------          -------
Total net sales                                                    138               119             279              264
                                                               -------           -------          -------          -------
Costs and expenses
   Cost of sales, excluding depreciation
     and cost of timber harvested shown below                       21                23              45               42
   Selling, general and administrative                              10                 9              20               18
   Depreciation and cost of                                         11                 7              22               21
     timber harvested
   Interest                                                         17                17              35               35
   Other Income                                                    (84)                -             (84)               -
                                                               -------           -------          -------          -------
Total costs and expenses                                           (25)               56              38              116
                                                               -------           -------          -------          -------
Income before income taxes and
   extraordinary item                                              163                63             241              148
Provision for income taxes                                          64                25              95               58
                                                               -------           -------          -------          -------
Income before extraordinary item                                    99                38             146               90
Extraordinary item, net of taxes                                     -                 -               -               (2)
                                                               -------           -------          -------          -------
Net income                                                       $  99             $  38           $ 146           $   88
                                                               =======           =======          =======          =======
Basic per share:
   Income before extraordinary item                              $1.17             $0.41           $1.71           $ 0.97
   Extraordinary item, net of taxes                                  -                 -               -            (0.02)
                                                               -------           -------          -------          -------
   Net income                                                    $1.17             $0.41           $1.71           $ 0.95
                                                               -------           -------          -------          -------
Diluted per share:
   Income before extraordinary item                              $1.16             $0.41           $1.70           $ 0.96
   Extraordinary item, net of taxes                                  -                 -               -            (0.02)
                                                               -------           -------          -------          -------
   Net income                                                    $1.16             $0.41           $1.70           $ 0.94
                                                               =======           =======          =======          =======
Average number of shares outstanding:                             84.6              92.3            85.5             92.3
   Basic
   Diluted                                                        85.3              93.2            85.9             93.2
                                                               =======           =======          =======          =======

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                               Six Months Ended
                                                                               -----------------
(In millions)                                                      July 3, 1999                 June 30, 1998
                                                                 ---------------               ---------------
Cash flows from operations
   Net income                                                        $ 146                            $  88
   Adjustments to reconcile net income to                                3                                2
 Cash provided by operations:
   Depreciation
   Cost of timber harvested                                             19                               19
   Other income                                                        (84)                               -
   Deferred income taxes                                                14                                2
   Gain on sales of assets                                             (11)                             (14)
   Change in other assets and other
    liabilities                                                         (5)                              29
                                                                     -----                            -----
Cash provided by operations                                             82                              126
                                                                     -----                            -----

Cash flows from investment activities
  Property, plant and equipment
   investments                                                          (1)                              (2)
  Timber and timberlands purchases                                     (25)                             (32)
  Proceeds from sales of assets                                         95                               25
                                                                     -----                            -----
Cash provided by(used for)investment activities                         69                               (9)
                                                                     -----                            -----
Cash flows from financing activities
  Share repurchases                                                    (93)                              (8)
  Proceeds from option plan exercises                                    8                                -
  Repayments of long-term debt                                         (20)                             (63)
  Cash dividends paid                                                  (43)                             (46)
                                                                     -----                            -----
Cash used for financing activities                                    (148)                            (117)
                                                                     -----                            -----
Increase in cash                                                         3                                -
   Balance at beginning of period -                                      -                                -
                                                                     -----                            -----
   Balance at end of period                                          $   3                            $   -
                                                                     =====                            =====

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS
Georgia-Pacific Corporation--The Timber Company

(In millions)                                                                July 3,                  December 31,
                                                                               1999                       1998
                                                                           ------------               ------------
ASSETS                                                                     (Unaudited)
Cash                                                                          $    3                     $    -
                                                                              ------                     ------
Timber and timberlands
   Timberlands                                                                   301                        303
   Fee timber                                                                    564                        580
   Reforestation                                                                 245                        227
   Other                                                                          42                         34
                                                                              ------                     ------
Total timber and timberlands                                                   1,152                      1,144
                                                                              ------                     ------
Property, plant and equipment, less accumulated
     depreciation of $45 and $42, respectively                                    23                         24
                                                                              ------                     ------
Other assets                                                                      26                          6
                                                                              ------                     ------
Total assets                                                                  $1,204                     $1,174
                                                                              ======                     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                                          $  963                    $   983
                                                                              ------                     ------
Other liabilities                                                                 50                         32
                                                                              ------                     ------
Deferred income tax liabilities                                                  258                        244
                                                                              ------                     ------
Total liabilities                                                              1,271                      1,259
                                                                              ------                     ------

Commitments and contingencies

Shareholders' equity                                                             (67)                       (85)
                                                                              ------                     ------
Total liabilities and shareholders' equity                                    $1,204                     $1,174
                                                                              ======                     ======

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION--THE TIMBER COMPANY
APRIL 3, 1999


1. RESTATEMENT OF RESULTS OF OPERATIONS AND PRINCIPLES OF PRESENTATION. On September 13, 1999, The Timber Company restated its results of operations for the second quarter of 1999. The restatement was caused by revenues from the sale of small land parcels, income from hunting permits and other miscellaneous transactions that were erroneously omitted from The Timber Company's results of operations for the second quarter. Certain of the corrections made in the second quarter resulted in moving a total of $1.0 million of net income related to timber deed sales from the second quarter to the first quarter of 1999. This change will be reflected in future filings that include first quarter 1999 financial statements. The following summarizes the impact of the restatement on the three and six months ended July 3, 1999:

Georgia-Pacific Corporation--The Timber Company

                                                                                   Three Months Ended
                                                                                      July 3, 1999
                                                                                    ----------------
                                                                  As
(In millions, except per share amounts)                       Originally
                                                               Reported         Adjustment         Notes          Restated
                                                           ----------------  ----------------  --------------  ---------------
Net sales
    Timber - third parties
        Stumpage                                                     $  29             $  (1)             (a)           $  28
    Other                                                                4                 4              (b)               8
Cost of sales, excluding depreciation and cost of
    timber harvested shown below                                        24                (3)             (c)              21
Other income                                                           (86)                2              (d)             (84)
Income before income taxes and                                         159                 4                              163
   extraordinary item
Provision for income taxes                                              62                 2              (e)              64
Net income                                                              97                 2                               99
Basic earnings per share                                              1.15              0.02                             1.17
Diluted earnings per share                                            1.14              0.02                             1.16
                                                          ================  ================  ==============  ===============

                                                                                     Six Months Ended
                                                                                       July 3, 1999
                                                                                     ----------------
                                                                  As
(In millions, except per share amounts)                       Originally
                                                               Reported         Adjustment          Notes          Restated
                                                           ----------------  -----------------  --------------  ---------------
Net sales
    Timber - third parties
        Stumpage                                                     $  67              $   1              (a)           $  68
    Other                                                                6                  4              (b)              10
Cost of sales, excluding depreciation and cost of
    timber harvested shown below                                        48                 (3)             (c)              45
Other income                                                           (86)                 2              (d)             (84)
Income before income taxes and                                         235                  6                              241
   extraordinary item
Provision for income taxes                                              92                  3              (e)              95
Net income                                                             143                  3                              146
Basic earnings per share                                              1.67               0.04                             1.71
Diluted earnings per share                                            1.66               0.04                             1.70
                                                          ================   ================  ==============  ===============

(a) To properly reflect the recognition of timber deed sales in the appropriate period of 1999.

(b) To properly reflect the recognition of hunting permits income in the second quarter of 1999.

(c) To properly reflect the sale of small land parcels in the second quarter of 1999.

(d) To properly reflect expenses associated with the sale of the New Brunswick and Maine timberlands in the second quarter of 1999.

(e)  To properly reflect the income tax effect of the above adjustments.

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

2. OTHER INCOME. During the second quarter of 1999, The Timber Company sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after tax, or $0.59 diluted earnings per share).

3. EXTRAORDINARY ITEM. The Corporation called approximately $600 million of its outstanding debt during the first six months of 1998. As a result, an after-tax extraordinary charge of $2 million ($0.02 per share) was allocated to The Timber Company during the first quarter of 1998 based on the ratio of The Timber Company's debt to the Corporation's total debt.

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

The following table provides earnings and per share data for The Timber Company for 1999 and 1998.

                                                                 Three Months Ended                   Year to Date
                                                              ------------------------         -------------------------
(In millions, except                                          July 3,         June 30,         July 3,          June 30,
per share amounts)                                              1999            1998             1999             1998
                                                              -------          -------         -------          --------
Basic and diluted income available to
  shareholders (numerator):                                     $  99            $  38           $ 146           $   90
     Income before extraordinary item
     Extraordinary item, net of taxes                               -                -               -               (2)
                                                                -----            -----           -----           ------
     Net income                                                 $  99            $  38           $ 146           $   88
                                                                =====            =====           =====           ======
Shares (denominator):                                            84.6             92.3            85.5             92.3
   Average shares outstanding
Dilutive securities:                                              0.6              0.8             0.4              0.8
     Stock incentive and option plans
     Employee stock purchase plans                                0.1              0.1               -              0.1
                                                                -----            -----           -----           ------
   Total assuming conversion                                     85.3             93.2            85.9             93.2
                                                                =====            =====           =====           ======
Basic per share amounts:
     Income before extraordinary item                           $1.17            $0.41           $1.71           $ 0.97
     Extraordinary item, net of taxes                               -                -               -            (0.02)
                                                                -----            -----           -----           ------
     Net income                                                 $1.17            $0.41           $1.71           $ 0.95
                                                                -----            -----           -----           ------
Diluted per share amounts:
     Income before extraordinary item                           $1.16            $0.41           $1.70           $ 0.96
     Extraordinary item, net of taxes                               -                -               -            (0.02)
                                                                -----            -----           -----           ------
     Net income                                                 $1.16            $0.41           $1.70           $ 0.94
                                                                =====            =====           =====           ======

5. COMPREHENSIVE INCOME. The Timber Company's total comprehensive income was $99 million and $146 million, respectively, for the three months and six months ended July 3, 1999 and was $38 million and $88 million, respectively, for the three months and six months ended June 30, 1998. Other comprehensive income was insignificant for The Timber Company during each of the three and six months ended July 3, 1999 and June 30, 1998.

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

Georgia-Pacific Corporation--The Timber Company


                                                                 Three Months Ended               Three Months Ended
                                                                    July 3, 1999                    June 30, 1998
                                                            -----------------------------    ----------------------------
(In millions, except per share amounts)                     As Reported     Pro forma (a)    As Reported    Pro forma (a)
                                                            -----------     -------------    -----------    -------------
Net Sales                                                       $ 138           $ 134            $ 119          $ 143
Depreciation and cost of timber harvested                          11              10                7              9
Income before income taxes and
   extraordinary item                                             163             159               63             85
Net income                                                         99              97               38             51
Basic earnings per share                                         1.17            1.14             0.41           0.55
Diluted earnings per share                                       1.16            1.13             0.41           0.55
                                                                =====           =====            =====          =====



                                                                  Six Months Ended                 Six Months Ended
                                                                    July 3, 1999                    June 30, 1998
                                                            -----------------------------    ----------------------------
(In millions, except per share amounts)                     As Reported     Pro forma (a)    As Reported    Pro forma (a)
                                                            -----------     -------------    -----------    -------------
Net Sales                                                       $ 279           $ 273            $ 264          $ 288
Depreciation and cost of timber harvested                          22              21               21             23
Income before income taxes and
   extraordinary item                                             241             236              148            170
Net income                                                        146             143               88            101
Basic earnings per share                                         1.71            1.68             0.95           1.09
Diluted earnings per share                                       1.70            1.67             0.94           1.08
                                                                =====           =====            =====          =====


(a) Reported on a pro forma basis as if The Timber Company had recognized revenues and earnings on timber deed sales to Georgia-Pacific Group at the time of the contract, which is the accounting treatment utilized in the case of timber deeds sold to third parties.

SELECTED COMBINED SALES DATA (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                  Three Months Ended                  Year to Date
                                                                  -----------------                -----------------
                                                               July 3,         June 30,          July 3,        June 30,
                                                                1999             1998             1999            1998
                                                               -------          -------          -------         -------
VOLUME (in thousand tons)                                        1,667            1,055            3,651          2,870
Southern softwood sawtimber
Western softwood sawtimber                                         398              468              697            769
Softwood pulpwood                                                1,090              852            2,193          1,987
Hardwood sawtimber                                                 105               91              228            158
Hardwood pulpwood                                                  452              454              942            936
                                                                ------           ------           ------         ------
Total volume                                                     3,712            2,920            7,711          6,720
                                                                ======           ======           ======         ======
SELLING PRICES (per ton)
Southern softwood sawtimber                                     $   46           $   55           $   47         $   53
Western softwood sawtimber                                          85               73               79             72
Softwood pulpwood                                                   13               18               13             16
Hardwood sawtimber                                                  36               32               32             34
Hardwood pulpwood                                                    5               10                7             11
                                                                ------           ------           ------         ------
Weighted average price                                              35               39               35             39
                                                                ======           ======           ======         ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

The Timber Company reported net sales of approximately $138 and $119 million for the second quarter of 1999 and 1998, respectively. Net income for the 1999 second quarter was $99 million, or $1.16 diluted earnings per share, compared with $38 million, or $0.41 diluted earnings per share, in 1998. The 1999 results included a one-time, after-tax gain of $50 million ($0.59 diluted earnings per share) from the sale of company timberlands in Maine and New Brunswick.

Timber sales increased $16 million, from $114 million in the second quarter of 1998 to $130 million in the second quarter of 1999, primarily as a result of strong Southern sawtimber harvest volumes and an increase in Western sawtimber prices. Southern sawtimber harvest volumes increased 58 percent compared to the second quarter of 1998, which substantially offset the 16 percent decrease in price for the same period. Total second quarter harvest volumes were up due to a strong increase in demand for building products as well as recovering Asian markets, and were approximately 27 percent higher than the same period in 1998. In addition, softwood pulpwood volume increased 28 percent compared to second quarter 1998. Western sawtimber volumes decreased 15 percent compared to the second quarter of 1998, due in part to the wet weather in the Northwest. The decline in volume for Western sawtimber was fully offset by a 16% increase in price for the same period. Additionally, The Timber Company increased its total sales volume to third parties from 25 percent in the second quarter of 1998 to 31 percent in the second quarter of 1999.

Total 1999 harvest volumes are anticipated to remain comparable to 1998. Some harvest volumes are expected to shift from the third quarter of 1999 to the fourth quarter of 1999 in order to take advantage of expected better pricing in the fourth quarter. As a result of the land sales in the Northeast, The Timber Company expects hardwood pulpwood harvest volumes to be slightly lower for the year. Revenues from hunting permits are seasonal with the majority of the revenues recognized when received in the second and third quarters of each year.

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

The Timber Company expects Southern sawtimber prices to trend upward, though the prices will vary across the basins. In the south, seasonally wet weather may impact available harvestable timber supply which should translate into rising prices. Prices for pulpwood are stabalizing, but notable increases are not anticipated before the end of the year without significant wet weather conditions. The Timber Company expects pricing of Western sawtimber to continue to remain strong with some improvements expected as the log export markets continue to recover.

Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick of $84 million in the second quarter of 1999, earnings before interest and taxes increased $16 million from the same period a year ago to $96 million in the second quarter of 1999. The 20 percent increase resulted primarily from a mix of higher harvest volumes, improved sales to third parties and higher seasonal hunting permits income.

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

YEAR-TO-DATE SECOND QUARTER 1999 COMPARED WITH YEAR-TO-DATE SECOND QUARTER 1998

The Timber Company reported net sales of approximately $279 million and net income of $146 million, or $1.70 diluted earnings per share, for the six-month period ended July 3, 1999 compared to net sales of $264 million and net income of $88 million, or $0.94 cents diluted earnings per share, for the six-months ended June 30, 1998. The 1999 results included a one-time, after-tax gain of $50 million ($0.59 diluted earnings per share) from the sale of company timberlands in Maine and New Brunswick. The 1998 results included an extraordinary, after-tax loss of $2 million, or $0.02 diluted earnings per share, for the early retirement of debt.

Timber sales increased $14 million year-to-date, from $255 million as of June 30, 1998 to $269 million as of July 3, 1999, primarily as a result of strong Southern sawtimber harvest volumes and an increase in Western sawtimber prices. Southern sawtimber harvest volumes increased 27 percent compared to the first half of 1998, which substantially offset the decrease in price for the same period. Total harvest volumes were up 15 percent due to a continued increase in demand for building products as well as recovering Asian markets; however, full year 1999 volumes are expected to remain relatively constant with 1998 full year harvest levels. In addition, softwood pulpwood volume increased 10 percent compared to the first half of 1998. Western sawtimber volumes decreased 9 percent compared to the first six-months of 1998 due in part to the wet weather in the Northwest during the second quarter of 1999. The decline in volume for Western sawtimber was mostly offset by an increase in price for the same period. Additionally, The Timber Company increased its total sales volume to third parties from 28 percent in the first half of 1998 to 35 percent in the first half of 1999.

Southern sawtimber prices decreased 11 percent from record levels in 1998 due in part to the dry ground conditions in the south and a change in the operating policy between The Timber Company and The Georgia-Pacific Group. This operating policy change, which was effective July 1, 1998, impacted the prices for southern timber by adjusting them monthly, rather than quarterly. The decline in Southern sawtimber prices was offset by strong demand in the building products business. Softwood pulpwood prices were down 19 percent compared to the first half of 1998 due to a combination of dry weather, the change in the operating policy between The Timber Company and The Georgia-Pacific Group (as described above) and pulp mill curtailments and/or shutdowns. Though pulp and paper pricing is beginning to recover, prices and demand remain below last year levels. Increased harvest volumes helped to mitigate the impact of this softening in price. Hardwood pulpwood prices also continued to drop, as anticipated. Western sawtimber prices increased 10 percent year over year, primarily due to a significant increase in Douglas Fir prices in the second quarter of 1999 driven by recovering Asian markets. Also contributing was the continued increased demand in the building products business that was initially experienced towards the end of the first quarter 1999.

Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick of $84 million in the second quarter of 1999, earnings before interest and taxes increased $9 million to $192 million in the first six-months of 1999 compared with $183 million in the first six-months of 1998. Overall, 15 percent higher total harvest volumes helped to offset the year over year 10 percent decline in average sales price.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $82 million during the six-months ended July 3, 1999 compared with $126 million for the same period a year ago. The decrease is due in part to the cash received from the sale of a timber deed sold to The Georgia-Pacific Group in the second quarter of 1998 for approximately $23 million and to taxes paid on gains from the 1999 timberland sales.

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


Georgia-Pacific Corporation and Subsidiaries

(In millions)                                              1999              2000                2001              2002
                                                           ----              ----                ----              ----
Debt
Commercial paper and other short-term notes                   -                 -                   -                 -
   Average interest rates                                     -                 -                   -                 -
Notes and debentures                                      $   4                 -                   -             $ 300
   Average interest rates                                  25.4%                -                   -              10.0%
Revenue bonds                                             $   8             $  24               $   6             $  74
   Average interest rates                                   3.5%              4.3%                3.9%              2.5%
Other loans                                                   -             $  13                   -                 -
   Average interest rates                                     -               8.0%                  -                 -
Accounts receivable sale program                              -                 -                   -                 -
   Average interest rates                                     -                 -                   -                 -
Notional principal amount of interest rate                $ 100             $ 177                   -               131
 exchange agreements
   Average interest rate paid (fixed)                       6.6%              7.5%                  -               6.1%
   Average interest rate received (variable)                5.4%              5.1%                  -               6.1%
                                                           ----              ----                ----              ----

Georgia-Pacific Corporation and Subsidiaries


(In millions)                                          2003              Thereafter              Total       Fair value July 3, 1999
                                                       ----              ----------              -----       -----------------------
Debt
Commercial paper and other short-term notes                 -               $1,758                 $1,758                $1,758
   Average interest rates                                   -                  5.9%                   5.9%                  5.9%
Notes and debentures                                    $ 300               $2,900                 $3,504                $3,591
   Average interest rates                                 4.9%                 8.6%                   8.4%                  8.4%
Revenue bonds                                               -               $  532                 $  644                $  550
   Average interest rates                                   -                  5.2%                   4.8%                  4.8%
Other loans                                             $  14                    -                 $   27                $   27
   Average interest rates                                 5.7%                   -                    6.8%                  6.8%
Accounts receivable sale program                            -               $  947                 $  947                $  947
   Average interest rates                                   -                  5.3%                   5.3%                  5.3%
Notional principal amount of interest rate              $ 300                    -                 $  708                $   (6)
 exchange agreements
   Average interest rate paid (fixed)                     5.9%                   -                    6.3%                  6.3%
   Average interest rate received (variable)              5.1%                   -                    5.3%                  5.3%
                                                         ----                 ----                   ----                  ----

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

                          PART II - OTHER INFORMATION

                          ---------------------------
                          GEORGIA-PACIFIC CORPORATION
                                 JULY 3, 1999




Item 5    Other Events.



          1) The Corporation issued a press release discussing this Form 10-Q/A on September 13, 1999. The press release is filed herewith as Exhibit 99.1 and is incorporated herein by reference.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits



          Exhibit 99.1   Press Release issued by the Corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 13, 1999                       GEORGIA-PACIFIC CORPORATION
                                                (Registrant)


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

                          GEORGIA-PACIFIC CORPORATION
                          ---------------------------
                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                             ON FORM 10-Q FOR THE
                          QUARTER ENDED JULY 3, 1999


Number           Description
------           -----------

99.1             Press Release issued by the Corporation.



--------------------------------------------------------------------------------
(1) Filed by EDGAR