Form 10-Q
period 1999-10-02
GEORGIA PACIFIC CORP
filed 1999-11-09
CIK 41077

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              -------------------

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1999

                                      or

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

                               (404) 652 - 4000
                       (Telephone Number of Registrant)

                              -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
As of the close of business on November 4, 1999, Georgia-Pacific Corporation had 170,988,313 shares of Georgia-Pacific Group Common Stock outstanding and 82,476,033 shares of The Timber Company Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                                                         Three Months Ended            Nine Months Ended
                                                                      -------------------------    -------------------------
                                                                      October 2,      Sept. 30,    October 2,      Sept. 30,
(In millions, except per share amounts)                                   1999           1998         1999           1998
---------------------------------------                               ----------      ---------    ----------      ---------
Net sales                                                                $ 5,526        $ 3,398      $ 12,785        $ 9,928
                                                                      ----------      ---------    ----------      ---------
 Costs and expenses
     Cost of sales, excluding depreciation, amortization
       and cost of timber harvested
       shown below                                                         4,192          2,572         9,445          7,572
     Depreciation, amortization and cost of
       timber harvested                                                      260            261           735            752
     Selling and distribution                                                263            145           547            412
     General and administrative                                              230            165           582            478
     Interest                                                                133            113           350            338
     Other income                                                              -              -           (84)             -
                                                                      ----------      ---------    ----------      ---------
Total costs and expenses                                                   5,078          3,256        11,575          9,552
                                                                      ----------      ---------    ----------      ---------

Income before income taxes and
     extraordinary item                                                      448            142         1,210            376
Provision for income taxes                                                   169             62           474            160
                                                                      ----------      ---------    ----------      ---------
Income before extraordinary item                                             279             80           736            216
Extraordinary item, net of taxes,                                              -              -             -            (15)
                                                                      ----------      ---------    ----------      ---------
Net income                                                               $   279        $    80      $    736        $   201
                                                                      ==========      =========    ==========      =========
Georgia-Pacific Group
Income before extraordinary item                                         $   230        $    39      $    541        $    85
Extraordinary item, net of taxes                                               -              -             -            (13)
                                                                      ----------      ---------    ----------      ---------
Net income                                                               $   230        $    39      $    541        $    72
                                                                      ==========      =========    ==========      =========
Basic per common share:
  Income before extraordinary item                                       $  1.34        $  0.22      $   3.15        $  0.47
  Extraordinary item, net of taxes                                             -              -             -          (0.07)
                                                                      ----------      ---------    ----------      ---------
  Net income                                                             $  1.34        $  0.22      $   3.15        $  0.40
                                                                      ==========      =========    ==========      =========
Diluted per common share:
  Income before extraordinary item                                       $  1.31        $  0.22      $   3.07        $  0.46
  Extraordinary item, net of taxes                                             -              -             -          (0.07)
                                                                      ----------      ---------    ----------      ---------
  Net income                                                             $  1.31        $  0.22      $   3.07        $  0.39
                                                                      ==========      =========    ==========      =========
Average number of shares outstanding:
     Basic                                                                 171.4          180.5         171.9          181.5
     Diluted                                                               175.9          181.0         176.2          183.2
                                                                      ==========      =========    ==========      =========
The Timber Company
Income before extraordinary item                                         $    49        $    41      $    195        $   131
Extraordinary item, net of taxes                                               -              -             -             (2)
                                                                      ----------      ---------    ----------      ---------
Net income                                                               $    49        $    41      $    195        $   129
                                                                      ==========      =========    ==========      =========
Basic per common share:
  Income before extraordinary item                                       $  0.59        $  0.46      $   2.30        $  1.43
  Extraordinary item, net of taxes                                             -              -             -          (0.02)
                                                                      ----------      ---------    ----------      ---------
  Net income                                                             $  0.59        $  0.46      $   2.30        $  1.41
                                                                      ==========      =========    ==========      =========
Diluted per common share:
  Income before extraordinary item                                       $  0.59        $  0.46      $   2.29        $  1.42
  Extraordinary item, net of taxes                                             -              -             -          (0.02)
                                                                      ----------      ---------    ----------      ---------
  Net income                                                             $  0.59        $  0.46      $   2.29        $  1.40
                                                                      ==========      =========    ==========      =========

Average number of shares outstanding:
  Basic                                                                     82.8           89.6          84.6           91.4
  Diluted                                                                   83.4           89.9          85.1           92.0
                                                                      ==========      =========    ==========      =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries


                                                                                          Nine Months Ended
                                                                                          -----------------
(In millions)                                                              October 2, 1999               Sept. 30, 1998
-------------                                                              ---------------               --------------
Cash flows from operating activities
   Net income                                                              $      736                    $      201
   Adjustments to reconcile net income to
   Cash provided by operations:
    Depreciation                                                                  552                           561
    Cost of timber harvested                                                      134                           134
    Other income                                                                  (84)                            -
    Deferred income taxes                                                          (5)                           56
    Amortization of goodwill                                                       49                            45
    Amortization of debt issue costs                                                9                            12
    Stock compensation programs                                                    (1)                            8
    Gain on sales of assets                                                       (28)                           (4)
    Increase in receivables                                                      (401)                          (40)
    (Increase) decrease in inventories                                            (26)                           67
    Decrease (increase) in other working
      capital                                                                     109                           (40)
    Change in other assets and other
      long-term liabilities                                                       (13)                           33
                                                                           ----------                    ----------
Cash provided by operations                                                     1,031                         1,033
                                                                           ----------                    ----------
Cash flows from investing activities
     Property, plant and equipment
         investments                                                             (411)                         (389)
     Timber and timberland purchases                                             (143)                         (165)
     Acquisitions                                                                (897)                         (102)
     Proceeds from sales of assets                                                 95                            91
     Other                                                                         (1)                            2
                                                                           ----------                    ----------
Cash used for investing activities                                             (1,357)                         (563)
                                                                           ----------                    ----------
Cash flows from financing activities
     Repayments of long-term debt                                                (528)                         (798)
     Additions to long-term debt                                                   87                           511
     Fees paid to issue debt                                                      (30)                           (5)
     Increase in bank overdrafts                                                   78                             4
     Increase in commercial paper and
         other short-term notes                                                   298                           322
     Issuance of senior deferrable notes                                          863                             -
     Stock repurchases                                                           (370)                         (376)
     Proceeds from option plan exercises                                          115                             8
     Cash dividends paid                                                         (128)                         (137)
                                                                           ----------                    ----------
Cash provided by (used for) financing
   activities                                                                     385                          (471)
                                                                           ----------                    ----------
Increase (decrease) in cash                                                        59                            (1)
Balance at beginning of period                                                      5                             8
                                                                           ----------                    ----------
Balance at end of period                                                   $       64                    $        7
                                                                           ==========                    ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)

                                                               October 2,           December 31,
                                                                 1999                  1998
                                                              -----------           ------------
ASSETS
Current assets
   Cash                                                       $        64           $          5
   Receivables, less allowances of $26
    and $25, respectively                                           2,394                  1,233
   Inventories                                                      1,740                  1,280
   Deferred income tax assets                                          61                     61
   Other current assets                                               151                     66
                                                              -----------           ------------
Total current assets                                                4,410                  2,645
                                                              -----------           ------------
Timber and timberlands, net                                         1,229                  1,210
                                                              -----------           ------------
Property, plant and equipment
  Land, buildings, machinery and
    equipment, at cost                                             14,996                 14,453
  Accumulated depreciation                                         (8,648)                (8,204)
                                                              -----------           ------------
Property, plant and equipment, net                                  6,348                  6,249
                                                              -----------           ------------
Goodwill, net                                                       2,430                  1,677
                                                              -----------           ------------
Other assets                                                        1,052                    919
                                                              -----------           ------------
Total assets                                                  $    15,469           $     12,700
                                                              ===========           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Bank overdrafts, net                                                            $      273           $      195
 Commercial paper and other short-term notes                                          1,708                1,209
 Current portion of long-term debt                                                       37                   22
 Accounts payable                                                                       970                  556
 Accrued compensation                                                                   305                  247
 Other current liabilities                                                              660                  419
                                                                                 ----------           ----------
Total current liabilities                                                             3,953                2,648
                                                                                 ----------           ----------
Long-term debt, excluding current portion                                             4,147                4,125
                                                                                 ----------           ----------
Senior deferrable notes                                                                 863                    -
                                                                                 ----------           ----------
Other long-term liabilities                                                           1,729                1,572
                                                                                 ----------           ----------
Deferred income tax liabilities                                                       1,272                1,231
                                                                                 ----------           ----------

Commitments and contingencies

Shareholders' equity
   Common stock                                                                         153                  150
     Georgia-Pacific Group, par value $.80; 400,000,000
       shares authorized; 190,725,000 and 186,564,000
       shares issued
     The Timber Company, par value $.80; 250,000,000 shares authorized;
       93,294,000 and 92,785,000 shares issued
   Treasury stock, at cost                                                             (863)                (492)
       19,493,000 and 13,525,000 shares of Georgia-Pacific
       Group common stock and 10,751,000 and 5,704,000
       shares of The Timber Company common stock
   Additional paid-in capital                                                         1,468                1,331
   Retained earnings                                                                  2,786                2,178
   Accumulated other comprehensive income                                               (39)                 (43)
                                                                                 ----------           ----------
Total shareholders' equity                                                            3,505                3,124
                                                                                 ----------           ----------
Total liabilities and shareholders' equity                                       $   15,469           $   12,700
                                                                                 ==========           ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                                          Three Months Ended             Nine Months Ended
                                                                       ------------------------      -------------------------
                                                                       October 2,     Sept. 30,      October 2,      Sept. 30,
                                                                         1999           1998           1999            1998
(In millions)                                                            ----           ----           ----            ----
Net income                                                             $  279         $   80         $  736          $  201
 Other comprehensive income (loss) before tax:
 Foreign currency translation adjustments                                  (3)           (13)             7             (19)
 Income tax (expense) benefit related to
   items of other comprehensive income                                      1              5             (3)              7
                                                                       ------         ------         ------          ------
Comprehensive income                                                   $  277         $   72         $  740          $  189
                                                                       ======         ======         ======          ======

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

     On or about April 22, 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of one less day and two additional days on the three months and nine months ended October 2, 1999, respectively, was not material. There will be no transition period on which to report.

2. OTHER INCOME. During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pre-tax gain of $84 million ($50 million after tax).

3. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first nine months of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $15 million, of which $14 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

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

     The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 1999 and 1998.

                                                                          Three Months Ended             Nine Months Ended
                                                                          ------------------             -----------------
(In millions, except                                                  October 2,      Sept. 30,      October 2,      Sept. 30,
per share amounts)                                                       1999           1998            1999           1998
                                                                         ----           ----            ----           ----
                                                                                      Georgia-Pacific Group
                                                                                      ---------------------
Basic and diluted income available to Shareholders (numerator):
     Income before extraordinary item                                $    230         $   39         $   541         $   85
     Extraordinary item, net of taxes                                       -              -               -            (13)

                                                                     --------         ------         -------         ------
     Net income                                                      $    230         $   39         $   541         $   72
                                                                     ========         ======         =======         ======
Shares (denominator):
   Average shares outstanding                                           171.4          180.5           171.9          181.5
     Dilutive securities:
     Stock incentive and option plans                                     4.0            0.5             3.8            1.6
     Employee stock purchase plans                                        0.5              -             0.5            0.1
                                                                     --------         ------         -------         ------
   Total assuming conversion                                            175.9          181.0           176.2          183.2
                                                                     ========         ======         =======         ======
Basic per share amounts:
     Income before extraordinary item                                $   1.34         $ 0.22         $  3.15         $ 0.47
     Extraordinary item, net of taxes                                       -              -               -          (0.07)
                                                                     --------         ------         -------         ------
     Net income                                                      $   1.34         $ 0.22         $  3.15         $ 0.40
                                                                     ========         ======         =======         ======
Diluted per share amounts:
     Income before extraordinary item                                $   1.31         $ 0.22         $  3.07         $ 0.46
     Extraordinary item, net of taxes                                       -              -               -          (0.07)
                                                                     --------         ------         -------         ------
     Net income                                                      $   1.31         $ 0.22         $  3.07         $ 0.39
                                                                     ========         ======         =======         ======

                                                                          Three Months Ended             Nine Months Ended
                                                                      -------------------------      -------------------------
(In millions, except                                                  October 2,      Sept. 30,      October 2,      Sept. 30,
per share amounts)                                                       1999           1998            1999           1998
                                                                         ----           ----            ----           ----
                                                                                       The Timber Company
                                                                                       ------------------
Basic and diluted income available to
 Shareholders (numerator):
     Income before extraordinary item                                 $    49        $    41        $    195        $   131
     Extraordinary item, net of taxes                                       -              -               -             (2)
                                                                      -------        -------        --------        -------
     Net income                                                       $    49        $    41        $    195        $   129
                                                                      =======        =======        ========        =======
Shares (denominator):
   Average shares outstanding                                            82.8           89.6            84.6           91.4
     Dilutive securities:
     Stock incentive and option plans                                     0.5            0.3             0.4            0.6
     Employee stock purchase plans                                        0.1              -             0.1              -
                                                                      -------        -------        --------        -------
   Total assuming conversion                                             83.4           89.9            85.1           92.0
                                                                      =======        =======        ========        =======
Basic per share amounts:
     Income before extraordinary item                                 $  0.59        $  0.46        $   2.30        $  1.43
     Extraordinary item, net of taxes                                       -              -               -          (0.02)
                                                                      -------        -------        --------        -------
     Net income                                                       $  0.59        $  0.46        $   2.30        $  1.41
                                                                      =======        =======        ========        =======
Diluted per share amounts:
     Income before extraordinary item                                 $  0.59        $  0.46        $   2.29        $  1.42
     Extraordinary item, net of taxes                                       -              -               -          (0.02)
                                                                      -------        -------        --------        -------
     Net income                                                       $  0.59        $  0.46        $   2.29        $  1.40
                                                                      =======        =======        ========        =======

5. SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in any period.

                                             Nine Months Ended
                                         -------------------------
(In millions)                            October 2,      Sept. 30,
                                            1999           1998
                                            ----           ----
Total interest costs                     $   354         $  342
Interest capitalized                          (4)            (4)
                                         -------         ------
Interest Expense                         $   350         $  338
                                         =======         ======
Interest paid                            $   305         $  324
                                         =======         ======
Income taxes paid, net                   $   434         $   49
                                         =======         ======
Debt assumed in acquisition              $   669         $   58
                                         =======         ======

6. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)                           October 2,       December 31,
                                          1999              1998
                                        ----------       ------------
Raw materials                           $      389       $        418
Finished goods                               1,242                760
Supplies                                       319                311
LIFO reserve                                  (210)              (209)
                                        ----------       ------------
Total inventories                       $    1,740       $      1,280
                                        ==========       ============

7. ACQUISITIONS. At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., conducted a tender offer for all of the outstanding shares of common stock of Unisource Worldwide, Inc. ("Unisource"), the largest independent marketer and distributor of printing and imaging paper and supplies in North America. Pursuant thereto, the Corporation acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters rights. The Corporation is purchasing the remaining outstanding shares of Unisource as they are delivered to the exchange agent for cancellation. Through October 2, 1999, the Corporation paid approximately $828 million for shares of Unisource.

     Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of October 2, 1999, and is subject to change pending finalization of studies of fair value and the finalization of management's plans. The Corporation has begun to assess and formulate plans to restructure existing Unisource activities, including the consolidation of certain distribution centers, closure of the Unisource headquarters facility, termination of redundant headcount and the relocation of certain administrative functions. In connection with the acquisition of Unisource, the Corporation assumed liabilities totaling approximately $84 million for employee termination and relocation costs, and $15 million for facility closure costs. The Corporation has not yet completed its evaluation of Unisource activities; accordingly, finalization of the Corporation's plans may result in additional liabilities for termination, relocation or facility closure costs that could increase the amount of liabilities assumed in the acquisition. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and will be amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

     (In millions)
     ---------------
     Current assets                        $ 1,061
     Property, plant and equipment             225
     Other non current assets                   16
     Goodwill                                  767
     Liabilities                            (1,241)
                                           -------
     Net cash paid for Unisource           $   828
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

                                                              Nine Months Ended
                                                          -------------------------
                                                          October 2,      Sept. 30,
(In millions, except per share amount)                       1999           1998
-------------------------------------                        ----           ----

Net sales                                                 $  17,505       $  15,175
Income before extraordinary items                         $     821       $     285
Net income                                                $     821       $     270
Georgia-Pacific Group data:
Income before extraordinary items                         $     626       $     154
Net income                                                $     626       $     141
Basic income before extraordinary items
    per share                                             $    3.64       $    0.85
Diluted income before extraordinary items
    per share                                             $    3.55       $    0.84
Basic earnings per share                                  $    3.64       $    0.78
Diluted earnings per share                                $    3.55       $    0.77

     The Timber Company's results of operations are not impacted by the Unisource transaction.

     The 1998 pro forma financial data includes non-recurring restructuring and asset write-down charges of $202 million ($155 million after tax) taken by Unisource in the first nine months of 1998.

     In addition, during the first nine months of 1999, the Corporation completed the acquisition of a packaging plant, four treated lumber facilities and a chemical business for a total consideration of approximately $69 million in cash. The results of operations of the packaging plant and treated lumber facilities were consolidated with those of the Corporation beginning in the second quarter of 1999. The operating results of the chemical business were consolidated with those of the Corporation beginning in the third quarter of 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

     Effective October 3, 1999, the Corporation and Chesapeake Corp. ("Chesapeake") completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Corporation contributed substantially all of the assets of its commercial tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95 percent of the equity in joint venture. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, for which it received a 5 percent equity interest in the joint venture and an initial cash distribution of approximately $755 million. The results of the Wisconsin Tissue operations will be consolidated with those of the Corporation beginning on October 3, 1999.

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

8. DEBT. In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2000 and the Canadian agreement expires in May 2004. At October 2, 1999, approximately $947 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold.

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

     On July 22, 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of October 2, 1999, $1,239 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of October 2, 1999, the leverage ratio was 2.3 to 1.0.

     During the second quarter of 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, which notes will be converted into $862.5 million of equity (Georgia-Pacific Group common stock) upon exercise of the purchase contract) (see Note 9). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource.

     In connection with the formation of Georgia-Pacific Tissue (see Note 7), Georgia-Pacific Tissue financed the $755 million initial distribution to Chesapeake with short-term borrowings from a bank syndicate in October 1999. In the fourth quarter of 1999, the Corporation expects to sell debt under the shelf registration statement filed with the Securities and Exchange Commission and loan or contribute the proceeds through the use of one or more subsidiaries to Georgia-Pacific Tissue in order for Georgia-Pacific Tissue to retire such syndicated bank debt. This short-term financing temporarily increased the Corporation's total debt above the $6.8 billion target debt level for repurchasing stock. The Corporation expects to be able to repurchase stock again in the fourth quarter once the debt level falls below the target.

9. SENIOR DEFERRABLE NOTES. On July 7, 1999, the Corporation issued 17,250,000 of 7.5% Premium Equity Participating Security Units ("PEPS Units") for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as Senior deferrable notes on the consolidated balance sheets and will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

10. STOCK SPLIT. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76 million of stockholders' equity was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

11. SHARE REPURCHASES. During the first nine months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,994,000 shares of Georgia-Pacific Group common stock at an aggregate price of $247 million ($41.22 average per share). Of these repurchased shares, approximately 5,969,000 shares were held as treasury and 25,000 shares were purchased during the first nine months of 1999 and settled after October 2, 1999. During the first nine months of 1999, The Timber Company purchased on the open market approximately 5,047,000 shares of The Timber Company common stock, all of which were held as treasury stock at October 2, 1999, at an aggregate price of $124 million ($24.48 average per share).

     During the first nine months of 1998, the Georgia-Pacific Group purchased in private transactions and on the open market approximately 4,794,000 shares of Georgia-Pacific Group common stock at an aggregate price of $277 million ($57.78 average per share). Of these repurchased shares, approximately 3,586,000 shares were held as treasury, 284,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998, and 924,000 shares were cancelled. In addition, during the first nine months of 1998, The Timber Company purchased on the open market 4,860,000 shares of The Timber Company common stock at an aggregate price of $105 million ($21.60 average per share). Of these repurchased shares, approximately 4,829,000 shares were held as treasury and 31,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998.

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

     The Corporation is involved in environmental remediation activities at approximately 184 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 49 percent are being investigated, approximately 27 percent are being remediated and approximately 24 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 77,000 such plaintiffs as of November 3, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation. The Settlement Agreement states that the Attorney General is dismissing its claims in the public interest and consistent with its responsibilities. The Agreement also provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price fixing conspiracy. In addition, the Corporation agreed to donate certain real property to the State of Florida, Board of Trustees of the Internal Improvement Trust. The value of this real property is not material to the results of operations or financial position of the Corporation.

     In addition, as part of the formation of the joint venture with Chesapeake described in Note 7, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these cases. The Corporation and Wisconsin Tissue have denied that they have engaged in any of the illegal conduct alleged in these cases and intend to defend themselves vigorously.

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

13. SUBSEQUENT EVENT. On November 1, 1999, the Corporation signed a definitive agreement to sell approximately 194,000 acres of its redwood and Douglas fir timberlands in northern California for a purchase price of approximately $397 million. The sale is expected to close by the end of the year, subject to the buyer obtaining required financing and approval by the Corporation's board of directors.

14. OPERATING SEGMENT INFORMATION. The Corporation has six reportable operating segments: building products, building products distribution, timber, containerboard and packaging, pulp and paper, and paper distribution. The following represents selected operating data for each reportable segment for the three and nine months ended October 2, 1999 and September 30, 1998.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                    Three Months Ended        Three Months Ended
(In millions)                                        October 2, 1999             Sept. 30, 1998
                                                    ------------------        ------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                                   $  1,015        18%       $   866         25%
Building products distribution                         1,346        24          1,113         33
Timber                                                    49         1             38          1
Containerboard and packaging                             612        11            530         16
Pulp and paper                                           809        15            858         25
Paper distribution                                     1,698        31              -          -
Other                                                     (3)        -             (7)         -
                                                    --------    ------        -------     ------
Total net sales to
  unaffiliated customers                            $  5,526       100%       $ 3,398        100%
                                                    ========    ======        =======     ======
INTERSEGMENT SALES
Building products                                   $    591                  $   617
Building products distribution                             5                        2
Timber                                                    90                      105
Containerboard and packaging                              15                       15
Pulp and paper                                           122                        8
Paper distribution                                         2                        -
Other*                                                  (825)                    (747)
                                                    --------                  -------
Total intersegment sales                            $      -                  $     -
                                                    ========                  =======

TOTAL NET SALES
Building products                                   $  1,606        29%       $ 1,483         44%
Building products distribution                         1,351        24          1,115         33
Timber                                                   139         3            143          4
Containerboard and packaging                             627        11            545         16
Pulp and paper                                           931        17            866         25
Paper distribution                                     1,700        31              -          -
Other*                                                  (828)      (15)          (754)       (22)
                                                    --------    ------        -------     ------
Total net sales                                     $  5,526       100%       $ 3,398        100%
                                                    ========    ======        =======     ======

OPERATING PROFITS
Building products                                   $    333        57%       $   185         72%
Building products distribution                             4         1             17          7
Timber                                                    95        17             84         33
Containerboard and packaging                              88        15             33         13
Pulp and paper                                            81        14             18          7
Paper distribution                                        43         7              -          -
Other                                                    (63)      (11)           (82)       (32)
                                                    --------    ------        -------     ------
Total operating profits                                  581       100%           255        100%
                                                                ======                    ======
Interest expense                                        (133)                    (113)
Provision for income taxes                              (169)                     (62)
                                                    --------                  -------
Net income                                          $    279                  $    80
                                                    ========                  =======

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

                                                                          Nine Months Ended                Nine Months Ended
(In millions)                                                              October 2, 1999                  Sept. 30, 1998
                                                                       -----------------------          ----------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                                                        $ 2,953             23%        $ 2,451             25%
Building products distribution                                             3,761             30           3,208             32
Timber                                                                       153              1              99              1
Containerboard and packaging                                               1,708             13           1,515             15
Pulp and paper                                                             2,522             20           2,664             27
Paper distribution                                                         1,698             13               -              -
Other                                                                        (10)             -              (9)             -
                                                                        --------       --------         -------       --------
Total net sales to unaffiliated customers                               $ 12,785            100%        $ 9,928            100%
                                                                        ========       ========         =======       ========
INTERSEGMENT SALES
Building products                                                       $  1,765                        $ 1,848
Building products distribution                                                 9                              6
Timber                                                                       265                            308
Containerboard and packaging                                                  44                             45
Pulp and paper                                                               135                             24
Paper distribution                                                             2                              -
Other*                                                                    (2,220)                        (2,231)

                                                                        --------                        -------
Total intersegment sales                                                $      -                        $     -
                                                                        ========                        =======
TOTAL NET SALES
Building products                                                       $  4,718             37%        $ 4,299             43%
Building products distribution                                             3,770             29           3,214             32
Timber                                                                       418              3             407              4
Containerboard and packaging                                               1,752             14           1,560             16
Pulp and paper                                                             2,657             21           2,688             27
Paper distribution                                                         1,700             13               -              -
Other*                                                                    (2,230)           (17)         (2,240)           (22)
                                                                        --------       --------         -------       --------
Total net sales                                                         $ 12,785            100%        $ 9,928            100%
                                                                        ========       ========         =======       ========
OPERATING PROFITS
Building products                                                       $    945             60%        $   408             57%
Building products distribution                                                57              4               -              -
Timber                                                                       371             24             267             37
Containerboard and packaging                                                 209             13              97             14
Pulp and paper                                                               134              9             143             20
Paper distribution                                                            43              3               -              -
Other                                                                       (199)           (13)           (201)           (28)
                                                                        --------       --------         -------       --------
Total operating profits                                                    1,560            100%            714            100%
                                                                                       ========                       ========
Interest expense                                                            (350)                          (338)
Provision for income taxes                                                  (474)                          (160)
Extraordinary item, net of taxes                                               -                            (15)
                                                                        --------                        -------
Net income                                                              $    736                        $   201
                                                                        ========                        =======

*Includes elimination of intersegment sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

The Corporation reported net sales of approximately $5.5 billion for the third quarter of 1999 and $3.4 billion for the third quarter of 1998. Included in 1999 are $1.7 billion of net sales from the recently acquired Unisource operations. Net income for the 1999 third quarter was $279 million compared with $80 million in 1998.

The remaining discussion refers to the "Combined Selected Operating Segment Data" table (included in Note 14 to the Consolidated Financial Statements).

The Corporation's building products segment reported net sales of $1.6 billion for the third quarter of 1999 compared with $1.5 billion in 1998. Operating profits were $333 million in 1999 compared with $185 million in 1998. Return on sales was 21 percent and 12 percent for the three months ended October 2, 1999 and September 30, 1998, respectively. The higher quarter-over-quarter profits resulted principally from increases in average selling prices for most of this segment's products. Lumber selling prices were up 15 percent from the prior year's quarter; gypsum selling prices increased 25 percent; plywood selling prices increased 23 percent; and oriented strand board selling prices increased 11 percent. The year-over-year improvement in selling prices was primarily a result of continued strength in home building activity driven by a strong U.S. economy. Selling prices for plywood, oriented strand board and lumber peaked in July of 1999 and declined sharply during the last two months of the third quarter. The Corporation expects selling prices for plywood, oriented strand board and lumber to continue to decline through the remainder of the year, while selling prices for gypsum are expected to remain strong through the fourth quarter of 1999.

The Corporation's building products distribution segment reported net sales of $1.4 billion for the third quarter of 1999 compared with $1.1 billion in 1998. Operating profits for the distribution segment were $4 million in the third quarter of 1999 compared with $17 million in the third quarter of 1998. The 1998 results included one-time gains, principally on sales of assets related to a restructuring plan, of approximately $6 million. The decrease in the distribution segment operating profits in 1999 reflects lower margins related primarily to the sale of lumber, structural panels and oriented strand board inventories at prices below the segment's cost.

The timber segment reported net sales of approximately $139 million and $143 million for the third quarter of 1999 and 1998, respectively. Operating income increased $11 million to $95 million in the third quarter of 1999, compared with $84 million in the third quarter of 1998. The 1998 third quarter results included a $1.4 million write-off for the loss of pre-merchantable timber destroyed by forest fires in Florida in June 1998. In addition, the pre-tax impact from reduced selling prices for timber salvaged from these fires is estimated to be approximately $5 million in the third quarter of 1998. Strong Western sawtimber prices in 1999 offset lower prices for Southern sawtimber, while total third quarter 1999 harvest volumes were almost identical to the third quarter of 1998. Total 1999 harvest volumes are anticipated to remain comparable to 1998. As a result, harvest volumes will decrease in the fourth quarter of 1999 compared to the third quarter of 1998.

The Corporation's containerboard and packaging segment reported net sales of $627 million and operating profits of $88 million in the third quarter of 1999, compared with net sales of $545 million and operating profits of $33 million in the third quarter of 1998. Return on sales was 14 percent and 6 percent in the third quarter of 1999 and 1998, respectively. The improvement in earnings was attributable to higher selling prices and volume, offset somewhat by higher secondary fiber costs. Containerboard and packaging selling prices increased steadily over the quarter, ending the quarter at higher levels than a year ago. The Corporation expects continued selling price improvement in the containerboard and packaging segment through the remainder of 1999.

The Corporation's pulp and paper segment reported net sales of $931 million and operating profits of $81 million in the 1999 third quarter. For the same period in 1998, the segment reported net sales of $866 million and operating profits of $18 million. Return on sales was 9 percent and 2 percent in the third quarter of 1999 and 1998, respectively. During the third quarter of 1998, the Corporation closed its hardwood pulp operations at its Port Hudson, Louisiana and Ashdown, Arkansas facilities, resulting in a one-time, before tax charge of $15 million. Excluding this one-time charge, return on sales in the third quarter of 1998 was 4 percent. Compared with a year ago, the Corporation has maintained lower levels of inventory in 1999 for most pulp and paper products. Selling prices and demand for pulp steadily increased during the third quarter of 1999 and ended the period at levels higher than the prior year. Despite higher sales volume, operating results for the tissue business were lower than in the 1998 third quarter due primarily to lower selling prices. Communication papers 1999 operating results were higher than the third quarter of 1998, due principally to higher demand. Although steadily improving during the third quarter of 1999, average selling prices for communication papers were consistent with the third quarter 1998. Average communication papers selling prices for the third quarter of 1999 were above those of the 1999 second quarter. The Corporation expects continued pricing improvements for products in this segment through the remainder of the year.

The Corporation's paper distribution segment reported net sales of $1.7 billion and operating profits of $43 million for the third quarter of 1999, which represent the operating results of Unisource since its acquisition by the Corporation at the end of the second quarter of 1999. Unisource sells and distributes high quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as corporate and retail copy centers, in-plant print facilities, government institutions and other paper-intensive businesses. Unisource also sells and distributes a broad range of packaging and maintenance supplies, equipment and services, principally to manufacturers, food processors and retail and other institutional customers. Products distributed include disposable paper and plastic products; maintenance supplies and equipment such as towels, tissues, can liners and sanitation chemicals; packaging supplies and equipment such as carton erectors, baggers and filers as well as films, shrinkwrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and food service supplies such as films and food wraps, food containers and disposable apparel for food serviced workers. Operating results for the paper distribution segment have historically been seasonal, with the strongest operating results occurring in the third quarter.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $19 million to a loss of $63 million in 1999 from a loss of $82 million in the 1998 third quarter. This decrease is primarily the result of income from insurance proceeds recorded in the 1999 third quarter and the write-off of goodwill in the third quarter of 1998 related to the closure of the hardwood pulp operations at the Ashdown, Arkansas facilities.

Interest expense increased $20 million to $133 million in the third quarter of 1999 compared with $113 million in the third quarter of 1998, principally as a result of higher debt levels and the issuance of the senior deferrable notes.

The effective income tax rate was 38 percent and 44 percent for the three months ended October 2, 1999 and September 30, 1998, respectively. The effective tax rate in 1999 and 1998 was higher than the statutory tax rate primarily because of nondeductible goodwill amortization expense. The reduction in the 1999 effective tax rate resulted principally from higher pre-tax income and an increased utilization of foreign sales corporation tax benefits.

YEAR-TO-DATE THIRD QUARTER 1999 COMPARED WITH YEAR-TO-DATE THIRD QUARTER 1998

The Corporation reported net sales of $12.8 billion, including $1.7 billion of net sales from the recently acquired Unisource operations, and net income of $736 million for the nine months ended October 2, 1999. The Corporation reported net sales of $9.9 billion and net income of $201 million for the nine months ended September 30, 1998. The 1998 results included an extraordinary, after-tax loss of $15 million for the early retirement of debt.

The remaining discussion refers to the "Combined Selected Operating Segment Data" table (included in Note 14 to the Consolidated Financial Statements).

The Corporation's building products segment reported net sales of $4.7 billion and operating profits of $945 million for the nine months ended October 2, 1999, compared with net sales of $4.3 billion and operating profits of $408 million in 1998. Return on sales increased to 20 percent in 1999 from 9 percent a year ago, resulting primarily from higher selling prices. Average selling prices for plywood, oriented strand board, lumber and gypsum increased by 24 percent, 28 percent, 7 percent, and 20 percent, respectively, in the first nine months of 1999. Selling prices for plywood, oriented strand board and lumber peaked in July of 1999 and sharply declined during the last two months of the third quarter. The Corporation expects selling prices for plywood, oriented strand board and lumber to continue to decline through the remainder of the year, while selling prices for gypsum are expected to remain strong through the fourth quarter of 1999.

The building products distribution division reported net sales of $3.8 billion and operating profits of $57 million for the nine months ended October 2, 1999, compared with net sales of $3.2 billion and break even operating profits in 1998. The 1998 results included one-time gains, principally on sales of assets related to the restructuring plan, of approximately $19 million. The increase in profitability is due primarily to higher margins in commodity and specialty products and lower operating cost.

The Corporation's timber segment reported net sales of approximately $418 million and operating profits of $371 million for the nine-month period ended October 2, 1999 compared to net sales of $407 million and operating profits of $267 million for the nine months ended September 30, 1998. The 1999 results included a one-time, pre-tax gain of $84 million from the sale of company timberlands in Maine and New Brunswick. Excluding the gain on the sale of timberlands in Maine and New Brunswick, operating profits increased $20 million to $287 million in the first nine months of 1999 compared to the same period of 1998. The 7 percent increase resulted primarily from an increase in gains on miscellaneous land sales of $12 million over the 1998 third quarter, and from the negative impact on 1998 results of the forest fires in Florida. Overall, 9 percent higher total harvest volumes helped to offset the year over year 8 percent decline in average sales price.

The Corporation's containerboard and packaging segment reported net sales of $1.8 billion and operating profits of $209 million in the first nine months of 1999 compared with net sales of $1.6 billion and operating profits of $97 million in the same 1998 period. Return on sales increased to 12 percent from 6 percent in 1998. Although year-to-date average prices are comparable to year ago levels, pricing has increased throughout 1999 and, during the third quarter of 1999, was above year ago levels. Cost decreases in wood and energy as well as higher sales volume contributed to the increased profit margins. The Corporation expects continued price improvement in the containerboard and packaging segment through the remainder of 1999.

The Corporation's pulp and paper segment reported net sales of $2.7 billion and operating profits of $134 million for the nine-month period ended October 2, 1999, compared with net sales of $2.7 billion and operating profits of $143 million in 1998. Return on sales were 5 percent for the first nine months of both 1999 and 1998. Excluding the one-time, $15 million charge in the third quarter of 1998 for closure of two hardwood market pulp operations, return on sales in 1998 was 6 percent. The decline in profitability was principally due to a decrease in average prices for most of the Corporation's pulp and paper products. Average selling prices in the first nine months of 1999 for pulp, communication papers and tissue were approximately 2 percent, 8 percent and 4 percent, respectively, below selling prices in the same 1998 period. Prices for most of the Corporation's pulp and communication paper products have increased steadily throughout the first nine months of 1999 and the Corporation anticipates this upward trend to continue through the remainder of 1999. During the first nine months of 1999, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp production by 242,000 tons and communication papers production by 14,000 tons. In the same 1998 period, the Corporation incurred market-related downtime at its pulp and paper mills and reduced pulp and communication papers production by 167,000 tons and 53,000 tons, respectively.

The Corporation's paper distribution segment reported net sales of $1.7 billion and operating profits of $43 million for the third quarter of 1999, which represent the operating results of Unisource since its acquisition by the Corporation at the end of the second quarter of 1999. Operating results for the paper distribution segment have historically been seasonal, with the strongest operating results occurring in the third quarter.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $2 million to a loss of $199 million in the first nine months of 1999 from a loss of $201 million in the first nine months of 1998.

Interest expense increased $12 million to $350 million in the nine months of 1999, compared with $338 million in the first nine months of 1998, principally as a result of higher debt levels and the issuance of the senior deferrable notes, slightly offset by a decrease in average interest rates.

The effective income tax rate for the first nine months of 1999 and 1998 was 39 percent and 43 percent for the three months ended October 2, 1999 and September 30, 1998, respectively. The effective tax rate in 1999 and 1998 was higher than the statutory tax rate primarily because of nondeductible goodwill amortization expense. The reduction in the 1999 effective tax rate resulted principally from higher pre-tax income and an increased utilization of foreign sales corporation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $1.0 billion during the first nine months of both 1999 and 1998. Strong demand and improved prices for several building products items were offset by higher working capital levels related principally to accounts receivable associated with the increase in net sales.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended October 2, 1999 were $411 million, which included $159 million in the building products segment, $8 million in the building products distribution segment, $1 million in the timber segment, $50 million in the containerboard and packaging segment, $159 million in the pulp and paper segment, $7 million in the paper distribution segment, and $27 million of other and corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $143 million in the first nine months of 1999 compared with $165 million in 1998.

At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., conducted a tender offer for all of the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. Pursuant thereto, the Corporation acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters rights. The Corporation is purchasing the remaining outstanding shares of Unisource as they are delivered to the exchange agent. Through October 2, 1999, the Corporation paid approximately $828 million for shares of Unisource. Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999.

During the first nine months of 1999, the Corporation also completed the acquisition of a packaging plant, four treated lumber facilities and a chemical business for a total consideration of approximately $69 million in cash.

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

During the first nine months of 1999, the Corporation received $95 million of proceeds from the sale of assets, compared with $91 million in the same period of 1998. During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pre-tax gain of $84 million ($50 million after tax). The 1998 proceeds were principally from sales of real estate development properties located in South Carolina and Florida.

Effective October 3, 1999, the Corporation and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Corporation contributed substantially all of the assets of its commercial tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95 percent of the equity in joint venture. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, for which it received a 5 percent equity interest in the joint venture and an initial cash distribution of approximately $755 million.

On November 1, 1999, the Corporation signed a definitive agreement to sell approximately 194,000 acres of its redwood and Douglas fir timberlands in northern California for a purchase price of approximately $397 million. The sale is expected to close by the end of the year, subject to the buyer obtaining required financing and approval by the Corporation's board of directors. In conjunction with the sale, the Corporation expects to receive notes receivable from the purchaser for the purchase price. The Corporation expects these notes receivable to be fully secured by a stand by letter of credit with an unaffiliated third party. Additionally, the Corporation expects to monetize these notes through the issuance of notes payable in a private placement during the first half of 2000. The Corporation expects to use the proceeds of the monetization to repay debt. The estimated annual harvest from these California timberlands for 1999 is approximately 83 million board feet of softwood sawtimber. The estimated annual operating profit and capital expenditures for 1999 related to these timberlands is $30 million and $1 million, respectively. The Fort Bragg sawmill has a wood supply agreement with The Timber Company through 2000 that was transferred as part of the sale agreement.

In 1999, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt, excluding senior deferrable notes, increased by $614 million to $6,165 million at October 2, 1999 from $5,551 million at December 31, 1998. At October 2, 1999 and December 31, 1998, $5,198 million and $4,568 million, respectively, of such total debt was Georgia-Pacific Group's debt and $967 million and $983 million, respectively, was The Timber Company's debt.

In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2000 and the Canadian agreement expires in May 2004. At October 2, 1999, approximately $947 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold.

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

On July 22, 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of October 2, 1999, $1,239 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of October 2, 1999, the leverage ratio was 2.3 to 1.0.

On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as Senior deferrable notes on the consolidated balance sheets and will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

During the first nine months of 1999, approximately $79 million of fixed and floating rate industrial revenue bonds were replaced, of which $66 million were refunded by fixed rate instruments and $13 million were refunded by variable rate instruments.

In connection with the acquisition of Unisource, the Corporation retained former Unisource industrial revenue bonds in the amount of $9 million and capital leases in the amount of $12 million. These amounts are included in the Corporation's total debt.

As of October 2, 1999, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, which notes will be converted into $862.5 million of equity (Georgia-Pacific Group common stock) upon exercise of the purchase contracts. The $862.5 million of cash (less expenses) raised in the sale of the PEPS Units was used to pay for the acquisition of Unisource. Proceeds from the issuance of securities under this registration statement will be used for general corporate purposes, including the reduction of short-term debt, acquisitions, investments in, or extension of credit to, the Corporation's subsidiaries and the acquisition of real property.

In connection with the formation of Georgia-Pacific Tissue, Georgia-Pacific Tissue financed the $755 million initial distribution to Chesapeake with short-term borrowings from a bank syndicate in October 1999. In the fourth quarter of 1999, the Corporation expects to sell debt under the shelf registration statement filed with the Securities and Exchange Commission and loan or contribute the proceeds through the use of one or more subsidiaries to Georgia-Pacific Tissue in order for Georgia-Pacific Tissue to retire such syndicated bank debt. This short-term financing temporarily increased the Corporation's total debt above the $6.8 billion target debt level for repurchasing stock. The Corporation expects to be able to repurchase stock again in the fourth quarter once the debt level falls below the target.

On October 7, 1999, approximately $10 million of floating rate industrial revenue bonds, due December 1, 2025, were replaced by $10 million fixed rate industrial revenue bonds issued on October 1, 1999.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of October 2, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

Georgia-Pacific Corporation and Subsidiaries


(In millions)                                                   1999              2000               2001              2002
-------------                                                   ----              ----               ----              ----
Debt
Commercial paper and other short-term
notes                                                              -                 -                  -                 -
   Average interest rates                                          -                 -                  -                 -
Notes and debentures                                               -                 -                  -           $   300
   Average interest rates                                          -                 -                  -                10%
Revenue bonds                                                 $   10             $  24               $  6           $    74
   Average interest rates                                        5.3%              4.2%               3.9%              3.8%
Other loans                                                        -             $  13                  -                 -
   Average interest rates                                          -               8.0%                 -                 -
Accounts receivable sale program                                   -                 -                  -                 -
   Average interest rates                                          -                 -                  -                 -
Senior deferrable notes                                            -                 -                  -                 -
   Average interest rates                                          -                 -                  -                 -
Notional principal amount of interest rate exchange
agreements                                                    $  100             $ 177                  -           $   131
   Average interest rate paid (fixed)                            6.4%              7.7%                 -               5.9%
   Average interest rate received (variable)                     5.5%              5.5%                 -               5.4%

Georgia-Pacific Corporation and Subsidiaries

                                                                                                             Fair value
(In millions)                                                  2003         Thereafter       Total          July 3, 1999
-------------                                                 ------        ----------      -------         ------------
Debt
Commercial paper and other short-term notes                        -        $      761      $   761         $        761
   Average interest rates                                          -               5.7%         5.7%                 5.7%
Notes and debentures                                          $  300        $    2,900      $ 3,500         $      3,490
   Average interest rates                                        5.7%              8.6%         8.4%                 8.0%
Revenue bonds                                                      -        $      550      $   664         $        573
   Average interest rates                                          -               5.3%         5.1%                 8.0%
Other loans                                                   $   14                 -      $    27         $         27
   Average interest rates                                        5.7%                -          6.8%                 7.3%
Accounts receivable sale program                                   -        $      947      $   947         $        947
   Average interest rates                                          -               5.6%         5.6%                 5.6%
Senior deferrable notes                                            -        $      863      $   863         $        870
   Average interest rates                                          -              7.15%        7.15%                 7.3%
Notional principal amount of interest rate
exchange agreements                                           $  300                 -      $   708         $          4
   Average interest rate paid (fixed)                            5.9%                -          6.4%                 6.4%
   Average interest rate received (variable)                     5.9%                -          5.7%                 5.7%

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. The Corporation intends to re-market the senior deferrable notes on or before August 16, 2002 at an interest rate that will be equal to or greater than 7.15%; thus extending the maturity of the senior deferrable notes to August 16, 2004. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003. The fair value of interest rate exchange agreements exclude amounts used to determine the fair value of related notes and debentures.

At October 2, 1999, the Corporation's weighted average interest rate on its debt, excluding the senior deferrable notes, was 7.0% including the accounts receivable sale program and outstanding interest rate exchange agreements. At October 2, 1999, these interest rate exchange agreements effectively converted approximately $708 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 6.4%. These agreements have a weighted average maturity of approximately 2.5 years. As of October 2, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.6 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at October 2, 1999.

During the first nine months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,994,000 shares of Georgia-Pacific Group common stock at an aggregate price of $247 million ($41.21 average per share). Of these repurchased shares, approximately 5,969,000 shares were held as treasury and 25,000 shares were purchased during the first nine months of 1999 and settled after October 2, 1999. During the first nine months of 1999, The Timber Company purchased on the open market approximately 5,046,000 shares of The Timber Company common stock, all of which were held as treasury stock at October 2, 1999, at an aggregate price of $124 million ($24.57 average per share).

During the first nine months of 1998, the Georgia-Pacific Group purchased in private transactions and on the open market approximately 4,794,000 shares of Georgia-Pacific Group common stock at an aggregate price of $277 million ($57.78 average per share). Of these repurchased shares, approximately 3,586,000 shares were held as treasury, 284,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998, and 924,000 shares were cancelled. In addition, during the first nine months of 1998, The Timber Company purchased on the open market 4,860,000 shares of The Timber Company common stock at an aggregate price of $105 million ($21.60 average per share). Of these repurchased shares, approximately 4,829,000 shares were held as treasury and 31,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998.

Subsequent to October 2, 1999 through November 3, 1999, the Corporation purchased on the open market approximately 178,000 shares of the Georgia-Pacific Group stock at an aggregate price of $7 million ($38.12 average per share) and approximately 53,000 shares of The Timber Company stock at an aggregate price of $1 million ($23.68 average per share). The Corporation expects to repurchase shares of the Georgia-Pacific Group and The Timber Company stock throughout 1999 as long as debt levels are below the established thresholds.

During the first nine months of 1999, the Corporation received $106 million and $9 million from the exercise of stock options of Georgia-Pacific Group common stock and The Timber Company common stock, respectively.

During the first nine months of 1999 and 1998, the Corporation paid $128 million and $137 million, respectively, in dividends. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76 million of stockholders' equity was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

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

The Corporation has worked to resolve the effects of the Year 2000 problem on its information systems, the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Corporation began a company wide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, the Corporation developed a Year 2000 plan, under which all key systems were tested, and noncompliant software or technology was modified or replaced. The Corporation is continuing to survey and assess the Year 2000 readiness status and compatibility of customers' and suppliers' systems and processes that interface with the Corporation's systems or could otherwise impact the Corporation's operations.

The Corporation completed the necessary revisions and unit testing to most systems and processes in 1998 with the few remaining systems completed in March 1999. Full integration testing and verification of such systems and processes for Year 2000 readiness was completed in September 1999 and follow-up reverification testing will continue as necessary throughout the remainder of 1999 and into 2000. At the end of September 1999, 99.8 percent of the Corporation's information systems are considered fully Year 2000 ready, and less than 1 percent are in the final stages of full integration testing. The systems in final stages of testing are not considered critical. Early in 1998, the Corporation completed an inventory of the process control systems and embedded chips used in its manufacturing operations and believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. At the end of September 1999, over 97 percent of the process control and embedded chip inventory has been fully analyzed and remediated as necessary with the remaining 3 percent of the inventory in the repair or test phase. Final post-repair testing on these non-critical outstanding items is scheduled to be complete by mid November 1999. Due to system acquisitions and the number and complexity of existing systems, the Corporation expects some continuing additions of noncritical systems to the inventory list.

The Corporation has contacted each of its critical suppliers and service providers including government services, transportation, energy and communication providers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is continuing to review their responses and conduct follow-up reviews as necessary. The Corporation has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will continue to assess the need for further testing with customers as appropriate. While the Corporation currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Corporation's major customers, suppliers and service providers to modify or replace their affected systems, could have a material adverse impact on the Corporation's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst-case scenario of failure by the Corporation or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Corporation's facilities, including its limited foreign operations, and a temporary inability on the part of the Corporation to process orders and billings in a timely manner and to deliver finished products to customers. The Corporation's individual business units and corporate offices have developed plans for various contingency options, including identification of alternate suppliers, vendors and service providers as well as direct access to qualified vendor technical support and manual alternatives to systems operations. These options will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures in areas outside the Corporation's control. The primary goal of the Corporation's contingency plan is to minimize the adverse impact to personnel safety, environmental safety and assets.

The Corporation currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $32 million (including approximately $4 million of capital costs), of which $24 million has been incurred to date and $1 million is included for the impact of contingency activities and unexpected events. As the Corporation has effectively completed its Year 2000 readiness efforts, prior estimates of total costs and contingencies for unknowns have been adjusted accordingly. In addition, the Corporation expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $16 million has been incurred to date. Although the costs were not as high as expected because of warranties or lower cost corrections, the bulk of the incremental costs relate to replacement or modification of affected process control systems in the Corporation's manufacturing operations and the cost of creating and maintaining isolated test environments for its information systems. The majority of the internal costs relates to code or process system assessment, remediation and testing and is projected to be incurred through 1999 and first quarter 2000. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Corporation's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

The Corporation has reviewed Unisource's Year 2000 project methodology and progress, including its foreign operations. All mission critical systems have been remediated and tested and final certification was completed in October 1999. Unisource has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are Year 2000 ready and the extent to which Unisource could be affected if they are not. Contingency planning activities are ongoing and are scheduled to be reviewed by executive management by mid-November. Unisource estimates the total incremental cost of its Year 2000 project to be approximately $13 million. Of this amount, approximately $12 million has been incurred through October 2, 1999. Unisource expects to incur internal costs totaling approximately $1 million related to the Year 2000 problem, $0.7 million of which was incurred through October 2, 1999.

The Corporation has reviewed Wisconsin Tissue's Year 2000 project methodology and progress, including its foreign operations. All mission critical systems have been remediated and tested and final certification has been completed. Wisconsin Tissue has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are Year 2000 ready and the extent to which Wisconsin Tissue could be affected if they are not. Contingency plans have been developed.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; the ability of the Corporation, and its customers and suppliers, to address the Year 2000 problem in a timely and efficient manner; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets, particularly the Asian markets; variations in the level of housing starts and home remodeling in the United States; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; material variation in the Corporation's earnings or cash flow as a result of the Unisource acquisition, including its inability to integrate and rationalize the business of Unisource into the Corporation in a manner that realizes cost savings and synergies, and effective continuing implementation of the Unisource restructuring announced July 29, 1998; and other risks, uncertainties and assumptions discussed in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Corporation's Quarterly Report on Form 10-Q/A for the quarter ended July 3, 1999, and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 12 of the Notes to Consolidated Financial Statements.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                                            Three Months Ended            Nine Months Ended
                                                                        -------------------------     -------------------------
                                                                        October 2,      Sept. 30,     October 2,      Sept. 30,
(In millions, except per share amounts)                                   1999           1998            1999           1998
---------------------------------------                                  -------        -------       --------         -------
Net sales                                                               $  5,483       $  3,368       $ 12,644         $ 9,840
                                                                        --------       --------       --------         -------
Costs and expenses
     Cost of sales excluding depreciation, amortization and
       cost of timber harvested shown below
         The Timber Company                                                   30             27             75              70
         Third parties                                                     4,178          2,540          9,392           7,501
                                                                        --------       --------       --------         -------
     Total cost of sales                                                   4,208          2,567          9,467           7,571
                                                                        --------       --------       --------         -------
     Depreciation, amortization and cost
       of timber harvested
         The Timber Company                                                   60             78            190             238
         Third parties                                                       248            250            701             720
                                                                        --------       --------       --------         -------
     Total depreciation, amortization and cost of
       timber harvested                                                      308            328            891             958
                                                                        --------       --------       --------         -------
     Selling and distribution                                                263            145            547             412
     General and administrative                                              218            157            550             452
     Interest                                                                116             96            298             286
                                                                        --------       --------       --------         -------
Total costs and expenses                                                   5,113          3,293         11,753           9,679
                                                                        --------       --------       --------         -------
Income before income taxes                                                   370             75            891             161
     and extraordinary item
Provision for income taxes                                                   140             36            350              76
                                                                        --------       --------       --------         -------
Income before extraordinary item                                             230             39            541              85
Extraordinary item, net of taxes                                               -              -              -             (13)
                                                                        --------       --------       --------         -------
Net income                                                              $    230       $     39       $    541         $    72
                                                                        ========       ========       ========         =======
Basic per common share:
     Income before extraordinary item                                   $   1.34       $   0.22       $   3.15         $  0.47
     Extraordinary item, net of taxes                                          -              -              -           (0.07)
                                                                        --------       --------       --------         -------
     Net income                                                         $   1.34       $   0.22       $   3.15         $  0.40
                                                                        ========       ========       ========         =======
Diluted per common share:
     Income before extraordinary item                                   $   1.31       $   0.22       $   3.07         $  0.46
     Extraordinary item, net of taxes                                          -              -              -           (0.07)
                                                                        --------       --------       --------         -------
     Net income                                                         $   1.31       $   0.22       $   3.07         $  0.39
                                                                        ========       ========       ========         =======
Average number of shares outstanding:
     Basic                                                                 171.4          180.5          171.9           181.5
     Diluted                                                               175.9          181.0          176.2           183.2
                                                                        ========       ========       ========         =======

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                                                          Nine Months Ended
                                                                                      ------------------------
(In millions)                                                              October 2, 1999                Sept. 30, 1998
----------------                                                           ---------------                --------------
Cash flows from operating activities
   Net income                                                                   $      541                    $       72
     Adjustments to reconcile net income to
       cash provided by operations:
       Depreciation                                                                    547                           557
       Cost of timber harvested - The Timber Company                                   190                           238
       Cost of timber harvested - Third Parties                                        105                           106
       Deferred income taxes                                                           (24)                           53
       Amortization of goodwill                                                         49                            45
       Stock compensation programs                                                      (3)                            8
       Gain on sales of assets                                                           -                            12
       Increase in receivables                                                        (400)                          (36)
       (Increase) decrease in inventories                                              (26)                           67
       (Increase) decrease in other working capital                                     97                           (49)
       Change in other assets and other
         long-term liabilities                                                         (56)                           45
                                                                           ---------------                --------------
Cash provided by operations                                                          1,020                         1,118
                                                                           ---------------                --------------
Cash flows from investment activities
     Property, plant and equipment investments                                        (410)                         (386)
     Timber purchases from The Timber Company                                         (179)                         (252)
     Timber contract purchases from third parties                                      (95)                         (118)
     Acquisitions                                                                     (897)                         (102)
     Proceeds from sales of assets                                                      15                            53
     Other                                                                              26                             1
                                                                           ---------------                --------------
Cash used for investment activities                                                 (1,540)                         (804)
                                                                           ---------------                --------------
Cash flows from financing activities
     (Repayments of) additions to long-term debt                                       (79)                           17
     Common stock repurchased                                                         (246)                         (272)
     Issuance of senior deferrable notes                                               863                             -
     Cash dividends paid                                                               (65)                          (68)
     Proceeds from option plan exercises                                               106                             8
                                                                           ---------------                --------------
Cash provided by (used for) financing activities                                       579                          (315)
                                                                           ---------------                --------------
Increase (decrease) in cash                                                             59                            (1)
Balance at beginning of period                                                           5                             8
                                                                           ---------------                --------------
Balance at end of period                                             $                  64                             7
                                                                           ===============                ==============

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

(In millions)                                                                 October 2,             December 31,
                                                                                1999                    1998
                                                                             -----------             ------------
ASSETS
Current assets
     Cash                                                                    $        64             $          5
     Receivables, less allowances of $26
        and $25, respectively                                                      2,391                    1,231
     Inventories                                                                   1,739                    1,278
     Deferred income tax assets                                                       61                       61
     Other current assets                                                            132                       65
                                                                             -----------             ------------
Total current assets                                                               4,387                    2,640
                                                                             -----------             ------------
Timber contracts                                                                      60                       78
                                                                             -----------             ------------
Property, plant and equipment
     Land and improvements, buildings,
       machinery and equipment and construction
         in progress, at cost                                                     14,928                   14,387
     Accumulated depreciation                                                     (8,602)                  (8,162)
                                                                             -----------             ------------
Property, plant and equipment, net                                                 6,326                    6,225
                                                                             -----------             ------------
Goodwill, net                                                                      2,430                    1,677
                                                                             -----------             ------------
Other assets                                                                       1,050                      918
                                                                             -----------             ------------
Total assets                                                                 $    14,253             $     11,538
                                                                             ===========             ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                                                           $     1,701             $      1,173
   Accounts payable                                                                  964                      553
   Accrued compensation                                                              299                      243
   Other current liabilities                                                         629                      412
                                                                             -----------             ------------
Total current liabilities                                                          3,593                    2,381
                                                                             -----------             ------------
Long-term debt, excluding current portion                                          3,497                    3,395
                                                                             -----------             ------------
Senior deferrable notes                                                              863                        -
                                                                             -----------             ------------
Other long-term liabilities                                                        1,720                    1,566
                                                                             -----------             ------------
Deferred income tax liabilities                                                    1,009                      987
                                                                             -----------             ------------
Commitments and contingencies

Shareholders' equity                                                               3,571                    3,209
                                                                             -----------             ------------
Total liabilities and shareholders' equity                                   $    14,253             $     11,538
                                                                             ===========             ============

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

                                                                          Three Months Ended              Nine Months Ended
                                                                       -------------------------      -------------------------
                                                                       October 2,      Sept. 30,      October 2,      Sept. 30,
(In millions)                                                            1999           1998            1999            1998
-------------                                                          -------        -------         -------         -------
Net income                                                               $  230        $   39         $   541         $    72
  Other comprehensive income (loss) before tax:
  Foreign currency translation adjustments                                   (3)          (13)              7             (19)
  Income tax (expense) benefit related to
    items of other comprehensive income                                       1             5              (3)              7
                                                                         ------        ------         -------         -------
Comprehensive income                                                     $  228        $   31         $   545         $    60
                                                                         ======         =====         =======         =======

The accompanying notes are an integral part of these financial statements.


NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group

1. PRINCIPLES OF PRESENTATION. The combined financial statements include the accounts of Georgia-Pacific Group and subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Georgia-Pacific Group's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature except for the item discussed in Note 2 below. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. The Georgia-Pacific Group's combined financial statements should be read in conjunction with the Corporation's consolidated financial statements and The Timber Company's combined financial statements.

     On or about April 22, 1999, the Georgia-Pacific Group determined to change its fiscal year from December 31 to end on the Saturday closest to December
     31. Additionally, the Georgia-Pacific Group reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of one less day and two additional days on the three months and nine months ended October 2, 1999, respectively, was not material. There will be no transition period on which to report.

2. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first nine months of 1998. As a result, an after-tax extraordinary charge of $13 million ($0.07 per share) was allocated to the Georgia-Pacific Group based on the ratio of the Georgia-Pacific Group's debt to the Corporation's total debt, of which $12 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

3. EARNINGS PER SHARE. The Corporation's common stock was redesignated in December 1997 to reflect separately the performance of the Corporation's pulp, paper and building products businesses, which are now known as Georgia-Pacific Group. A separate class of common stock was distributed to reflect the performance of the Corporation's timber operating group, which is now known as The Timber Company. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the annual issuance of common shares under long-term incentive stock option and stock purchase plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

     The following table provides earnings and per share data for the Georgia-Pacific Group for 1999 and 1998.

                                                            Three Months Ended              Six Months Ended
                                                         -------------------------      -------------------------
                                                         October 2,      Sept. 30,      October 2,      Sept. 30,
(In millions, except per share amounts)                     1999            1998           1999            1998
--------------------------------------                     -------        -------        -------         -------
Basic and diluted income available to
 shareholders (numerator):
     Income before extraordinary item                    $     230        $    39       $    541         $    85
     Extraordinary item, net of taxes                            -              -              -             (13)
                                                         ---------        -------       --------         -------
     Net income                                          $     230        $    39       $    541         $    72
                                                         =========        =======       ========         =======
Shares (denominator):
   Average shares outstanding                                171.4          180.5          171.9           181.5
   Dilutive securities:
     Stock incentive and option plans                          4.0            0.5            3.8             1.6
     Employee stock purchase plans                             0.5              -            0.5             0.1
                                                         ---------        -------       --------         -------
   Total assuming conversion                                 175.9          181.0          176.2           183.2
                                                         =========        =======       ========         =======

Basic per share amounts:
     Income before extraordinary item                    $    1.34        $  0.22       $   3.15         $  0.47
     Extraordinary item, net of taxes                            -              -              -           (0.07)
                                                         ---------        -------       --------         -------
     Net income                                          $    1.34        $  0.22       $   3.15         $  0.40
                                                         =========        =======       ========         =======

Diluted per share amounts:
     Income before extraordinary item                    $    1.31        $  0.22       $   3.07         $  0.46
     Extraordinary item, net of taxes                            -              -              -           (0.07)
                                                         ---------        -------       --------         -------
     Net income                                          $    1.31        $  0.22       $   3.07         $  0.39
                                                         =========        =======       ========         =======

4. INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Georgia-Pacific Group uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

                                               October 2,                     December 31,
(In millions)                                        1999                           1998
-------------                                  ----------                    ------------
Raw materials                                  $      389                    $       417
Finished goods                                      1,242                            760
Supplies                                              318                            310
LIFO reserve                                         (210)                          (209)
                                               ----------                    -----------
Total inventories                              $    1,739                    $     1,278
                                               ==========                    ===========

5. ACQUISITIONS. At the end of the second quarter of 1999, the Georgia-Pacific Group, through its wholly owned subsidiary Atlanta Acquisition Corp., conducted a tender offer for all of the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. Pursuant thereto, the Georgia-Pacific Group acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and by virtue of such merger, shares of Unisource that were not tendered to the Georgia-Pacific Group (other than shares held by Unisource and the Georgia-Pacific Group and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters rights. The Georgia-Pacific Group is purchasing the remaining outstanding shares of Unisource as they are delivered to the exchange agent for cancellation. Through October 2, 1999, the Georgia-Pacific Group paid approximately $828 million for shares of Unisource.

     Unisource's results of operations were consolidated with those of the Georgia-Pacific Group beginning July 4, 1999. The Georgia-Pacific Group has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of October 2, 1999, and is subject to change pending finalization of studies of fair value and the finalization of management's plans. The Georgia-Pacific Group has begun to assess and formulate plans to restructure existing Unisource activities, including the consolidation of certain distribution centers, closure of the Unisource headquarters facility, termination of redundant headcount and the relocation of certain administrative functions. In connection with the acquisition of Unisource, the Georgia-Pacific Group assumed liabilities totaling approximately $84 million for employee termination and relocation costs, and $15 million for facility closure costs. The Georgia-Pacific Group has not yet completed its evaluation of Unisource activities; accordingly, finalization of the Georgia-Pacific Group's plans may result in additional liabilities for termination, relocation or facility closure costs that could increase the amount of liabilities assumed in the acquisition. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and will be amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

     (In millions)
     -------------
     Current assets                                $  1,061
     Property, plant and equipment                      225
     Other non current assets                            16
     Goodwill                                           767
     Liabilities                                     (1,241)
                                                   --------
     Net cash paid for Unisource                   $    828
                                                   ========

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

                                                                        Nine Months Ended
                                                                    ------------------------
                                                                    October 2,     Sept. 30,
     (In millions, except per share amounts)                           1999          1998
     ---------------------------------------                          ------        -------
     Net sales                                                      $ 17,364        $15,087
     Income before extraordinary items                              $    626        $   154
     Net income                                                     $    626        $   141
     Basic income before extraordinary
       items per share                                              $   3.64        $  0.85
     Diluted income before extraordinary
       items per share                                              $   3.55        $  0.84
     Basic earnings per share                                       $   3.64        $  0.78
     Diluted earnings per share                                     $   3.55        $  0.77

     The 1998 pro forma financial data includes non-recurring restructuring and asset write-down charges of $202 million ($155 million after tax) taken by Unisource in the first nine months of 1998.

     In addition, during the first nine months of 1999, the Georgia-Pacific Group completed the acquisition of a packaging plant, four treated lumber facilities and a chemical business for a total consideration of approximately $69 million in cash. The results of operations of the packaging plant and treated lumber facilities were consolidated with those of the Georgia-Pacific Group beginning in the second quarter of 1999. The operating results of the chemical business were consolidated with those of the Georgia-Pacific Group beginning in the third quarter of 1999. The Georgia-Pacific Group has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

     Effective October 3, 1999, the Georgia-Pacific Group and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Georgia-Pacific Group contributed substantially all of the assets of its commercial tissue business to the joint venture. The Georgia-Pacific Group controls and manages the joint venture and owns 95 percent of the equity in joint venture. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, for which it received a 5 percent equity interest in the joint venture and an initial cash distribution of approximately $755 million. The results of the Wisconsin Tissue operations will be consolidated with those of the Georgia-Pacific Group beginning on October 4, 1999.

     On June 30, 1998, the Georgia-Pacific Group completed its acquisition of CeCorr Inc., a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Georgia-Pacific Group paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately 3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Georgia-Pacific Group assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Georgia-Pacific Group approximately
     2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Georgia-Pacific Group beginning July 1, 1998. The Georgia-Pacific Group accounted for the CeCorr acquisition using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

6. DEBT. In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2000 and the Canadian agreement expires in May 2004. At October 2, 1999, approximately $947 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold.

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

     On July 22, 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of October 2, 1999, $1,239 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of October 2, 1999, the leverage ratio was 2.3 to 1.0.

     During the second quarter of 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, which notes will be converted into $862.5 million of equity (Georgia-Pacific Group common stock) upon exercise of the purchase contract) (see Note 7). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource.

     In connection with the formation of Georgia-Pacific Tissue (see Note 5), Georgia-Pacific Tissue financed the $755 million initial distribution to Chesapeake with short-term borrowings from a bank syndicate in October 1999. In the fourth quarter of 1999, the Corporation expects to sell debt under the shelf registration statement filed with the Securities and Exchange Commission and loan or contribute the proceeds through the use of one or more subsidiaries to Georgia-Pacific Tissue in order for Georgia-Pacific Tissue to retire such syndicated bank debt. This short-term financing temporarily increased the Corporation's total debt above the $6.8 billion target debt level for repurchasing stock. The Corporation expects to be able to repurchase stock again in the fourth quarter once the debt level falls below the target.

7. SENIOR DEFERRABLE NOTES. On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as Senior deferrable notes on the condensed balance sheets and will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

8. STOCK SPLIT. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76 million of stockholders' equity was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

9. SHARE REPURCHASES. During the first nine months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,994,000 shares of Georgia-Pacific Group common stock at an aggregate price of $247 million ($41.22 average per share). Of these repurchased shares, approximately 5,969,000 shares were held as treasury and 25,000 shares were purchased during the first nine months of 1999 and settled after October 2, 1999.

     During the first nine months of 1998, the Georgia-Pacific Group purchased in private transactions and on the open market approximately 4,794,000 shares of Georgia-Pacific Group common stock at an aggregate price of $277 million ($57.78 average per share). Of these repurchased shares, approximately 3,586,000 shares were held as treasury, 284,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998, and 924,000 shares were cancelled.

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

     The Corporation is involved in environmental remediation activities at approximately 184 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 49 percent are being investigated, approximately 27 percent are being remediated and approximately 24 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 77,000 such plaintiffs as of November 3, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation. The Settlement Agreement states that the Attorney General is dismissing its claims in the public interest and consistent with its responsibilities. The Agreement also provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price fixing conspiracy. In addition, the Corporation agreed to donate certain real property to the State of Florida, Board of Trustees of the Internal Improvement Trust. The value of this real property is not material to the results of operations or financial position of the Corporation.

     In addition, as part of the formation of the joint venture with Chesapeake described in Note 7, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these cases. The Corporation and Wisconsin Tissue have denied that they have engaged in any of the illegal conduct alleged in these cases and intend to defend themselves vigorously.

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

11. OPERATING SEGMENT INFORMATION. Georgia-Pacific Group has five reportable operating segments: building products, building products distribution, containerboard and packaging, pulp and paper, and paper distribution. The following represents selected operating data for each reportable segment for the three and nine months ended October 2, 1999 and September 30, 1998.

COMBINED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Group

                                                                          Three Months Ended            Three Months Ended
(In millions)                                                              October 2, 1999                Sept. 30, 1998
-------------                                                             ------------------            ------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                                                         $  1,015        18%           $    866        26%
Building products distribution                                               1,346        25               1,113        33
Containerboard and packaging                                                   612        11                 530        16
Pulp and paper                                                                 809        15                 858        25
Paper distribution                                                           1,698        31                   -         -
Other                                                                            3         -                   1         -
                                                                          --------   -------            --------   -------
Total net sales to
  unaffiliated customers                                                  $  5,483       100%           $  3,368       100%
                                                                          --------   -------            --------   -------
INTERSEGMENT SALES
Building products                                                         $    591                      $    617
Building products distribution                                                   5                             2
Containerboard and packaging                                                    15                            15
Pulp and paper                                                                 122                             8
Paper distribution                                                               2                             -
Other*                                                                        (735)                         (642)
                                                                          --------                      --------
Total intersegment sales                                                  $      -                             -
                                                                          ========                      ========
TOTAL NET SALES
Building products                                                         $  1,606        29%           $  1,483        44%
Building products distribution                                               1,351        25               1,115        33
Containerboard and packaging                                                   627        11                 545        16
Pulp and paper                                                                 931        17                 866        26
Paper distribution                                                           1,700        31                   -         -

Other*                                                                        (732)      (13)               (641)      (19)
                                                                          --------   -------            --------   -------
Total net sales                                                           $  5,483       100%           $  3,368       100%
                                                                          ========   =======            ========   =======
OPERATING PROFITS
Building products                                                         $    333        68%           $    185       108%
Building products distribution                                                   4         1                  17        10
Containerboard and packaging                                                    88        18                  33        19
Pulp and paper                                                                  81        17                  18        10
Paper distribution                                                              43         9                   -         -
Other                                                                         (63)       (13)                (82)      (47)
                                                                          --------   -------            --------   -------
Total operating profits                                                        486       100%                171       100%
                                                                                     =======                       =======
Interest expense                                                              (116)                          (96)
Provision for income taxes                                                    (140)                          (36)
Extraordinary item, net of taxes                                                 -                             -
                                                                          --------                      --------
Net income                                                                $    230                      $     39
                                                                          ========                      ========

COMBINED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Group

                                                                          Nine Months Ended             Nine Months Ended
(In millions)                                                              October 2, 1999                Sept. 30, 1998
-------------                                                           ----------------------       ------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products                                                       $   2,953           23%      $   2,451             25%
Building products distribution                                              3,761           30           3,208             33
Containerboard and packaging                                                1,708           14           1,515             15
Pulp and paper                                                              2,522           20           2,664             27
Paper distribution                                                          1,698           13               -              -
Other                                                                           2            -               2              -
                                                                        ---------      -------       ---------       --------
Total net sales to Unaffiliated customers                               $  12,644          100%      $   9,840            100%
                                                                        =========      =======       =========       ========
INTERSEGMENT SALES
Building products                                                       $   1,765                    $   1,848
Building products distribution                                                  9                            6
Containerboard and packaging                                                   44                           45
Pulp and paper                                                                135                           24
Paper distribution                                                              2                            -
Other*                                                                     (1,955)                      (1,923)
                                                                        ---------                    ---------
Total intersegment sales                                                $       -                    $       -
                                                                        =========                    =========
TOTAL NET SALES
Building products                                                       $   4,718           37%      $   4,299             44%
Building products distribution                                              3,770           30           3,214             33
Containerboard and packaging                                                1,752           14           1,560             16
Pulp and paper                                                              2,657           21           2,688             27
Paper distribution                                                          1,700           14               -              -
Other*                                                                    (1,953)          (16)         (1,921)           (20)
                                                                        ---------      -------       ---------       --------
Total net sales                                                         $  12,644          100%      $   9,840            100%
                                                                        =========      =======       =========       ========
OPERATING PROFITS
Building products                                                       $     945           79%      $     408             91%
Building products distribution                                                 57            5               -              -
Containerboard and packaging                                                  209           18              97             22
Pulp and paper                                                                134           11             143             32
Paper distribution                                                             43            4               -              -
Other                                                                        (199)         (17)           (201)           (45)
                                                                        ---------      -------       ---------       --------
Total operating profits                                                     1,189          100%            447            100%
                                                                                       =======                       ========
Interest expense                                                             (298)                        (286)
Provision for income taxes                                                   (350)                         (76)
Extraordinary item, net of taxes                                                -                          (13)
                                                                        ---------                    ---------
Net income                                                              $     541                    $      72
                                                                        =========                    =========

*Includes elimination of intersegment sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

The Georgia-Pacific Group reported net sales of approximately $5.5 billion for the third quarter of 1999 and $3.4 billion for the third quarter of 1998. Included in 1999 are $1.7 billion of net sales from the recently acquired Unisource operations. Net income for the 1999 third quarter was $230 million compared with $39 million in 1998.

The remaining discussion refers to the "Combined Selected Operating Segment Data" table (included in Note 11 to the Combined Financial Statements).

The Georgia-Pacific Group's building products segment reported net sales of $1.6 billion for the third quarter of 1999 compared with $1.5 billion in 1998. Operating profits were $333 million in 1999 compared with $185 million in 1998. Return on sales was 21 percent and 12 percent for the three months ended October 2, 1999 and September 30, 1998, respectively. The higher quarter-over-quarter profits resulted principally from increases in average selling prices for most of this segment's products. Lumber selling prices were up 15 percent from the prior year's quarter; gypsum selling prices increased 25 percent; plywood selling prices increased 23 percent; and oriented strand board selling prices increased 11 percent. The year-over-year improvement in selling prices was primarily a result of continued strength in home building activity driven by a strong U.S. economy. Selling prices for plywood, oriented strand board and lumber peaked in July of 1999 and declined sharply during the last two months of the third quarter. The Georgia-Pacific Group expects selling prices for plywood, oriented strand board and lumber to continue to decline through the remainder of the year, while selling prices for gypsum are expected to remain strong through the fourth quarter of 1999.

The Georgia-Pacific Group's building products distribution segment reported net sales of $1.4 billion for the third quarter of 1999 compared with $1.1 billion in 1998. Operating profits for the distribution segment were $4 million in the third quarter of 1999 compared with $17 million in the third quarter of 1998. The 1998 results included one-time gains, principally on sales of assets related to a restructuring plan, of approximately $6 million. The decrease in the distribution segment operating profits in 1999 reflects lower margins related primarily to the sale of lumber, structural panels and oriented strand board inventories at prices below the segment's cost.

The Georgia-Pacific Group's containerboard and packaging segment reported net sales of $627 million and operating profits of $88 million in the third quarter of 1999, compared with net sales of $545 million and operating profits of $33 million in the third quarter of 1998. Return on sales was 14 percent and 6 percent in the third quarter of 1999 and 1998, respectively. The improvement in earnings was attributable to higher selling prices and volume, offset somewhat by higher secondary fiber costs. Containerboard and packaging selling prices increased steadily over the quarter, ending the quarter at higher levels than a year ago. The Georgia-Pacific Group expects continued selling price improvement in the containerboard and packaging segment through the remainder of 1999.

The Georgia-Pacific Group's pulp and paper segment reported net sales of $931 million and operating profits of $81 million in the 1999 third quarter. For the same period in 1998, the segment reported net sales of $866 million and operating profits of $18 million. Return on sales was 9 percent and 2 percent in the third quarter of 1999 and 1998, respectively. During the third quarter of 1998, the Georgia-Pacific Group closed its hardwood pulp operations at its Port Hudson, Louisiana and Ashdown, Arkansas facilities, resulting in a one-time, before tax charge of $15 million. Excluding this one-time charge, return on sales in the third quarter of 1998 was 4 percent. Compared with a year ago, the Georgia-Pacific Group has maintained lower levels of inventory in 1999 for most pulp and paper products. Selling prices and demand for pulp steadily increased during the third quarter of 1999 and ended the period at levels higher than the prior year. Despite higher sales volume, operating results for the tissue business were lower than in the 1998 third quarter due primarily to lower selling prices. Communication papers 1999 operating results were higher than the third quarter of 1998, due principally to higher demand. Although steadily improving during the third quarter of 1999, average selling prices for communication papers were consistent with the third quarter 1998. Average communication papers selling prices for the third quarter of 1999 were above those of the 1999 second quarter. The Georgia-Pacific Group expects continued pricing improvements for products in this segment through the remainder of the year.

The Georgia-Pacific Group's paper distribution segment reported net sales of $1.7 billion and operating profits of $43 million for the third quarter of 1999, which represent the operating results of Unisource since its acquisition by the Corporation at the end of the second quarter of 1999. Unisource sells and distributes high quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as corporate and retail copy centers, in-plant print facilities, government institutions and other paper-intensive businesses. Unisource also sells and distributes a broad range of packaging and maintenance supplies, equipment and services, principally to manufacturers, food processors and retail and other institutional customers. Products distributed include disposable paper and plastic products; maintenance supplies and equipment such as towels, tissues, can liners and sanitation chemicals; packaging supplies and equipment such as carton erectors, baggers and filers as well as films, shrinkwrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and food service supplies such as films and food wraps, food containers and disposable apparel for food serviced workers. Operating results for the paper distribution segment have historically been seasonal, with the strongest operating results occurring in the third quarter.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $19 million to a loss of $63 million in 1999 from a loss of $82 million in the 1998 third quarter. This decrease is primarily the result of income from insurance proceeds recorded in the 1999 third quarter and the write-off of goodwill in the third quarter of 1998 related to the closure of the hardwood pulp operations at the Ashdown, Arkansas facilities.

Interest expense increased $20 million to $116 million in the third quarter of 1999 compared with $96 million in the third quarter of 1998, principally as a result of higher debt levels and the issuance of the senior deferrable notes.

The effective income tax rate was 38 percent and 48 percent for the three months ended October 2, 1999 and September 30, 1998, respectively. The effective tax rate in 1999 and 1998 was higher than the statutory tax rate primarily because of nondeductible goodwill amortization expense. The reduction in the 1999 effective tax rate resulted principally from higher pre-tax income and an increased utilization of foreign sales corporation tax benefits.

YEAR-TO-DATE THIRD QUARTER 1999 COMPARED WITH YEAR-TO-DATE THIRD QUARTER 1998

The Georgia-Pacific Group reported net sales of $12.6 billion, including $1.7 billion of net sales from the recently acquired Unisource operations, and net income of $541 million for the nine months ended October 2, 1999. Georgia-Pacific Group reported net sales of $9.8 billion and net income of $72 million for the nine months ended September 30, 1998. The 1998 results included an extraordinary, after-tax loss of $13 million for the early retirement of debt.

The remaining discussion refers to the "Combined Selected Operating Segment Data" table (included in Note 11 to the Combined Financial Statements).

The Georgia-Pacific Group's building products segment reported net sales of $4.7 billion and operating profits of $945 million for the nine months ended October 2, 1999, compared with net sales of $4.3 billion and operating profits of $408 million in 1998. Return on sales increased to 20 percent in 1999 from 9 percent a year ago, resulting primarily from higher selling prices. Average selling prices for plywood, oriented strand board, lumber and gypsum increased by 24 percent, 28 percent, 7 percent, and 20 percent, respectively, in the first nine months of 1999. Selling prices for plywood, oriented strand board and lumber peaked in July of 1999 and declined sharply during the last two months of the third quarter. The Georgia-Pacific Group expects selling prices for plywood, oriented strand board and lumber to continue to decline through the remainder of the year, while selling prices for gypsum are expected to remain strong through the fourth quarter of 1999.

The building products distribution division reported net sales of $3.8 billion and operating profits of $57 million for the nine months ended October 2, 1999, compared with net sales of $3.2 billion and break even operating profits in 1998. The 1998 results included one-time gains, principally on sales of assets related to the restructuring plan, of approximately $19 million. The increase in profitability is due primarily to higher margins in commodity and specialty products and lower operating cost.

The Georgia-Pacific Group's containerboard and packaging segment reported net sales of $1.8 billion and operating profits of $209 million in the first nine months of 1999 compared with net sales of $1.6 billion and operating profits of $97 million in the same 1998 period. Return on sales increased to 12 percent from 6 percent in 1998. Although year-to-date average prices are comparable to year ago levels, pricing has increased throughout 1999 and, during the third quarter of 1999, was above year ago levels. Cost decreases in wood and energy as well as higher sales volume contributed to the increased profit margins. The Georgia-Pacific Group expects continued price improvement in the containerboard and packaging segment through the remainder of 1999.

The Georgia-Pacific Group's pulp and paper segment reported net sales of $2.7 billion and operating profits of $134 million for the nine-month period ended October 2, 1999, compared with net sales of $2.7 billion and operating profits of $143 million in 1998. Return on sales were 5 percent for the first nine months of both 1999 and 1998. Excluding the one-time, $15 million charge in the third quarter of 1998 for closure of two hardwood market pulp operations, return on sales in 1998 was 6 percent. The decline in profitability was principally due to a decrease in average prices for most of the Georgia-Pacific Group's pulp and paper products. Average selling prices in the first nine months of 1999 for pulp, communication papers and tissue were approximately 2 percent, 8 percent and 4 percent, respectively, below selling prices in the same 1998 period. Prices for most of the Georgia-Pacific Group's pulp and communication papers products have increased steadily throughout the first nine months of 1999 and the Georgia-Pacific Group anticipates this upward trend to continue through the remainder of 1999. During the first nine months of 1999, the Georgia-Pacific Group incurred market-related downtime at its pulp and paper mills and reduced pulp production by 242,000 tons and communication papers production by 14,000 tons. In the same 1998 period, the Georgia-Pacific Group incurred market-related downtime at its pulp and paper mills and reduced pulp and communication papers production by 167,000 tons and 53,000 tons, respectively.

The Georgia-Pacific Group's paper distribution segment reported net sales of $1.7 billion and operating profits of $43 million for the third quarter of 1999, which represent the operating results of Unisource since its acquisition by the Corporation at the end of the second quarter of 1999. Operating results for the paper distribution segment have historically been seasonal, with the strongest operating results occurring in the third quarter.

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $2 million to a loss of $199 million in the first nine months of 1999 from a loss of $201 million in the first nine months of 1998.

Interest expense increased $12 million to $298 million in the first nine months of 1999, compared with $286 million in the first nine months of 1998, primarily as a result of higher debt levels and the issuance of the senior deferrable notes, slightly offset by a decrease in average interest rates.

The effective income tax rate for the first nine months of 1999 and 1998 was 39 percent and 47 percent for the three months ended October 2, 1999 and September 30, 1998, respectively. The effective tax rate in 1999 and 1998 was higher than the statutory tax rate primarily because of nondeductible goodwill amortization expense. The reduction in the 1999 effective tax rate resulted principally from higher pre-tax income and an increased utilization of foreign sales corporation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Georgia-Pacific Group generated cash from operations of $1.0 billion for the nine months ended October 2, 1999 compared with $1.1 billion a year ago. The decrease in cash provided from operating activities is primarily a result of higher working capital levels, principally accounts receivable associated with the increase in net sales; offset somewhat by strong demand and improved prices for several building products items.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended October 2, 1999 were $410 million, which included $159 million in the building products segment, $8 million in the building products distribution segment, $50 million in the containerboard and packaging segment, $159 million in the pulp and paper segment, $7 million in the paper distribution segment, and $27 million of other and corporate. The Georgia-Pacific Group expects to make capital expenditures for property, plant and equipment of approximately $700 million in 1999, excluding the cost of any acquisitions.

Cash paid for timber and timber contracts in the first nine months of 1999 and 1998 was $274 million and $370 million, respectively.

At the end of the second quarter of 1999, the Georgia-Pacific Group, through its wholly owned subsidiary Atlanta Acquisition Corp., conducted a tender offer for all of the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. Pursuant thereto, the Georgia-Pacific Group acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and by virtue of such merger, shares of Unisource that were not tendered to the Georgia-Pacific Group (other than shares held by Unisource and the Georgia-Pacific Group and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters rights. The Georgia-Pacific Group is purchasing the remaining outstanding shares of Unisource as they are delivered to the exchange agent. Through October 2, 1999, the Georgia-Pacific Group paid approximately $828 million for shares of Unisource. Unisource's results of operations were consolidated with those of the Georgia-Pacific Group beginning July 4, 1999.

During the first nine months of 1999, the Georgia-Pacific Group also completed the acquisition of a packaging plant, four treated lumber facilities and a chemical business for a total consideration of approximately $69 million in cash.

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

Effective October 3, 1999, the Georgia-Pacific Group and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Georgia-Pacific Group contributed substantially all of the assets of its commercial tissue business to the joint venture. The Georgia-Pacific Group controls and manages the joint venture and owns 95 percent of the equity in joint venture. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, for which it received a 5 percent equity interest in the joint venture and an initial cash distribution of approximately $755 million.

On November 1, 1999, The Timber Company signed a definitive agreement to sell approximately 194,000 acres of its redwood and Douglas fir timberlands in northern California for a purchase price of approximately $397 million. The sale is expected to close by the end of the year, subject to the buyer obtaining required financing and approval by the Corporation's board of directors. The Fort Bragg sawmill has a wood supply agreement with The Timber Company through 2000 that was transferred as part of the sale agreement.

In 1999, the Georgia-Pacific Group expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

FINANCING ACTIVITIES. The Corporation's total debt, excluding senior deferrable notes, increased by $614 million to $6,165 million at October 2, 1999 from $5,551 million at December 31, 1998. At October 2, 1999 and December 31, 1998, $5,198 million and $4,568 million, respectively, of such total debt was Georgia-Pacific Group's debt and $967 million and $983 million, respectively, was The Timber Company's debt.

In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2000 and the Canadian agreement expires in May 2004. At October 2, 1999, approximately $947 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold.

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

On July 22, 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of October 2, 1999, $1,239 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of October 2, 1999, the leverage ratio was 2.3 to 1.0.

On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as Senior deferrable notes in the combined balance sheets and will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

During the first nine months of 1999, approximately $79 million of fixed and floating rate industrial revenue bonds were replaced, of which $66 million were refunded by fixed rate instruments and $13 million were refunded by variable rate instruments.

In connection with the acquisition of Unisource, the Corporation retained former Unisource industrial revenue bonds in the amount of $9 million and capital leases in the amount of $12 million. These amounts are included in the Corporation's total debt.

As of October 2, 1999, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, which notes will be converted into $862.5 million of equity (Georgia-Pacific Group common stock) upon exercise of the purchase contracts. The $862.5 million of cash (less expenses) raised in the sale of the PEPS Units was used to pay for the acquisition of Unisource. Proceeds from the issuance of securities under this registration statement will be used for general corporate purposes, including the reduction of short-term debt, acquisitions, investments in, or extension of credit to, the Corporation's subsidiaries and the acquisition of real property.

In connection with the formation of Georgia-Pacific Tissue, Georgia-Pacific Tissue financed the $755 million initial distribution to Chesapeake with short-term borrowings from a bank syndicate in October 1999. In the fourth quarter of 1999, the Corporation expects to sell debt under the shelf registration statement filed with the Securities and Exchange Commission and loan or contribute the proceeds through the use of one or more subsidiaries to Georgia-Pacific Tissue in order for Georgia-Pacific Tissue to retire such syndicated bank debt. This short-term financing temporarily increased the Corporation's total debt above the $6.8 billion target debt level for repurchasing stock. The Corporation expects to be able to repurchase stock again in the fourth quarter once the debt level falls below the target.

On October 7, 1999, approximately $10 million of floating rate industrial revenue bonds, due December 1, 2025, were replaced by $10 million fixed rate industrial revenue bonds issued on October 1, 1999.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of October 2, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

Georgia-Pacific Corporation and Subsidiaries

(In millions)                                               1999              2000              2001              2002
-------------                                              ------            ------            ------            ------
Debt
Commercial paper and other short-term notes                      -                 -                 -                 -
   Average interest rates                                        -                 -                 -                 -
Notes and debentures                                             -                 -                 -            $  300
   Average interest rates                                        -                 -                 -                10%
Revenue bonds                                              $    10           $    24            $    6            $   74
   Average interest rates                                      5.3%              4.2%              3.9%              3.8%
Other loans                                                      -           $    13                 -                 -
   Average interest rates                                        -               8.0%                -                 -
Accounts receivable sale program                                 -                 -                 -                 -
   Average interest rates                                        -                 -                 -                 -
Senior deferrable notes                                          -                 -                 -                 -
   Average interest rates                                        -                 -                 -                 -
Notional principal amount of interest rate exchange
agreements                                                 $   100           $   177                 -            $  131
   Average interest rate paid (fixed)                          6.4%              7.7%                -               5.9%
   Average interest rate received (variable)                   5.5%              5.5%                -               5.4%

Georgia-Pacific Corporation and Subsidiaries

                                                                                                             Fair value July
(In millions)                                               2003           Thereafter           Total            3, 1999
-------------                                              -------        -------------        --------      ---------------
Debt
Commercial paper and other short-term notes                      -          $       761         $  761         $          761
   Average interest rates                                        -                  5.7%           5.7%                   5.7%
Notes and debentures                                        $  300          $     2,900         $3,500         $        3,490
   Average interest rates                                      5.7%                 8.6%           8.4%                   8.0%
Revenue bonds                                                    -          $       550         $  664         $          573
   Average interest rates                                        -                  5.3%           5.1%                   8.0%
Other loans                                                 $   14                    -         $   27         $           27
    Average interest rates                                     5.7%                   -            6.8%                   7.3%
Accounts receivable sale program                                 -          $       947         $  947         $          947
   Average interest rates                                        -                  5.6%           5.6%                   5.6%
Senior deferrable notes                                          -          $       863         $  863         $          870
   Average interest rates                                        -                 7.15%          7.15%                   7.3%
Notional principal amount of interest rate exchange
agreements                                                  $  300                    -         $  708         $            4
   Average interest rate paid (fixed)                          5.9%                   -            6.4%                   6.4%
   Average interest rate received (variable)                   5.9%                   -            5.7%                   5.7%

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. The Corporation intends to re-market the senior deferrable notes on or before August 16, 2002 at an interest rate that will be equal to or greater than 7.15%; thus extending the maturity of the senior deferrable notes to August 16, 2004. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003. The fair value of interest rate exchange agreements exclude amounts used to determine the fair value of related notes and debentures.

At October 2, 1999, the Corporation's weighted average interest rate on its debt, excluding the senior deferrable notes, was 7.0% including the accounts receivable sale program and outstanding interest rate exchange agreements. At October 2, 1999, these interest rate exchange agreements effectively converted approximately $708 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 6.4%. These agreements have a weighted average maturity of approximately 2.5 years. As of October 2, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.6 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at October 2, 1999.

During the first nine months of 1999, the Georgia-Pacific Group purchased on the open market approximately 5,994,000 shares of Georgia-Pacific Group common stock at an aggregate price of $247 million ($41.21 average per share). Of these repurchased shares, approximately 5,969,000 shares were held as treasury, 25,000 shares were purchased during the first nine months of 1998 and settled after October 2, 1999. During the first nine months of 1998, the Georgia-Pacific Group purchased in private transactions on the open market approximately 4,794,000 shares of Georgia-Pacific Group common stock at an aggregate price of $277 million ($57.78 average per share). Of these repurchased shares, approximately 3,586,000 shares were held as treasury and 284,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998, and 924,000 shares were cancelled.

Subsequent to October 2, 1999 through November 3, 1999, the Georgia-Pacific Group purchased on the open market approximately 178,000 shares of the Georgia-Pacific Group stock at an aggregate price of $7 million ($38.12 average per share). The Georgia-Pacific Group expects to repurchase shares of the Georgia-Pacific Group stock throughout 1999 as long as debt levels are below the established thresholds.

During the first nine months of 1999, the Georgia-Pacific Group received $106 million from the exercise of Georgia-Pacific Group common stock options.

During the first nine months of 1999 and 1998, the Georgia-Pacific Group was paid $65 million and $68 million, respectively, in dividends. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76 million of stockholders' equity was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

OTHER. In July 1999, ("FASB") issued SFAS No. 133, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133" establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Georgia-Pacific Group will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on Georgia-Pacific's derivative instruments: primarily interest rate swaps, foreign currency forward contracts and long-term purchase commitments. The impact of adjustments to fair value is not expected to be material to the Group's consolidated financial position.

The Georgia-Pacific Group has worked to resolve the effects of the Year 2000 problem on its information systems, the operating systems used in its manufacturing operations as well as its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Georgia-Pacific Group began a company wide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, the Georgia-Pacific Group developed a Year 2000 plan, under which all key systems were tested, and noncompliant software or technology was modified or replaced. The Georgia-Pacific Group is continuing to survey and assess the Year 2000 readiness status and compatibility of customers' and suppliers' systems and processes that interface with the Georgia-Pacific Group's systems or could otherwise impact the Georgia-Pacific Group's operations.

The Georgia-Pacific Group completed the necessary revisions and unit testing to most systems and processes in 1998 with the few remaining systems completed in March 1999. Full integration testing and verification of such systems and processes for Year 2000 readiness was completed in September 1999 and follow-up reverification testing will continue as necessary throughout the remainder of 1999 and into 2000. At the end of September 1999, 99.8 percent of the Georgia-Pacific Group's information systems are considered fully Year 2000 ready, and less than 1 percent are in the final stages of full integration testing. The systems in final stages of testing are not considered critical. Early in 1998, the Georgia-Pacific Group completed an inventory of the process control systems and embedded chips used in its manufacturing operations and believes that only a small percentage of such systems and chips could be subject to Year 2000 problems. At the end of September 1999, over 97 percent of the process control and embedded chip inventory has been fully analyzed and remediated as necessary with the remaining 3 percent of the inventory in the repair or test phase. Final post-repair testing on these non-critical outstanding items is scheduled to be complete by mid November 1999. Due to system acquisitions and the number and complexity of existing systems, the Georgia-Pacific Group expects some continuing additions of noncritical systems to the inventory list.

The Georgia-Pacific Group has contacted each of its critical suppliers and service providers including government services, transportation, energy and communication providers to ascertain their respective levels of readiness to address and remediate Year 2000 problems and is continuing to review their responses and conduct follow-up reviews as necessary. The Georgia-Pacific Group has identified and contacted critical customers to ascertain their respective levels of Year 2000 readiness and will continue to assess the need for further testing with customers as appropriate. While the Georgia-Pacific Group currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Georgia-Pacific's Group's major customers, suppliers and service providers to modify or replace their affected systems, could have a material adverse impact on the Georgia-Pacific Group's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst-case scenario of failure by the Georgia-Pacific Group or its customers or suppliers to resolve the Year 2000 problem would be a temporary slowdown or cessation of manufacturing operations at one or more of the Georgia-Pacific Group 's facilities, including its limited foreign operations, and a temporary inability on the part of the Georgia-Pacific Group to process orders and billings in a timely manner and to deliver finished products to customers. The Georgia-Pacific Group individual business units and corporate offices have developed plans for various contingency options, including identification of alternate suppliers, vendors and service providers as well as direct access to qualified vendor technical support and manual alternatives to systems operations. These options will allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures in areas outside the Georgia-Pacific Group control. The primary goal of the Georgia-Pacific Group's contingency plan is to minimize the adverse impact to personnel safety, environmental safety and assets


The Georgia-Pacific Group currently estimates the incremental cost of the work needed to resolve the Year 2000 problem at approximately $32 million (including approximately $4 million of capital costs), of which $24 million has been incurred to date and $1 million is included for the impact of contingency activities and unexpected events. As the Georgia-Pacific Group has effectively completed its Year 2000 readiness efforts, prior estimates of total costs and contingencies for unknowns have been adjusted accordingly. In addition, the Georgia-Pacific Group expects to incur internal costs totaling approximately $20 million related to the Year 2000 problem, of which approximately $16 million has been incurred to date. Although the costs were not as high as expected because of warranties or lower cost corrections, the bulk of the incremental costs relate to replacement or modification of affected process control systems in the Georgia-Pacific Group's manufacturing operations and the cost of creating and maintaining isolated test environments for its information systems. The majority of the internal costs relates to code or process system assessment, remediation and testing and is projected to be incurred through 1999 and first quarter 2000. These incremental and internal costs will be expensed as incurred, except for new systems purchased that will be capitalized in accordance with corporate policy. Such costs may be material to the Georgia-Pacific Group's results of operations in one or more fiscal quarters or years but are not expected to have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Georgia-Pacific Group .

The Georgia-Pacific Group reviewed Unisource's Year 2000 project methodology and progress, including its foreign operations. All mission critical systems have been remediated and tested and final certification was completed in October 1999. Unisource has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are Year 2000 ready and the extent to which Unisource could be affected if they are not. Contingency planning activities are ongoing and are scheduled to be reviewed by executive management by mid-November. Unisource estimates the total incremental cost of its Year 2000 project to be approximately $13 million. Of this amount, approximately $12 million has been incurred through October 2, 1999. Unisource expects to incur internal costs totaling approximately $1 million related to the Year 2000 problem, $0.7 million of which was incurred through October 2, 1999.

The Georgia-Pacific Group has reviewed Wisconsin Tissue's Year 2000 project methodology and progress, including its foreign operations. All mission critical systems have been remediated and tested and final certification has been completed. Wisconsin Tissue has contacted its technology and service providers as well as its key customers and suppliers to determine the extent to which their systems are Year 2000 ready and the extent to which Wisconsin Tissue could be affected if they are not. Contingency plans have been developed.

For a discussion of commitments and contingencies refer to Note 10 of the Notes to Combined Financial Statements.

REFER TO THE "CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" ON PAGE 19 OF THIS FORM 10-Q.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                          Three Months Ended             Nine Months Ended
                                                                       -------------------------      ------------------------
                                                                        October 2,      Sept. 30,      October 2,      Sept. 30,
(In millions, except per share amounts)                                   1999           1998            1999           1998
---------------------------------------                                 -------         -------        -------         -------
Net sales
     Timber-Georgia-Pacific Group                                           $  90         $  105          $  265         $ 308
     Timber-third parties
         Delivered                                                             10             17              36            42
         Stumpage                                                              32             12             100            39
     Other                                                                      7              9              17            18
                                                                          -------        -------         -------       -------
Total net sales                                                               139            143             418           407
                                                                          -------        -------         -------       -------
Costs and expenses
     Cost of sales, excluding depreciation, amortization
         and cost of timber harvested shown below                              20             40              65            82
     Depreciation, amortization and cost
       of timber harvested                                                     12             11              34            32
     General and administrative                                                12              8              32            26
     Interest                                                                  17             17              52            52
     Other income                                                               -              -            (84)             -
                                                                          -------        -------         -------       -------
Total costs and expenses                                                       61             76              99           192
                                                                          -------        -------         -------       -------
Income before income taxes and
     extraordinary item                                                        78             67             319           215
Provision for income taxes                                                     29             26             124            84
                                                                          -------        -------         -------       -------
Income before extraordinary item                                               49             41             195           131
Extraordinary item, net of taxes                                                -              -               -            (2)
                                                                          -------        -------         -------       -------
Net income                                                                  $  49          $  41          $  195         $ 129
                                                                          =======        =======         =======       =======
Basic per share:
     Income before extraordinary item                                      $ 0.59         $ 0.46          $ 2.30        $ 1.43
     Extraordinary item, net of taxes                                           -              -               -         (0.02)
                                                                          -------        -------         -------       -------
     Net income                                                            $ 0.59         $ 0.46          $ 2.30        $ 1.41
                                                                          =======        =======         =======       =======
Diluted per share:
     Income before extraordinary item                                      $ 0.59         $ 0.46          $ 2.29        $ 1.42
     Extraordinary item, net of taxes                                           -              -               -         (0.02)
                                                                          -------        -------         -------       -------
     Net income                                                            $ 0.59         $ 0.46          $ 2.29        $ 1.40
                                                                          =======        =======         =======       =======
Average number of shares outstanding:
     Basic                                                                   82.8           89.6            84.6          91.4
     Diluted                                                                 83.4           89.9            85.1          92.0
                                                                          =======        =======         =======       =======

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CASH FLOWS  (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                                          Nine Months Ended
                                                                                      ------------------------
(In millions)                                                              October 2, 1999              September 30, 1998
---------------                                                          -------------------         ------------------------
Cash flows from operations
     Net income                                                                    $  195                        $  129
     Adjustments to reconcile net income to
        cash provided by operations:
       Depreciation                                                                     5                             4
       Cost of timber harvested                                                        29                            28
       Other income                                                                   (84)                            -
       Deferred income taxes                                                           19                             3
       Gain on sales of assets                                                        (28)                          (16)
       Change in other assets and other
             liabilities                                                                3                            19
                                                                                  -------                       -------
Cash provided by operations                                                           139                           167
                                                                                  -------                       -------
Cash flows from investment activities
         Property, plant and equipment
                  investments                                                          (1)                           (3)
         Timber and timberlands purchases                                             (48)                          (47)
     Proceeds from sales of assets                                                    104                            39
                                                                                  -------                       -------
Cash provided by(used for)investment activities                                        55                           (11)
                                                                                  -------                       -------
Cash flows from financing activities
     Share repurchases                                                               (124)                         (104)
     Proceeds from option plan exercises                                                9                             -
     (Repayments of) additions to debt                                                (16)                           17
     Cash dividends paid                                                              (63)                          (69)
                                                                                  -------                       -------
Cash used for financing activities                                                   (194)                         (156)
                                                                                  -------                       -------
Increase in cash                                                                        -                             -
     Balance at beginning of period                                                     -                             -
                                                                                  -------                       -------
     Balance at end of period                                                      $    -                        $    -
                                                                                  =======                       =======

The accompanying notes are an integral part of these financial statements.

COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                                      October 2,          December 31,
(In millions)                                                                            1999                 1998
---------------                                                                      ------------         ------------
ASSETS
Timber and timberlands
     Timberlands                                                                      $      302            $     303
     Fee timber                                                                              563                  580
     Reforestation                                                                           253                  227
     Other                                                                                    53                   34
                                                                                      ----------            ---------
Total timber and timberlands                                                               1,171                1,144
                                                                                      ----------            ---------
Property, plant and equipment, less accumulated
     depreciation of $46 and $42, respectively                                                22                   24
                                                                                      ----------            ---------
Other assets                                                                                  25                    6
                                                                                      ----------            ---------
Total assets                                                                          $    1,218            $   1,174
                                                                                      ==========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                                   $     967            $     983
                                                                                       ---------            ---------
Other liabilities                                                                             54                   32
                                                                                       ---------            ---------
Deferred income tax liabilities                                                              263                  244
                                                                                       ---------            ---------

Total liabilities                                                                          1,284                1,259

Commitments and contingencies

Shareholders' equity                                                                         (66)                 (85)
                                                                                       ---------            ---------
Total liabilities and shareholders' equity                                             $   1,218            $   1,174
                                                                                       =========            =========

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

     On or about April 22, 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of one less day and two additional days on the three months and nine months ended October 2, 1999, respectively, was not material. There will be no transition period on which to report.

2. OTHER INCOME. During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pre-tax gain of $84 million ($50 million after tax).

3. EXTRAORDINARY ITEM. The Corporation redeemed approximately $600 million of its outstanding debt during the first nine months of 1998. As a result, the Corporation recognized an after-tax extraordinary loss of $15 million, of which $14 million was recognized in the first quarter of 1998 and $1 million was recognized in the second quarter of 1998.

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

The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 1999 and 1998.

                                                       Three Months Ended             Nine Months Ended
                                                       ------------------            ------------------
(In millions, except                               October 2,      Sept. 30,      October 2,      Sept. 30,
per share amounts)                                    1999           1998            1999           1998
                                                      ----           ----            ----           ----
Basic and diluted income available to
  Shareholders (numerator):
     Income before extraordinary item              $      49       $     41       $     195       $    131
     Extraordinary item, net of taxes                      -              -               -             (2)
                                                   ---------      ---------       ---------       --------
     Net income                                    $      49      $      41       $     195       $    129
                                                   =========      =========       =========       ========
Shares (denominator):                                   82.8           89.6            84.6           91.4
  Average shares outstanding
  Dilutive securities:
     Stock incentive and option plans                    0.5           0.3           0.4               0.6
     Employee stock purchase plans                       0.1             -           0.1                 -
                                                   ---------      ---------       ---------       --------
   Total assuming conversion                            83.4          89.9          85.1              92.0
                                                   =========      =========       =========       ========
Basic per share amounts:
     Income before extraordinary item              $    0.59      $   0.46        $ 2.30          $   1.43
     Extraordinary item, net of taxes                      -             -             -             (0.02)
                                                   ---------      ---------       ---------       --------
                                                   $    0.59      $   0.46        $ 2.30          $   1.41
                                                   =========      =========       =========       ========
     Net income

Diluted per share amounts:
     Income before extraordinary item              $    0.59      $   0.46        $ 2.29          $   1.42
     Extraordinary item, net of taxes                      -             -             -             (0.02)
                                                   ---------      ---------       ---------       --------
     Net income                                    $    0.59      $   0.46        $ 2.29          $   1.40
                                                   =========      =========       =========       ========

5. COMPREHENSIVE INCOME. The Timber Company's total comprehensive income was $49 million and $195 million, respectively, for the three months and nine months ended October 2, 1999 and was $41 million and $129 million, respectively, for the three months and nine months ended September 30, 1998. Other comprehensive income was insignificant for The Timber Company during each of the three and nine months ended October 2, 1999 and September 30, 1998.

6. DEBT. At June 30, 1997, $1.0 billion of the Corporation's total debt was allocated to The Timber Company for financial statement purposes, and the balance of the Corporation's total debt was allocated to the Georgia-Pacific Group. The Corporation's debt was allocated between the groups based upon a number of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service and dividends. In addition, the Corporation considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. Management believes that such allocation is equitable and reasonable. The Timber Company's debt increases or decreases by the amount of any cash provided by or used for its operating activities, investing activities, dividend payments, share repurchases or issuances and other nondebt-related financing activities.

     On June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2000 and the Canadian agreement expires in May 2004. At October 2, 1999, approximately $947 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold.

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

     On July 22, 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of October 2, 1999, $1,239 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of October 2, 1999, the leverage ratio was 2.3 to 1.0.

     During the second quarter of 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, which notes will be converted into $862.5 million of equity (Georgia-Pacific Group common stock) upon exercise of the purchase contract) (see Note 7). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource.

     Effective October 3, 1999, the Corporation and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. In connection with the formation of Georgia-Pacific Tissue, Georgia-Pacific Tissue financed the $755 million initial distribution to Chesapeake with short-term borrowings from a bank syndicate in October 1999. In the fourth quarter of 1999, the Corporation expects to sell debt under the shelf registration statement filed with the Securities and Exchange Commission and loan or contribute the proceeds through the use of one or more subsidiaries to Georgia-Pacific Tissue in order for Georgia-Pacific Tissue to retire such syndicated bank debt. This short-term financing temporarily increased the Corporation's total debt above the $6.8 billion target debt level for repurchasing stock. The Corporation expects to be able to repurchase stock again in the fourth quarter once the debt level falls below the target.

7. SENIOR DEFERRABLE NOTES. On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units will not be included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets.

8. SHARE REPURCHASES. During the first nine months of 1999, The Timber Company purchased on the open market approximately 5,047,000 shares of The Timber Company common stock, all of which were held as treasury stock at October 2, 1999, at an aggregate price of $124 million ($24.48 average per share). During the first nine months of 1998, The Timber Company purchased on the open market 4,860,000 shares of The Timber Company common stock at an aggregate price of $105 million ($21.60 average per share). Of these repurchased shares, approximately 4,829,000 shares were held as treasury and 31,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998.

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

     The Corporation is involved in environmental remediation activities at approximately 184 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 49 percent are being investigated, approximately 27 percent are being remediated and approximately 24 percent are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 77,000 such plaintiffs as of November 3, 1999 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

     In May 1997, the Corporation and nine other companies were named as defendants in a suit brought by the Attorney General of the State of Florida alleging that they engaged in conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of federal and state laws. Approximately 45 similar suits have been filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation. The Settlement Agreement states that the Attorney General is dismissing its claims in the public interest and consistent with its responsibilities. The Agreement also provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price fixing conspiracy. In addition, the Corporation agreed to donate certain real property to the State of Florida, Board of Trustees of the Internal Improvement Trust. The value of this real property is not material to the results of operations or financial position of the Corporation.

     In addition, as part of the formation of the joint venture with Chesapeake described in Note 7, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these cases. The Corporation and Wisconsin Tissue have denied that they have engaged in any of the illegal conduct alleged in these cases and intend to defend themselves vigorously.

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

Georgia-Pacific Corporation--The Timber Company
                                                                          Three Months Ended            Three Months Ended
                                                                           October 2, 1999              September 30, 1998
                                                                       ------------------------     ----------------------------
(In millions, except per share amounts)                               As Reported   Pro forma (a)   As Reported     Pro forma (a)
--------------------------------------                                -----------   ------------    -----------    -------------
Net Sales                                                             $      139    $       139     $       143    $      133
Depreciation and cost of timber harvested                                     12             12              11            10
Income before income taxes and
   Extraordinary item                                                         78             78              67            58
Net income                                                                    49             49              41            35
Basic earnings per share                                                    0.59           0.59            0.46          0.39
Diluted earnings per share                                                  0.59           0.59            0.46          0.39

                                                                          Nine Months Ended               Nine Months Ended
                                                                           October 2, 1999                September 30, 1998
                                                                       -----------------------       ---------------------------
In millions, except per share amounts)                                As Reported   Pro forma (a)   As Reported     Pro forma (a)
-------------------------------------                                 -----------   ------------    -----------    -------------
Net Sales                                                             $      418    $       412     $       407    $      421
Depreciation and cost of timber harvested                                     34             33              32            34
Income before income taxes and
   Extraordinary item                                                        319            314             215           277
Net income                                                                   195            192             129           136
Basic earnings per share                                                    2.30           2.27            1.41          1.49
Diluted earnings per share                                                  2.29           2.26            1.40          1.48

     (a) Reported on a pro forma basis as if The Timber Company had recognized revenues and earnings on timber deed sales to Georgia-Pacific Group at the time of the contract, which is the accounting treatment utilized in the case of timber deeds sold to third parties.

11. SUBSEQUENT EVENT. On November 1, 1999, The Timber Company signed a definitive agreement to sell approximately 194,000 acres of its redwood and Douglas fir timberlands in northern California for a purchase price of approximately $397 million. The sale is expected to close by the end of the year, subject to the buyer obtaining required financing and approval by the Corporation's board of directors.

SELECTED COMBINED SALES DATA (Unaudited)
Georgia-Pacific Corporation--The Timber Company

                                                                          Three Months Ended            Nine Months Ended
                                                                      -------------------------      ------------------------
                                                                      October 2,      Sept. 30,      October 2,     Sept. 30,
                                                                         1999           1998            1999           1998
                                                                      ----------     ----------      ----------    ----------
VOLUME (in thousand tons)
Southern softwood sawtimber                                                1,582          1,506           5,233         4,376
Western softwood sawtimber                                                   413            491           1,110         1,260
Softwood pulpwood                                                          1,126          1,208           3,319         3,195
Hardwood sawtimber                                                           181            139             409           297
Hardwood pulpwood                                                            679            665           1,621         1,601
                                                                      ----------     ----------      ----------    ----------
Total volume                                                               3,981          4,009          11,692        10,729
                                                                      ==========     ==========      ==========    ==========
SELLING PRICES (per ton)
Southern softwood sawtimber                                           $       46     $       48      $       47    $       51
Western softwood sawtimber                                                    87             69              82            71
Softwood pulpwood                                                             11             12              12            15
Hardwood sawtimber                                                            36             41              34            37
Hardwood pulpwood                                                              6             10               7            11

Weighted average price                                                        34             33              34            37


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

The Timber Company reported net sales of approximately $139 and $143 million for the third quarter of 1999 and 1998, respectively. Net income for the 1999 third quarter was $49 million, or $0.59 diluted earnings per share, compared with $41 million, or $0.46 diluted earnings per share, in 1998. The 1998 third quarter results included a $1.4 million write-off for the loss of pre-merchantable timber destroyed by forest fires in Florida in June 1998. In addition, the pre-tax impact from reduced selling prices for timber salvaged from these fires is estimated to be approximately $5 million in the third quarter of 1998.

Timber sales were relatively unchanged from the prior year third quarter, decreasing $2 million, from $134 million in the third quarter of 1998 to $132 million in the third quarter of 1999. This is primarily a result of strong Western sawtimber prices offset by slightly lower prices for Southern sawtimber. Western sawtimber volumes decreased 16 percent compared to the third quarter of 1998, due in part to harvesting restrictions brought about by dry weather and associated fire hazards in the Northwest. The decline in volume for Western sawtimber was more than offset by a 26 percent increase in price for the same period. Southern sawtimber harvest volumes were approximately 5 percent higher than the third quarter of 1998. Total third quarter harvest volumes in 1999 were almost identical to the third quarter of 1998.

Total 1999 harvest volumes are anticipated to remain comparable to 1998. Year-to-date harvest volumes are ahead of plan and, as a result, harvest volumes will decrease in the fourth quarter of 1999 compared to the third quarter of 1999. Additionally, as a result of the land sales in the Northeast, The Timber Company expects hardwood pulpwood harvest volumes to be slightly lower for the year. In the fourth quarter 1999, revenues from hunting permits will be minimal as these revenues are seasonal, with the majority of the revenues recognized when received in the second and third quarters of each year.

Western sawtimber prices increased 26 percent quarter over quarter, primarily due to a shift in product mix and a significant increase in Douglas Fir prices early in the third quarter of 1999. These price increases were due in part to recovering Asian markets and the related effect of export log markets. Douglas Fir prices declined and leveled off as the quarter came to a close. Southern sawtimber prices decreased slightly from 1998, reaching their seasonal lows and began trending upward towards the end of the quarter. Softwood pulpwood prices were down 8 percent compared to the third quarter of 1998 due in part to dry weather. Hardwood pulpwood prices also continued to drop, as expected.

The Timber Company expects Southern sawtimber prices to continue to trend upward in the fourth quarter, though the prices will vary across the basins. In the south, seasonally wet weather impacts available harvestable timber supply which may translate into rising prices. Prices for pulpwood are beginning to trend upward, but notable increases are not anticipated before the end of the year without significant wet weather conditions. The Timber Company expects pricing of Western sawtimber to continue to be good, with some seasonal moderation in both price and volume.

Earnings before interest and taxes increased $11 million from the same period a year ago to $95 million in the third quarter of 1999. The 13 percent increase resulted primarily from an increase in gains on miscellaneous land sales of $15 million over the 1998 third quarter.

General and administrative expense was $12 million for the third quarter 1999 compared with $8 million for the same period in 1998. The 1999 third quarter includes $2 million of one-time, non-recurring charges, primarily related to charitable contributions.

Interest expense remained unchanged at $17 million for both the third quarters of 1999 and 1998. Interest on slightly higher average debt levels in the third quarter of 1999 compared with the 1998 third quarter, was offset by a decrease in the weighted average interest rate.

YEAR-TO-DATE THIRD QUARTER 1999 COMPARED WITH YEAR-TO-DATE THIRD QUARTER 1998

The Timber Company reported net sales of approximately $418 million and net income of $195 million, or $2.29 diluted earnings per share, for the nine-month period ended October 2, 1999 compared to net sales of $407 million and net income of $129 million, or $1.40 cents diluted earnings per share, for the nine months ended September 30, 1998. The 1999 results included a one-time, after-tax gain of $50 million ($0.59 cents diluted earnings per share) from the sale of company timberlands in Maine and New Brunswick. The 1998 results included an extraordinary, after-tax loss of $2 million, or $0.02 diluted earnings per share, for the early retirement of debt.

Timber sales increased $12 million year-to-date, from $389 million as of September 30, 1998 to $401 million as of October 2, 1999, primarily as a result of strong Southern sawtimber harvest volumes and an increase in Western sawtimber prices. Southern sawtimber harvest volumes increased 20 percent compared to the first nine months of 1998, which substantially offset the decrease in price for the same period. Total harvest volumes were up by 9 percent due to strong demand for building products as well as recovering Asian markets in 1999; however, full year 1999 harvest volumes are expected to remain relatively constant with 1998 full year harvest levels. Year-to-date harvest volumes are ahead of plan and as a result, harvest volumes will decrease in the fourth quarter of 1999. In addition, softwood pulpwood volume increased 4 percent compared to the first nine months of 1998. Western sawtimber volumes decreased 12 percent compared to the first nine months of 1998 due in part to weather conditions which restricted harvesting in the Northwest during the first nine months of 1999. The decline in Western sawtimber volume was offset by an increase in price for the same period. Additionally, The Timber Company increased its total sales revenue to third parties from 21 percent in the first nine months of 1998 to 34 percent in the first nine months of 1999.

Southern sawtimber prices decreased 8 percent from record levels in 1998 due in part to the dry ground conditions in the south and a change in the operating policy between The Timber Company and The Georgia-Pacific Group. This operating policy change, which was effective July 1, 1998, impacted the prices for southern timber by adjusting them monthly, rather than quarterly. The decline in Southern sawtimber prices was offset by increased harvest volumes due in part to strong demand in the building products business. Softwood pulpwood prices were down 20 percent compared to the first nine months of 1998 due to a combination of dry weather, the change in the operating policy between The Timber Company and The Georgia-Pacific Group (as described above) and pulp mill curtailments and/or shutdowns in the first half of 1999. Though pulp and paper pricing is beginning to recover, prices for these products remain below last year levels. Increased harvest volumes helped to mitigate the impact of this softening in price. Hardwood pulpwood prices also continued to drop, as anticipated. Western sawtimber prices increased 15 percent year over year, primarily due to recovering western markets. Also contributing was the increased demand in the building products business that was experienced during the first half of 1999.

Excluding the pre-tax gain on the sale of timberlands in Maine and New Brunswick of $84 million in the second quarter of 1999, earnings before interest and taxes increased $20 million to $287 million in the first nine months of 1999 compared with $267 million in the first nine months of 1998. The 7 percent increase resulted primarily from an increase in gains on miscellaneous land sales of $12 million over the 1998 third quarter and the negative impact on 1998 of the forest fires in Florida. Overall, 9 percent higher total harvest volumes helped to offset the year over year 8 percent decline in average sales price.

General and administrative expense was $32 million for the first nine months of 1999 compared with $26 million for the same period in 1998. The increase is due to higher incentive compensation accruals, higher litigation costs and $2 million of one-time, non-recurring charges in the third quarter of 1999, primarily related to charitable contributions.

Interest expense remained unchanged at $52 million for both the first nine months of 1999 and 1998. Interest on slightly higher average debt levels during 1999 compared with the 1998, was offset by a decrease in the weighted average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Timber Company generated cash from operations of $139 million during the nine months ended October 2, 1999 compared with $167 million for the same period a year ago. The decrease is due in part to the cash received from the sale of a timber deed sold to The Georgia-Pacific Group in the second quarter of 1998 for approximately $23 million and to taxes paid on gains from the 1999 timberland sales.

INVESTING ACTIVITIES. Expenditures during the first nine months of 1999, including acquisitions, were $49 million of which $32 is related to silvicultural investments. Expenditures for the same period in 1998 totaled $50 million, with $32 million related to silvicultural investments. The Timber Company expects to invest approximately $50 million in 1999, without considering the cost of any acquisitions, primarily for silvicultural investments.

Proceeds from sales of assets were $104 million for the first nine months of 1999. In addition to miscellaneous land sales, during the year, The Timber Company sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million. In conjunction with the sale of the Maine timberlands, the Corporation received notes receivable from the purchaser for approximately $51 million. The Corporation expects to monetize these notes through the issuance of notes payable in a private placement during the fourth quarter of 1999. These notes are included in "Other Assets" on the Corporation's balance sheet at October 2, 1999. The proceeds from both these timberland sales are reflected as "Proceeds from sales of assets" on The Timber Company's Statements of Cash Flows. The proceeds received by The Timber Company were used primarily to repurchase shares of The Timber Company's stock. During the first nine months of 1998, The Timber Company received $39 million in proceeds from the sale of assets, principally real estate development properties located in South Carolina and Florida. These proceeds were used to repay outstanding debt.

On November 1, 1999, The Timber Company signed a definitive agreement to sell approximately 194,000 acres of its redwood and Douglas fir timberlands in northern California for a purchase price of approximately $397 million. The sale is expected to close by the end of the year, subject to the buyer obtaining required financing and approval by the Corporation's board of directors. In conjunction with the sale, the Corporation expects to receive notes receivable from the purchaser for the purchase price. The Corporation expects these notes receivable to be fully secured by a stand by letter of credit with an unaffiliated third party. Additionally, the Corporation expects to monetize these notes through the issuance of notes payable in a private placement during the first half of 2000. The Timber Company expects to use the proceeds of the monetization to repay debt. This sale concludes The Timber Company's strategic repositioning of its timberland portfolio. The estimated annual harvest from these California timberlands for 1999 is approximately 83 million board feet of softwood sawtimber. The estimated annual operating profit and capital expenditures for 1999 related to these timberlands is $30 million and $1 million, respectively. The Georgia-Pacific's Fort Bragg sawmill has a wood supply agreement with The Timber Company through 2000 which was transferred as part of the sale agreement.

The Timber Company expects to continue to optimize its timber portfolio for the remainder of 1999, selling selected properties that have a greater alternative value, as conservation, commercial or recreational sites. There are currently approximately 130,000 acres of scattered parcels which have been identified for such sales.

FINANCING ACTIVITIES. The Corporation's total debt, excluding senior deferrable notes, increased by $614 million to $6,165 million at October 2, 1999 from $5,551 million at December 31, 1998. At October 2, 1999 and December 31, 1998, $5,198 million and $4,568 million, respectively, of such total debt was Georgia-Pacific Group's debt and $967 million and $983 million, respectively, was The Timber Company's debt.

In June 1999, the Corporation renegotiated its accounts receivable sale program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2000 and the Canadian agreement expires in May 2004. At October 2, 1999, approximately $947 million was outstanding under the Corporation's and Unisources programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as current receivables and short-term debt, respectively on the accompanying balance sheets. The agreements are accounted for as a secured borrowing. As collections reduce previously sold interests, new receivables may be sold.

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

On July 22, 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of October 2, 1999, $1,239 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of October 2, 1999, the leverage ratio was 2.3 to 1.0.

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

During the first nine months of 1999, approximately $79 million of fixed and floating rate industrial revenue bonds were replaced, of which $66 million were refunded by fixed rate instruments and $13 million were refunded by variable rate instruments.

In connection with the acquisition of Unisource, the Corporation retained former Unisource industrial revenue bonds in the amount of $9 million and capital leases in the amount of $12 million. These amounts are included in the Corporation's total debt.

As of October 2, 1999, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, which notes will be converted into $862.5 million of equity (Georgia-Pacific Group common stock) upon exercise of the purchase contracts. The $862.5 million of cash (less expenses) raised in the sale of the PEPS Units was used to pay for the acquisition of Unisource. Proceeds from the issuance of securities under this registration statement may be used for general corporate purposes, including the reduction of short-term debt, acquisitions, investments in, or extension or credit to, the Corporation's subsidiaries and the acquisition of real property.

In connection with the formation of Georgia-Pacific, Georgia-Pacific Tissue financed the $755 million initial distribution to Chesapeake with short-term borrowings from a bank syndicate in October 1999. In the fourth quarter of 1999, the Corporation expects to sell debt under the shelf registration statement filed with the Securities and Exchange Commission and loan or contribute the proceeds through the use of one or more subsidiaries to Georgia-Pacific Tissue in order for Georgia-Pacific Tissue to retire such syndicated bank debt. This short-term financing temporarily increased the Corporation's total debt above the $6.8 billion target debt level for repurchasing stock. The Corporation expects to be able to repurchase stock again in the fourth quarter once the debt level falls below the target.

On October 7, 1999, approximately $10 million of floating rate industrial revenue bonds, due December 1, 2025, were replaced by $10 million fixed rate industrial revenue bonds issued on October 1, 1999.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of October 2, 1999. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

Georgia-Pacific Corporation and Subsidiaries


(In millions)                                               1999               2000              2001              2002
------------                                               ------             ------            ------            ------
Debt
Commercial paper and other short-term notes                        -                 -                  -                 -
   Average interest rates                                          -                 -                  -                 -
Notes and debentures                                               -                 -                  -           $   300
   Average interest rates                                          -                 -                  -                10%
Revenue bonds                                                $    10            $   24            $      6          $    74
   Average interest rates                                        5.3%              4.2%               3.9%              3.8%
Other loans                                                        -            $   13                  -                 -
   Average interest rates                                          -               8.0%                 -                 -
Accounts receivable sale program                                   -                 -                  -                 -
   Average interest rates                                          -                 -                  -                 -
Senior deferrable notes                                            -                 -                  -                 -
   Average interest rates                                          -                 -                  -                 -
Notional principal amount of interest rate exchange
agreements                                                   $   100            $  177                  -           $   131
   Average interest rate paid (fixed)                            6.4%              7.7%                 -               5.9%
   Average interest rate received (variable)                     5.5%              5.5%                 -               5.4%

Georgia-Pacific Corporation and Subsidiaries

                                                                                                             Fair value July
(In millions)                                               2003            Thereafter          Total            3, 1999
-------------                                              -------        -------------        -------       ---------------
Debt
Commercial paper and other short-term notes                      -        $      761           $     761        $     761
   Average interest rates                                        -               5.7%                5.7%             5.7%
Notes and debentures                                        $  300        $    2,900           $   3,500        $   3,490
   Average interest rates                                      5.7%              8.6%                8.4%             8.0%
Revenue bonds                                                    -        $      550           $     664        $     573
   Average interest rates                                        -               5.3%                5.1%             8.0%
Other loans                                                 $   14                 -           $      27        $      27
   Average interest rates                                      5.7%                -                 6.8%             7.3%
Accounts receivable sale program                                 -        $      947           $     947        $     947
   Average interest rates                                        -               5.6%                5.6%             5.6%
Senior deferrable notes                                          -        $      863           $     863        $     870
   Average interest rates                                        -              7.15%               7.15%             7.3%
Notional principal amount of interest rate exchange                                            $
agreements                                                  $  300                 -                 708        $       4
   Average interest rate paid (fixed)                          5.9%                -                 6.4%             6.4%
   Average interest rate received (variable)                   5.9%                -                 5.7%             5.7%

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. The Corporation intends to re-market the senior deferrable notes on or before August 16, 2002 at an interest rate that will be equal to or greater than 7.15%; thus extending the maturity of the senior deferrable notes to August 16, 2004. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003. The fair value of interest rate exchange agreements exclude amounts used to determine the fair value of related notes and debentures.

At October 2, 1999, the Corporation's weighted average interest rate on its debt, excluding the senior deferrable notes, was 7.0% including the accounts receivable sale program and outstanding interest rate exchange agreements. At October 2, 1999, these interest rate exchange agreements effectively converted approximately $708 million of floating rate obligations with a weighted average interest rate of 5.7% to fixed rate obligations with an average effective interest rate of 6.4%. These agreements have a weighted average maturity of approximately 2.5 years. As of October 2, 1999, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $1.6 billion.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at October 2, 1999.

During the first nine months of 1999, The Timber Company purchased on the open market approximately 5,046,000 shares of The Timber Company common stock, all of which were held as treasury stock at October 2, 1999, at an aggregate price of $124 million ($24.57 average per share).

During the first nine months of 1998, The Timber Company purchased on the open market 4,860,000 shares of The Timber Company common stock at an aggregate price of $105 million ($21.60 average per share). Of these repurchased shares, approximately 4,829,000 shares were held as treasury and 31,000 shares were purchased during the first nine months of 1998 and settled after September 30, 1998

Subsequent to October 2, 1999 through November 3, 1999, The Timber Company purchased on the open market approximately 53,000 shares of The Timber Company stock at an aggregate price of $1 million ($23.68 average per share). The Timber Company expects to repurchase shares of The Timber Company common stock throughout 1999 as long as debt levels are below the established thresholds.

During the first nine months of 1999, The Timber Company received $9 million from the exercise of options to purchase The Timber Company common stock.

During the first nine months of 1999 and 1998, The Timber Company paid $63 million and $69 million, respectively, in dividends.

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

The Timber Company has worked to resolve the effects of the Year 2000 problem on its information systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. In 1996, the Corporation began a companywide assessment of the vulnerability of its systems to the Year 2000 problem. Based on such assessment, The Timber Company has developed a Year 2000 plan, under which all of its key information systems were tested, and noncompliant software or technology has being modified or replaced. The Timber Company is also surveying the Year 2000 compliance status and compatibility of customers' and suppliers' systems that interface with The Timber Company's systems or could otherwise impact The Timber Company's operations.

The Timber Company has completed testing and verification of its systems and processes for Year 2000 readiness. The Timber Company completed an inventory of the systems and embedded chips used in its operations and found that only a small percentage of such systems and chips could be subject to Year 2000 problems. The work needed to resolve the Year 2000 problem with regard to its operations was performed as part of normal systems maintenance and replacement practices. The Timber Company did not accelerate its internal maintenance schedule or incur any incremental cost for such work. The Timber Company continues its process of identifying critical suppliers and customers and communicating with each of them to ascertain their level of readiness to address and remediate Year 2000 problems. The most reasonably likely worst-case scenario of failure by The Timber Company or its customers or suppliers to resolve the Year 2000 problem would be a temporary inability on the part of The Timber Company to process timber sales and billings in a timely manner. The Timber Company continues to identify and consider various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which will allow it to minimize the risks of any unresolved Year 2000 problems on its operations and to minimize the effect of any unforeseen Year 2000 failures.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under this "Management's Discussion and Analysis" and other statements contained herein that are not historical facts, including statements regarding pricing trends, expected harvest rotations and The Timber Company's expectations regarding resolution of issues associated with the Year 2000 problem, are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the effect on The Timber Company of government, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; material variations in regional market demand for timber products; fluctuations in interest rates; the ability of The Timber Company, and its customers and suppliers, to address the Year 2000 problem in a timely and efficient manner; and other risks, uncertainties and assumptions discussed in the Corporation's filings with the Securities and Exchange Commission, including the Corporation's Form 10-K dated December 31, 1998, the Corporation's Quarterly Report on Form 10-Q/A for the quarter ended July 3, 1999, and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 8 of the Notes to Combined Financial Statements.

                          PART II - OTHER INFORMATION
                               -----------------
                          GEORGIA-PACIFIC CORPORATION
                                October 2, 1999

Item 1.           Legal Proceedings.

                  The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--Georgia-Pacific Corporation, Note 10 "Commitments and Contingencies" of the Notes to Combined Financial Statements--Georgia-Pacific Group and Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements--The Timber Company filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

                  Representatives from the United States Environmental Protection Agency completed an extended inspection of the Nekoosa, Wisconsin mill the week of November 1 as part of the Agency's announced Pulp and Paper Enforcement Initiative designed to seek out alleged shortcomings in preconstruction permitting and controls for plant modifications made over the last two decades. This is a follow up to an extensive Information Request pursuant to Section 114 of the Clean Air Act this part summer.

                  The Corporation recently discovered and disclosed to the Louisiana Department of Environmental Quality some lapses in appropriate air permitting for modifications made over ten years ago at the Port Hudson pulp and paper mill. Negotiations with the state on how to resolve the issue are currently underway.

Item 5.           Other Information.

                  Effective as of October 3, 1999, the Company and Wisconsin Tissue Mills Inc. ("WTM"), a wholly owned subsidiary of Chesapeake Corporation ("Chesapeake), completed the formation of a joint venture through which the two companies combined their commercial tissue businesses. WTM contributed substantially all of its assets and certain related liabilities to the joint venture, known as Georgia-Pacific Tissue, LLC (the "JV"), and received a 5% equity interest in the JV and a cash distribution of approximately $755 million. The Company contributed certain of its commercial tissue assets and related liabilities to the JV in return for a 95% equity interest.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                         Exhibit 10.1 Joint Venture Agreement Among Georgia-Pacific Corporation, Chesapeake
                                        Corporation, Wisconsin Tissue Mills
                                        Inc., and Georgia-Pacific Tissue, LLC
                                        dated as of October 4, 1999.

                         Exhibit 10.2 Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation.

                         Exhibit 12.1   Statements re Computation of Ratios

                         Exhibit 27.1   Financial Data Schedule.

                 (b) The Corporation filed the following Current Reports on Form 8-K during and subsequent to the end of the quarter ended October 2, 1999:

                         Date 8-K       Description of 8-K

                         July 15, 1999     Filed pursuant to Item 7 - Financial
                                           Statements, Pro Forma Financial
                                           Information and Exhibits, regarding
                                           the unaudited pro forma consolidated
                                           statements of operations data based
                                           on historical financial statements of
                                           the Corporation and on the historical
                                           financial statements of Unisource
                                           Worldwide, Inc., adjusted to give
                                           effect to the acquisition of
                                           Unisource by the Corporation under
                                           the purchase method of accounting.

                         October 4, 1999   Submitted a copy of the Corporation's
                                           News Release issued October 4, 1999,
                                           reporting Georgia-Pacific Group's
                                           regarding the completion of the joint
                                           venture with Chesapeake Corporation
                                           in their respective away-from-home
                                           tissue businesses.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 1999                     GEORGIA-PACIFIC CORPORATION
                                           (Registrant)



                                           by /s/Danny W. Huff
                                              ----------------------------
                                              Danny W. Huff,
                                              Executive Vice President -
                                               Finance and Chief
                                               Financial Officer

                                           by /s/James E. Terrell
                                              ----------------------------
                                              James E. Terrell,
                                              Vice President and Controller
                                               (Chief Accounting Officer)

                          GEORGIA-PACIFIC CORPORATION
                               -----------------
                               INDEX TO EXHIBITS
                        FILED WITH THE QUARTERLY REPORT
                             ON FORM 10-Q FOR THE
                         QUARTER ENDED OCTOBER 2, 1999


Number               Description
------               -----------

10.1 Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue Company, LLC dated as of October 4, 1999.

10.2 Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation.

12.1                 Statements re Computation of Ratios.

27.1                 Financial Data Schedule.





--------------------------------------------------------------------------------
(1)  Filed by EDGAR