Form 10-K
period 2000-01-01
GEORGIA PACIFIC CORP
filed 2000-03-31
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                          Commission File Number 1-3506
                                                 ------

                           GEORGIA-PACIFIC CORPORATION
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its Charter)

         Georgia                                          93-0432081
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer identification
 Incorporation or Organization                            number)

133 Peachtree Street, N.E., Atlanta, Georgia                30303
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area          (404) 652-4000
code                                                ---------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------

Georgia-Pacific Corporation - Georgia-Pacific           New York Stock Exchange
   Group Common Stock ($.80 par value)
Georgia-Pacific Corporation - Timber                    New York Stock Exchange
   Group Common Stock ($.80 par value)

Premium Equity Participating Security
Units---PEPS Units                                      New York Stock Exchange

Georgia-Pacific Group Rights to Purchase                New York Stock Exchange
   Series B Junior Preferred Stock (no par value)
Timber Group Rights to Purchase                         New York Stock Exchange
   Series C Junior Preferred Stock (no par value)

Securities registered pursuant to Section 12(g) of the Act:    None

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  As of the close of business on March 8, 2000, the registrant had 172,205,444 shares of Georgia-Pacific Group Common Stock outstanding and 82,064,710 shares of Timber Group Common Stock outstanding.

                  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 8, 2000 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are "affiliates") was $5,806,552,314.87 for Georgia-Pacific Group Common Stock and $1,743,875,087.50 for Timber Group Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 2000, portions of which are incorporated by reference in Parts I, II and IV of this Form 10-K; and
2. The Corporation's definitive Proxy Statement dated March 24, 2000, for use in connection with the Annual Meeting of Shareholders to be held on May 2, 2000, portions of which are incorporated by reference into
          Part III of this Form 10-K.

                           GEORGIA-PACIFIC CORPORATION


                           ANNUAL REPORT ON FORM 10-K
                    For the Fiscal Year Ended January 1, 2000

                                TABLE OF CONTENTS

                                   PART I                                                                   Page
                                                                                                            ----
Item   1.      Business                                                                                       1
Item   2.      Properties                                                                                     8
Item   3.      Legal Proceedings                                                                              9
Item   4.      Submission of Matters to a Vote of Security Holders                                            9

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related Stockholder Matters                          9
Item   6.      Selected Financial Data                                                                        10
Item   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations          10
Item   7A.     Quantitative and Qualitative Disclosures About Market Risk                                     11
Item   8.      Financial Statements and Supplementary Data                                                    11
Item   9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure           87

                                    PART III

Item   10.     Directors and Executive Officers of the Registrant                                             88
Item   11.     Executive Compensation                                                                         90
Item   12.     Security Ownership of Certain Beneficial Owners and Management                                 90
Item   13.     Certain Relationships and Related Transactions                                                 90

                                     PART IV

Item   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               90


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

Georgia-Pacific Corporation consists of two separate operating groups, the Georgia-Pacific Group and The Timber Company. The performance of these distinct businesses is reflected separately by two classes of common stock. The Georgia-Pacific Group consists of all of the Corporation's manufacturing mills and plants, its building products distribution business and its paper distribution business. The facilities manufacture and sell a wide variety of pulp and paper products (including pulp, communication papers, containerboard, packaging and tissue) and manufactured building products (including plywood, oriented strand board and industrial panels, lumber, gypsum products, chemicals and other products). The Timber Company consists of approximately 4.7 million acres of timberlands owned or leased by the Corporation, together with related facilities and equipment. In 1999, these timberlands supplied approximately 19% of the overall timber requirements of the Corporation's manufacturing facilities.

Additional information pertaining to the Corporation's businesses, including operating segments, is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis" and "Georgia-Pacific Corporation and Subsidiaries - Sales and Operating Profits by Operating Segment (immediately following Note 14), and in Notes 1 and 2 of the Corporation's Consolidated Financial Statements, and is presented under Item 8 of this Form 10-K.

GEORGIA-PACIFIC GROUP

The Georgia-Pacific Group has grown through expansion and acquisitions to become one of the world's leading manufacturers and distributors of building products and pulp and papers. Among North American producers, the Georgia-Pacific Group (the "Group") ranks first in the production of industrial panels, wood bonding resins and industrial thermosetting resins;

second in the production of structural wood panels, communication papers (uncoated free-sheet), gypsum wallboard, market pulp; third in lumber products and tissue products, fourth in linerboard and medium; and fifth in corrugated packaging. The Group's building products distribution segment leads in supplying wholesale building products in the United States. The Group's paper distribution, Unisource, is one of the largest distributors of paper and supplies in North America. The Corporation's chemicals business also supplies paper chemicals and tall oil based chemicals.

Since 1997, the Georgia-Pacific Group has made substantial progress toward its goal of reducing capital expenditures. Management adopted a more disciplined approach to investing in an effort to reduce expenditures for property, plant and equipment from more than $1 billion in 1996 to a normalized level at or below annual depreciation. After maintenance and environmental spending, the Group limits investments in property, plant and equipment either to businesses with higher return opportunities or to projects that lower costs or improve efficiencies. Investments in property, plant and equipment in 1999 totaled $721 million, just below 1999's depreciation of $746 million. This follows 1998's reinvestment of $632 million or of 85% of depreciation.

Georgia-Pacific Group operates its production facilities in five operating business segments: Building Products, Building Products Distribution, Containerboard and Packaging, Pulp and Paper, and Paper Distribution. Operating segment descriptions follow.

BUILDING PRODUCTS
The Georgia-Pacific Group is a leading manufacturer of building products in the United States. The building products segment includes wood panels (including plywood, oriented strand board ("OSB") and industrial panels), lumber, gypsum products, chemicals and other products. These products are manufactured at 148 facilities in the U.S., seven plants in Canada, and through joint ventures in South Africa and South America. The building products business is affected by the level of housing starts; the level of repairs, remodeling and additions; commercial building activity; the availability and cost of financing; and changes in industry capacity. Exports for the building products segment in 1999 were $144 million (about 2% of segment sales), primarily to the Caribbean and Europe.

Wood Panels. A leading producer of structural wood panels in the United States, the Georgia-Pacific Group accounts for about 20 percent of domestic capacity. The segment's 16 softwood plywood plants and six OSB plants can produce in excess of 7 billion square feet of panels annually. With most of these plants located in the Southeast, the business benefits from an ample supply of timber, favorable weather conditions, regional population growth, national economic growth and other factors. OSB is a structural panel made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood including roof decking, sidewall sheathing and floor underlayment.
Early in 1999 the Georgia-Pacific Group began construction of a new OSB plant in Calhoun County Arkansas. The new facility will produce approximately 410 million square feet (3/8") of OSB with start-up scheduled for late 2000. The plant will ultimately replace older, less efficient structural panel capacity within the segment.

The building products segment leads in production of manufactured board products for industrial and construction applications. Nineteen mills manufacture hardboard, particleboard, panelboard, softboard, hardwood plywood, decorative panels and medium-density fiberboard. Applications include furniture, cabinets, housing, retail fixtures, and other industrial products. In 1999 the segment closed its Bemidji, Minnesota hardboard plant. In January 2000 the segment sold its Lebanon, Oregon hardboard plant. The combined capacity of these facilities was 209 million square feet (1/8" basis).

Lumber. The third-largest lumber producer in North America, the Georgia-Pacific Group annually manufactures about 2.7 billion board feet or approximately 5 percent of domestic lumber production. Most of the Group's 37 lumber mills are located in the U.S. South. Lumber products are manufactured from Southern pine, a variety of Appalachian and Southern hardwoods, cypress, redwood, cedar, spruce, hemlock and Douglas fir.

In 1999 the segment acquired the operations of four lumber treating facilities bringing our total to 12. These assets increase the Corporation's capacity to pressure-treat lumber to more than one billion feet annually, ranking the Corporation among the top producers of pressure treated lumber in the nation. Pressure treated lumber is used primarily in construction of outdoor structures such as decks, fences, bridges and playground equipment.

Demand for the building products segment's engineered lumber products has increased in recent years as wood I-joists (made from veneer, OSB and sawn lumber) appear to have become the product of choice for floor joist applications. Laminated veneer lumber and wood I-joists are designed to meet the precise structural performance requirements of roofing and flooring systems.

Gypsum Products. The Georgia-Pacific Group operates 20 gypsum board plants throughout the U.S. and Canada and is the second-largest producer of gypsum wallboard in North America, with an annual capacity of 6.55 billion square feet. Gypsum products include wallboard, Dens specialty panels, fire-door cores, industrial plaster and joint compound. In addition, the business is vertically integrated in both paper and gypsum rock operating four recycled gypsum paperboard mills and ten gypsum quarries/mines. Gypsum reserves are approximately 309 million recoverable tons, an estimated 48-year supply at current production rates.

In 1999 the Georgia-Pacific Group's new gypsum wallboard facility at Wheatfield, Indiana began production. This low-cost facility has an annual capacity of a new 500 million square feet and uses synthetic gypsum, a waste by-product of a nearby power generation plant, as its primary raw material. This arrangement provides the business with a new low-cost source of raw material while more than doubling the amount of this waste recycled in the State of Indiana. In January 2000 one of the business' older technology, higher-cost gypsum wallboard facilities was closed in Grand Rapids, Michigan.

Chemicals. The building products segment's chemicals business is the forest products industry's leading supplier of wood bonding resins, industrial thermosetting resins, paper chemicals, and tall oil based chemicals. The business ships more than four billion pounds of thermosetting resins, formaldehyde, pulp chemicals, and paper chemicals annually from 20 plants to most of the major buyers of these products. It also operates internationally through joint ventures in South Africa, Argentina, and Chile. The segment also produces chemicals and resins for use in a variety of specialty applications in other industries, including roofing, thermal insulation, metalworking, coatings, fertilizer, and transportation. In 1999 the segment acquired Actrachem, a manufacturer of specialty chemical additives for a variety of industrial markets. Also in 1999 the segment closed its chlor/alkali manufacturing operations at Bellingham, Washington. This closure follows Georgia-Pacific's decision to convert to pulp bleaching processes that does not use elemental chlorine. There is an ongoing search for opportunities to leverage our chemicals technology and other business strengths worldwide.

BUILDING PRODUCTS DISTRIBUTION
The building products distribution division of the Georgia-Pacific Group is the leading domestic wholesaler of building products. It sells building products to independent dealers, industrial customers and large home improvement centers from 63 locations throughout the U.S. and one in Canada. The building products distribution business provides a nationwide outlet for a significant portion of the Georgia-Pacific Group's building products. It also sells building products purchased from third parties which make up a substantial portion of the segment's sales. Building Products distribution's geographic coverage and product breadth are unmatched in North America. The building products distribution business is affected by the availability and cost of financing, the pace of new-home construction, and the level of repair and remodel expenditures.

In 1995, the segment began reengineering its organizational, logistical and information systems. Implementation of these initiatives, however, were far more costly and difficult than anticipated. As part of an aggressive effort to return these operations to profitability, management decided in late 1997 to sell or close the division's millwork fabrication facilities and a number of distribution centers in the Western U.S. These efforts were concluded in 1998 and since the last half of 1998, the segment was profitable. In 1999, performance continued to improve as cost reduction efforts and strong demand for building products combined to boost segment operating profits to $63 million.

CONTAINERBOARD AND PACKAGING
The containerboard and packaging segment produces containerboard, corrugated containers and packaging, bleached paperboard and kraft paper. One of the largest domestic producers of containerboard, the containerboard and packaging segment is the second largest supplier of containerboard to independent converters in the U.S. Annual capacity at the Group's five primary containerboard mills and two smaller mills totals 4.1 million tons, representing about 11 percent of total U.S. capacity. The segment's 50 corrugated packaging plants consume approximately 70 percent of the segment's containerboard production; the remainder is sold to independent box converters in the United States, Latin America and Asia. Markets for containerboard and packaging products are affected primarily by changes in industry capacity and the level of industrial activity in the U.S. and export markets. Containerboard exports totaled 460,000 tons during 1999 compared to 1998's level of 520,000 tons. In 1999, the segment further integrated its linerboard and medium production into its own packaging plants with the acquisition of Connelly Containers, an industry leader in the production of triple-wall corrugated packaging and graphics. Also during the year, the segment closed a corrugated sheet manufacturing facility in Devens, Massachusetts. In January 2000 the business sold a packaging plant in Warren County, North Carolina.

In addition to standard corrugated containers, the segment's packaging plants manufacture many specialty packaging products. These include double- and triple-wall boxes, bulk bins, water-resistant packaging, and high-finish and preprinted packaging for point-of-sale displays. The Technology and Development Center in Norcross, Georgia, uses state-of-the-art technology to design and test packaging for customers.

The containerboard and packaging segment also produces bleached paperboard for use in frozen food containers, food service items and other products. Our bleached paperboard products are sold primarily through our joint venture with Gulf States Paper Company under the established CartonMate(TM) paperboard trademark.

PULP AND PAPER
The pulp and paper segment produces market pulp, communication papers, tissue and other products at 22 facilities in North America. Combined production capacity for pulp, paper and tissue is 5.4 million tons. The pulp and paper segment's mills are among the industry's lowest cost producers. An initiative over the past several years has motivated employees throughout the mill system to find ways to continually reduce costs, increase quality, and reduce maintenance spending. Markets for pulp and paper products are affected primarily by changes in industry capacity, the level of economic growth in the U.S. and export markets, and fluctuations in currency exchange rates. Exports from this business segment consist chiefly of market pulp bound for Asia, Europe, and Latin America. In 1999 exports for the pulp and paper segment were $535 million, about 14% of segment sales.

Market Pulp. The Georgia-Pacific Group ranks second in the production of market pulp. The pulp and paper segment includes five pulp mills with a combined annual capacity of 2.0 million tons, approximately 21 percent of U.S. capacity. These mills produce primarily Southern softwood, Northern hardwood, and sulfite pulps for use in the manufacture of many paper grades. The segment also is a major supplier of fluff pulp and other specialty pulps. Fluff pulp is used primarily in the manufacture of disposable diapers and other sanitary items. Demand continues to grow for these products, particularly in developing countries.

Communication Papers. The Georgia-Pacific Group is the nation's second-largest domestic producer of communication papers. Also known as uncoated free-sheet, communication papers are used in office copy machines and printers, commercial printing, business forms, stationery, tablets, books, envelopes, labels and checks. The pulp and paper segment's seven uncoated free-sheet paper mills have a combined annual capacity of 2.3 million tons, approximately 15 percent of U.S. capacity. These products are sold through our paper distribution segment, other major paper distributors, office product distributors, printing equipment manufacturers, retailers and converters. Products are sold under a variety of names including: Microprint(TM), Quantum(TM), Spectrum(TM), Nekoosa Solutions(TM), Valorem(TM), Geocycle(TM), HOTS(TM), St. Croix(TM), Re-Comm(TM) and Westminster(TM).

In 1999, the communication papers business continued to focus on its strategy of reducing costs and improving customer service levels. This business completed the introduction of a major systems initiative that management believes will enable the business to continue to optimize paper machine productivity, decrease order fulfillment time, and reduce transportation and inventory costs.

Effective October 4, 1999, the Georgia-Pacific Group and Chesapeake Corp. (Chesapeake) completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Georgia-Pacific Group contributed substantially all the assets of its commercial tissue business to the joint venture. The Georgia-Pacific Group controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture for which it received a 5% equity interest in the joint venture and an initial cash distribution of approximately $755 million. Wisconsin Tissue's results of operations were combined with the Georgia-Pacific Group's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The combined business ranks third among North American producers of tissue products, which include bath tissue, paper towels and napkins made from virgin and recycled fibers. These products are manufactured at 8 mills and 6 converting plants. Capacity totals approximately 1.1 million tons annually, over 14 percent of North American capacity. Approximately 50 percent is sold to customers through grocery, drug and mass merchandise retailers. Consumer brand names include Angel Soft(TM), Sparkle(TM), Coronet(TM), MD(TM) and Delta(TM). The other 50 percent of production is sold primarily to commercial and industrial markets through our paper distribution segment, independent paper distributors, food service and janitorial distributors, and directly to national fast food accounts. The business' proprietary dispensing system for the Cormatic(TM), Ultimatic(TM) and Guardian(TM) brands continued to expand in 1999. The Wisconsin Tissue venture adds several new brand names to the business' product offering including Park Avenue(TM), Main Street(TM), and Second Nature(TM).

PAPER DISTRIBUTION
The paper distribution segment was formed with the acquisition of Unisource by Georgia-Pacific Group in July of 1999. The segment is a leading distributor of printing and imaging paper, packaging systems, and sanitary maintenance supplies in North America. Unisource operates primarily in the United States, 26 locations in Canada, and 22 locations in Mexico and is a large distribution customer for most major paper producers in North America, including the Georgia-Pacific Group's paper and packaging businesses. The segment operates from 11 customer service centers, 127 warehouses, and 57 Paper Plus retail store locations in the United States. The paper distribution segment is affected by the level of economic activity in the United States, Canada and Mexico and the pricing environment of paper and paper products.

Unisource sells and distributes high-quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as to corporate and retail copy centers, in-plant print facilities, government institutions and other paper intensive businesses. Unisource also sells and distributes a broad range of packaging and maintenance supplies, equipment and services (principally to manufacturers, food processors, and retailers); maintenance supplies and equipment such as carton erectors, baggers and filers as well as films, shrink-wrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and food service supplies such as films and food wraps, food containers and disposable apparel for food service workers. Unisource was an operating segment of the Georgia-Pacific Group, for the last half of 1999 with revenues during the period of $3.33 billion. Roughly two thirds of the revenue was derived from printing and imaging and one third derived from packaging and supplies.

Additional information pertaining to Georgia-Pacific Group's businesses, including operating segments, is set forth under the captions "Georgia-Pacific Group - Management's Discussion and Analysis" and in Georgia-Pacific Group's Notes 1-4 of the Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1, and is incorporated herein by reference.

THE TIMBER COMPANY

The Timber Company is engaged in the business of growing and marketing timber. The Company is one of the largest timberland owners in the United States, owning or controlling approximately 4.7 million acres. These timberlands are located in three regions: 4.0 million acres of primarily pine forests in the South; 286,000 acres of primarily Douglas fir forests in Oregon; and 525,000 acres of mixed hardwood forests in the Appalachian and north central regions of the United States. These timberlands are within economic reach of over 1,000 customers and grow various commercial species of trees for industrial wood users, including the Georgia-Pacific Group. Principal products include softwood sawtimber, softwood pulpwood, hardwood sawtimber and hardwood pulpwood.

The Timber Company also operates six world-class nurseries, and plants more than 125 million conifer seedlings each year. It does not own or operate logging equipment or converting facilities. Logging operations are performed by independent contractors working for purchasers of the standing timber or, in certain circumstances, for The Timber Company.

The Company also engages in certain businesses related to ownership and management of its timberlands including, but not limited to, the management of hunting leases and mineral rights and the continuous evaluation and sale of selected properties that have greater value as conservation, commercial or recreational sites.

The Timber Company attempts to maximize shareholder value through the implementation of strategies that constantly focus on merchandising timber for maximum return, maximizing timberland productivity, controlling costs, enhancing the quality of its timberlands portfolio and ensuring environmentally sustainable operations.

MAXIMIZE TIMBERLAND PRODUCTIVITY
Harvest plans and inventory projections reflect The Timber Company's objective of increasing harvest volumes while maintaining the standing timber inventory. Increased harvests will be effected through the use of intensive silvicultural treatments in order to improve growth responses, and through the replanting of harvested acres with faster-growing, higher-quality trees. Forest productivity initiatives are based on proprietary forest growth systems and processes applied on a site-by-site basis. The Integrated Forest Management System (IFMS) electronically connects stand-level data collected in the field with sophisticated forest growth models and discounted cash flow analysis to "electronically grow and manage" the forests. This system allows forest management on a site-by-site basis to maximize the present value of productive lands. Growth rates are expected to continue to increase into the future through the development and use of genetically enhanced seedlings, improvements in responses to fertilization, vegetation control, thinning, and selective harvesting.

FOCUS ON COST CONTROL
The Timber Company has one of the leanest, most productive workforces in the industry generating revenue of approximately $1.2 million per salaried employee. During 1999, The Timber Company continued to manage general and administrative ("G&A") costs. G&A levels in 1999 were similar to those experienced in 1997. G&A expenses are expected to fall in 2000 consistent with the reduced size of timberland holdings. While the potential for improvements in administrative expenses are unlikely to be a significant value driver going forward, a continuing focus on cost control is a core operating value embraced throughout The Timber Company as part of our focus on maximizing cash flow and value for our shareholders.

ENVIRONMENTAL STEWARDSHIP
The Timber Company is dedicated to environmental stewardship. The Timber Company's 11-point environmental strategy adopts the provisions of the American Forest and Paper Association's Sustainable Forestry InitiativeSM and incorporates its own specific environmental goals. The Timber Company continues to work closely with federal, state, and local authorities on issues concerning endangered species, clean water, wildlife, flora and fauna diversity, and conservation set asides.

Additional information pertaining to The Timber Company's business is set forth under the captions "The Timber Company - Management's Discussion and Analysis" and in The Timber Company's Notes 1-3 of the Notes to Combined Financial Statements contained in the

Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.2 hereto, and is incorporated herein by reference.

TIMBER RESOURCES
The principal raw material used by the Corporation is raw wood. During 1999, The Timber Company supplied 19% of the overall timber requirements of Georgia-Pacific Group's facilities. The prices and terms of the transactions between The Timber Company and Georgia-Pacific Group were determined on an arms length basis pursuant to supply contracts put in place in 1997 at the time of the Corporation's recapitalization which created two separate classes of common stock; The Timber Group and Georgia-Pacific Group.

Additional information pertaining to the Corporation's timber resources is set forth under the caption "The Timber Company" in this item.

MINERAL RESOURCES
Information pertaining to the Corporation's gypsum resources is set forth under the captions "Georgia-Pacific Group - Building Products - Gypsum Products" in this item.

ENVIRONMENT
Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis - Liquidity and Capital Resources - Investing Activities" and Note 12 of the Corporation's Consolidated Financial Statements, and is presented under Item 8 of this Form 10-K.

Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment is set forth under the captions "Georgia-Pacific Group - Management's Discussion and Analysis - Liquidity and Capital Resources - Investing Activities," Georgia-Pacific Group's
Note 13 and The Timber Company's Note 11 of the Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1 and 13.2, respectively, hereto, and is incorporated herein by reference.

EMPLOYEES
Information pertaining to persons employed by the Corporation is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis - Liquidity and Capital Resources - Other", and is presented under Item 8 of this Form 10-K.

Information pertaining to persons employed by the Corporation is set forth under the captions "Georgia-Pacific Group - Management's Discussion and Analysis - Liquidity and Capital Resources - Other" and "The Timber Company - Management's Discussion and Analysis - Liquidity and Capital Resources - Other," contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit
13.1 and 13.2, respectively, hereto, and is incorporated herein by reference.

ITEM 2. PROPERTIES
The geographic location and capacity of the manufacturing facilities by segment is set forth on Exhibit 99.1 hereto and is hereby incorporated herein by this reference.

The Corporation's manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from facility to facility. Management believes that its manufacturing facilities, taken as a whole, are well maintained and generally adequate for current operations.

Utilization of a particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty the productive capacity of a facility we have estimated capacity in Exhibit 99.1.

The Corporation generally owns its manufacturing and other facilities, although office facilities are often leased. The Corporation examines alternatives for its higher cost facilities, including modernizing, replacing or closing such facilities. Due to the Corporation's size, we continually review many business opportunities and alternatives, including possible acquisitions or sales of properties.

Information concerning the Corporation's timber and mineral resources is presented under Item 1 of this Form 10-K.


ITEM 3. LEGAL PROCEEDINGS
Information pertaining to the Corporation's Legal Proceedings is set forth in
Note 12 of the Corporation's Consolidated Financial Statements, and is presented under Item 8 of this Form 10-K.


Additional information pertaining to the Corporation's Legal Proceedings is set forth in Georgia-Pacific Group's Note 13 and The Timber Company's Note 11 of the Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1 and 13.2, respectively, hereto, and is incorporated herein by reference.

ENVIRONMENTAL PROCEEDINGS
Pursuant to the rules of the Securities and Exchange Commission, the Corporation is required to describe environmental proceedings to which a governmental authority is a party and which involve potential monetary sanctions, exclusive of interest and costs, of at least $100,000. There are no legal proceedings that meets this criteria for this reporting period, except the environmental proceedings described in the information pertaining to the Corporation's legal proceedings incorporated into preceding paragraph.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters is set forth in a table following Note 14 of the Corporation's Consolidated Financial Statements and under the captions "Selected Financial Data - Financial Position, End of Year" (following Note 14 to the Corporation's Consolidated Financial Statements), and is presented under Item 8 of this Form 10-K.

Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters is set forth in the Corporation's 1999 Annual Report to Shareholders under the captions "Selected Financial Data - Financial Position, End of Year" (following Note 15 and Note 13, respectively, of Georgia-Pacific Group's and the Timber Company's Combined Financial Statements), and set forth in Exhibit 13.1 and 13.2, respectively, hereto, and is incorporated herein by reference.

The Corporation expects to continue to pay quarterly dividends in the amounts set forth in "Selected Financial Data - Financial Position, End of Year" following Note 14 to the Corporation's Consolidated Financial Statements, which Note was incorporated into this item from Item 8 hereof.

As of the close of business on March 24, 2000, the Georgia-Pacific Group stock price was $38.94 and the Timber Group stock price was $23.81, and there were approximately 170,968,856 record holders of Georgia-Pacific Group stock and 81,998,510 record holders of the Timber Group stock.

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

ITEM 6. SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data for the Corporation is set forth under the captions "Selected Financial Data - Operations - Georgia-Pacific Corporation and Subsidiaries" and "-Financial Position, End of Year," (following
Note 14) and is presented under Item 8 of this Form 10-K.

Information with respect to Selected Financial Data for Georgia-Pacific Group is set forth under the captions "Georgia-Pacific Group - Selected Financial Data - Operations" (following Note 15) and " - Selected Financial Data - Financial Position, End of Year" (following Note 15) contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1 hereto, and is incorporated herein by reference.

Information with respect to Selected Financial Data for The Timber Company is set forth under the captions "The Timber Company - Selected Financial Data - Operations" (following Note 13) and "- Selected Financial Data - Financial Position, End of Year" (following Note 13) contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.2 hereto, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis and factors affecting future performance for the Corporation are set forth under the caption "Management's Discussion and Analysis - Georgia-Pacific Corporation and Subsidiaries," and are presented under Item 8 of this Form 10-K.

Management's Discussion and Analysis and factors affecting future performance for Georgia-Pacific Group are set forth under the caption "Georgia-Pacific Group
- Management's Discussion and Analysis" and in Georgia-Pacific Group's Note 2 of the Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1 hereto, and are incorporated herein by reference.

Management's Discussion and Analysis and factors affecting future performance for The Timber Company are set forth under the caption "The Timber Company - Management's Discussion and Analysis" and in The Timber Company's Note 2 of the Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.2 hereto, and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure about Market Risk for the Corporation is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries - Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities," and is presented under Item 8 of this Form 10-K.

Quantitative and Qualitative Disclosure about Market Risk for the
Georgia-Pacific Group is set forth under the captions "Management's Discussion and Analysis - Georgia-Pacific Group - Liquidity and Capital Resources - Financing Activities" contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1 hereto, and is incorporated herein by reference.

Quantitative and Qualitative Disclosure about Market Risk for The Timber Company is set forth under the captions "The Timber Company - Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities" contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit
13.2 hereto, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary Data for the Corporation are set forth under the captions "Consolidated Statements of Income - Georgia-Pacific Corporation and Subsidiaries," "Consolidated Statements of Cash Flows - Georgia-Pacific Corporation and Subsidiaries," "Consolidated Balance Sheets - Georgia-Pacific Corporation and Subsidiaries," "Consolidated Statements of Shareholders' Equity - Georgia-Pacific Corporation and Subsidiaries," "Consolidated Statements of Comprehensive Income - Georgia-Pacific Corporation and Subsidiaries," "Report of Independent Public Accountants" and in the Corporation's Notes to Consolidated Financial Statements, and is presented below.

Financial Statements and Supplementary Data for Georgia-Pacific Group are set forth under the captions "Georgia-Pacific Group - Combined Statements of Income," "Georgia-Pacific Group - Combined Statements of Cash Flows," "Georgia-Pacific Group - Combined Balance Sheets," "Georgia-Pacific Group - Combined Statements of Shareholders' Equity," "Georgia-Pacific Group - Combined Statements of Comprehensive Income," "Report of Independent Public Accountants" and in Georgia-Pacific Group's Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.1 hereto, and is incorporated herein by reference.

Financial Statements and Supplementary Data for The Timber Company are set forth under the captions "The Timber Company - Combined Statements of Income," "The Timber Company - Combined Statements of Cash Flows," "The Timber Company - Combined Balance Sheets," "The Timber Company - Combined Statements of Shareholders' Equity," "Report of Independent Public Accountants" and in The Timber Company's Notes to Combined Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders and set forth in Exhibit 13.2 hereto, and is incorporated herein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Georgia-Pacific Corporation and Subsidiaries

Georgia-Pacific Corporation consists of two separate operating groups, the Georgia-Pacific Group and The Timber Company. The performance of these distinct businesses is reflected separately by two classes of common stock:
Georgia-Pacific Group stock and The Timber Company stock. The Georgia-Pacific Group consists of all the Corporation's manufacturing mills and plants, its building products distribution business and its paper distribution business. The facilities manufacture and sell a wide variety of pulp and paper products (including pulp, communication papers, containerboard, packaging and tissue) and manufactured building products (including plywood, oriented strand board and industrial panels, lumber, gypsum products, chemicals and other products). The Timber Company consists of approximately 4.7 million acres of timberlands owned or leased by the Corporation, together with related facilities and equipment. In 1999, these timberlands supplied approximately 19% of the overall timber requirements of the Corporation's manufacturing facilities.

1999 COMPARED WITH 1998
The Corporation reported consolidated net sales of $18.0 billion and net income of $1,116 million for 1999, compared with net sales of $13.3 billion and net income of $274 million in 1998. Included in 1999 are $3.4 billion and $104 million of net sales, respectively, from the recently acquired Unisource Worldwide, Inc. (Unisource) and Wisconsin Tissue operations. In addition, the 1999 results included pretax gains of $355 million ($215 million after taxes) from the sales of the Corporation's timberlands located in California, Maine and New Brunswick, Canada. The 1998 results included an extraordinary, after-tax loss of $15 million for the early retirement of debt.

Interest expense was $495 million in 1999, compared with $443 million in 1998. The increase is the result of higher debt levels and the issuance of senior deferrable notes, more fully described in Note 7 of the Notes to Consolidated Financial Statements, slightly offset by a decrease in average interest rates.

The Corporation reported pretax income of $1,821 million and an income tax provision of $705 million for the year ended January 1, 2000, compared with pretax income of $491 million and an income tax provision of $202 million for the year ended December 31, 1998. The effective tax rate used to calculate the provision for income taxes was 38.7% in 1999 and 41.1% in 1998. The reduction in the 1999 effective tax rate resulted principally from higher pretax income and an increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.

The remaining discussion refers to the "Selected Operating Segment Data" table below.

SELECTED OPERATING SEGMENT DATA
Georgia-Pacific Corporation and Subsidiaries


                                                                    Year ended
                                                       ------------------------------------
                                                          January 1,      December 31,
In millions                                                 2000        1998        1997
===========================================================================================
Net sales
Building products                                       $  6,164    $  5,792    $  5,545
Building products distribution                             4,869       4,333       4,406
Timber                                                       526         534         551
Containerboard and packaging                               2,391       2,104       1,817
Pulp and paper                                             3,891       3,554       3,701
Paper distribution                                         3,336        --          --
Other*                                                    (3,200)     (2,975)     (2,926)
-------------------------------------------------------------------------------------------
Total net sales                                         $ 17,977    $ 13,342    $ 13,094
===========================================================================================
Operating profits
Building products                                       $  1,139    $    603    $    490
Building products distribution                                63           1        (171)
Timber                                                       726         364         437
Containerboard and packaging                                 344         106          (6)
Pulp and paper                                               266         133         201
Paper Distribution                                            78        --          --
Other*                                                      (300)       (273)       (251)
-------------------------------------------------------------------------------------------
Operating profits
Total operating profits                                    2,316         934         700
Interest expense                                             495         443         465
Provision for income taxes                                   705         202         106
-------------------------------------------------------------------------------------------
Income before extraordinary items and
  accounting change                                        1,116         289         129
Extraordinary items,
  net of taxes                                              --           (15)       --
Cumulative effect of accounting
  change, net of taxes                                      --          --           (60)
-------------------------------------------------------------------------------------------
Net income                                              $  1,116    $    274    $     69
===========================================================================================

*Includes the elimination of intersegment sales

BUILDING PRODUCTS The Corporation's building products segment reported net sales of $6.2 billion and operating profits of $1,139 million for the year ended January 1, 2000, compared with net sales of $5.8 billion and operating profits of $603 million in 1998. Return on sales was 18% in 1999 and 10% in 1998. The primary components of the increase in 1999 sales and operating profits were 26% higher average oriented strand board prices; 22% higher average gypsum prices; 16% higher average plywood prices; and higher average selling prices for lumber and particleboard. These increases were offset slightly by lower chemical prices and slightly lower volume for plywood and lumber. The Corporation expects softening building products markets and lower levels of housing starts to reduce operating results for the building products segment in 2000.

BUILDING PRODUCTS DISTRIBUTION The building products distribution segment reported net sales of $4.9 billion and operating profits of $63 million for 1999, compared with net sales of $4.3 billion and operating profits of $1 million in 1998. The 1998 results included one-time gains, principally on sales of assets related to the restructuring plan, of approximately $20 million. The increase in profitability in 1999 is due primarily to higher margins in commodity and specialty products and lower operating costs. The Corporation expects a slight improvement in 2000 operating results for the building products distribution segment related primarily to increased market share, despite an expected softening of building products markets and lower levels of housing starts.

TIMBER Net sales and operating profits for the timber segment were $526 million and $726 million, respectively, in 1999 and $534 million and $364 million, respectively, in 1998. Excluding the 1999 pretax gains of $355 million from the sales of timberlands located in California, Maine and New Brunswick, Canada, and the 1998 pretax gain of $24 million from the sale of certain timberlands located in West Virginia, the timber segment's operating profits increased by $31 million to $371 million in 1999 compared with $340 million in 1998. This increase resulted primarily from a $34 million increase in gains on miscellaneous land sales. Overall, 2% higher total harvest volumes partially offset the year over year 3% decline in average sales price. Prices for most products are anticipated to hold at or near current levels in 2000.

CONTAINERBOARD AND PACKAGING The Corporation's containerboard and packaging segment reported net sales of $2.4 billion and operating profits of $344 million for the year ended January 1, 2000, compared with net sales of $2.1 billion and operating profits of $106 million in 1998. Return on sales increased to 14% from 5% in 1998. Average selling prices increased steadily throughout 1999 and ended the year above 1998 levels. Average selling prices for containerboard products increased 8% while average selling prices for packaging increased 2%. Cost decreases for wood fiber and energy as well as higher sales volume also contributed to the increased profit margins. The Corporation expects continued price improvement in the containerboard and packaging segment into 2000.

PULP AND PAPER The Corporation's pulp and paper segment reported net sales of $3.9 billion and operating profits of $266 million for the year ended January 1, 2000, compared with net sales of $3.6 billion and operating profits of $133 million in 1998. Return on sales increased to 7% compared with 4% for the same period a year ago. Operating profits in 1998 included a one-time, $12 million charge primarily for the closure of a hardwood market pulp operation. The increase in profitability in 1999 was due primarily to a 5% improvement in average pulp selling prices, lower overall wood fiber costs and higher sales volumes for the tissue business, despite a decrease in average selling prices for most of the Corporation's paper products. Average selling prices in 1999 for communication papers and tissue were approximately 2% and 5%, respectively, below average selling prices in 1998.

In 1999, net sales and operating profits from the segment's tissue business were $1.1 billion and $134 million, respectively, and included net sales and operating profits of $104 million and $15 million, respectively, from the Wisconsin Tissue operations. The Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. In 1998, net sales and operating profits of the tissue business were $986 million and $145 million, respectively. Excluding the results of the Wisconsin Tissue operations in 1999, operating profits from the segment's tissue business decreased by $26 million related primarily to lower selling prices, despite a 7% increase in sales volume.

During 1999, the Corporation incurred market-related downtime at its pulp and paper mills, resulting in a reduction in pulp production of 311,000 tons and communication papers production of 17,000 tons. In 1998, the Corporation incurred market-related downtime at its pulp and paper mills resulting in a reduction in pulp and communication papers production of 300,000 tons and 74,000 tons, respectively. In the third quarter of 1998, the Corporation indefinitely shut down the hardwood market pulp portion of its operations at Port Hudson, Louisiana, resulting in closure of approximately 260,000 tons of annual production capacity.

Selling prices for most of the Corporation's pulp and communication papers products steadily increased during 1999 and ended the year at levels higher than 1998. The Corporation expects the improving selling price trend to continue through 2000. Historically, selling prices for all of the Corporation's pulp and paper products have been highly volatile.

PAPER DISTRIBUTION The Corporation's paper distribution segment, which represents the operating results of Unisource since its acquisition by the Corporation at the end of the second quarter of 1999, reported net sales of $3.3 billion and operating profits of $78 million for the year ended January 1, 2000. Unisource sells and distributes high-quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as to corporate and retail copy centers, in-plant print facilities, government institutions and other paper-intensive businesses. Unisource also sells and distributes a broad range of packaging and maintenance supplies, equipment and services (principally to manufacturers, food processors and retailers); maintenance supplies and equipment such as towels, tissues, can liners and sanitation chemicals; packaging supplies and equipment such as carton erectors, baggers and filers as well as films, shrink-wrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and food service supplies such as films and food wraps, food containers and disposable apparel for food service workers. Operating results for the paper distribution segment have historically been seasonal, with the strongest operating results occurring in the third quarter.

OTHER The operating loss for the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $27 million to a loss of $300 million in 1999 from a loss of $273 million in 1998. This increase was primarily a result of higher employee benefit and incentive costs.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES The Corporation generated cash from operations of $1,427 million during 1999 and $1,554 million in 1998. The decrease in 1999 cash provided by operations was primarily a result of higher working capital levels, related principally to inventories and to accounts receivable associated with the increase in revenues, offset somewhat by higher operating results.

INVESTING ACTIVITIES During 1999, capital expenditures for property, plant and equipment, excluding acquisitions, were $723 million compared with $638 million in 1998. Expenditures in 1999 included $265 million in the building products segment, $16 million in the building products distribution segment, $2 million in the timber segment, $92 million in the containerboard and packaging segment, $262 million in the pulp and paper segment, $45 million in the paper distribution segment, and $41 million of other and general corporate. In 2000, the Corporation expects to make capital expenditures for property, plant and equipment, excluding the cost of any acquisitions, that approximately equal depreciation expense for the year.

     During 1999, the Corporation invested $147 million for pollution control and abatement. The Corporation's 2000 capital expenditure budget currently includes approximately $260 million for environment-related projects. Certain other capital projects that are being undertaken for the primary reason of improving financial returns or safety will also include expenditures for pollution control.

     On April 15, 1998, the U.S. Environmental Protection Agency promulgated a set of regulations known as the "Cluster Rule" that establishes new requirements for air emissions and wastewater discharges from pulp and paper mills. The Corporation estimates that it will make capital expenditures up to approximately $550 million through April 2006 in order to comply with the Cluster Rule's requirements. Of that total, approximately $160 million was spent through 1999 and about $350 million will be spent by the end of 2000. The Cluster Rule requires that pulp and paper mills become elemental chlorine free (ECF) in the pulp bleaching process. Approximately $110 million of the amount required to be spent in 2000 will go toward ECF conversion at mills located in Ashdown, Arkansas; Crossett, Arkansas; Bellingham, Washington; and Palatka, Florida. The bulk of the remaining expenditures in 2000 will be for additional air emission controls at the Corporation's other pulp and paper facilities.

     Cash paid for timber and timberlands was $228 million in 1999 compared with $201 million in 1998.

     At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent. Through January 1, 2000, the Corporation paid approximately $829 million for such shares. Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999.

     Effective October 3, 1999, the Corporation and Chesapeake Corp. (Chesapeake) completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Corporation contributed substantially all the assets of its commercial tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, for which it received a 5% equity interest in the joint venture and an initial cash distribution of approximately $755 million. Wisconsin Tissue's results of operations were combined with the

Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed.

     During 1999, the Corporation also completed the acquisition of a packaging plant, four treated lumber facilities, a chemical business and lumber transportation assets for a total consideration of approximately $74 million in cash.

     On June 30, 1998, the Corporation completed its acquisition of CeCorr Inc. (CeCorr), a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately 3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Corporation assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Corporation approximately 2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Corporation beginning July 1, 1998.

     During 1999, the Corporation received $104 million from the sale of assets, principally timberlands, located in New Brunswick, Canada and in Maine. During 1998, the Corporation received proceeds of $131 million from the sale of assets, principally timberlands, real estate development properties located in South Carolina and Florida, and various distribution facilities.

     In December 1999, the Corporation sold approximately 194,000 acres of its redwood and Douglas fir timberlands in Northern California for a purchase price of approximately $397 million. In conjunction with the sale, the Corporation received notes from the purchaser for the purchase price. These notes are fully secured by a standby letter of credit with an unaffiliated third-party financial institution. The Corporation expects to monetize these notes through the issuance of notes payable in the first half of 2000. The estimated annual operating profits and capital expenditures for 1999 related to these timberlands were $30 million and $1 million, respectively. The Fort Bragg sawmill has a wood supply agreement with The Timber Company through 2000 that was transferred as part of the sale agreement.

FINANCING ACTIVITIES The Corporation's total debt, excluding senior deferrable notes, increased by $1,473 million to $7,024 million at January 1, 2000 from $5,551 million at December 31, 1998. At January 1, 2000 and December 31, 1998, $6,054 million and $4,568 million, respectively, of such total debt was allocated to the Georgia-Pacific Group and $970 million and $983 million, respectively, was allocated to The Timber Company. The debt of each of the groups bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At January 1, 2000, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 7.2% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other nondebt-related financing activities. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of financial activities.

     In conjunction with the sale of 440,000 acres of the Corporation's Maine timberlands in June 1999, the Corporation received notes from the purchaser in the amount of $51 million. In November 1999, the Corporation monetized these notes through the issuance of notes payable in a private placement. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable.

     In conjunction with the sale of 194,000 acres of the Corporation's California timberlands in December 1999, the Corporation received notes from the purchaser with an estimated fair value of $350 million. The Corporation plans to monetize these notes through the issuance of notes payable in the first half of 2000. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable.

     In June 1999, the Corporation renegotiated its accounts receivable secured borrowing program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation assumed former Unisource programs to pledge up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. program expires in April 2000 and the Canadian program expires in May 2004. At January 1, 2000, approximately $948 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the Corporation's consolidated balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

     Also, in connection with the acquisition of Unisource, the Corporation assumed former Unisource industrial revenue bonds in the amount of $9 million and capital leases in the amount of $12 million. Additionally, the Corporation assumed other long-term debt in the amount of $447 million and bank overdrafts in the amount of $120 million, and retained the previously described accounts receivable secured borrowing programs in the amount of $197 million. These amounts are included in the Corporation's total debt.

     In November 1999, in connection with the formation of Georgia-Pacific Tissue, the Corporation issued $500 million of 7.75% Debentures Due November 15, 2029.

     During 1998, the Corporation issued $300 million of 7.25% Debentures Due June 1, 2028 and a $14 million floating rate note due September 30, 2003. In January 1998, the Corporation redeemed $200 million of 9 3/4% Sinking Fund Debentures Due January 15, 2018. In February 1998, the Corporation redeemed $200 million of 9 1/2% Debentures Due February 15, 2018.

     During 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. Under the agreement, $1 billion will terminate in July 2000 and $1 billion will terminate in 2004. As of January 1, 2000, $1,145 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

     On July 7, 1999, the Corporation issued 17,250,000 of 7.5% Premium Equity Participating Security Units (PEPS Units) for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group common stock on or prior to August 16, 2002 and a senior deferrable note of the Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as "Senior deferrable notes" on the Corporation's consolidated balance sheets and is not included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets. The senior deferrable notes and related interest expense are allocated specifically to the Georgia-Pacific Group.

     In October 1999, the Corporation entered into a financing arrangement to enhance the return on a deposit made in connection with a 1995 sale-leaseback transaction by issuing $379 million of 5.74% Debentures Due April 5, 2005 that were legally defeased with deposits of an equal amount. Accordingly, the debentures and related deposits are not reflected on the Corporation's consolidated balance sheets.

     The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors (the Board). Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

     The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

     The following tables present principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of January 1, 2000 and December 31, 1998. For obligations with variable interest rates, the tables set forth payout amounts based on current rates and do not attempt to project future interest rates.

In millions                         2000     2001      2002    2003
================================================================================
Debt
Commercial paper and other short-
term notes                            --      --        --        --
Average interest rates                --      --        --        --
Notes and debentures                  --      --      $  300    $  300
Average interest rates                --      --       10.0%      5.7%
Revenue bonds                     $   24    $  6      $   73       --
Average interest rates              4.5%    5.5%        4.7%       --
Capital leases                    $    2    $  3      $    3    $   2
Average interest rates              9.8%    9.9%       10.2%     10.4%
Other loans                       $   13      --          --    $   15

Average interest rates               8.0%     --          --      6.7%
Senior deferrable notes               --      --      $  863    $   --
Average interest rates                --      --        7.2%        --
Notional principal amount of
interest rate exchange
Agreements                        $  177      --      $  131    $  300
Average interest rate paid
(fixed)                             7.7%      --        6.0%      5.9%


Average interest rate received
(variable)                          5.9%      --        6.0%      5.9%



                                                                    Fair value
                                                                     January 1,
In millions                          2004   Thereafter     Total        2000
--------------------------------------------------------------------------------
Debt
Commercial paper and other short-
term notes                             --    $  2,067    $ 2,067 $       2,067
Average interest rates                 --        6.5%        6.5%         6.5%
Notes and debentures                   --    $  3,389    $  3,989     $  3,952
Average interest rates                 --        8.4%        8.3%         8.3%
Revenue bonds                       $  33    $    517    $    653     $    564
Average interest rates               5.4%        5.7%        5.5%         5.5%
Capital leases                      $   2    $      2    $     14     $     14
Average interest rates              10.5%       10.5%       10.1%         7.9%
Other loans                            --          --    $     28     $     27
Average interest rates                 --          --        7.3%         6.9%
Senior deferrable notes                --          --    $    863     $    866
Average interest rates                                       7.2%         7.4%
Notional principal amount of
interest rate exchange
Agreements                             --          --    $  (608)    $     (1)
Average interest rate paid
(fixed)                                --          --        6.4%         6.4%
Average interest rate received
(variable)                             --          --        5.9%         5.9%
--------------------------------------------------------------------------------

The Corporation has the intent and ability to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2004.


In millions                             1999      2000    2001      2002
--------------------------------------------------------------------------------
Debt
Commercial paper and other short-
term notes                                --        --      --        --
Average interest rates                    --        --      --        --
Notes and debentures                      --        --      --    $  300
Average interest rates                    --        --      --     10.0%
Revenue bonds                          $  21    $   21    $  1    $   75
Average interest rates                  4.2%      4.4%    6.5%      5.1%
Other loans                            $   2    $   13      --        --

Average interest rates                  7.7%      7.9%      --        --
Notional principal amount of
interest rate exchange
Agreements                             $  56    $  100      --        --
Average interest rate paid
(fixed)                                 8.8%      8.4%      --        --
Average interest rate received
(variable)                              5.0%      5.8%      --        --
--------------------------------------------------------------------------------




                                                                       Fair
                                                                       value
                                                                       December
In millions                          2003    Thereafter    Total       31, 1998
--------------------------------------------------------------------------------
Debt
Commercial paper and other short-
term notes                              --    $  1,209    $  1,209    $  1,209
Average interest rates                  --         5.8%        5.8%       5.8%
Notes and debentures                $  300    $  2,900    $  3,500    $  3,783
Average interest rates                5.5%        8.6%        8.4%        8.4%
Revenue bonds                       $    1    $    518    $    637    $    587
Average interest rates                6.5%        5.2%        5.2%        5.2%
Other loans                         $   14          --    $     29    $     29
Average interest rates                5.8%          --        6.9%        6.9%
Notional principal amount of
interest rate exchange
Agreements                          $  300          --    $    456    $     14
Average interest rate paid
(fixed)                               5.9%          --        6.8%        6.8%
Average interest rate received
(variable)                            5.7%          --        5.7%        5.7%
--------------------------------------------------------------------------------

     The Corporation has the intent and ability to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2003.

     At January 1, 2000, the Corporation had interest rate exchange agreements that effectively converted $608 million of floating rate obligations with a weighted average interest rate of 5.9% to fixed rate obligations with an average effective interest rate of approximately 6.4%. These agreements increased interest expense by $7 million for the year ended January 1, 2000, and $11 million and $16 million for the years ended December 31, 1998 and 1997, respectively. As of January 1, 2000, these agreements have a weighted average maturity of approximately 2.6 years. As of January 1, 2000, the Corporation's total floating rate debt exceeded related interest rate exchange agreements by $1,957 million.

     The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at January 1, 2000.

     As of January 1, 2000, the Corporation had registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, and $862.5 million of Georgia-Pacific Group common stock will be issued upon exercise of the purchase contracts). The $862.5 million of cash (less expenses) raised in the sale of the PEPS Units was used to pay for the acquisition of Unisource. In addition, the Corporation registered $500 million of 7.75% Debentures Due November 15, 2029 under this shelf registration statement. Proceeds from the issuance of securities under this shelf registration statement will be used for general corporate purposes, including the repayment of short-term debt, acquisitions, investments in, or extension of credit to, the Corporation's subsidiaries and the acquisition of real property.

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

     In June 1999, the Board increased the corporate target debt level under which the Corporation can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion. Depending on operating and financial considerations, debt levels of the Corporation, the Georgia-Pacific Group and The Timber Company may from time to time be above or below these thresholds.

     During 1999, the Corporation purchased on the open market approximately 6.2 million shares of Georgia-Pacific Group stock at an aggregate price of $257 million ($41.45 average per share), all of which were held as treasury stock at January 1, 2000. The Corporation also purchased on the open market approximately
5.3 million shares of The Timber Company stock at an aggregate price of $131 million ($24.72 average per share). Of these purchased shares, approximately 5,343,000 shares of The Timber Company stock were held as treasury stock and 6,000 shares were purchased during 1999 and settled after January 1, 2000.

     During 1998, the Corporation purchased approximately 15.4 million shares of Georgia-Pacific Group stock (including 2.2 million shares related to the CeCorr acquisition) at an aggregate price of $427 million ($27.73 average per share). Of these purchased shares, approximately 13.5 million shares were held as treasury stock and approximately 1.9 million shares were retired. Cash paid in 1998 related to Georgia-Pacific Group stock repurchases totaled $436 million, which included $9 million for shares purchased but not settled in 1997. The Corporation also purchased on the open market approximately 5.7 million shares of The Timber Company stock at an aggregate price of $121 million ($21.23 average per share), all of which were held as treasury stock at December 31, 1998.

     Subsequent to year-end 1999 through February 4, 2000, the Corporation purchased on the open market 418,700 shares of The Timber Company stock at an aggregate price of $9.5 million ($22.66 average per share). Subsequent to year-end 1999 through February 4, 2000, no Georgia-Pacific Group stock was purchased by the Corporation. The Corporation expects to repurchase Georgia-Pacific Group and The Timber Company stock throughout 2000 as long as debt levels are below the established thresholds.

     During 1999 and 1998, the Corporation paid dividends totaling $170 million and $181 million, respectively.

     In 2000, the Corporation expects its cash flow from operations, together with proceeds from any sales of assets and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments.

OTHER The Corporation employs approximately 59,800 people, approximately 27,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Forty-nine union contracts are subject to negotiation and renewal in 2000, including four at large paper facilities.

     In July 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, providing for a one-year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The Corporation will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on the Corporation's derivative instruments, which are primarily interest rate swaps, foreign currency forward contracts, commodity futures and long-term purchase commitments. The impact of such adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.

     The Corporation has resolved the effects of the Year 2000 problem on its key information systems, the operating systems used in its manufacturing operations and its facilities systems. The Year 2000 problem, which is common to most businesses, concerns the inability of such systems to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000. The Corporation developed a Year 2000 plan, under which all key systems were tested and noncompliant software or technology was modified or replaced. The Corporation incurred only minor problems in its key systems related to Year 2000 that were immediately corrected at no incremental cost and with no effect on operations.

     The Corporation incurred approximately $30 million of incremental costs to resolve the Year 2000 problem (including approximately $4 million of capital costs). In addition, the Corporation incurred internal costs totaling approximately $17 million related to the Year 2000 problem. These incremental and internal costs were expensed as incurred, except for new systems purchased that were capitalized in accordance with corporate policy. The Corporation will continue to monitor and test for the effect of Year 2000 on its systems during the first few months of 2000 and expects to incur related incremental and internal costs totaling approximately $1 million during the first half of 2000.

     For a discussion of commitments and contingencies, see Note 12 of the Notes to Consolidated Financial Statements.

1998 COMPARED WITH 1997
The Corporation reported consolidated net sales of $13.3 billion and net income of $274 million for 1998, compared with net sales of $13.1 billion and net income of $69 million in 1997. The 1998 results included an extraordinary, after-tax loss of $15 million for the early retirement of debt. The 1997 results included a pretax gain of $128 million ($80 million after taxes) from the sale of the Corporation's Martell, California, assets and a $60 million one-time, after-tax charge for an accounting change. Interest expense was $443 million in 1998, compared with $465 million in 1997. The reduction was the result of lower average debt levels and lower average interest rates.

     The Corporation reported pretax income of $491 million and an income tax provision of $202 million for the year ended December 31, 1998, compared with pretax income of $235 million and an income tax provision of $106 million for the year ended December 31, 1997. The effective tax rate used to calculate the provision for income taxes for both years was higher than the statutory rates used to calculate federal and state income taxes primarily because of nondeductible goodwill amortization expense associated with business acquisitions.
     In 1997, the Corporation adopted FASB Emerging Issues Task Force Issue No. 97-13 (EITF 97-13), "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a one-time, after-tax charge of $60 million.

BUILDING PRODUCTS The Corporation's building products segment reported net sales of $5.8 billion and operating profits of $603 million for the year ended December 31, 1998, compared with net sales of $5.5 billion and operating profits of $490 million in 1997. Return on sales was 10% in 1998 and 9% in 1997. The 1997 results included unusual one-time charges of $32 million primarily related to asset write-downs, including closure of certain building products facilities, as well as information systems write-offs.

     The primary components of the increase in 1998 sales and operating profits were 45% higher oriented strand board prices and 6% higher gypsum prices. Demand and volume were also higher in 1998 for both of these products than in the prior year. These increases were offset slightly by 12% lower lumber prices and 9% higher log costs.

BUILDING PRODUCTS DISTRIBUTION The Corporation's building products distribution segment reported operating profits of $1 million in 1998 (including gains on asset sales of $20 million) compared with a loss of $171 million in 1997 (including gains on asset sales of $26 million). The 1997 results included restructuring charges of $80 million. The improvement in the building products distribution segment's operating results reflected the implementation of the division's restructuring plan, which began in the 1997 fourth quarter. This plan included disposition of its millwork fabrication facilities nationwide and of a number of distribution centers located in the Western United States. The millwork fabrication facilities were divested and the targeted distribution centers were sold or closed.

TIMBER Excluding the pretax gain on the sale of certain timberlands in West Virginia of $24 million in 1998, and the pretax gain on the sale of timberlands near Martell, California of $114 million in 1997, the timber segment's operating profits increased by $17 million to $340 million in 1998 compared with $323 million in 1997. This increase was a result of efforts to reduce costs by optimizing productivity and focusing on cost control. The result of these productivity and cost control efforts was reflected in lower cost of sales and general and administrative expenses in 1998.

CONTAINERBOARD AND PACKAGING The Corporation's containerboard and packaging segment reported net sales of $2.1 billion and operating profits of $106 million for the year ended December 31, 1998, compared with net sales of $1.8 billion and an operating loss of $6 million in 1997. Return on sales increased to 5% in 1998 compared with (0.3)% for 1997, principally due to a 19% increase in average prices for containerboard and an average 6% price increase for packaging products. During 1998, the Corporation took approximately 270,000 tons of downtime at its containerboard mills to avoid building inventories.

PULP AND PAPER The Corporation's pulp and paper segment reported net sales of $3.6 billion and operating profits of $133 million for the year ended December 31, 1998, compared with net sales of $3.7 billion and operating profits of $201 million in 1997. Return on sales decreased to 4% in 1998 compared with 5% for 1997, principally due to a slight decrease in average prices for almost all the Corporation's pulp and paper products. Operating profits in 1998 included a one-time, $12 million charge primarily for the closure of a hardwood market pulp operation. Average pulp prices were approximately 9% below 1997 levels. Tissue prices decreased approximately 3% due to lower fiber costs and new capacity. Average prices of communication papers for 1998 were approximately 2% below 1997 levels.

     During the second half of 1998, the Corporation took significant market-related downtime due to continued weakness in demand and pricing for pulp and paper, primarily stemming from market conditions in Asia. In the 1998 third quarter, the Corporation indefinitely shut down the hardwood market pulp portion of its operations at Port Hudson, Louisiana, resulting in closure of approximately 260,000 tons of annual production capacity. Additionally, the Corporation took approximately 300,000 tons of downtime in 1998 at its pulp mills to avoid building inventories.

OTHER The operating loss for the "Other" nonreportable segment increased by $22 million to a loss of $273 million in 1998 from a loss of $251 million in 1997. This increase was primarily a result of higher litigation and environmental remediation costs.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's production capacity continuing to exceed demand for its pulp and paper products, necessitating market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; variations in the level of housing starts; fluctuations in interest rates and currency exchange rates; the availability and cost of wood fiber; and other risks, uncertainties and assumptions discussed in the Corporation's filings with the Securities and Exchange Commission, including the Corporation's Form 8-K dated October 17, 1996.


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

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system can vary over time due to changes in conditions.

     Management believes that as of January 1, 2000, the internal control system over financial reporting is adequate and effective in all material respects.

James E. Terrell
Vice President and Controller

Danny W. Huff
Executive Vice President-Finance
and Chief Financial Officer

A.D. Correll
Chairman, Chief Executive Officer
and President

February 4, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Georgia-Pacific Corporation and Subsidiaries

TO GEORGIA-PACIFIC CORPORATION:
We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation (a Georgia corporation) and subsidiaries as of January 1, 2000 and December 31, 1998 and the related consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Pacific Corporation and subsidiaries as of January 1, 2000 and December 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.

     As explained in Note 1 of the Notes to Consolidated Financial Statements, effective December 31, 1997, Georgia-Pacific Corporation changed its method of accounting for business process reengineering costs incurred as part of a project to acquire, develop, or implement internal-use software.

/S/ARTHUR ANDERSEN LLP
----------------------
ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 4, 2000


CONSOLIDATED STATEMENTS OF INCOME
Georgia-Pacific Corporation and Subsidiaries


                                                                                    Year ended
                                                                        ---------------------------------
                                                                        January 1,    December 31,
In millions, except per share amounts                                        2000        1998        1997
=========================================================================================================
Net sales                                                                $ 17,977    $ 13,342    $ 13,094
---------------------------------------------------------------------------------------------------------
Costs and expenses


 Cost of sales, excluding depreciation and cost of timber
   harvested shown below                                                   13,333      10,231      10,209
Selling and distribution                                                      817         556         607
Depreciation, amortization and cost of timber harvested                     1,013         997       1,017
General and administrative                                                    853         648         689
Interest                                                                      495         443         465
Other income                                                                 (355)        (24)       (128)
---------------------------------------------------------------------------------------------------------
Total costs and expenses                                                   16,156      12,851      12,859
---------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary items and
   accounting change                                                        1,821         491         235
Provision for income taxes                                                    705         202         106
---------------------------------------------------------------------------------------------------------
Income before extraordinary items and
   accounting change                                                        1,116         289         129
Extraordinary items - loss from early retirement of
   debt, net of taxes                                                        --           (15)       --
Cumulative effect of accounting change,
 net of taxes                                                                --          --           (60)
---------------------------------------------------------------------------------------------------------
Net income                                                               $  1,116    $    274    $     69
=========================================================================================================
Georgia-Pacific Group
Income (loss) before extraordinary items and
   accounting change                                                     $    716    $    111    $    (86)
Extraordinary items, net of taxes                                            --           (13)       --
Cumulative effect of accounting
  change, net of taxes                                                       --          --           (60)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $    716    $     98    $   (146)
=========================================================================================================
Basic per share:
Income (loss) before extraordinary items and
  accounting change                                                      $   4.17    $   0.62    $  (0.47)
Extraordinary items, net of taxes                                            --         (0.07)       --
Cumulative effect of accounting change, net of taxes                         --          --         (0.33)
---------------------------------------------------------------------------------------------------------
 Net income (loss)                                                       $   4.17    $   0.55    $  (0.80)
---------------------------------------------------------------------------------------------------------
Diluted per share:
Income (loss) before extraordinary items and
  accounting change                                                      $   4.07    $   0.61    $  (0.47)
Extraordinary items, net of taxes                                            --         (0.07)       --

Cumulative effect of accounting change, net of taxes                         --          --         (0.33)
---------------------------------------------------------------------------------------------------------
 Net income (loss)                                                       $   4.07    $   0.54    $  (0.80)

---------------------------------------------------------------------------------------------------------
Average number of shares outstanding:
 Basic                                                                      171.8       179.8       182.9
 Diluted                                                                    175.9       181.1       182.9
=========================================================================================================
The Timber Company
Income before extraordinary items                                        $    400    $    178    $    215
Extraordinary items, net of taxes                                            --            (2)       --
---------------------------------------------------------------------------------------------------------
Net income                                                               $    400    $    176    $    215
=========================================================================================================
Basic per share:
Income before extraordinary items                                        $   4.75    $   1.97    $   2.35
Extraordinary items, net of taxes                                            --         (0.02)       --
---------------------------------------------------------------------------------------------------------
Net income                                                               $   4.75    $   1.95    $   2.35
=========================================================================================================
Diluted per share:
Income before extraordinary items                                        $   4.73    $   1.96    $   2.33
Extraordinary items, net of taxes                                            --         (0.02)       --
---------------------------------------------------------------------------------------------------------
Net income                                                               $   4.73    $   1.94    $   2.33
=========================================================================================================
Average number of shares outstanding:
 Basic                                                                       84.1        90.3        91.4
 Diluted                                                                     84.6        90.8        92.1
=========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Georgia-Pacific Corporation and Subsidiaries


                                                                                           Year ended
                                                                                 -----------------------------
                                                                                 January 1, December 31,
In millions                                                                        2000       1998       1997
Cash flows from operating activities
Net income                                                                       $ 1,116    $   274    $    69
Adjustments to reconcile net income

to cash provided by operations:

  Depreciation                                                                       752        749        789
  Cost of timber harvested                                                           192        186        169
  Deferred income taxes                                                               73         38        100
  Amortization of goodwill                                                            69         62         59
  Stock compensation programs                                                          8         (3)      --
  Cumulative effect of accounting change, net of taxes                               --          --         60

  Other income                                                                      (355)       (24)      (128)
  Gain on disposal sales of assets, net                                              (48)       (16)        (6)
  Amortization of debt issue costs, discounts and premiums                             9         13          5

  (Increase) decrease in receivables                                                (258)       146        (64)
  (Increase) decrease in inventories                                                (244)        92        101
  Increase (decrease) in accounts payable                                              4        (47)       (24)
  Change in other working capital                                                     32        (82)        51
  Increase (decrease) in taxes payable                                                 9        136        (45)
  Change in other assets and other long-term liabilities                              68         30        (20)

--------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                        1,427      1,554      1,116
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments                                           (723)      (638)      (717)
Timber and timberland purchases                                                     (228)      (201)      (175)
Acquisition                                                                       (1,658)      (112)      --
Proceeds from sales of assets                                                        104        131        378
Other                                                                                 29         21        (23)
--------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                                (2,476)      (799)      (537)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt                                                        (579)      (874)      (340)
Additions to long-term debt                                                          624        575         48
Fees paid to issue debt                                                              (35)        (5)        (1)
Decrease in bank overdrafts                                                          (18)       (33)       (28)
Increase (decrease) in commercial
  Paper and other short-term notes                                                   656        308        (94)

Senior deferrable notes                                                              863       --         --
Common stock repurchased                                                            (388)      (557)       (13)
Proceeds from option plan exercises                                                  116          9         31

Cash dividends paid                                                                 (170)      (181)      (184)
--------------------------------------------------------------------------------------------------------------
 Cash provided by (used for) financing activities                                  1,069       (758)      (581)
--------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash                                                          20         (3)        (2)
 Balance at beginning of year                                                          5          8         10
--------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                          $    25    $     5    $     8
==============================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED BALANCE SHEETS
Georgia-Pacific Corporation and Subsidiaries


                                                                                                       January 1,   December 31
In millions, except shares and per share amounts                                                             2000        1998
================================================================================================================================
Assets
Current assets
  Cash                                                                                                   $     25    $      5
-----------------------------------------------------------------------------------------------------------------------------
  Receivables, less allowances of $25 and $25, respectively                                                 2,298       1,233
-----------------------------------------------------------------------------------------------------------------------------
  Inventories
    Raw materials                                                                                             453         418
    Finished goods                                                                                          1,367         760
    Supplies                                                                                                  344         311
    LIFO reserve                                                                                             (154)       (209)
-----------------------------------------------------------------------------------------------------------------------------
         Total inventories                                                                                  2,010       1,280
-----------------------------------------------------------------------------------------------------------------------------
  Deferred income tax assets                                                                                  139          61
-----------------------------------------------------------------------------------------------------------------------------
  Other current assets                                                                                         87          66
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                               4,559       2,645
-----------------------------------------------------------------------------------------------------------------------------
Timber and timberlands                                                                                      1,189       1,210
-----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
  Land and improvements                                                                                       498         428
  Buildings                                                                                                 1,634       1,336
  Machinery and equipment                                                                                  13,343      12,374
  Construction in progress                                                                                    403         315
-----------------------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, at cost                                                                 15,878      14,453
    Accumulated depreciation                                                                               (8,799)     (8,204)

-----------------------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment, net                                                           7,079       6,249
-----------------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                                               2,697       1,677
-----------------------------------------------------------------------------------------------------------------------------
Other assets                                                                                                1,373         919
-----------------------------------------------------------------------------------------------------------------------------
            Total assets                                                                                 $ 16,897    $ 12,700
================================================================================================================================


                                                                                       January 1,       December 31,
In millions, except per shares and per share amounts                                         2000               1998
======================================================================================================================
Liabilities and shareholders' equity
Current liabilities
  Bank overdrafts, net                                                                      $ 297               $195
  Commercial paper and other short-term notes                                               2,067              1,209
  Current portion of long-term debt                                                            39                 22
  Accounts payable                                                                            891                556
  Accrued compensation                                                                        334                247
  Other current liabilities                                                                   563                419
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   4,191              2,648
-----------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion                                                   4,621              4,125
-----------------------------------------------------------------------------------------------------------------------
Senior deferrable notes                                                                       863                  -
-----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                                 1,811              1,572
-----------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities                                                             1,536              1,231
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
Common stock                                                                                  155                150
Georgia-Pacific Group, par value $0.80; 400,000,000 shares authorized;
      191,983,000 and 186,564,000 shares issued
      at January 1, 2000 and December 31, 1998, respectively
The Timber Company, par value $0.80; 250,000,000 shares authorized;
      93,904,000 and 92,785,000 shares issued
      at January 1,2000 and December 31, 1998, respectively
 Treasury stock, at cost                                                                     (880)              (492)
      19,776,000 shares of Georgia-Pacific Group common stock and
      13,524,000 shares of The Timber Company common stock at
      January 1, 2000 and December 31,1998, respectively
 Additional paid-in capital                                                                 1,510              1,331

 Retained earnings                                                                          3,124              2,178
 Long-term incentive plan deferred compensation                                               (2)                  -
 Accumulated other comprehensive income                                                      (32)               (43)
-----------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                        3,875              3,124
-----------------------------------------------------------------------------------------------------------------------
               Total liabilities and shareholders' equity                                 $16,897            $12,700
=======================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Georgia-Pacific Corporation and Subsidiaries



                                                                                       Year Ended
                                                                            ----------------------------------
                                                                            January 1,         December 31,
In millions, except shares and per share amounts                                2000         1998         1997
==============================================================================================================
Common stock
  Beginning balance                                                        $     150    $     148  $      1464
  Common stock issued:
     Stock option plans and directors plan                                         3         --           --
     Employee stock purchase plans                                                 2         --              2
     Common stock issued for acquisition                                        --              2         --
--------------------------------------------------------------------------------------------------------------
            Ending balance                                                       155          150          148
--------------------------------------------------------------------------------------------------------------
Treasury stock
  Beginning balance                                                             (492)        --           --
  Common stock repurchased                                                      (388)        (492)        --
--------------------------------------------------------------------------------------------------------------
           Ending balance                                                       (880)        (492)        --
--------------------------------------------------------------------------------------------------------------
Additional paid-in capital
Beginning balance                                                              1,331        1,274        1,203
Common stock issued:
     Stock option plans and directors plan                                       155           20           35
     Employee stock purchase plans                                                53         --             56
     Long-term incentive plan                                                   --             (1)           3
 Common stock repurchased                                                       --            (56)         (22)
 Common stock issued for acquisition                                            --             93         --
 Stock issuance costs                                                            (29)        --           --
--------------------------------------------------------------------------------------------------------------
            Ending balance                                                     1,510        1,331        1,275
--------------------------------------------------------------------------------------------------------------
Retained Earnings
Beginning balance                                                              2,178        2,085        2,200

    Net income                                                                 1,116          274           69
    Cash dividends declared (Georgia- Pacific Group, $0.50,
      per common share for each of the three years presented;
      The Timber Company, $1.00 per common share
      for each of the three years presented)                                    (170)        (181)        (184)
--------------------------------------------------------------------------------------------------------------
            Ending balance                                                     3,124        2,178        2,085
--------------------------------------------------------------------------------------------------------------
Long-term incentive plan deferred compensation
Beginning balance                                                               --             (5)         (11)
Common stock issued under long-term incentive plan                                (2)           5            6
--------------------------------------------------------------------------------------------------------------
            Ending balance                                                        (2)        --             (5)
--------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
Beginning balance                                                                (43)         (33)         (28)
  Activity, net of taxes                                                          11          (10)          (5)
--------------------------------------------------------------------------------------------------------------
            Ending balance                                                       (32)         (43)         (33)
--------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                     $   3,875    $   3,124    $   3,470
==============================================================================================================
Georgia-Pacific Corporation common stock
  Shares issued and outstanding :
  Beginning balance
  Common stock issued:                                                                                  91,396
     Stock option plans and directors plan                                                                 473
     Employee stock purchase plans                                                                         763
     Long-term incentive plan                                                                              (25)
  Other                                                                                                   --
  Recapitalization (December 17, 1997)                                                                 (92,607)
--------------------------------------------------------------------------------------------------------------
            Ending balance                                                                                --
==============================================================================================================
Georgia-Pacific Group common stock shares Issued and outstanding:
  Beginning balance, common stock issued                                     186,564      184,498         --
  Recapitalization (December 17, 1997)                                          --           --        185,214
  Common stock issued:
      Stock option plans and directors plan                                    3,982          278         --
      Employee stock purchase plans                                            1,397           18         --
      Long-term incentive plan                                                    40          338         --
     Common stock issued for acquisition                                        --          3,280         --
Common stock repurchased and retired                                            --         (1,848)        (716)
--------------------------------------------------------------------------------------------------------------
Balance, common stock issued                                                 191,983      186,564      184,498
Common stock repurchased and held in treasury                                (19,776)     (13,524)        --
--------------------------------------------------------------------------------------------------------------
          Balance, common stock outstanding                                  172,207      173,040      184,498
==============================================================================================================

The Timber Company common stock shares
 issued and outstanding :
Beginning balance, common stock issued                                        92,785       92,607         --
Recapitalization (December 17, 1997)                                            --           --         92,607
Common stock issued:
     Stock option plans and directors plan                                       421          174         --
     Employee stock purchase plans                                               698            8         --
     Long-term incentive plan                                                   --             (4)        --
--------------------------------------------------------------------------------------------------------------
Balance, common stock issued                                                  93,904       92,785       92,607
Common stock repurchased and held in treasury                                (11,053)      (5,704)        --
--------------------------------------------------------------------------------------------------------------
          Balance, common stock outstanding                                   82,851       87,081       92,607
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Georgia-Pacific Corporation and Subsidiaries

                                                                         Year Ended
                                                           -----------------------------------
                                                           January 1,          December 31,
In millions                                                     2000         1998         1997
==============================================================================================
Net income                                                 $   1,116          274    $      69
Other comprehensive income (loss), before taxes
     Foreign currency translation adjustments                     11          (14)         (11)
     Minimum pension liability adjustment                          7           (3)           3
Income tax (expense) benefit related to
  items of other comprehensive income                             (7)           7            3
-----------------------------------------------------------------------------------------------
Comprehensive income                                       $   1,127    $     264    $      64


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE. 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

BASIS OF PRESENTATION The Corporation, a Georgia corporation, is broadly engaged in six business operations: the manufacture of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain nonwood products including gypsum board, chemicals and other products); the distribution of building products manufactured by the Corporation or purchased from others; the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of pulp and paper (including communication papers, market pulp, bleached board and tissue); the distribution of paper products and supplies manufactured by the Corporation or purchased from others; and the growing of timber on the approximately 4.7 million acres of timberlands that the Corporation owns or leases. In 1999, these timberlands supplied approximately 19% of the overall timber requirements of the Corporation's manufacturing facilities.

     On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses (the Letter Stock Recapitalization). The Corporation's Articles of Incorporation were amended and restated to (i) create a new class of stock designated as Georgia-Pacific Corporation -Timber Group common stock, $0.80 par value per share (The Timber Company stock), consisting of 250 million authorized shares; (ii) redesignate each authorized share of the Corporation's common stock, $0.80 par value per share (the Existing Common Stock) as, and convert each share into, one share of Georgia-Pacific Corporation - Georgia-Pacific Group common stock (now two shares of Georgia-Pacific Group common stock after giving effect to the May 14, 1999 two-for-one stock split), $0.80 par value per share (Georgia-Pacific Group stock); (iii) increase the number of shares of Georgia-Pacific Group stock authorized for issuance from 150 million shares to 400 million shares; and (iv) authorize the distribution of one share of The Timber Company stock for each outstanding share of Georgia-Pacific Group stock.

     The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company," respectively, or collectively as the "groups."

     The Georgia-Pacific Group is a manufacturer and distributor of building products as well as a producer and distributor of pulp and paper products. The Georgia-Pacific Group includes a procurement function that is responsible for purchasing timber and wood fiber for all the Georgia-Pacific Group's manufacturing facilities. The Timber Company is engaged primarily in the growing and selling of timber.

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

     The financial statements of the groups comprise all of the accounts included in the corresponding consolidated financial statements of the Corporation. The separate financial statements of the Georgia-Pacific Group and The Timber Company have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations and cash flows for each of the groups, with all significant intragroup transactions and balances eliminated; (ii) in the case of The Timber Company's financial statements, assets and liabilities of the Corporation and related transactions identified with The Timber Company, including allocated portions of the Corporation's debt and general and administrative expense (G&A); and (iii) in the case of the Georgia-Pacific Group's financial statements, all other assets and liabilities and related transactions of the Corporation, including allocated portions of the Corporation's debt and G&A. Intergroup timber sales between the Georgia-Pacific Group and The Timber Company have not been eliminated on either group's financial statements.

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

     Holders of Georgia-Pacific Group stock and The Timber Company stock have only the rights customarily held by common shareholders of the Corporation and do not have any rights related to their corresponding group except as set forth in provisions relating to dividend and liquidation rights and requirements for a mandatory dividend, redemption or conversion upon the disposition of assets of their corresponding group, or have any right to vote on matters as a separate voting group other than in limited circumstances as provided under Georgia law or by stock exchange rules. The relative voting power of Georgia-Pacific Group stock and The Timber Company stock will fluctuate from time to time, with each share of Georgia-Pacific Group stock having one vote and each share of The Timber Company stock having a number of votes based upon the ratio, over a specified period prior to any shareholder vote, of the time-weighted average market values of one share of The Timber Company stock and of one share of Georgia-Pacific Group stock. This formula is intended to give each class of common stock a number of votes proportionate to its aggregate market capitalization at the time of any vote. Accordingly, changes in the market value of Georgia-Pacific Group stock and The Timber Company stock will affect their relative voting rights. As of January 1, 2000, the holders of Georgia-Pacific Group stock had a substantial majority of the voting power of the Corporation.

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

     The Board may, in its sole discretion, determine to convert shares of the class of common stock related to one group into the class of common stock related to the other group at any time at a 15% premium, or at a 10% premium in the case of certain dispositions of all or substantially all of the properties or assets of the group whose stock is being converted. Any conversion at any premium would dilute the interests in the Corporation of the holders of the class of common stock being issued in the conversion. In addition, any such conversion of a class of common stock into another class of common stock would preclude holders of both classes of common stock from retaining their investment in a security that is intended to reflect separately the performance of the relevant group.

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

FINANCIAL ACTIVITIES At June 30, 1997, $1.0 billion of the Corporation's total debt was allocated to The Timber Company for financial statement purposes, and the balance of the Corporation's total debt was allocated to the Georgia-Pacific Group. The Corporation's debt was allocated between the groups based upon a number of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service and dividends. In addition, the Corporation considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. Management believes that such allocation is equitable and reasonable.

     At January 1, 2000, $970 million of the Corporation's debt was allocated to The Timber Company and $6,054 million was allocated to the Georgia-Pacific Group. The senior deferrable notes and related interest expense are allocated specifically to the Georgia-Pacific Group (see Note 6 of the Notes to the Consolidated Financial Statements). The Corporation has not allocated any other debt securities or instruments to either group. The debt of each group bears interest at a rate equal to the weighted average interest rate of all the Corporation's debt calculated on a quarterly basis. This weighted average interest rate excluded the interest on the senior deferrable notes. Management believes that this method of allocation of the cost of debt is equitable and provides a reasonable estimate of the cost attributable to the groups.

     Each group's debt increases or decreases by the amount of any net cash generated by, or required to fund, the group's operating activities, investing activities, dividend payments, share repurchases and other financing activities. Interest is charged to each group in proportion to the respective amount of each group's debt. Changes in the cost of the Corporation's debt are reflected in adjustments to the weighted average interest cost of such debt. Dividend costs with respect to any preferred stock issued by the Corporation are charged in a similar manner.

ALLOCATION OF SHARED SERVICES A portion of the Corporation's shared G&A (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) has been allocated to each group based upon identification of such services specifically used by each group. Where determinations based on specific usage alone have been impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to each group. These methods consisted of allocating costs based on (i) number of employees of each group, (ii) percentage of office space of each group and (iii) estimated percentage of staff time allocable to each group. The total of these allocations was $251 million, $282 million and

$346 million in 1999, 1998 and 1997, respectively. It is not practicable to provide a detailed estimate of the expenses that would be recognized if either group were a separate legal entity.

ALLOCATION OF EMPLOYEE BENEFITS A portion of the Corporation's employee benefit costs, including pension and postretirement health care and life insurance benefits, has been allocated to each group. The pension cost related to their participation in the Corporation's noncontributory defined benefit pension plan, and other employee benefit costs related to their participation in the Corporation's postretirement health care and life insurance benefit plans, are actuarially determined based on the number of their employees and an allocable share of the plan assets and are calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. Management believes such method of allocation is equitable and provides a reasonable estimate of the costs attributable to each group.

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

ALLOCATION OF FEDERAL AND STATE INCOME TAXES The federal income taxes of the Corporation and the subsidiaries that own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Corporation's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits, but can be used on a consolidated basis, are credited to the group that generated such benefits. Had the groups filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the groups' statements of income for the years ended January 1, 2000 and December 31, 1998 and 1997. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to each group on the historical financial statements may differ from those that would have been allocated had the groups filed separate income tax returns.

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

DIVIDENDS For purposes of the historical financial statements of the Georgia-Pacific Group and The Timber Company, for periods prior to 1998, all dividends declared and paid by the Corporation were evenly allocated between the groups. Management believes that such method of allocation is equitable and provides a reasonable estimate of the dividends that would have been declared and paid in respect of each class of common stock. The amount of earnings available for payment of dividends on Georgia-Pacific Group stock and on The Timber Company stock (i.e., the available dividend amounts) on any date is the amount in excess of the minimum amount necessary for the particular group to be able to pay its debts as they become due in the usual course of business. Future dividends will not bear a direct relationship to earnings and retained earnings as expressed on each group's combined financial statements in accordance with generally accepted accounting principles. Accordingly, a mathematical calculation of the available dividend amount for either group cannot be made.

STOCK SPLIT On May 4, 1999, the Board declared a two-for-one split of the Georgia-Pacific Group's stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group stock for each such share outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76 million of shareholders' equity was reclassified from "Additional paid-in capital" to "Common stock." All historical share and per share amounts have been restated to reflect retroactively the stock split.

REVENUE RECOGNITION The Corporation recognizes revenue when title to the goods sold passes to the buyer, which is generally at the time of shipment. Timber sales are recognized when legal ownership or the risk of loss passes to the purchaser and the quantity sold is determinable.

INCOME PER SHARE Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans, and pursuant to the terms of the PEPS Units. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Income per share for each group is reflected on a pro forma basis for 1997 as if the Letter Stock Recapitalization had occurred on January 1, 1997. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

EARNINGS PER SHARE
Georgia-Pacific Corporation and Subsidiaries


                                                                                        Year ended
------------------------------------------------------------------------------------------------------------------------------------
 In millions, except shares and per                         January 1,                         December 31,
 share amounts                                               2000              2000            1998                   1998
====================================================================================================================================
                                                           Georgia-              The          Georgia-                  The
                                                            Pacific           Timber           Pacific               Timber
                                                              Group          Company             Group              Company
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income (loss) available
to shareholders (numerator):
Income (loss) before extraordinary
 item and accounting change                              $        716      $       400       $         111         $        178
Extraordinary item, net of taxes                                 --               --                   (13)                  (2)
Accounting change, net of taxes                                  --               --                  --                   --
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        $        716      $       400       $          98         $        176
------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator):
Average shares outstanding                                171,807,884       84,138,673         179,765,172           90,313,022
Dilutive securities:
    Options                                                 3,677,295*         426,423**         1,249,430***           492,549****
    Employee stock purchase plans                             438,630           40,508              71,620                7,575
------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion                                 175,923,809       84,605,604         181,086,222           90,813,146
------------------------------------------------------------------------------------------------------------------------------------
Per share amounts:
Basic
Income (loss) before extraordinary
 items and accounting change                             $       4.17      $      4.75       $        0.62         $       1.97
 Extraordinary item, net of taxes                                --               --                 (0.07)               (0.02)
 Accounting change, net of taxes                                 --               --                  --                   --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $       4.17      $      4.75       $        0.55         $       1.95
------------------------------------------------------------------------------------------------------------------------------------
Diluted
Income (loss) before extraordinary
 Item and accounting change                              $       4.07      $      4.73       $        0.61         $       1.96
 Extraordinary item, net of taxes                                --               --                 (0.07)               (0.02)
 Accounting change, net of taxes                                 --               --                  --                   --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $       4.07      $      4.73       $        0.54         $       1.94
====================================================================================================================================




                                                                             Year ended
                                                               ----------------------------------------
                                                                            December 31,
 In millions, except shares and per share amounts                1997                        1997
                                                                Georgia-                      The
                                                                Pacific                      Timber
                                                                 Group                      Company

Basic and diluted income (loss) available
To shareholders (numerator):
Income (loss) before extraordinary
 Item and accounting change                                    $           (86)              $       215
Extraordinary item, net of taxes                                          --                        --
Accounting change, net of taxes                                            (60)                     --
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $          (146)              $       215
========================================================================================================
Shares (denominator):
Average shares outstanding                                         182,860,880                91,444,588
Dilutive securities:
    Options                                                    -#                                677,784*****
    Employee stock purchase plans                              -#                                  4,047
--------------------------------------------------------------------------------------------------------
Total assuming conversion                                          182,860,880                92,126,419
========================================================================================================
Per share amounts:
Basic

Income (loss) before extraordinary
  items and accounting change                                  $            (0.47)           $      2.35
Extraordinary items, net of taxes                                         --                        --
Accounting change, net of taxes                                             (0.33)                  --
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $            (0.80)           $      2.35
========================================================================================================
Income (loss) before extraordinary
  Items and accounting change                                  $            (0.47)           $      2.33
Extraordinary item, net of taxes                                          --                        --
Accounting change, net of taxes                                             (0.33)                  --
--------------------------------------------------------------------------------------------------------
Net income (loss)                                              $            (0.80)           $      2.33
========================================================================================================

* Options to purchase 176,490 shares of Georgia-Pacific Group stock at prices ranging from $43.58 to $91.58 per share were outstanding during 1999, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the options' exercise price and the PEPS Unit purchase contract price were greater than the average market price of the common shares.
** Options to purchase 1,004,000 shares of The Timber Company stock at $25.13 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.
*** Options to purchase 23,856 shares of Georgia-Pacific Group stock at $30.25 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.
**** Options to purchase 1,951,130 shares of The Timber Company stock at prices ranging from $23.21 to $25.13 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.
# Options to purchase 10,710,954 shares of Georgia-Pacific Group stock at prices ranging from $21.00 to $28.65 per share were outstanding during 1997, as were shares subscribed under the 1997 Employee Stock Purchase Plan. However, due to operating losses, these shares are antidilutive and are not included in the calculation of diluted earnings per share.
***** Options to purchase 1,010,600 shares of The Timber Company stock at $25.13 per share were issued on December 17, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

INVENTORY VALUATION Inventories are valued at the lower of year-to-date average cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (LIFO) dollar value pool method was used to determine the cost of approximately 65% and 59% of inventories at January 1, 2000 and December 31, 1998, respectively.

TIMBER AND TIMBERLANDS The Corporation capitalizes timber and timberland purchases and reforestation costs. The cost of timber harvested is based on the volume of timber harvested, the capitalized cost and the total timber volume estimated to be available over the growth cycle. Timber carrying costs are expensed as incurred.

     Gains or losses on sales of timberlands are reflected as a reduction of "Cost of sales" on the accompanying statements of income, with the exception of major divestitures, which are reflected as "Other income."

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost. Lease obligations for which the Corporation assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacements of minor components of property, and repair and maintenance costs, are charged to expense as incurred.

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

     The Corporation capitalizes incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. Capitalized costs were $66 million at January 1, 2000 and $31 million at December 31, 1998. Amounts are included as property, plant and equipment on the accompanying balance sheets.

     In 1997, the Corporation adopted EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a one-time, after-tax charge of $60 million.

     The Corporation capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets. Interest capitalized, expensed and paid was as follows:

                                           Year ended
                       ---------------------------------------------
                             January 1,        December 31,
In millions                    2000            1998            1997
====================================================================
Total interest costs          $ 501           $ 452           $ 476
Interest capitalized             (6)             (9)            (11)
--------------------------------------------------------------------
Interest expense              $ 495           $ 443           $ 465
====================================================================
Interest paid                 $ 473           $ 468           $ 475
====================================================================

LANDFILLS AND LAGOONS The Corporation accrues for landfill closure costs over the periods that benefit from the use of the landfill and accrues for lagoon clean-out costs over the useful period between clean-outs.

GOODWILL The Corporation amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 40 years. The Corporation reviews the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of those assets.

     Amortization expense was $69 million, $62 million and $59 million in 1999, 1998 and 1997, respectively. Accumulated amortization at January 1, 2000 and December 31, 1998 was $615 million and $546 million, respectively.

ENVIRONMENTAL MATTERS The Corporation recognizes a liability for environmental remediation costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as other liabilities on the accompanying balance sheets.

     Environmental costs are generally capitalized when the costs improve the condition of the property or the costs prevent or mitigate future contamination. All other costs are expensed.

INVESTMENT IN REAL ESTATE HELD FOR DEVELOPMENT AND SALE The Corporation divested its real estate development properties located in South Carolina and Florida in the first quarter of 1998. As a result, the Corporation is no longer engaged in real estate development activities. Real estate held for development and sale was stated at the lower of cost or net realizable value, and included direct costs of land and land development and indirect costs, including amenities, less amounts charged to cost of sales. These costs were allocated to individual lots or acreage sold based on relative sales value. Direct costs were allocated on a specific neighborhood basis, while indirect costs were allocated over the projects. The Corporation recognized sales of retail homesites developed when all conditions, as set forth in SFAS No. 66, "Accounting for Sales of Real Estate," had occurred.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ACCOUNTING STANDARDS CHANGE In July 1999, the FASB issued SFAS No. 137, providing for a one-year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on the Corporation's derivative instruments, which are primarily interest rate swaps, foreign currency forward contracts, commodity futures and long-term purchase commitments. The impact of such adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.

CHANGE IN FISCAL YEAR On or about April 22, 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of one additional day on the year ended January 1, 2000 was not material. There will be no transition period on which to report.

RECLASSIFICATIONS Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation. Beginning in 1999 and in connection with the acquisition of Unisource (see Note 3 of the Notes to Consolidated Financial Statements), certain selling and distribution expenses, which had previously been included in "Net sales," "Cost of sales" and "General and administrative" expenses, are now presented separately on the consolidated statements of income. In addition, amortization of goodwill, which had previously been included in "Cost of sales," is now presented in "Depreciation, amortization and cost of timber harvested" on the consolidated statements of income.

NOTE 2. OPERATING SEGMENT INFORMATION
The Corporation has six reportable operating segments: building products, building products distribution, timber, containerboard and packaging, pulp and paper, and paper distribution.

     Manufactured products in the building products segment consist primarily of wood panels (plywood, oriented strand board, hardboard and particleboard), lumber, gypsum products and chemicals. The building products distribution segment sells a wide range of building products manufactured by the Corporation or purchased from others. These segments of the business are primarily affected by the level of housing starts; the level of repairs, remodeling and additions; industrial markets; commercial building activity; the availability and cost of financing; and changes in industry capacity.

     The timber segment consists of The Timber Company and is engaged primarily in the growing and selling of timber. In addition, the timber segment is engaged in certain businesses related to ownership and management of timberlands, including managing the sale of hunting leases, the sale of minerals and mineral rights, and the sale of easements. The operations of the timber segment are affected by a number of factors, including prices for timber generally, selling prices for manufactured wood products, supplies of timber from other wood sources in the United States and competition for these raw materials, as well as seasonal factors such as weather.

     The containerboard and packaging segment produces linerboard, medium, kraft and corrugated packaging. The pulp and paper segment produces communication papers, market pulp, bleached board and tissue. The paper distribution segment sells and distributes high-quality printing, writing and copying papers and a broad range of packaging and maintenance supplies, equipment and services. Markets for these segments are affected primarily by changes in industry capacity, the level of economic growth in U.S. and export markets, and fluctuations in currency exchange rates.

     The accounting policies of the segments are primarily the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations before interest and income taxes (i.e., operating profit or loss).

     The Corporation accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     The Corporation's reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different customers and requires different production processes.

     The "Other" nonreportable segment includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses, and the elimination of intersegment sales and related profits.

     The Corporation has a large and diverse customer base, which includes some customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended January 1, 2000. Sales to foreign markets in 1999, 1998 and 1997 were 7%, 7% and 8%, respectively. These sales were primarily to customers in Canada, Europe, Asia and Latin America. Information on operations in U.S. and foreign markets is as follows:

REVENUES*


                                                               Year ended
                                      --------------------------------------------------------------
                                      January 1,                              December 31,
In millions                                 2000                     1998                      1997
====================================================================================================
United States                              $16,699                  $12,411                  $12,026
Foreign countries                            1,278                      931                    1,068
----------------------------------------------------------------------------------------------------

*Revenues are attributed to countries based on location of customer.

Because a substantial portion of the Corporation's foreign revenues are derived from the sale of U.S.-produced products abroad, assets located outside the United States are not material.


                                                                                       Building                       Containerboard
                                                                        Building       products                                  And
In millions                                                             Products   distribution           Timber           Packaging
====================================================================================================================================
Net sales to unaffiliated customers                                    $3,869           $ 4,858            $  199           $ 2,327
Intersegment sales                                                      2,295                11               327                64
-----------------------------------------------------------------------------------------------------------------------------------
    Total net sales                                                    $6,164           $ 4,869            $  526           $ 2,391
Operating profit (loss)                                                 1,139                63               726               344
Depreciation, amortization, cost of
  timber harvested and
  goodwill amortization                                                   327                36                42               157
Property, plant and
  equipment investments                                                   265                16                 2                92
 Timber and timberland purchases                                          150              --                  78              --
Acquisitions                                                               51              --                --                  23
Assets                                                                  2,593             1,006             1,521             1,955


===================================================================================================================================
1998
Net sales to unaffiliated                                              $3,337           $ 4,325            $  125           $ 2,044
Customers
Intersegment sales                                                      2,455                 8               409                60
-----------------------------------------------------------------------------------------------------------------------------------
    Total net sales                                                    $5,792           $ 4,333            $  534           $ 2,104
Operating profit (loss)                                                   603                 1               364               106
Depreciation, amortization, cost of
  timber harvested and
  goodwill amortization                                                   321                45                44               148
Property, plant and
  equipment investments                                                   186                12                 6                84
Timber and timberland purchases                                           142              --                  59              --
Acquisitions                                                               19              --                --                  93
Assets                                                                  2,505               990             1,174             1,871
===================================================================================================================================
1997
Net sales to unaffiliated customers                                    $3,139           $ 4,398            $  126           $ 1,765
Intersegment sales                                                      2,406                 8               425                52
-----------------------------------------------------------------------------------------------------------------------------------
    Total net sales                                                    $5,545           $ 4,406            $  551           $ 1,817
Operating profit (loss)                                                   490              (171)              437                (6)
Depreciation, amortization, cost of
  timber harvested and
  goodwill amortization                                                   312                48                48               134
Property, plant and
  equipment investments                                                   169                44                 2               132
Timber and timberland purchases                                           131              --                  44              --
Acquisitions                                                             --                --                --                --
Assets                                                                  2,452             1,179             1,171             1,735
===================================================================================================================================


                                                                   Pulp and            Paper              All
In millions                                                           Paper     distribution            Other          Consolidated
===================================================================================================================================
1999
Net sales to unaffiliated customers                                  $3,407           $3,331           $   (14)*             $17,977
Intersegment sales                                                      484                5            (3,186)**               --
------------------------------------------------------------------------------------------------------------------------------------
    Total net sales                                                  $3,891           $3,336           $(3,200)              $17,977
Operating profit (loss)                                                 266               78              (300)***             2,316
Depreciation, cost of
  timber harvested and
  goodwill amortization                                                 351               26                74                 1,013
Property, plant and
  equipment investments                                                 262               45                41                   723
 Timber and timberland purchases                                       --               --                --                     228
Acquisitions                                                            755              829              --                   1,658

Assets                                                                4,772            2,369             2,731                16,897
====================================================================================================================================
1998
Net sales to unaffiliated customers                                  $3,521           $ --             $   (10)*             $13,342
Intersegment sales                                                       33             --              (2,965)**               --
------------------------------------------------------------------------------------------------------------------------------------
    Total net sales                                                  $3,554           $ --             $(2,975)***           $13,342
Operating profit (loss)                                                 133             --                (273)                  934
Depreciation, cost of
  timber harvested and
  goodwill amortization                                                 354             --                  85                   997
Property, plant and
  equipment investments                                                 305             --                  45                   638
 Timber and timberland purchases                                       --               --                --                     201
Acquisitions                                                           --               --                --                     112
Assets                                                                3,808             --               2,352                12,700
====================================================================================================================================
1997
Net sales to unaffiliated customers                                  $3,675           $ --             $    (9)*             $13,094
Intersegment sales                                                       26             --              (2,917)**               --
------------------------------------------------------------------------------------------------------------------------------------
    Total net sales                                                  $3,701           $ --             $(2,926)              $13,094
Operating profit (loss)                                                 201             --                (251)***               700
Depreciation, cost of
  timber harvested and
  goodwill amortization                                                 386             --                  89                 1,017
Property, plant and
  equipment investments                                                 306             --                  64                   717
 Timber and timberland purchases                                       --               --                --                     175
Acquisitions                                                           --               --                --                    --
Assets                                                                3,951             --               2,462                12,950
====================================================================================================================================


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


RECONCILIATION OF SEGMENT OPERATING PROFITS TO CONSOLIDATED NET INCOME Georgia-Pacific Corporation and Subsidiaries



                                                                                                    Year Ended
                                                                    ----------------------------------------------------------------
                                                                              January 1,                       December 31,

In millions                                                                        2000                  1998                  1997
====================================================================================================================================
Total operating profits                                                           $2,316                $ 934                 $ 700
Interest expense                                                                     495                  443                   465
Provision for income taxes                                                           705                  202                   106
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary items
   and accounting  change                                                          1,116                  289                   129
Extraordinary items, net of taxes                                                   --                    (15)                 --
Accounting change, net of taxes                                                     --                   --                     (60)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $1,116                $ 274                 $  69
====================================================================================================================================



NOTE 3.  ACQUISITIONS, DIVESTITURES AND UNUSUAL ITEMS
ACQUISISTIONS AND DIVESTITURES. The following acquisitions and divestitures were completed during 1999, 1998 and 1997.

     At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through January 1, 2000, the Corporation paid approximately $829 million for such shares. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

     Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of January 1, 2000, and is subject to change pending finalization of studies of fair value and the finalization of management's plans to consolidate or close additional distribution centers. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

In millions
======================================================
Current assets                                 $ 1,228
Property, plant and equipment                      230
Goodwill                                            27
Liabilities                                        762
Common stock issued                             (1,418)
------------------------------------------------------
Net cash paid for Unisource                    $   829
======================================================

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

                                                               Year ended
                                                      --------------------------
                                                       January 1,   December 31,
In millions, except per share amounts                       2000            1998
================================================================================
Georgia-Pacific Corporation:
Net sales                                              $    20,993     $ 20,359
  Income before extraordinary items                          1,109           33
  Net income                                                 1,109           18
Georgia-Pacific Group data:
  Income (loss) before extraordinary items                     709         (145)
  Net income (loss)                                            709         (158)
  Basic income (loss) before
  extraordinary items per share                               4.12        (0.81)
  Diluted income (loss) before
    extraordinary items per share                             4.03        (0.81)
  Basic earnings (loss) per share                             4.12        (0.88)
  Diluted earnings (loss) per share                           4.03        (0.88)
--------------------------------------------------------------------------------

     The Timber Company's results of operations are not impacted by the Unisource transaction.

     The 1998 pro forma financial data includes nonrecurring restructuring and asset write-down charges of $225 million ($178 million after taxes) taken by Unisource.

     The Corporation has nearly finalized and is in various phases of implementing plans to restructure existing Unisource activities, including the consolidation or closure of certain distribution centers, closure of the Unisource headquarters facility, termination of redundant headcount and the relocation of certain administrative functions. In connection with the acquisition of Unisource, the Corporation recorded liabilities totaling approximately $71 million for employee termination (relating to approximately 1,680 hourly and salaried employees) and relocation costs, and $20 million for closing costs of 48 facilities. As a result of this program, approximately 580 employees were terminated and 31 facilities were closed or consolidated in 1999. Finalization of management's plans to consolidate or close additional distribution centers and changes in implementation plans could result in additional liabilities recorded as part of the purchase price or charges to earnings. The following table provides a rollforward of the $91 million reserve for restructuring from the date of acquisition through January 1, 2000:


Type of Cost

                                                          Balance                                       Balance
                                                          July 4,                                     January 1,
In millions                                                 1999         Additions          Usage          2000
======================================================================================================================
Employee separation                                        $71           $    --             $(28)           $43
Facility closing costs and asset impairments                20                --               (6)            14
----------------------------------------------------------------------------------------------------------------------
Total                                                      $91           $    --             $(34)           $57
======================================================================================================================


     In addition, during 1999, the Corporation completed the acquisition of a packaging plant, four treated lumber facilities, a chemical business and lumber transportation assets for a total consideration of approximately $74 million in cash. The results of operations of the packaging plant and treated lumber facilities were consolidated with those of the Corporation beginning in the second quarter of 1999. The operating results of the chemical business and lumber transportation assets were consolidated with those of the Corporation beginning in the third and fourth quarters, respectively, of 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

     Effective October 3, 1999, the Corporation and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their away-from-home tissue businesses. The Corporation contributed substantially all the assets of its commercial tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, for which it received a 5% equity interest in the joint venture and an initial cash distribution of approximately $755 million.

     The results of the Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of January 1, 2000, and is subject to change pending the finalization of management's plans for manufacturing and distribution activities. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

In millions
=============================================================
Current assets                                       $    97
Property, plant and equipment                            632
Goodwill                                                 290
Liabilities                                             (264)
-------------------------------------------------------------
Net cash paid for Wisconsin Tissue assets            $   755
=============================================================

     The Corporation has completed an organizational restructuring of the sales, marketing, administrative and manufacturing support activities for its away-from-home tissue business, which resulted in the elimination of approximately 300 salaried and hourly positions. The Corporation recorded liabilities totaling approximately $7 million for termination and relocation costs of Wisconsin Tissue employees. This $7 million liability was included as part of the Wisconsin Tissue assets purchase price. In addition, the Corporation recorded liabilities totaling approximately $2 million for the termination and relocation of employees of the Corporation. This $2 million liability was charged to earnings in 1999. As a result of these programs, approximately 100 employees were terminated and approximately $2 million of the termination and relocation reserves was used in 1999. The Corporation has not yet finalized its plans for manufacturing and distribution activities. Finalization of these plans may result in additional liabilities recorded as part of the purchase price or charges to earnings.

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

     During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in New Brunswick, Canada and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after taxes). The amount is reflected in "Other income" on the accompanying statements of income. In conjunction with the sale of its Maine timberlands, the Corporation received notes from the purchaser in the amount of $51 million. In November 1999, the Corporation monetized these notes through the issuance of notes payable in a private placement. The Corporation will use proceeds from the notes received from the purchaser to fund payments required for the notes payable. The notes receivable are classified as "Other assets" and the notes payable are classified as "Other long-term liabilities" on the accompanying January 1, 2000 balance sheets.

     In December 1999, the Corporation sold approximately 194,000 acres of redwood and Douglas fir timberlands in Northern California for a purchase price of approximately $397 million and recognized a pretax gain of $271 million ($165 million after taxes). The amount is reflected in "Other income" on the accompanying statements of income. In conjunction with the sale of its California timberlands, the Corporation received notes from the purchaser with an estimated fair value of $350 million. These notes are fully secured by a standby letter of credit with an unaffiliated third-party financial institution. The Corporation plans to monetize these notes through the issuance of notes payable in the first half of 2000. These notes are included in "Other assets" on the accompanying balance sheets at January 1, 2000.

     In March 1998, the Corporation sold its real estate development properties located in South Carolina and Florida for $18 million in cash, resulting in a pretax gain of approximately $1 million.

     In December 1998, the Corporation completed the sale of approximately 61,000 acres of timberlands located in West Virginia. This sale resulted in a pretax gain of $24 million ($14 million after taxes). The amount is reflected in "Other income" on the accompanying statements of income.

     In March 1997, the Corporation sold its Martell, California, operations for $308 million. Assets included in this transaction were 127,000 acres of timberlands allocated to The Timber Company, and a sawmill and a particleboard plant allocated to the Georgia-Pacific Group. In conjunction with the sale of its Martell operations, the Corporation received notes from the purchaser in the amount of $270 million related to the timberlands. In April 1997, the Corporation monetized the notes through the issuance of notes payable in a private placement. The notes receivable are classified as "Other assets" and the notes payable are classified as "Other long-term liabilities" on the accompanying balance sheets. The Corporation recognized a pretax gain of approximately $128 million on the sale ($80 million after taxes). The amount is reflected in "Other income" on the accompanying statements of income.

BUILDING PRODUCTS DISTRIBUTION SEGMENT RESTRUCTURING In December 1997, the Corporation began a restructuring plan that included disposing of its millwork fabrication facilities nationwide as well as several building products distribution centers located in the Western United States. A reserve of $70 million was recorded in the 1997 fourth quarter for anticipated liabilities and write-down of assets associated with the plan. The execution of the plan included termination of approximately 1,770 employees in 1998. The employees included hourly and salaried personnel employed in the identified millwork fabrication facilities and distribution centers, and associated sales and administrative personnel. The Corporation also accrued related pension, outplacement and retention expenses for these employees. The total amount of the 1997 charge related to employee severance was $15 million and is reflected in "Cost of sales" and "General and administrative" expenses on the accompanying statements of income. No termination benefits were paid in 1997 related to this plan.

     The following table provides a rollforward of the remaining reserve for business restructurings from December 31, 1998 to January 1, 2000.

                                        Balance                                                  Balance
                                   December 31,                                               January 1,
In millions                               1998           Additions           Usage                  2000
--------------------------------------------------------------------------------------------------------
Employee separation                         $-           $      --            $--             $     --
Facility closing costs
  and asset impairments                      2                  --             (2)                  --
--------------------------------------------------------------------------------------------------------
Total                                       $2           $      --            $(2)            $     --
========================================================================================================

     Prior to 1996, the Corporation implemented a program to change and improve certain processes in the Corporation's building products distribution segment. The Corporation expensed $10 million of termination benefit costs in 1997 related to this program. As a result of this program, approximately 720 employees were terminated in 1997.

NOTE 4 RECEIVABLES

     The Corporation has a large, diversified customer base, which includes some customers located in foreign countries. The Corporation closely monitors extensions of credit and has not experienced significant losses related to its receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility.Supplemental information on the accounts receivable balances at January 1, 2000 and December 31, 1998 is as follows:

                                     January 1,                 December 31,
 (In millions)                            2000                         1998
================================================================================
Receivables
   Trade                                 $2,183                       $1,170
   Other                                    140                           88
--------------------------------------------------------------------------------
                                          2,323                        1,258
   Less allowances                           25                           25
--------------------------------------------------------------------------------
   Receivables, net                      $2,298                       $1,233
================================================================================

     In June 1999, the Corporation renegotiated its accounts receivable secured borrowing program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in April 2000. In connection with the acquisition of Unisource, the Corporation assumed former Unisource programs to pledge up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. program expires in April 2000 and the Canadian program expires in May 2004. At January 1, 2000, approximately $948 million was outstanding under the Corporation's and Unisource's programs in the aggregate. All programs are accounted for as secured borrowings.

      The $948 million and $280 million of receivables outstanding under these programs at January 1, 2000 and December 31, 1998, respectively, and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes" on the accompanying balance sheets. A portion of the cost of the accounts receivable secured borrowing programs is based on the creditors' level of investment and borrowing costs. The Corporation pays fees based on its senior debt ratings. The total cost of the programs, which was $36 million in 1999, $17 million in 1998 and $19 million in 1997, is included in interest expense on the accompanying statements of income.

     Under the accounts receivable secured borrowing programs, the maximum amount of the creditors' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

NOTE 5. INDEBTEDNESS

The Corporation's indebtedness includes the following:


                                                                      January 1,           December 31,
In millions                                                                2000                    1998
-------------------------------------------------------------------------------------------------------
Debentures, 8.6% average rate,
   payable through 2029                                                 $ 3,589                 $ 3,100
Notes, 6.1% average rate,
   payable through 2006                                                     400                     400
Revenue bonds, 5.5% average rate,
   payable through 2029                                                     653                     637
Other loans, 7.3% average rate,
   payable through 2005                                                      28                      29
Capital leases, 10.1% average rate,
   payable through 2010                                                      14                    --
Less: unamortized discount                                                  (24)                    (19)
-------------------------------------------------------------------------------------------------------
                                                                          4,660                   4,147
Less: long-term portion of debt                                           4,621                   4,125
-------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                            39                      22
Commercial paper and other
   short-term notes, 6.5% average rate                                    2,067                   1,209
Bank overdrafts, net                                                        297                     195
-------------------------------------------------------------------------------------------------------
Total short-term debt                                                     2,403                   1,426
-------------------------------------------------------------------------------------------------------
Total debt                                                              $ 7,024                 $ 5,551
=======================================================================================================
Georgia-Pacific Group's portion of Corporation debt:
    Short-term debt                                                     $ 2,071                 $ 1,173
    Long-term debt, excluding
      current portion                                                     3,983                   3,395
-------------------------------------------------------------------------------------------------------
Georgia-Pacific Group's total debt                                      $ 6,054                 $ 4,568
=======================================================================================================
The Timber Company's portion of
  Corporation debt:
    Short-term debt                                                     $   332                 $   253
    Long-term debt, excluding
      current portion                                                       638                     730
-------------------------------------------------------------------------------------------------------
The Timber Company's total debt                                         $   970                 $   983
=======================================================================================================
Weighted average interest rate on
    Corporation debt at year end                                            7.2%                    7.2%
=======================================================================================================

For additional information regarding financial instruments, see Note 6 and 7.

    The scheduled maturities of the Corporation's long-term debt for the next five years are as follows: $39 million in 2000, $9 million in 2001, $376 million in 2002, $317 million in 2003 and $35 million in 2004.

NOTES, DEBENTURES AND OTHER LOANS During 1999, in connection with the formation of Georgia-Pacific Tissue, the Corporation issued $500 million of 7.75% Debentures Due November 15, 2029.

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

REVOLVING CREDIT FACILITY During 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. Under the agreement with Bank of America National Trust and Savings Association and 14 other domestic and international banks, $1 billion will terminate in July 2000 and $1 billion will terminate in 2004. As of January 1, 2000, $1,145 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

     Borrowings under the agreement bear interest, at the election of the Corporation, at either (i) the higher of the Federal Funds Rate plus 1/2% or the stipulated bank lending rate or (ii) LIBOR plus 0.2625% or (iii) fixed or floating rates set by competitive bids. Fees associated with this revolving credit facility include a facility fee of 0.125% and 0.150% per annum on the aggregate commitments of the lenders under Tranche A and Tranche B, respectively, and a utilization fee of 0.125%. Fees and margins may be adjusted upward or downward according to a pricing grid based on the Corporation's long-term debt ratings. At January 1, 2000, $855 million was borrowed under the credit agreement at a weighted average interest rate of 6.5%. Amounts outstanding under the revolving credit facility are included in "Commercial paper and other short-term notes" on the accompanying balance sheets.

     The revolving credit agreement contains certain restrictive covenants. The covenants include a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization [EBITDA]) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of January 1, 2000, the leverage ratio was 2.7 to 1.0.

COMMERCIAL PAPER AND OTHER SHORT-TERM NOTES These borrowings are classified as current liabilities, although all or a portion of them may be refinanced on a long-term basis in 2000.

REVENUE BONDS At January 1, 2000, the Corporation had outstanding borrowings of approximately $653 million under certain industrial revenue bonds. During 1999, approximately $75 million of floating rate bonds were replaced, of which $73 million were refunded by fixed rate instruments and $2 million were replaced by floating rate instruments.

OTHER At January 1, 2000, the amount of long-term debt secured by property, plant and equipment and by timber and timberlands was not material.

      Prior to 1996, the Corporation sold certain assets for $354 million and has agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement with the purchaser, the Corporation agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund the Corporation's lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, the Corporation recorded on its balance sheet an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $302 million.

     At January 1, 2000, the deposit and lease obligation balances were both $357 million. Of these amounts, approximately $16 million was recorded as a current asset and $19 million was recorded as a current liability. The long-term portions of these amounts are recorded in "Other assets" and "Other long-term liabilities" on the accompanying balance sheets.

     In October 1999, the Corporation entered into a financing arrangement to enhance the return on this deposit by issuing $379 million of 5.74% Debentures Due April 5, 2005 that were legally defeased with deposits of an equal amount. Accordingly, the debentures and related deposits are not reflected on the accompanying balance sheets.

     In connection with the acquisition of Unisource, the Corporation assumed former Unisource industrial revenue bonds in the amount of $9 million and capital leases in the amount of $12 million. Additionally, the Corporation assumed other long-term debt in the amount of $447 million and bank overdrafts in the amount of $120 million, and retained accounts receivable secured borrowing programs in the amount of $197 million. These amounts are included in the Corporation's total debt.

     During 1999, the Board increased the corporate target debt level under which the Corporation can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion.

     Also during 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, and $862.5 million of Georgia-Pacific Group stock will be issued upon exercise of the purchase contracts) (see Note 6 of the Notes to Consolidated Financial Statements). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource. In addition, the Corporation registered the $500 million of 7.75% Debentures Due November 15, 2029 under this registration statement.

NOTE 6. SENIOR DEFERRABLE NOTES

On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for
$862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract to purchase shares of Georgia-Pacific Group stock on or prior to August 16, 2002 and a senior deferrable note of the Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as "Senior deferrable notes" on the accompanying balance sheets and is not included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets. The senior deferrable notes and related interest expense are allocated specifically to the Georgia-Pacific Group.

NOTE 7. FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Corporation's financial instruments are as follows:


                                                                      January 1, 2000                     December 31, 1998
                                                         ==================================================================
                                                          Carrying                Fair          Carrying               Fair
In millions                                                 amount               value            amount              Value
---------------------------------------------------------------------------------------------------------------------------
Liabilities:
Commercial paper and
Other short-term notes
   (Note 4 and 5)                                         $  2,067          $    2,067         $   1,209         $    1,209
 Notes and debentures (Note 5)                               3,989               3,952             3,500              3,783
 Revenue bonds (Note 5)                                        653                 564               637                587
 Other loans (Note 5)                                           28                  27                29                 29
Senior deferrable notes (Note 6)                               863                 866                 -                  -
Interest rate exchange
   Agreements                                                    *                 (1)                 *                 14
Note receivable                                                350                 350                 -                  -
---------------------------------------------------------------------------------------------------------------------------

* The Corporation's balance sheets at December 31, 1998 and 1997 included accrued interest of $1 million and $5 million, respectively, related to these agreements.

COMMERCIAL PAPER AND OTHER SHORT-TERM NOTES The carrying amounts approximate fair value because of the short maturity of these instruments.

NOTES AND DEBENTURES The fair value of notes and debentures was estimated primarily by obtaining quotes from brokers for these and similar issues. For notes and debentures for which there are no quoted market prices, the fair value was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

REVENUE BONDS, SENIOR DEFERRABLE NOTES, OTHER LOANS AND NOTES RECEIVABLE The fair value of revenue bonds, senior deferrable notes, other loans and notes receivable that have not been monetized was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

INTEREST RATE AND FOREIGN CURRENCY EXCHANGE AGREEMENTS The Corporation has used interest rate swap and foreign currency exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate and foreign currency fluctuations.

     The Corporation uses interest rate swap arrangements to manage its exposure to interest rate changes. Such arrangements are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Under these agreements, the Corporation makes payments to counterparties at fixed interest rates and in turn receives payments at variable rates. The Corporation entered into interest rate exchange agreements in prior years to protect against the increased cost associated with a rise in interest rates. At January 1, 2000, the Corporation had outstanding interest rate exchange agreements that effectively converted $608 million of floating rate obligations with a weighted average interest rate of 5.9% to fixed rate obligations with an average effective interest rate of approximately 6.4%. These agreements increased interest expense by $7 million, $11 million and $16 million for the years ending January 1, 2000 and December 31, 1998 and 1997, respectively. As of January 1, 2000, these agreements had a weighted average maturity of approximately 2.6 years. As of January 1, 2000, the Corporation's total floating rate debt, including the accounts receivable secured borrowing programs, exceeded related interest rate exchange agreements by $1,957 million.

     The estimated fair value of the Corporation's (asset) liability under interest rate exchange agreements at January 1, 2000 and December 31, 1998 was $(1) million and $14 million, respectively, and represents the estimated amount the Corporation could have paid (received) to terminate the agreements. The fair value at January 1, 2000 and December 31, 1998 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

     The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at January 1, 2000 and December 31, 1998.

     The Corporation may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

NOTE 8.  INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:

                                                                        Year ended
                                                   -------------------------------------------------
                                                    January 1,                   December 31,
In millions                                               2000             1998               1997
====================================================================================================
Federal income taxes:
 Current                                            $      536       $      139            $     11
 Deferred                                                   62               37                  80
State income taxes:
 Current                                                    96               25                 (5)
 Deferred                                                   11                1                  20
---------------------------------------------------------------------------------------------------
Provision for income taxes                          $      705       $      202            $    106
====================================================================================================

Income taxes paid, net of refunds                   $      620       $       21            $     51
====================================================================================================


Income taxes paid during 1999 are net of approximately $8 million in state income tax refunds and $8 million in federal income tax refunds. Income taxes paid during 1998 were net of refunds of approximately $81 million, primarily related to a 1997 federal tax overpayment.

     The federal statutory income tax rate was 35%. The provision for income taxes is reconciled to the federal statutory rate as follows:



                                                                              Year ended
                                                         -----------------------------------------------
                                                         January 1,                    December 31,
In millions                                                    2000               1998              1997
=========================================================================================================
Provision for income taxes
 computed at the federal
 statutory tax rate                                      $      637          $      172         $     82
State income taxes, net
 of federal benefit                                              73                  16                9
Goodwill amortization                                            25                  24               23
Foreign sales corporation                                      (25)                 (6)              (8)
Other                                                           (5)                 (4)                -
---------------------------------------------------------------------------------------------------------
Provision for income taxes                                $     705          $      202         $    106
=========================================================================================================

The components of the net deferred income tax liabilities are as follows:

                                                                             Year ended
                                                              --------------------------------------
                                                                  January 1,            December 31,
In millions                                                             2000                    1998
====================================================================================================
Deferred income tax assets:
 Compensation related accruals                                  $        342       $             275
 Other accruals and reserves                                             121                      59
 Other                                                                     -                       1
----------------------------------------------------------------------------------------------------
                                                                         463                     335
----------------------------------------------------------------------------------------------------
 Valuation allowance                                                       -                       -
----------------------------------------------------------------------------------------------------
                                                                         463                     335
----------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
 Property, plant and equipment                                       (1,413)                 (1,181)
 Timber and timberlands                                                (372)                   (236)
 Other                                                                  (75)                    (88)
----------------------------------------------------------------------------------------------------
                                                                     (1,860)                 (1,505)
----------------------------------------------------------------------------------------------------
Deferred income tax liabilities, net                          $      (1,397)       $         (1,170)


====================================================================================================
Included on the balance sheets:
 Deferred income tax assets*                                  $          139       $              61
 Deferred income tax liabilities**                                   (1,536)                 (1,231)
----------------------------------------------------------------------------------------------------
Deferred income tax liabilities, net                          $      (1,397)       $         (1,170)
====================================================================================================

* Net of current liabilities of $9 million at both January 1, 2000 and December 31, 1998.

** Net of long-term assets of $317 million and $236 million at January 1, 2000 and December 31, 1998, respectively.

NOTE 9. RETIREMENT PLANS DEFINED BENEFIT PENSION PLANS

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

     Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service. The Corporation has separate plans for salaried employees and officers under which benefits are primarily related to compensation and years of service. The officers' plan and certain Unisource salaried employee plans are not funded and are nonqualified for federal income tax purposes.

     Plan assets consist principally of common stocks, bonds, mortgage securities, interests in limited partnerships, cash equivalents and real estate. At January 1, 2000 and December 31, 1998, $114 million and $101 million, respectively, of noncurrent prepaid pension cost was included in "Other assets" on the accompanying balance sheets. Accrued pension liability of $136 million and $78 million at January 1, 2000 and December 31, 1998, respectively, was included in "Other long-term liabilities" on the accompanying balance sheets.

     Pursuant to the provisions of SFAS No. 87, intangible assets of $3 million and $5 million were recorded as of January 1, 2000 and December 31, 1998, respectively, in order to recognize the required minimum liability.

     In connection with the acquisition of Unisource and the formation of Georgia-Pacific Tissue, projected benefit obligations of $264 million and plan assets of $216 million related to solely administered plans are reflected as a "Transfer in" on the following tables. The following table sets forth the change in projected benefit obligation and the change in plan assets for the solely administered plans:

                                                               January 1,          December 31,
In millions                                                          2000                  1998
===============================================================================================
Change in projected benefit obligation
Projected benefit obligation at beginning
  of year                                                    $      1,799          $      1,629
Service cost                                                           97                    83

Interest cost                                                         126                   114
Transfer in                                                           264                     -
Plan amendments                                                        13                    12
Actuarial gains (losses)                                            (171)                    72
Foreign currency exchange rate changes                                  2                   (2)
Benefits paid                                                       (116)                 (109)
-----------------------------------------------------------------------------------------------
Projected benefit obligation at end
  of year                                                    $      2,014          $      1,799
===============================================================================================
Change in plan assets
Fair value of assets at beginning of year                    $      2,082          $      1,939
Actual return on plan assets                                          422                   231
Transfer in                                                           216                     -
Employer contributions                                                  7                    23
Foreign currency exchange rate changes                                  2                   (2)
Benefits paid                                                       (116)                 (109)
-----------------------------------------------------------------------------------------------
Fair value of assets at end of year                         $       2,613          $      2,082
===============================================================================================

     The funded status and the amounts recognized on the accompanying balance sheets for the solely administered plans are set forth in the following table:


                                                                 January 1,      December 31,
In millions                                                          2000                1998
---------------------------------------------------------------------------------------------
Funded status                                               $         599        $        286
Unrecognized actuarial gain                                         (691)               (319)
Unrecognized prior service cost                                        73                  68
Unrecognized net (asset) obligation                                     -                   -
---------------------------------------------------------------------------------------------
Net prepaid benefit cost                                    $        (19)        $         35
=============================================================================================
Amounts recognized on the balance sheets consist of:
Prepaid pension cost                                        $         114        $        101
Accrued pension liability                                           (136)                (78)
Intangible asset                                                        3                   5
Deferred tax liability                                                (3)                   -
Accumulated other comprehensive income                                  3                   7
---------------------------------------------------------------------------------------------
Net amount recognized                                       $        (19)        $         35
=============================================================================================


     Net periodic pension cost for solely administered and union-administered pension plans included the following:

                                                                                   Year ended
                                                           -----------------------------------------------------
                                                            January 1,                     December 31,
In millions                                                       2000              1998                   1997
----------------------------------------------------------------------------------------------------------------
Service cost of benefits earned                             $       97        $       83             $       84

Interest cost on projected benefit
  Obligation                                                       126               114                    108
Expected return on plan assets                                   (208)             (184)                  (165)
Amortization of gains                                             (11)              (13)                    (7)
Amortization of prior service cost                                   9                 8                      6
Amortization of net transition
  Obligation                                                         -                 -                    (9)
Contributions to multiemployer
  pension plans                                                      4                 4                      4
----------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                    $      17        $       12            $        21
================================================================================================================

     The following assumptions were used:


                                                                                      Year ended
                                                                   ------------------------------------------------
                                                                   January 1,                  December 31,
                                                                         2000           1998                  1997
-------------------------------------------------------------------------------------------------------------------
Discount rate used to determine the projected benefit
  Obligation                                                             7.5%           6.5%                  7.0%
Rate of increase in future
  compensation levels used to
  determine the projected benefit
  Obligation                                                             5.7%           5.6%                  5.5%
Expected long-term rate of return
  on plan assets used to determine
  net periodic pension cost                                              9.5%           9.5%                  9.5%
-------------------------------------------------------------------------------------------------------------------

DEFINED CONTRIBUTION PLANS The Corporation sponsors several defined contribution plans to provide eligible employees with additional income upon retirement. The Corporation's contributions to the plans are based on employee contributions and compensation. The Corporation's contributions totaled $62 million in 1999, $52 million in 1998 and $48 million in 1997.

HEALTH CARE AND LIFE INSURANCE BENEFITS The Corporation provides certain health care and life insurance benefits to eligible retired employees. Salaried participants generally become eligible for retiree health care benefits after reaching age 55 with 10 years of service or after reaching age 65. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs and other group coverage. The plans are funded through a trust established for the payment of active and retiree benefits. The Corporation contributes to the trust in the amounts necessary to fund current obligations of the plans.

     In 1991, the Corporation began transferring its share of the cost of post-age 65 health care benefits to future salaried retirees. It is currently anticipated that the Corporation will continue to reduce the percentage of the cost of post-age 65 benefits that it will pay on behalf of salaried employees who retire in each of the years 1995 through 1999 and that the Corporation will continue to share the pre-age 65 cost with future salaried retirees but will no longer pay any of the post-age 65 cost for salaried employees who retire after 1999.

     In connection with the acquisition of Unisource and the formation of Georgia-Pacific Tissue, projected benefit obligations of $15 million are reflected as a "Transfer in" on the change in projected benefit obligation table below.

     The following tables set forth the change in projected benefit obligation and the amounts recognized on the accompanying balance sheets:



                                                                January 1,              December 31,
In millions                                                           2000                      1998
----------------------------------------------------------------------------------------------------
Change in projected benefit obligation
Projected benefit obligation at
  beginning of year                                            $       432               $       414
Service cost                                                             8                         7
Interest cost                                                           26                        26
Transfer in                                                             15                         -
Actuarial gains (losses)                                              (16)                         6
Benefits paid                                                         (28)                      (21)
----------------------------------------------------------------------------------------------------
Projected benefit obligation at
  end of year                                                    $     437                 $     432
====================================================================================================
Funded status                                                      $ (437)                  $  (432)
Unrecognized actuarial gain                                           (82)                      (67)
Unrecognized prior service cost                                         11                        11
Unrecognized net (asset) obligation                                      -                         -
----------------------------------------------------------------------------------------------------
Net accrued benefit cost                                       $     (508)              $      (488)
====================================================================================================

Amounts recognized on the balance sheets consist of:
Prepaid benefit cost                                           $         -              $          -
Accrued benefit liability                                            (508)                     (488)
----------------------------------------------------------------------------------------------------
Net amount recognized                                          $     (508)              $      (488)
====================================================================================================


     Net periodic postretirement benefit cost included the following components:

                                                                               Year ended
                                                 -------------------------------------------------------------
                                                    January 1,                           December 31,
In millions                                               2000                    1998                    1997
--------------------------------------------------------------------------------------------------------------
Service cost of benefits earned                   $          8            $          7            $          7
Interest cost on accumulated
 postretirement benefit obligation                          26                      26                      26
Amortization of prior service cost                           1                       1                       1
Amortization of gains                                      (2)                     (2)                     (3)


--------------------------------------------------------------------------------------------------------------
Net periodic postretirement
 benefit cost                                     $         33            $         32            $         31
===============================================================================================================

     For measuring the expected postretirement benefit obligation, a 7%, 8% and 9% annual rate of increase in the per capita claims cost was assumed for 1999, 1998 and 1997, respectively. The rate was assumed to decrease 1% per year to 5.5% in 2001 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at January 1, 2000, 6.0% at December 31, 1998 and 6.5% at December 31, 1997.

     If the annual health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation would have increased by 10% as of January 1, 2000, 10% as of December 31, 1998 and 9% as of December 31, 1997. The effect of this change on the aggregate of service and interest costs would be an increase of 12% for 1999, 11% for 1998 and 14% for 1997.

     If the annual health care cost trend rate were decreased by 1%, the accumulated postretirement benefit obligation would have decreased by 9% as of January 1, 2000, 9% as of December 31, 1998 and 9% as of December 31, 1997. The effect of this change on the aggregate of service and interest costs would be a decrease of 11% for 1999, 10% for 1998 and 13% for 1997.

NOTE 10. COMMON AND PREFERRED STOCK

     The Corporation's authorized capital stock consists of (i) 10 million shares of Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued at January 1, 2000, and (ii) 400 million shares of Georgia-Pacific Group stock and 250 million shares of The Timber Company stock. The Georgia-Pacific Group stock has a par value of $0.80 per share, and 191,983,000 and 186,564,000 shares were issued as of January 1, 2000 and December 31, 1998, respectively. The Timber Company stock has a par value of $0.80 per share, and 93,904,000 and 92,785,000 shares were issued as of January 1, 2000 and December 31, 1998, respectively.

     At January 1, 2000, the following authorized shares of common stock were reserved for issue:



Georgia-Pacific Group
=====================================================================
1999 Unisource conversions                                    628,290
1999 Wisconsin Tissue conversions                              92,960
1997 Long-Term Incentive Plan                               8,090,826
1995 Outside Directors Stock Plan                             332,193
1995 Shareholder Value Incentive Plan                       5,138,103
---------------------------------------------------------------------
Common stock reserved                                      14,282,372
=====================================================================

The Timber Company
=====================================================================
1997 Long-Term Incentive Plan                               2,293,400
1995 Outside Directors Stock Plan                             166,097
1995 Shareholder Value Incentive Plan                       3,959,600
---------------------------------------------------------------------
Common stock reserved                                       6,419,097
=====================================================================

1997 LONG-TERM INCENTIVE PLANS The Corporation reserved 9,000,000 shares of Georgia-Pacific Group stock for issuance under the Georgia-Pacific Group 1997 Long-Term Incentive Plan (the Georgia-Pacific Group Plan). Options covering 2,938,500; 34,000; 27,600; and 2,839,260 shares were granted under the
Georgia-Pacific Group Plan on January 29, March 2 and July 29, 1998 and January 28, 1999, respectively. These grants have a 10-year term and vest ratably over a three-year period.

     The Corporation reserved 2,300,000 shares of The Timber Company stock for issuance under The Timber Company 1997 Long-Term Incentive Plan (The Timber Company Plan). Options covering 1,010,600 and 950 shares were granted under The Timber Company Plan on December 17, 1997 and January 28, 1999, respectively. These grants have a 10-year term and vest ratably over a four-year period and three-year period, respectively.

     The Georgia-Pacific Group Plan authorizes grants of stock options, restricted stock and performance awards with respect to Georgia-Pacific Group stock. The Timber Company Plan authorizes grants of stock options, restricted stock and performance awards with respect to The Timber Company stock. The Corporation does not currently intend to grant awards under the Georgia-Pacific Group Plan to employees of The Timber Company. However, certain officers and employees of the Corporation with responsibilities involving both the Georgia-Pacific Group and The Timber Company may be granted options, restricted stock or performance awards under both the Georgia-Pacific Group Plan and The Timber Company Plan in a manner that reflects their responsibilities.

1990 LONG-TERM INCENTIVE PLAN The Corporation reserved 8,000,000 and 4,000,000 shares of Georgia-Pacific Group stock and The Timber Company stock, respectively, for issuance under the 1990 Long-Term Incentive Plan (the 1990 Incentive Plan), which expired March 9, 1995. Shares were awarded to employees at no cost, based on increases in average market value of the Existing Common Stock. At the time shares were awarded, the market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders' equity (long-term incentive plan deferred compensation) on the accompanying financial statements. Shares were restricted until they vested under the terms of the 1990 Incentive Plan. The long-term incentive plan deferred compensation was amortized over the vesting (restriction) period, generally five years, with adjustments made monthly for market price fluctuations. At the time awarded shares became vested, the Corporation paid on behalf of each participant a cash bonus in the amount of the estimated income tax liability to be incurred by the participant as a result of the award and cash bonus. Under the 1990 Incentive Plan, the Corporation issued 2,037,480 shares of Georgia-Pacific Group stock and 1,018,740 shares of The Timber Company stock. All such shares were vested as of October 1999.

     The Corporation recognized compensation expense of $2 million in 1999, $7 million in 1998 and $15 million in 1997 related to the 1990 Incentive Plan.

     As a result of the Letter Stock Recapitalization, each share of restricted Existing Common Stock held in the 1990 Incentive Plan was redesignated as Georgia-Pacific Group stock, and an equal number of restricted shares of The Timber Company stock were distributed. The tax gross-up provided in the 1990 Incentive Plan was calculated based on the aggregate market value of the two classes of shares distributed to an individual at such time.

EMPLOYEE STOCK PURCHASE PLAN The Corporation reserved 1,582,800 shares of Georgia-Pacific Group stock and 791,400 shares of The Timber Company stock for issuance under the 1997 Employee Stock Purchase Plan (the 1997 Purchase Plan), which offered employees the right to subscribe for shares of the Georgia-Pacific Group and The Timber Company at a subscription price of $27.785 and $22.52 per share, respectively, representing 85% of the mean of the high and low prices of the Corporation's Existing Common Stock on September 2, 1997. The subscription period expired on November 14, 1997. A subscriber purchased and paid for shares no later than November 30, 1999, but prior to the time of the subscriber's last contribution he/she could obtain a refund of his/her payments plus interest at a rate of 6% per annum in lieu of stock.

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

     Under the 1997 Purchase Plan, the Corporation issued 1,397,000 and 698,500 shares of Georgia-Pacific Group stock and The Timber Company stock, respectively, in 1999.

1995 OUTSIDE DIRECTORS STOCK PLAN The Corporation reserved 400,000 shares of Georgia-Pacific Group stock and 200,000 shares of The Timber Company stock for issuance under the 1995 Outside Directors Stock Plan (the Directors Plan), which provides for the issuance of shares of common stock to nonemployee directors of the Corporation on a restricted basis. Each nonemployee director was issued 692 and 784 restricted shares of Georgia-Pacific Group stock in 1999 and 1998, respectively, and 346 and 392 restricted shares of The Timber Company stock in 1999 and 1998, respectively.

     As a result of the Letter Stock Recapitalization, each share of restricted stock held in the Directors Plan was redesignated as Georgia-Pacific Group stock, and an equal number of shares of The Timber Company stock (subject to the same restrictions as the original restricted shares) were distributed. Each director's annual grant consists of a number of shares of Georgia-Pacific Group stock and of The Timber Company stock determined so that (i) a substantially equal number of shares of Georgia-Pacific Group stock and The Timber Company stock will be granted in each year and (ii) the total market value of the shares granted in each year (based on the mean of the high and low prices of each stock on the date of grant) is $40,000 (subject to immaterial rounding differentials). The restrictions on the shares lapse at the time of death, retirement from the Board or disability.

     Effective May 6, 1997, accrual of additional retirement benefits under the Corporation's retirement program for directors ceased, and the accrued benefits of each of the current nonemployee directors (the present value of which totaled $1,303,889 as of May 6, 1997) were converted into a grant of an equivalent number of shares of restricted stock under the Directors Plan. The total number of shares issued related to this conversion was 15,702.

EMPLOYEE STOCK OPTION PLANS The 1995 Shareholder Value Incentive Plan (the SVIP) provides for the granting of stock options having a term of either 5 1/2 or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made under that plan. Options having a term of 10 years become exercisable in 9 1/2 years unless certain performance targets tied to the Corporation's common stock performance are met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5 1/2 years may be exercised only if such performance targets are met in the third, fourth or fifth year after such grant date. At the time options are exercised, the exercise price is payable in cash or by surrender of shares of common stock already owned by the optionee.

     The 1994 Employee Stock Option Plan (the 1994 Option Plan) provided for the granting of stock options to certain nonofficer key employees. Under the 1994 Option Plan, the Corporation issued 253,000 and 230,900 shares of Georgia-Pacific Group stock in 1999 and 1998, respectively, and 146,350 and 75,550 shares of The Timber Company stock in 1999 and 1998, respectively. All remaining options were exercised in February 1999.

     Following the Letter Stock Recapitalization, each outstanding stock option under the SVIP and the 1994 Option Plan was converted into separately exercisable options to acquire a number of shares of Georgia-Pacific Group stock and The Timber Company stock, each of which equaled the number of shares of Existing Common Stock specified in the original option. The exercise prices for the resulting Georgia-Pacific Group stock options and The Timber Company stock options were calculated by multiplying the exercise price under the original option from which they were converted by a fraction, the numerator of which was the average of the high and low price of Georgia-Pacific Group stock or The Timber Company stock, as the case may be, on December 17, 1997 and the denominator of which was the sum of such Georgia-Pacific Group and The Timber Company stock prices. This was intended to ensure that the aggregate intrinsic value of the options was preserved and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same following such conversion.

UNISOURCE CONVERSIONS In connection with the acquisition of Unisource as described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation converted certain stock options awarded under a former Unisource stock option plan (Unisource stock options) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Unisource stock options was preserved and the ratio of the exercise price per Unisource stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Unisource stock options to purchase 2,633,459 shares had original grant dates ranging from November 10, 1994 through May 19, 1999 with a 10-year term, and vest ratably over three-year and five-year periods. These Unisource stock options were converted into options to purchase 629,648 shares of Georgia-Pacific Group stock at prices ranging from $31.88 to $91.58 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The value of these options at the acquisition date was $9.4 million and was included as part of the purchase price paid for Unisource. No options to purchase The Timber Company stock were issued as part of the conversion.

     The Corporation also issued 40,152 restricted shares of Georgia-Pacific Group stock under the 1997 Long-Term Incentive Plan to two former Unisource officers who became officers of the Corporation. Each officer was issued 20,076 restricted shares of Georgia-Pacific Group stock. At the time restricted shares were awarded, the average of the high and low market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders' equity (long-term incentive plan deferred compensation) on the accompanying financial statements. The long-term incentive plan deferred compensation of $2 million is being amortized over the vesting (restriction) period, which is three years.

WISCONSIN TISSUE CONVERSIONS In connection with the formation of Georgia-Pacific Tissue as described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation converted certain outstanding stock options awarded under a Chesapeake stock option plan (Chesapeake stock options) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Chesapeake stock options was preserved and the ratio of the exercise price per Chesapeake stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Chesapeake stock options to purchase 172,250 shares had original grant dates ranging from August 11, 1997 through April 16, 1999, with a vesting period of three years and a 10-year term.

     These Chesapeake stock options were converted into options to purchase 92,960 shares of Georgia-Pacific Group stock at prices ranging from $36.20 to $50.36 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The stock options' total value of $1.3 million was included in the asset purchase price on the date the Corporation formed Georgia-Pacific Tissue. No options to purchase The Timber Company stock were issued as part of the conversion.

     Additional information relating to the Corporation's existing employee stock options is as follows:

                                                                                              Year ended January 1,
                                                                                       2000                           2000
--------------------------------------------------------------------------------------------------------------------------
                                                                            Georgia-Pacific                     The Timber
                                                                                      Group                        Company
--------------------------------------------------------------------------------------------------------------------------
                                                                                   Weighted                       Weighted
                                                                                    average                        Average
                                                                                   exercise                       Exercise
                                                                          Shares      price            Shares        Price
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1999                                11,704,600     $27.03        5,544,850        $22.26
Options granted/converted                                              3,561,868      36.10              950         22.56
Options exercised/surrendered                                         3,974,803)      26.89         (417,150)        17.66
Options cancelled                                                      (461,974)      28.25         (164,100)        19.69
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 2000                                 0,829,691*    $30.01         4,964,550*       $22.32
Options available for grant at January 1, 2000                         3,160,640                    1,288,450
--------------------------------------------------------------------------------------------------------------------------
    Total reserved shares                                             13,990,331                    6,253,000
==========================================================================================================================
Options exercisable at January 1, 2000                                 2,936,311     $30.17         2,972,400       $22.32
Option prices per share:

   Granted/converted                                                     $32-$92                          $23
   Exercised/surrendered                                                 $26-$37                      $21-$23
   Cancelled                                                             $26-$32                      $21-$23
* Options outstanding by exercise price:
   $20.95 - $25.13                                                                                  4,964,550       $22.33
     Average remaining life                                                                         7.0 years
   $25.84 - $31.88                                                     7,451,500     $27.15
     Average remaining life                                            7.3 years
   $32.17 - $44.07                                                     3,018,453     $32.68
     Average remaining life                                            8.1 years
   $45.77 - $61.63                                                        56,631     $52.80
     Average remaining life                                            7.0 years
   $63.73 - $91.58                                                       303,107     $69.46
     Average remaining life                                            6.9 years
--------------------------------------------------------------------------------------------------------------------------

                                                                                    Year ended December 31,
                                                                                              1998                          1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Georgia-Pacific       The Timber
                                                                                             Group          Company
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted                        Weighted
                                                                                           average                         Average
                                                                                          exercise                        Exercise
                                                                         Shares              price             Share         Price
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1998                               10,038,200             $26.66         6,029,600       $ 22.20
Options granted                                                       3,000,100              28.23                 -             -
Options exercised/surrendered                                         (637,200)              27.22         (180,400)         21.52
Options canceled                                                      (696,500)              26.71         (304,350)         21.54
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998                             11,704,600             $27.03         5,544,850       $ 22.26
Options available for grant at December 31,1998                       5,999,900                            1,289,400
-----------------------------------------------------------------------------------------------------------------------------------
     Total reserved shares                                           17,704,500                            6,834,250
===================================================================================================================================
Options exercisable at December 31, 1998                              2,220,633             $28.43         1,448,975       $ 23.28
Average remaining life of options outstanding                         7.1 years                            6.3 years
Option prices per share:
  Granted                                                               $28-$30                                   $-
  Exercised/surrendered                                                 $21-$29                              $17-$23
  Cancelled                                                             $21-$29                              $17-$25
  Outstanding                                                           $26-$31                              $21-$25
===================================================================================================================================




                                                                                    Year ended December 31,
                                                                                            1997*                         1997
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Georgia-Pacific                    The Timber
                                                                                             Group                       Company
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Weighted                     Weighted
                                                                                            average                      Average
                                                                                           exercise                     Exercise
                                                                          Shares             price          Share          Price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 17, 1997                              10,042,400            $19.47      5,021,200         $ 15.78
Options granted                                                                -                 -      1,010,600           25.13
Options exercised/surrendered                                              (600)             21.00          (300)           17.01
Options cancelled                                                        (3,600)             26.93        (1,900)           21.83
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997                              10,038,200            $26.66      6,029,600         $ 21.20
Options available for grant at December 31,1997                        9,000,000                        1,289,400
------------------------------------------------------------------------------------------------------------------------------------
     Total reserved shares                                            19,038,200                        7,319,000
====================================================================================================================================
Options exercisable at December 31, 1997                                 789,332            $26.41        391,100          $21.39
Average remaining life of options outstanding                          5.7 years                        6.3 years
Option prices per share (December 17 through December 31, 1997):
  Granted                                                                     $-                              $25
  Exercised/surrendered                                                      $21                              $17
  Canceled                                                               $26-$29                          $21-$23
  Outstanding                                                            $26-$29                          $17-$25
====================================================================================================================================

*All shares and prices reflect the two-for-one stock split of the Georgia-Pacific Group's common stock on May 14, 1999.

                                                                                                    Period ended December 16,
                                                                                                                       1997*
============================================================================================================================
                                                                                                 Georgia-Pacific Corporation
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Weighted
                                                                                                                     Average
                                                                                                                    Exercise
                                                                      Shares                                           Price
----------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1997                             4,092,300                                     $     57.48
Options granted                                                    1,746,700                                           52.84
Options exercised/surrendered                                      (514,950)                                           69.94
Options canceled                                                   (302,850)                                           55.04
----------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 16, 1997                           5,021,200                                     $     54.73
Options available for grant at December 16,1997                    2,966,100
----------------------------------------------------------------------------------------------------------------------------
           Total reserved shares                                   7,987,300
============================================================================================================================
Options exercisable at December 16, 1997                             396,766                                    $     70.69
Average remaining life of options outstanding                      5.7 years
Option prices per share:
  Granted                                                                $53
  Exercised/surrendered                                              $59-$75

  Canceled                                                           $52-$75
----------------------------------------------------------------------------------------------------------------------------

*All shares and prices reflect the Corporation's Existing Common Stock through December 16, 1997.

SHAREHOLDER RIGHTS PLAN On December 16, 1997, shareholders approved an amended and restated Shareholder Rights Plan (the Rights Agreement) pursuant to which preferred stock purchase rights (the Rights) are issued on each outstanding share of Georgia-Pacific Group stock (a Georgia-Pacific Group Right), which will entitle the holders thereof to purchase shares of Series B Junior Preferred Stock under the conditions specified in the Rights Agreement, and on each outstanding share of The Timber Company stock (a Timber Company Right), which will entitle the holders thereof to purchase shares of Series C Junior Preferred Stock under the conditions specified in the Rights Agreement.

     The Rights will expire on December 31, 2007, unless earlier redeemed by the Corporation or extended. The Rights would be exercisable only if a person or group acquires 15% or more of the total voting rights of all then outstanding shares of common stock of the Corporation or commences a tender offer that would result in such person or group beneficially owning 15% or more of the total voting rights of all then outstanding shares of common stock of the Corporation. In such event, each Right would entitle the holder to purchase from the Corporation (i) in the case of a Georgia-Pacific Group Right, one one-hundredth of a share of Series B Junior Preferred Stock (a Series B Unit) at a purchase price of $175 (the Series B Unit Purchase Price), subject to adjustment, and
(ii) in the case of a Timber Company Right, one one-hundredth of a share of Series C Junior Preferred Stock (a Series C Unit) at a purchase price of $100 (the Series C Unit Purchase Price), subject to adjustment.

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

CAPITAL STOCK During 1999, the Corporation purchased on the open market approximately 6.2 million shares of Georgia-Pacific Group stock at an aggregate price of $257 million ($41.45 average per share), all of which were held as treasury stock at January 1, 2000. During 1998, the Corporation purchased approximately 15.4 million shares of Georgia-Pacific Group stock (including 2.2 million shares related to the CeCorr acquisition) at an aggregate price of $427 million ($27.73 average per share). Of these purchased shares, approximately
13.5 million shares were held as treasury stock and approximately 1.9 million shares were retired. Cash paid in 1998 for Georgia-Pacific Group stock repurchases totaled $436 million, which included $9 million for shares purchased but not settled in 1997.

     During 1999, the Corporation also purchased on the open market approximately 5.3 million shares of The Timber Company stock at an aggregate price of $131 million ($24.72 average per share). Of these purchased shares, approximately 5,343,000 shares of The Timber Company stock were held as treasury stock and 6,000 shares were purchased during 1999 and settled after January 1, 2000. During 1998, the Corporation purchased on the open market 5.7 million shares of The Timber Company stock at an aggregate price of $121 million ($21.23 average per share), all of which were held as treasury stock at December 31, 1998.

     Subsequent to year-end 1999 through February 4, 2000, the Corporation purchased on the open market 418,700 shares of The Timber Company stock at an aggregate price of $9.5 million ($22.66 average per share). Subsequent to year-end 1999 through February 4, 2000, there was no Georgia-Pacific Group stock purchased by the Corporation.

     The resolution of the Board authorizing such repurchases allows purchases of Georgia-Pacific Group stock so long as the Georgia-Pacific Group's total debt remains below $5.8 billion and the Corporation's total debt remains below $6.8 billion. Repurchases of The Timber Company stock may be made so long as The Timber Company's debt remains below $1.0 billion and the Corporation's debt remains below $6.8 billion.

OTHER The Corporation has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation cost has been recognized for the Unisource stock options, Chesapeake stock options, the SVIP, the Georgia-Pacific Group Plan, The Timber Company Plan or the 1997 Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant dates in 1999, 1998 or 1997 under the plan consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:


                                                                               Year ended
                                     -------------------------------------------------------------------------------------------
                                     January 1,                                                 December 31,
In millions, except                       2000                            1998                                            1997
per share amounts
=================================================================================================================================
                                                          Income                         Income              Net         Income
                                           Net               per            Net             per           Income         (loss)
                                        Income            share*         income          share*           (loss)     Per share*
---------------------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Corporation
As reported                              1,116                           $  274                        $      69
Pro forma                                1,084                              252                               62
Georgia-Pacific Group
As reported                                716            $ 4.17             98         $  0.55            (146)      $  (0.80)
Pro forma                                  685              3.97             77            0.43            (153)         (0.84)
The Timber Company
As reported                                400              4.75            176            1.95              215           2.35
Pro forma                                  399              4.74            175            1.94              215           2.35
---------------------------------------------------------------------------------------------------------------------------------

*Represents basic earnings per share. Pro forma diluted income (loss) per share was $3.89 and $4.72 in 1999, $0.42 and $1.93 in 1998, and $(0.84) and $2.33 in
1997 for the Georgia-Pacific Group and The Timber Company, respectively.

     The fair-value-based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

     Following are the weighted average assumptions used in connection with the Black-Scholes option pricing model tso estimate the fair value of options granted in 1999, 1998 and 1997:



                                                                               Year ended
                                                    ------------------------------------------------------------------
                                                      January 1,                               December 31,
                                                            2000             1998                                1997
======================================================================================================================
                                                         Options          Options         Options                ESPP*
----------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Group
Risk-free interest rate                                     4.9%             5.8%            6.6%                 5.8%
Expected dividend yield                                     1.0%             1.8%            2.7%                 2.3%
Expected life                                            7 years         10 years        10 years              2 years
Expected volatility                                         0.46             0.39            0.30                 0.37
Option forfeiture rate                                        3%               3%              3%                  28%
----------------------------------------------------------------------------------------------------------------------
The Timber Company
Risk-free interest rate                                     4.9%             5.9%            6.4%                 5.8%
Expected dividend yield                                     4.4%             3.9%            3.2%                 2.3%
Expected life                                            9 years         10 years        10 years              2 years
Expected volatility                                         0.32             0.37            0.27                 0.29
Option forfeiture rate                                        3%               3%              3%                  28%
----------------------------------------------------------------------------------------------------------------------

*1997 Purchase Plan.

     The weighted average grant date fair value per share, including modifications, of Georgia-Pacific Group options and The Timber Company options granted during the year using the Black-Scholes option pricing model was $29.38 and $5.80, $13.44 and $8.55, and $11.87 and $7.54 for 1999, 1998, and 1997,
respectively. The weighted average grant date fair value per share of shares subscribed under the 1997 Purchase Plan was $8.85 for the Georgia-Pacific Group and $6.52 for The Timber Company. The total pro forma compensation cost calculated under SFAS No. 123 was allocated between the Georgia-Pacific Group and The Timber Company based on the number of employees in each group for periods prior to December 17, 1997. Management believes that this method of allocation is equitable and provides a reasonable estimate of the costs attributable to each group.

STOCK SPLIT On May 4, 1999, the Board declared a two-for-one split of the Georgia-Pacific Group's stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group stock for each such share outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76 million of shareholders' equity was reclassified from "Additional paid-in capital" to "Common stock." All historical share and per share amounts have been restated to reflect retroactively the stock split.

NOTE 11. OTHER COMPREHENSIVE INCOME The Corporation's accumulated other comprehensive income includes the following:



                                                 Minimum         Accumulated
                                 Foreign         pension               other
                                Currency       liability       comprehensive
In millions                        Items      adjustment              income
============================================================================
December 31, 1997             $     (28)     $       (5)         $      (33)
   Activity, net of taxes            (8)             (2)                (10)
----------------------------------------------------------------------------
December 31, 1998                   (36)             (7)                (43)
   Activity, net of taxes              7               4                  11
----------------------------------------------------------------------------
January 1, 2000              $      (29)     $       (3)         $      (32)
============================================================================




NOTE 12.  COMMITMENTS AND CONTINGENCIES
Total rental expense was approximately $117.4 million, $75.8 million and $74.1 million in 1999, 1998 and 1997, respectively.

     At January 1, 2000, total commitments of the Corporation under long-term, noncancelable contracts, including operating leases, were as follows:


In millions
=========================
2000              $    76
2001                   73
2002                   67
2003                   61
2004                   54
After 2004            184
-------------------------
                  $   515
=========================

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

     The Corporation is involved in environmental remediation activities at approximately 173 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 46% are being investigated, approximately 30% are being remediated and approximately 24% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $56 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

     The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 44,800 such plaintiffs as of January 31, 2000 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

     On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. (GPR), a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of the GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. Virtually all activity in this case has been stayed pending a decision on a motion by plaintiffs for reconsideration of a case management order issued by the court. The Corporation has denied the material allegations of this lawsuit. While it is premature to evaluate the claims asserted in this lawsuit, the Corporation believes it has meritorious defenses. Prior to the filing of the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and resolved on a case-by-case basis. On January 12, 2000, five plaintiffs, including one of the class representatives in the state class action, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law. This suit alleges violations of these federal laws and certain state laws regarding the form and substance of the defendants reporting of emissions and alleged violations of permitting requirements under certain regulations issued under the Clean Air Act. This suit seeks civil penalties of $25,000 per day, per violation, an injunction to force the defendants to comply with these laws and regulations and other relief. The defendants have denied the material allegations of the complaint and have sought a ruling from a federal appeals court to the effect that the regulations under which the alleged violations of the Clean Air Act are premised are not applicable to the defendants. While it is premature to completely evaluate these claims, the Corporation believes it has meritorious defenses.

     In May 1997, the Corporation and nine other companies were named as defendants in a lawsuit brought by the Attorney General of the State of Florida alleging that the defendants engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of various federal and state laws. Shortly after the filing of this suit, approximately 55 similar suits were filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State will dismiss its claims against the Corporation. The Settlement Agreement states that the Attorney General is dismissing its claims in the public interest and consistent with its responsibilities. The Agreement also provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price-fixing conspiracy. In addition, the Corporation agreed to donate an immaterial amount of real property to the State of Florida, Board of Trustees of the Internal Improvement Trust. In addition, as part of the formation of the joint venture with Chesapeake described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these antitrust cases. The Corporation and Wisconsin Tissue have denied that they have engaged in any of the illegal conduct alleged in these cases and intend to defend themselves vigorously.

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

NOTE 13. RELATED-PARTY TRANSACTIONS
For all periods in which the separate accompanying combined statements of income of the groups are presented, timber has been transferred from the Corporation's timberlands at prices intended to reflect fair market prices based on prices paid by independent purchasers and sellers for similar kinds of timber.

     During the second quarter of 1998, the Georgia-Pacific Group and The Timber Company revised the operating policy, which they had entered into in 1997, with respect to sales of timber by The Timber Company to the Georgia-Pacific Group. These revisions arose from sharp changes in the prices of timber from the first quarter to the second quarter of 1998, a significant decrease in the volume of timber purchased by the Georgia-Pacific Group in the second quarter, and other issues in the policy. At the time these revisions were negotiated, The Timber Company sold a timber deed to the Georgia-Pacific Group in the amount of approximately $23 million, and the Georgia-Pacific Group made a one-time $3 million payment to The Timber Company for 1998 second quarter adjustments due under the revised policy. The Timber Company recognized revenues and earnings from this timber deed, and other contracts to sell timber to the Georgia-Pacific Group, as the timber was cut.

     Under the revised policy, beginning July 1, 1998, the prices for Southern timber sold by The Timber Company are adjusted monthly, rather than quarterly, and represent the average of prices paid by the Georgia-Pacific Group for timber purchased from third parties in a particular forest over the most recent three-month period. In most of The Timber Company's Southern forests, it must offer 80% of its projected annual harvest from those forests to the Georgia-Pacific Group, and the Georgia-Pacific Group must purchase not less than 60% nor more than 80% of that projected annual harvest. In addition, premiums charged by The Timber Company for the right to harvest a significant percentage of wood from its Southern forests have been reduced.

     In two key Southern forests, the price paid by the Georgia-Pacific Group for timber purchased from The Timber Company will be based on the average prices paid over the most recent three months by the Georgia-Pacific Group for timber purchased from third parties, and prices received by The Timber Company for timber sold to third parties, in each forest. In those same forests, the Georgia-Pacific Group has agreed to purchase, each quarter, 20% of the annual volume of timber it has committed to purchase from The Timber Company during that year. The revised policy reduces the volume of timber that the Georgia-Pacific Group can purchase in these same two forests from 80% to 70% of The Timber Company's annual harvest in those forests, and also reduces the Georgia-Pacific Group's minimum annual purchase obligation in those forests from 60% to 50% of the annual harvest in 1999 and 2000.

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

     The Georgia-Pacific Group and The Timber Company are negotiating the terms of a new long-term agreement to govern the purchases and sales of timber beginning in 2001. If such negotiations are unsuccessful, neither the Georgia-Pacific Group nor The Timber Company will have any obligation to buy timber from or sell timber to the other.

     The Corporation is a 50% partner in a joint venture (GA-MET) with Metropolitan Life Insurance Company (Metropolitan). GA-MET owns and operates the Corporation's main office building in Atlanta, Georgia. The Corporation accounts for its investment in GA-MET under the equity method.

     At January 1, 2000, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $144 million. The note bears interest at 9 1/2%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on the present market conditions and building occupancy, the likelihood of any obligation to the Corporation with respect to this guarantee is considered remote.

NOTE 14.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                      First quarter              Second quarter
In millions, except per share amounts                1999         1998         1999         1998
================================================================================================
Net sales                                      $    3,409   $    3,223   $    3,850   $    3,307
Gross profit (net sales minus cost of sales)          900          758        1,094          762
Income before extraordinary
  items and accounting change                         146           68          311           68
Net income                                            146           54          311           67
================================================================================================
Georgia-Pacific Group
  Dividends declared per share                 $    0.125   $    0.125   $    0.125   $    0.125
  Basic per share:
  Income before extraordinary items                  0.57         0.09         1.23         0.17
  Net income                                         0.57         0.02         1.23         0.16
  Diluted per share:
  Income before extraordinary items                  0.56         0.09         1.20         0.17
  Net income                                         0.56         0.02         1.20         0.16
The Timber Company
  Dividends declared per share                       0.25         0.25         0.25         0.25
  Basic per share:
  Income before extraordinary items                  0.54         0.56         1.17         0.41
  Net income                                         0.54         0.54         1.17         0.41
  Diluted per share:
  Income before extraordinary items                  0.54         0.56         1.16         0.41
  Net income                                         0.54         0.54         1.16         0.41
------------------------------------------------------------------------------------------------
Price range of common stock
Georgia-Pacific Group
       High                                     $   41.00    $   35.00     $  54.13    $   40.50
       Low                                          29.34        26.00        38.75        27.34
The Timber Company
       High                                         24.06        27.25        27.13        27.00
       Low                                          19.88        21.25        22.00        19.69


------------------------------------------------------------------------------------------------
                                                       Third quarter             Fourth quarter
In millions, except per share amount                 1999         1998         1999         1998
=================================================================================================
Net sales                                      $    5,526   $    3,398   $    5,192   $    3,414
Gross profit (net sales minus cost of sales)        1,334          814        1,316          777
Income before extraordinary items and
    accounting change                                 279           80          380           73
Net income                                            279           80          380           73
=================================================================================================
Georgia-Pacific Group
  Dividends declared per share                 $     .125   $    0.125   $    0.125   $    0.125
  Basic per share:
  Income before extraordinary items                  1.34         0.22         1.02         0.15
  Net income                                         1.34         0.22         1.02         0.15
  Diluted per share:
  Income before extraordinary items                  1.31         0.22         1.00         0.15
  Net income                                         1.31         0.22         1.00         0.15
The Timber Company
  Dividends declared per share                       0.25         0.25         0.25         0.25
  Basic per share:
  Income before extraordinary items                  0.59         0.46         2.48         0.54
  Net income                                         0.59         0.46         2.48         0.54
 Diluted per share:
  Income before extraordinary items                  0.59         0.46         2.47         0.54
  Net income                                         0.59         0.46         2.47         0.54
=================================================================================================
Price range of common stock
Georgia-Pacific Group
       High                                    $    52.88   $    30.25   $    50.88    $   30.00
       Low                                          37.50        18.69        35.75        22.00
The Timber Company
       High                                         27.19        23.19        25.81        24.56
       Low                                          22.00        18.00        22.38        17.38
=================================================================================================

The first and second quarters of 1998 included an after-tax extraordinary loss of $14 million and $1 million, respectively, on early extinguishment of debt.


SELECTED FINANCIAL DATA - OPERATIONS
Georgia-Pacific Corporation and Subsidiaries

EARNINGS TO FIXED CHARGES Income before income taxes, extraordinary items and accounting change plus total interest cost (interest expense plus capitalized interest) and one-third of rent expense, divided by total interest cost plus one one-third of rent expense.
CASH FLOW TO INTEREST Cash provided by operations plus interest expense, divided by total interest cost (interest expense plus capitalized interest).
EFFECTIVE INCOME TAX RATE Provision (benefit) for income taxes divided by income
(loss) before income taxes, extraordinary items and accounting change.


                                                       Year ended
                                     -------------------------------------------------------

Dollar amounts, except per           January 1,             December 31,
share, and shares are in millions      2000        1998       1997         1996       1995
============================================================================================
Operations
Net sales                           $ 17,977    $ 13,342    $ 13,094    $ 13,024    $ 14,313
--------------------------------------------------------------------------------------------
Cost and expenses
  Cost of sales                       13,333      10,231      10,209       9,798       9,794
  Selling and distribution               817         556         607         642         575
  Depreciation, amortization
   and cost of timber harvested        1,013         997       1,017         996         984
  General and administrative             853         648         689         833         831
  Interest                               495         443         465         459         432
  Other income                          (355)        (24)       (128)        -           -
--------------------------------------------------------------------------------------------
Total costs and expenses              16,156      12,851      12,859      12,728      12,616
--------------------------------------------------------------------------------------------
Income before income
  taxes, extraordinary
  items and accounting change          1,821         491         235         296       1,697
Provision for income taxes               705         202         106         135         679
--------------------------------------------------------------------------------------------
Income before
  extraordinary items
  and accounting change                1,116         289         129         161       1,018
Extraordinary items and
  accounting change, net of taxes        -           (15)        (60)         (5)        -
--------------------------------------------------------------------------------------------
Net income                          $  1,116    $    274    $     69    $    156    $  1,018
============================================================================================
Cash provided by operations         $  1,427    $  1,554    $  1,116    $  1,225    $  1,820*
============================================================================================
Other statistical data Georgia-Pacific Corporation Basic per share:
   Income before extraordinary items
     and accounting change                                              $   1.78   $   11.29
   Extraordinary items and
     accounting change, net of taxes                                       (0.06)         -
--------------------------------------------------------------------------------------------
   Net income                                                           $   1.72   $   11.29
============================================================================================
Diluted per share:

   Income before extraordinary items
     and accounting change                                              $   1.77   $   11.18
   Extraordinary items and
     accounting change, net of taxes                                       (0.06)         -
--------------------------------------------------------------------------------------------
   Net income                                                          $    1.71    $  11.18
============================================================================================
Georgia-Pacific Group
Income (loss) before extraordinary
  accounting change                       $      716 $      111    $    (86)
Extraordinary items and accounting
  change, net of taxes                          -           (13)        (60)
--------------------------------------------------------------------------------------------
Net income (loss)
============================================================================================
Basic per share:
   Income (loss) before extraordinary
     items and accounting change          $     4.17 $     0.62  $    (0.47)
   Extraordinary items and
      accounting change, net of taxes              -      (0.07)      (0.33)
--------------------------------------------------------------------------------------------
   Net income (loss)                      $     4.17 $     0.55  $    (0.80)
============================================================================================
Diluted per share:
   Income before extraordinary items
     and accounting change                $     4.07 $     0.61  $    (0.47)
   Extraordinary items and
      accounting change, net of taxes              -      (0.07)      (0.33)
--------------------------------------------------------------------------------------------
   Net income (loss)                      $     4.07 $     0.54  $    (0.80)
============================================================================================
The Timber Company
   Income before extraordinary items      $      400 $      178  $      215
   Extraordinary items, net of taxes               -         (2)          -
--------------------------------------------------------------------------------------------
   Net income                             $      400 $      176  $      215
============================================================================================
Basic per share:

   Income before extraordinary items      $     4.75 $     1.97  $     2.35
   Extraordinary items, net of taxes               -      (0.02)          -
--------------------------------------------------------------------------------------------
   Net income                             $     4.75 $     1.95  $     2.35
============================================================================================
Diluted per share

   Income before extraordinary items      $     4.73 $     1.96  $     2.33
   Extraordinary items, net of taxes               -      (0.02)          -
--------------------------------------------------------------------------------------------
   Net income                             $     4.73 $     1.94  $     2.33
============================================================================================
Average number shares outstanding
   Georgia-Pacific Corporation, basic                                       90.6        90.2
   Georgia-Pacific Corporation, diluted                                     91.2        91.1
   Georgia-Pacific Group, basic               171.8      179.8       182.9
   Georgia-Pacific Group, diluted             175.9      181.1       182.9
   The Timber Company, basic                   84.1       90.3        91.4
   The Timber Company, diluted                 84.6       90.8        92.1
Earnings to fixed charges                       4.4        2.1         1.5   1.7         4.8
Cash flow to interest                           3.8        4.4         3.3   3.4         4.8
Effective income tax rate                      38.7%      41.1%       45.1% 45.6%       40.0%
============================================================================================

* Excludes the accounts receivable secured borrowing program.



SELECTED FINANCIAL DATA - FINANCIAL POSITION, END OF YEAR
Georgia-Pacific Corporation and Subsidiaries

BOOK VALUE PER COMMON SHARE Shareholders' equity divided by shares of common stock outstanding as of the end of the year.
TOTAL DEBT TO CAPITAL, BOOK BASIS Total debt divided by the sum of total debt, senior deferrable notes, deferred income taxes, net, other long-term liabilities and shareholders' equity as of the end of the year. Total debt includes bank overdrafts, commercial paper and short-term notes, current portion of long-term debt, (all of which are included "Current liabilities"), long-term debt and accounts receivable pledged.
TOTAL DEBT TO CAPITAL, MARKET BASIS Total debt divided by the sum of total debt and the market value of shareholders' equity as of the end of the year. Total debt includes bank overdrafts, commercial paper and short-term notes, current portion of long-term debt, (all of which are included in "Current liabilities),long-term debt and accounts receivable pledged. The market value of shareholders' equity is the market price of common stock multiplied by the number of common stock shares outstanding.
CURRENT RATIO Current assets divided by current liabilities as of the end of the year.

                                                              Year ended
Dollar amounts, except per               -----------------------------------------------------
share, and shares                        January 1,                December 31,
are in millions                             2000       1998      1997       1996         1995
==============================================================================================
Financial position, end of year
Current assets                         $   4,559     $ 2,645    $ 2,916    $ 2,615    $  2,595


Timber and timberlands                     1,189       1,210      1,201      1,342       1,374
Property, plant and
 equipment, net                            7,079       6,249      6,297      6,560       6,013
Goodwill, net                              2,697       1,677      1,599      1,658       1,714
Other assets                               1,373         919        937        643         639
----------------------------------------------------------------------------------------------
Total assets                           $  16,897     $12,700   $ 12,950    $12,818     $12,335
----------------------------------------------------------------------------------------------
Current liabilities                      $ 4,191      $2,648     $3,020    $ 2,490    $  1,764
Long-term debt                             4,621       4,125      3,713      4,371       4,704
Senior deferrable notes                      863           -          -          -           -
Other long-term liabilities                1,811       1,572      1,544      1.285       1,201
Deferred income taxes                      1,536       1,231      1,199      1,161       1,147
----------------------------------------------------------------------------------------------
Total liabilities                      $  13,022     $ 9,576     $9,480     $9,307      $8,816
----------------------------------------------------------------------------------------------
Shareholders' equity                     $ 3,875     $ 3,124   $  3,470   $  3,511    $  3,519
==============================================================================================
Other statistical data
Property, plant and equipment
investments                             $    723      $  638   $    717   $  1,059    $  1,259
Timber & timberland purchases                228         201        175        142         244
Cash paid for acquisitions                 1,658         112          -        363           -
==============================================================================================
 Total debt to capital, book basis          46.9%       48.6%      47.2%      50.4%       49.3%
 Total debt to capital, market basis           -           -          -       47.4%       47.2%
Current ratio                                1.1         1.0        1.0        1.1         1.5
==============================================================================================
Georgia-Pacific Corporation
Per share (through December 16, 1997)
Market price:
    High                                                       $ 108.56   $  81.00      $95.75
    Low                                                        $  70.50   $  63.00    $  65.75
    Period-end                                                 $  85.13   $  72.00    $  68.63
 Book value                                                               $  38.52    $  38.54
 Shares of stock outstanding at
 year-end                                                                     91.4        91.3
Dividends declared per share                                   $   2.00   $   2.00    $   1.90
==============================================================================================
Georgia-Pacific Group*
Per share
 Market price:
               High                                           $   54.13   $  40.50    $  32.00
               Low                                            $   29.34   $  18.69    $  29.50
               Year-end                                       $   50.75   $  29.28    $  30.38
 Book value                                                   $   21.78   $  18.55    $  19.10
 Shares of stock outstanding at year-end                          172.2      173.0       184.5
Dividends declared per share                                  $    0.50   $   0.50
==============================================================================================
The Timber Company*
Per share
  Market price:
               High                                           $   27.19   $  27.25    $  25.88


               Low                                            $   19.88   $  17.38    $  22.50
               Year-end                                       $   24.63   $  23.81    $  22.69
 Book value                                                   $    1.51   $  (0.98)   $  (0.53)
Shares of stock outstanding at
  year-end                                                         82.9       87.1        92.6
Dividends declared per share                                  $    1.00   $   1.00

* 1997 amounts are for the period from December 17, 1997 through December 31, 1997.

SALES AND OPERATING PROFITS BY OPERATING SEGMENT
Georgia-Pacific Corporation and Subsidiaries


(In millions)                            1999                      1998                       1997                   1996
=================================================================================================================================
Net sales (1)
Building products
 Wood panels                      $ 1,193         7%        $ 1,055        8%          $   946         7%     $   948          7%
 Lumber                             1,079          6            844         6              876          7         779           6
 Gypsum products                    1,083          6            891         7              794          6         647           5
 Chemicals                            414          2            427         3              455          3         416           3
 Other                                100          1            120         1               68          1          51           1
---------------------------------------------------------------------------------------------------------------------------------
                                    3,869         22          3,337        25            3,139         24       2,841          22
---------------------------------------------------------------------------------------------------------------------------------
Building products
Distribution
 Wood panels                        2,503         14          2,117        16            1,904         15       1,997          15
 Lumber                             1,659          9          1,467        11            1,634         12       1,619          13
 Other                                696          4            741         5              860          7         937           7
---------------------------------------------------------------------------------------------------------------------------------
                                    4,858         27          4,325        32            4,398         34       4,553          35
---------------------------------------------------------------------------------------------------------------------------------
Timber                                199          1            125         1              126          1         123           1
---------------------------------------------------------------------------------------------------------------------------------
Containerboard and
Packaging
 Containerboard                       505          3            488         4              505          4         499           4
 Packaging                          1,822         10          1,556        12            1,260          9       1,422          11
---------------------------------------------------------------------------------------------------------------------------------
                                    2,327         13          2,044        16            1,765         13       1,921          15
---------------------------------------------------------------------------------------------------------------------------------
Pulp and paper
 Communication papers               1,234          7          1,492        11            1,506         11       1,521          12
 Tissue                             1,096          6            987         8              940          7         939           7
 Market pulp                          745          4            709         5              863          7         738           5
 Bleached board                       193          1            176         1              207          2         228           2
 Other                                139          1            157         1              159          1         167           1
---------------------------------------------------------------------------------------------------------------------------------
                                    3,407         19          3,521        26            3,675         28       3,593          27
---------------------------------------------------------------------------------------------------------------------------------

Paper distribution
 Fine paper                         1,980         11               -         -                -         -            -         -
 Supply systems                     1,329          7               -         -                -         -            -         -
 Other                                 22          -               -         -                -         -            -         -
---------------------------------------------------------------------------------------------------------------------------------
                                    3,331         18               -         -                -         -            -         -
---------------------------------------------------------------------------------------------------------------------------------
Corporate and all other              (14)          -            (10)         -              (9)         -          (7)         -
---------------------------------------------------------------------------------------------------------------------------------
Total net sales                   $17,977        100%        $13,342      100%          $13,094      100%      $13,024      100%
=================================================================================================================================
Operating profits
Building products                 $ 1,139         49%        $   603       65%          $   490       70%      $   567       75%
Building products
Distribution                           63           3              1         -            (171)      (24)        (220)      (29)
Timber                                726          31            364        39              437        62          313        41
Containerboard and packaging          344          15            106        11              (6)       (1)          127        17
Pulp and paper                        266          12            133        14              201        29          250        33
Paper distribution                     78           3              -         -                -         -            -         -
Corporate and all other (3)         (300)        (13)          (273)      (29)            (251)      (36)        (282)      (37)
---------------------------------------------------------------------------------------------------------------------------------

 Total operating profits          $ 2,316        100%        $   934      100%          $   700      100%      $   755      100%
=================================================================================================================================


(In millions)                                                 1995
===================================================================
Net sales*
Building products
 Wood panels                          $   923                   6%
 Lumber                                   668                    5
 Gypsum products                          371                    3
 Chemicals                                427                    3
 Other                                     72                    -
------------------------------------------------------------------
                                        2,461                   17
------------------------------------------------------------------
Building products
Distribution
 Wood panels                            2,301                   16
 Lumber                                 1,577                   11
 Other                                    978                    7
------------------------------------------------------------------
                                        4,856                   34
------------------------------------------------------------------
Timber                                    118                    1
------------------------------------------------------------------
Containerboard and
Packaging
 Containerboard                           702                    5
 Packaging                              1,681                   12




------------------------------------------------------------------
                                        2,383                   17
------------------------------------------------------------------
Pulp and paper
 Communication
   Papers                               1,961                   14
 Tissue                                   878                    6
 Market pulp                            1,220                    8
 Bleached board                           269                    2
 Other                                    173                    1
                                        4,501                   31
------------------------------------------------------------------
Paper distribution
 Fine paper                                 -                    -
 Supply systems                             -                    -
 Other                                      -                    -
------------------------------------------------------------------
                                            -                    -
------------------------------------------------------------------
 Corporate and all other (2)              (6)                    -
------------------------------------------------------------------
Total net sales                   $    14,313                 100%
==================================================================
Operating profits
Building products               $         419                  20%
Building products distribution           (83)                  (4)
Timber                                    277                   13
Containerboard and packaging              547                   26
Pulp and paper                          1,125                   53
Paper distribution                          -                    -
 Corporate and all other (3)            (156)                  (8)
------------------------------------------------------------------
 Total operating profits         $      2,129                 100%
==================================================================

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements filed as part of the 1999 Annual Report on Form 10-K.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information with respect to directors required by this Item is set forth on pages 3 through 6 and on page 32 of the Corporation's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 24, 2000, in the sections entitled "Nominees and Directors" and "Other Matters" are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:


                                                             Date first
                                                             elected as
Name                            Age                          an officer     Position or office
----                            ---                          ----------     ------------------

A. D. Correll                   58                           1988           Chairman, Chief Executive Officer,
                                                                            President and a Director
Donald L. Glass                 51                           1982           Executive Vice President - Timber,
                                                                            President and Chief Executive Officer,
                                                                            The Timber Company
Danny W. Huff                   49                           1993           Executive Vice President - Finance and
                                                                            Chief Financial Officer
Clint M. Kennedy                50                           1988           Executive Vice President - Pulp and
                                                                            Paperboard
Ronald L. Paul                  56                           1997           Executive Vice President - Wood
                                                                            Products and Distribution
John F. Rasor                   56                           1983           Executive Vice President - Wood
                                                                            Procurement, Gypsum and Industrial Wood
                                                                            Products
Lee M. Thomas                   55                           1993           Executive Vice President - Paper and
                                                                            Chemicals
James E. Bostic, Jr.            52                           1991           Senior Vice President - Environmental,
                                                                            Government Affairs and Communications
James F. Kelley                 58                           1993           Senior Vice President - Law and General
                                                                            Counsel
James E. Terrell                50                           1989           Vice President and Controller

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

Danny W. Huff has been Executive Vice President - Finance and Chief Financial Officer since November 1, 1999. Prior to that time, he served as Vice President and Treasurer from February, 1996 to November, 1999 and Treasurer from October 23, 1993 to February 1, 1996.

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

The Corporation's Board of Directors elects officers of the Corporation. The Chief Executive Officer has the authority to appoint one or more Vice Presidents to hold such office until the next annual organizational meeting of the Board. The Chief Executive Officer also has the authority to approve the compensation of officers at the Vice President level. The Compensation Committee of the Board of Directors determines the compensation of all other officers of the Corporation, including officers who are also directors of the Corporation. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11.          EXECUTIVE COMPENSATION
The information set forth on pages 10 through 18 of the Corporation's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement dated March 24, 2000, in the sections entitled "Compensation Committee Report," "Summary Compensation Table," "Option and Performance Rights Grants in 1999" and "Agreements with Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required by this Item is set forth on pages 19 through 21 of the Corporation's Notice of 2000 Annual Meeting and Proxy Statement dated March 24, 2000, in the section entitled "Ownership of Common Stock of G-P" and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.

                                    PART IV

ITEM 14.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                   (a)      The following documents are filed as a part of this Annual Report for the Corporation:

                             (1)      The Consolidated Financial Statements, Notes to Consolidated Financial
                                      Statements and the Report of Independent Public Accountants for
                                      Georgia-Pacific Corporation and subsidiaries dated February 4, 2000 are presented under Item 8 of this Form 10-K.

                                      The Combined Financial Statements, Notes to Combined Financial Statements and
                                      the Reports of Independent Public Accountants for Georgia-Pacific Group and
                                      The Timber Company dated February 4, 2000 are set forth in Exhibit 13.1 and
                                      13.2 hereto, respectively, and are incorporated herein by reference to the
                                      Corporation's 1999 Annual Report to Shareholders.
                             (2)      Financial Statement Schedules:


                                      Reports of Independent Public Accountants as to Schedules

                             II       Valuation and Qualifying Accounts of Georgia-Pacific Corporation and
                                      subsidiaries and Georgia-Pacific Group for the years ended January 1, 2000, and December 31, 1998 and 1997.

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

                          3.2                Bylaws, as amended to date.

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

                          4.3(i)             Restated Rights Agreement, dated as of December 16, 1997, between
                                             Georgia-Pacific Corporation and First Chicago Trust Company of New York,
                                             with form of Georgia-Pacific Group Rights Certificate attached as
                                             Exhibit A-1, form of Timber Group Rights Certificate attached as Exhibit
                                             A-2, Series B Preferred Stock Designation attached as Exhibit B-1 and
                                             Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as
                                             Exhibit 8 to the Corporation's Registration Statement on Form 8-A as
                                             filed with the Commission on November 26, 1997, and incorporated herein by this reference thereto).

                          4.3(ii)            Amendment No. 1, dated as of November 8, 1999, to Amended and Restated
                                             Rights Agreement dated as of December 16, 1997 between Georgia-Pacific
                                             Corporation and First Chicago Trust Company of New York, as Rights Agent.

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



                          4.5                Form of Purchase Contract Agreement relating to Stock Purchase Contracts and Stock Purchase Units (filed as Exhibit 4(p) to the Corporation's
                                             Registration Statement on Form S-3, as filed with the Commission on June
                                             30, 1999, and incorporated herein by this reference thereto).

                          4.6                Form of Pledge Agreement for Stock Purchase Contracts and Stock Purchase
                                             Units (filed as Exhibit 4(q) to the Corporation's Registration Statement
                                             on Form 8-A relating to File No.333-80757 as filed with the Commission on June 25, 1999, and incorporated herein by this reference thereto).

                          4.7                Form of Remarketing Agreement between Georgia-Pacific Corporation and
                                             Morgan Stanley & Co. Incorporated (filed as Exhibit 4(u) to the
                                             Corporation's Registration Statement on Form S-3, as filed with the
                                             Commission on June 30, 1999, and incorporated herein by this reference thereto).

                          4.8                Form of Stock Purchase Units (included as Exhibits A and B of Exhibit
                                             4.3) (filed as Exhibit 4(v) to the Corporation's Registration Statement
                                             on Form S-3, as filed with the Commission on June 30, 1999, and incorporated herein by this reference thereto).

                          10.1               Directors Group Life Insurance Program. (Filed as Exhibit 10.1 to the
                                             Corporation's Annual Report on Form 10-K for the year ended December 31,
                                             1998, and incorporated herein by this reference thereto).

                          10.2               Officer Retirement Agreement (Officers Retirement Plan). (Filed as
                                             Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the
                                             year ended December 31, 1998, and incorporated herein by this reference thereto).

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

                          10.3(v)            Amendment No. 2 to the Key Salaried Employees Group Insurance Plan -
                                             Post-1986 Group (effective January 1, 1987). (Filed as Exhibit 10.3(v)
                                             to the Corporation's Annual Report on Form 10-K for the year ended
                                             December 31, 1998, and incorporated herein by this reference thereto).

                          10.3(vi)           Amendment No. 3 to the Key Salaried Employees Group Insurance Plan -
                                             Post-1986 Group (effective August 1, 1994). (Filed as Exhibit 10.3(vi)
                                             to the Corporation's Annual Report on Form 10-K for the year ended
                                             December 31, 1998, and incorporated herein by this reference thereto).

                          10.3(vii)          Amendment No. 4 to the Key Salaried Employees Group Insurance Plan -
                                             Post-1986 Group (effective January 1, 1998). (Filed as Exhibit 10.3(vii)
                                             to the Corporation's Annual Report on Form 10-K for the year ended
                                             December 31, 1998, and incorporated herein by this reference thereto).

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


                          10.6               Retirement Letter Agreement between John F. McGovern and Georgia-Pacific
                                             Corporation dated September 22, 1999.

                          10.7               Economic Value Incentive Plan, as Amended and Restated effective January
                                             21, 2000.

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

                          10.8(ii)           Amendment No. 1 to the Amended and Restated 1995 Shareholder Value
                                             Incentive Plan, effective May 5, 1998.

                          10.8(iii)          Amendment No. 2 to the Amended and Restated 1995 Shareholder Value
                                             Incentive Plan, effective September 29, 1999.

                          10.8(iv)           Amendment No. 3 to the Amended and Restated 1995 Shareholder Value
                                             Incentive Plan, effective March 24, 2000.

                          10.8(v)            Form of Replacement Option Under the 1995 Shareholder Value Incentive
                                             Plan (Georgia-Pacific Group stock) (1995 Grant) (Filed as Exhibit 99.11 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.8(vi)           Form of Replacement Option Under the 1995 Shareholder Value Incentive
                                             Plan (Timber Group stock) (1995 Grant) (Filed as Exhibit 99.12 to the
                                             Corporation's Registration Statement on Form S-8 as filed with the
                                             Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.8(vii)          Form of Replacement Option Under the 1995 Shareholder Value Incentive
                                             Plan (Georgia-Pacific Group stock) (1996 Grant) (Filed as Exhibit 99.13 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).


                          10.8(viii)         Form of Replacement Option Under the 1995 Shareholder Value Incentive
                                             Plan (Timber Group stock) (1996 Grant) (Filed as Exhibit 99.14 to the
                                             Corporation's Registration Statement on Form S-8 as filed with the
                                             Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.8(ix)           Form of Replacement Option Under the 1995 Shareholder Value Incentive
                                             Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.15 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.8(x)            Form of Replacement Option Under the 1995 Shareholder Value Incentive
                                             Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.16 to the
                                             Corporation's Registration Statement on Form S-8 as filed with the
                                             Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.8(xi)           Form of Special Replacement Option Under the 1995 Shareholder Value
                                             Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as
                                             Exhibit 99.17 to the Corporation's Registration Statement on Form S-8 as
                                             filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.8(xii)          Form of Special Replacement Option Under the 1995 Shareholder Value
                                             Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.18 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).

                          10.9(i)            Outside Directors Stock Plan, adopted March 17, 1995.

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

                          10.11(i)           Amended and Restated Receivables Purchase Agreement dated as of October
                                             13, 1999, among G-P Receivables, Inc., as the Seller, and
                                             Georgia-Pacific Corporation, as the Collection Agent, and Canadian
                                             Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA (Chicago
                                             Office), as the Secondary Purchasers, and Canadian Imperial Bank of
                                             Commerce, as the Administrative Agent.

                          10.11(ii)          Amended and Restated Receivables Purchase Agreement dated as of October
                                             13, 1999, among G-P Receivables, Inc., as the Seller, and
                                             Georgia-Pacific Corporation, as the Collection Agent, and Asset
                                             Securitization Cooperative Corporation, Corporate Asset Funding Company,
                                             Inc., and Falcon Asset Securitization Corporation, as the Purchasers,
                                             and Canadian Imperial Bank of Commerce, as the
                                             Administrative Agent.

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

                          10.12(ii)          Amendment No. 1 to the Georgia-Pacific Group 1997 Long-Term Incentive
                                             Plan.

                          10.12(iii)         Amendment No. 2 to the Georgia-Pacific Group 1997 Long-Term Incentive
                                             Plan.

                          10.12(iv)          Form of Revised  Georgia-Pacific  Group 1997  Long-Term  Incentive Plan
                                             Option (Filed as Exhibit 10.1 to the Corporation's  Quarterly Report on
                                             Form 10-Q for the  quarter  ended  March  31,  1998,  and  incorporated herein by this reference thereto).


                          10.12(v)           Form of Revised Special Georgia-Pacific Group 1997 Long-Term Incentive
                                             Plan Option (Filed as Exhibit 10.2 to the Corporation's Quarterly Report
                                             on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by this reference thereto).

                          10.12(vi)          Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance
                                             Share Grant Agreement for the January 1, 1999 through December 31, 1999
                                             Performance Period (January 28, 1999 Grant). (Filed as Exhibit 10.12(iv)
                                             to the Corporation's Annual Report on Form 10-K for the year ended
                                             December 31, 1998, and incorporated herein by this reference thereto).

                          10.12(vii)         Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance
                                             Share Grant Agreement for the January 1, 1999 through December 31, 2000
                                             Performance Period (January 28, 1999 Grant). (Filed as Exhibit 10.12(v)
                                             to the Corporation's Annual Report on Form 10-K for the year ended
                                             December 31, 1998, and incorporated herein by this reference thereto).

                          10.12(viii)        Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance
                                             Share Grant Agreement for the January 1, 1999 through December 31, 2001
                                             Performance Period (January 28, 1999 Grant). (Filed as Exhibit 10.12(vi)
                                             to the Corporation's Annual Report on Form 10-K for the year ended
                                             December 31, 1998, and incorporated herein by this reference thereto).

                          10.12(ix)          Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Option
                                             (January 28, 1999 Grant). (Filed as Exhibit 10.12(vii) to the
                                             Corporation's Annual Report on Form 10-K for the year ended December 31,
                                             1998, and incorporated herein by this reference thereto).

                          10.12(x)           Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Option
                                             (January 21, 2000 Grant).

                          10.12(xi)          Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance
                                             Share Grant Agreement for the January 1, 2000 through December 31, 2002
                                             Performance Period (January 21, 2000 Grant).

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


                          10.13(ii)          Amendment No. 1 to the Timber Group 1997 Long-Term Incentive Plan.

                          10.13(iii)         Form of Revised Timber Group 1997 Long-Term Incentive Plan Option (Filed
                                             as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q for
                                             the quarter ended March 31, 1998, and incorporated herein by this reference thereto).

                          10.13(iv)          Form of Timber Group 1997 Long-Term Incentive Plan Option (January 21,
                                             2000 Grant).

                          10.14              Agreement and Plan of Merger dated as of May 25, 1999, among Unisource
                                             Worldwide, Inc., Georgia-Pacific Corporation and Atlanta Acquisition
                                             Corp. (filed as Exhibit 99(c)(1) to the Schedule 14D-1 of Atlanta
                                             Acquisition Corp. and Georgia-Pacific Corporation, and incorporated herein by this reference thereto).

                          10.15              Joint Venture Agreement among Georgia- Pacific Corporation, Chesapeake
                                             Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue,
                                             LLC, dated as of October 4, 1999.

                          10.16              Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October
                                             4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-Pacific
                                             Corporation.

                          10.17              Credit Agreement, dated as of July 22, 1999, among Georgia-Pacific
                                             Corporation, the Lenders Named therein, Bank of America National Trust and Savings Association, as Administrative Agent, Commerzbank AG, New
                                             York Branch, as Documentation Agent, and The Chase Manhattan Bank and
                                             Citibank, N.A. as Co-Syndication Agents, Banc of America Securities LLC
                                             as Sole Book Manager and Sole Lead Arranger

                          10.18              Credit Agreement, dated as of July 22, 1999, among North American Timber
                                             Corp., the Lenders Named therein, Bank of America National Trust and
                                             Savings Association, as Administrative Agent, Commerzbank AG, New York
                                             Branch, as Documentation Agent, and The Chase Manhattan Bank and
                                             Citibank, N.A. as Co-Syndication Agents, Banc of America Securities LLC
                                             as Sole Book Manager and Sole Lead Arranger.

                          10.19              Form of Parent (Georgia-Pacific Corporation) Guaranty (included as
                                             7.01(c) to Exhibit 10.18).



                          10.20              Form of Subsidiary Guaranty (North American Timber Corp., Unisource
                                             Worldwide, Inc., Brunswick Pulp & Paper Company, G-P Gypsum Corporation,
                                             Georgia-Pacific West, Inc., Great Northern Nekoosa Corporation, Leaf
                                             River Forest Products, Inc., Nekoosa Packaging Corporation and Nekoosa
                                             Papers Inc. ).

                          10.21              Georgia-Pacific Group 2000 Employee Stock Purchase Plan.

                          10.22              The Timber Company 2000 Employee Stock Purchase Plan

                          10.23              Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan.

                          12                 Statements of Computation of Ratio of Earnings to Fixed Charges.

                          13.1               Portions of Georgia-Pacific Corporation's 1999 Annual Report to
                                             Shareholders relating to Georgia-Pacific Group. Such Report is not deemed to be filed with the Commission as part of this Annual Report on
                                             Form 10-K, except for the portions thereof expressly incorporated by reference.

                          13.2               Portions of Georgia-Pacific Corporation's 1999 Annual Report to
                                             Shareholders relating to The Timber Company. Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form
                                             10-K, except for the portions thereof expressly incorporated by reference.

                          21                 Subsidiaries.

                          23                 Consent of Independent Public Accountants.

                          27.1               Financial Data Schedule. (1)

                          27.2               Financial Data Schedule. (1)

                          27.3               Financial Data Schedule. (1)

                          27.4               Financial Data Schedule. (1)

                          27.5               Financial Data Schedule. (1)

                          27.6               Financial Data Schedule. (1)

                          27.7               Financial Data Schedule. (1)

                          27.8               Financial Data Schedule. (1)

                          27.9               Financial Data Schedule. (1)

                          99.1               Properties

(b)                                          Reports on Form 8-K The Corporation filed Current Reports on Form 8-K dated March 18, 1999, June 22, 1999, June 28, 1999, July 15, 1999,
                                             October 4, 1999 and November 10, 1999 and Current Report on Form 8-K/A
                                             dated July 15, 1999, in which it reported under Item 5 - "Other Events."


                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GEORGIA-PACIFIC CORPORATION
                                       (Registrant)

                                   By: /s/ A.D. Correll
                                       ----------------
                                       (A. D. Correll,
                                       Chairman, Chief Executive
                                       Officer and President)

Date:  March 24, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


As Officers or Directors of GEORGIA-PACIFIC CORPORATION


               Signature                             Title                                  Date
               ---------                             -----                                  ----

As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A.D. CORRELL                              Director, Chairman, Chief Executive      March 24, 2000
----------------                              Officer and President (Principal
(A. D. Correll)                               Executive Officer)


/s/ DANNY W. HUFF                             Executive Vice President-Finance and     March 24, 2000
--------------------------                    Chief Financial Officer (Principal
 (Danny W. Huff)                              Financial Officer)

/s/ JAMES E. TERRELL                          Vice President and Controller            March 24, 2000
--------------------------                    (Principal Accounting Officer)
(James E. Terrell)

/s/ JAMES S. BALLOUN                          Director                                 March 24, 2000
--------------------------
(James S. Balloun)

/s/ ROBERT CARSWELL                           Director                                 March 24, 2000
--------------------------
Robert Carswell)

/s/ JANE EVANS                                Director                                 March 24, 2000
--------------------------
(Jane Evans)


/s/ DONALD V. FITES                           Director                                 March 24, 2000
--------------------------
(Donald V. Fites)

/s/ HARVEY C. FRUEHAUF, JR.                   Director                                 March 24, 2000
--------------------------
(Harvey C. Fruehauf, Jr.)

/s/ RICHARD V. GIORDANO                       Director                                 March 24, 2000
--------------------------
(Richard V. Giordano)

/s/ DAVID R. GOODE                            Director                                 March 24, 2000
--------------------------
(David R. Goode)

/s/ M. DOUGLAS IVESTER                        Director                                 March 24, 2000
--------------------------
(M. Douglas Ivester)

/s/ JAMES P. KELLY                            Director                                 March 24, 2000
--------------------------
(James P. Kelly)

/s/ LOUIS W. SULLIVAN                         Director                                 March 24, 2000
--------------------------
(Louis W. Sullivan)

/s/JAMES B. WILLIAMS                          Director                                 March 24, 2000
--------------------------
(James B. Williams)

             Report of Independent Public Accountants as to Schedule


To Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Georgia-Pacific Corporation and subsidiaries incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     /S/ARTHUR ANDERSEN LLP
                                                     ----------------------
                                                     ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 4, 2000

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JANUARY 1, 2000 AND DECEMBER 31, 1998 AND 1997

                                   (Millions)



                                 Balance at
                                 beginning
                                 at end of           Charged to          Charged to
                                 of period           costs and           other
Description                      period              expenses            accounts         Deductions               Balance
------------                     ---------           --------            --------         ----------               --------
 Year ended
 January 1,
 2000
-------------
Allowance for
 doubtful
 accounts                        $        25         $        5          $        -       $      (5)   **       $       25
                                 -------------       ------------        --------------------------------------
Restructuring
  reserves                                 2                  2                  98***          (38)                    64
                                 -------------       ------------        --------------------------------------


Year ended
 December 31,
 1998
-------------
Allowance for
 doubtful
 accounts                        $        19         $       17          $       1*       $     (12)   **       $       25
                                 -------------       ------------        --------------------------------------
Restructuring
  reserves                                70                  -                   -             (68)                     2
                                 -------------       ------------        --------------------------------------

Year ended
 December 31,
 1997
-------------
Allowance for
 doubtful
 accounts                        $        10         $       23          $       1*       $     (15) **         $       19
                                 -------------       ------------        --------------------------------------
Restructuring
  reserves                                17                 80                   -             (27)                    70
                                 -------------       ------------        --------------------------------------

*Recoveries of accounts previously written off.
**Accounts written off.
***Reserves acquired

             Report of Independent Public Accountants as to Schedule


To Georgia-Pacific Corporation:

We have audited in accordance with generally accepted auditing standards, the combined financial statements of Georgia-Pacific Corporation - Georgia-Pacific Group incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                     /S/ARTHUR ANDERSEN LLP
                                                     ----------------------
                                                     ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 4, 2000

               GEORGIA-PACIFIC CORPORATION - GEORGIA-PACIFIC GROUP
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JANUARY 1, 2000 AND DECEMBER 31, 1998 AND 1997

                                   (Millions)

                                 Balance at
                                 beginning
                                 at end of           Charged to          Charged to
                                 of period           costs and           other
Description                      period              expenses            accounts         Deductions              Balance
-----------                      ---------           --------            --------         ----------              --------
Year ended
 January 1,
 2000
-------------
Allowance for
 doubtful
 accounts                        $        25         $        5          $        -       $      (5)   **       $       25
                                 -------------       ------------        --------------------------------------
Restructuring
  reserves                                 2                  2                  98***          (38)                    64
                                 -------------       ------------        --------------------------------------


Year ended
 December 31,
 1998
-------------
Allowance for
 doubtful
 accounts                        $        19         $       17          $       1*       $     (12)   **       $       25
                                 -------------       ------------        --------------------------------------
Restructuring
  reserves                                70                  -                   -             (68)                     2
                                 -------------       ------------        --------------------------------------

Year ended
 December 31,
 1997
-------------
Allowance for
 doubtful
 accounts                        $        10         $       23          $       1*       $     (15) **         $       19
                                 -------------       ------------        --------------------------------------
--------
Restructuring
  reserves                                17                 80                   -             (27)                    70
                                 -------------       ------------        --------------------------------------

*Recoveries of accounts previously written off.
**Accounts written off.
***Reserves acquired

                                                      GEORGIA-PACIFIC CORPORATION

                                                           INDEX TO EXHIBITS
                                                     FILED WITH THE ANNUAL REPORT
                                                         ON FORM 10-K FOR THE
                                                      YEAR ENDED JANUARY 1, 2000

NUMBER                DESCRIPTION

3.2                   Bylaws, as amended to date. (1)

4.3(ii)               Amendment No. 1, dated as of November 8, 1999, to Amended and Restated Rights Agreement dated as of December 16, 1997 between Georgia-Pacific Corporation and First Chicago Trust Company
                      of New York, as Rights Agent.

10.6                  Retirement Letter Agreement between John F. McGovern and Georgia-Pacific Corporation dated
                      September 22, 1999. (1)

10.7                  Economic Value Incentive Plan, as Amended and Restated effective January 21, 2000. (1)

10.8(ii)              Amendment No. 1 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective May
                      5, 1998. (1)

10.8(iii)             Amendment No. 2 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective
                      September 29, 1999. (1)

10.8(iv)              Amendment No. 3 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective
                      March 24, 2000. (1)

10.9(i)               Outside Directors Stock Plan, adopted March 17, 1995. (1)

10.11(i)              Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P
                      Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and
                      Canadian Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA (Chicago Office), as the
                      Secondary Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent.

10.11(ii)             Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P
                      Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and
                      Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., and Falcon
                      Asset Securitization Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as
                      the Administrative Agent.

10.12(ii)             Amendment No. 1 to the Georgia-Pacific Group 1997 Long-Term Incentive Plan. (1)

10.12(iii)            Amendment No. 2 to the Georgia-Pacific Group 1997 Long-Term Incentive Plan. (1)

10.12(x)              Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant). (1)


10.12(xi)             Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement
                      for the January 1, 2000 through December 31, 2002 Performance Period (January 21, 2000 Grant).
                      (1)

10.13(ii)             Amendment No. 1 to the Timber Group 1997 Long-Term Incentive Plan. (1)

10.13(iv)             Form of Timber Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant). (1)

10.15                 Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin
                      Tissue Mills Inc. and Georgia-Pacific Tissue, LLC, dated as of October 4, 1999. (1)

10.16                 Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, among Wisconsin
                      Tissue Mills Inc. and Georgia-Pacific Corporation. (1)

10.17                 Credit Agreement, dated as of July 22, 1999, among Georgia-Pacific Corporation, the Lenders
                      Named therein, Bank of America National Trust and Savings Association, as Administrative Agent,
                      Commerzbank AG, New York Branch, as Documentation Agent, and The Chase Manhattan Bank and
                      Citibank, N.A. as Co-Syndication Agents, Banc of America Securities LLC as Sole Book Manager and
                      Sole Lead Arranger. (1)

10.18                 Credit Agreement, dated as of July 22, 1999, among North American Timber Corp., the Lenders
                      Named therein, Bank of America National Trust and Savings Association, as Administrative Agent,
                      Commerzbank AG, New York Branch, as Documentation Agent, and The Chase Manhattan Bank and
                      Citibank, N.A. as Co-Syndication Agents, Banc of America Securities LLC as Sole Book Manager and
                      Sole Lead Arranger. (1)

10.19                 Form of Parent (Georgia-Pacific Corporation) Guaranty (included as 7.01(c) to Exhibit 10.18). (1)

10.20                 Form of Subsidiary Guaranty (North American Timber Corp., Unisource Worldwide, Inc., Brunswick
                      Pulp & Paper Company, G-P Gypsum Corporation, Georgia-Pacific West, Inc., Great Northern Nekoosa
                      Corporation, Leaf River Forest Products, Inc., Nekoosa Packaging Corporation and Nekoosa Papers
                      Inc.) (1)

10.21                 Georgia-Pacific Group 2000 Employee Stock Purchase Plan. (1)

10.22                 The Timber Company 2000 Employee Stock Purchase Plan. (1)

10.23                 Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan. (1)

12                    Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

13.1                  Portions of Georgia-Pacific Corporation's 1999 Annual Report to Shareholders pertaining to
                      Georgia-Pacific Group.  Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference. (1)


13.2                  Portions of Georgia-Pacific Corporation's 1999 Annual Report to Shareholders pertaining to The
                      Timber Company.  Such Report is not deemed to be filed with the Commission as part of this
                      Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.
                      (1)

21                    Subsidiaries. (1)

23                    Consent of Independent Public Accountants. (1)

27.1                  Financial Data Schedule. (1)

27.2                  Financial Data Schedule. (1)

27.3                  Financial Data Schedule. (1)

27.4                  Financial Data Schedule. (1)

27.5                  Financial Data Schedule. (1)

27.6                  Financial Data Schedule. (1)

27.7                  Financial Data Schedule. (1)

27.8                  Financial Data Schedule. (1)

27.9                  Financial Data Schedule. (1)

99.1                  Properties (1)

(1) Filed via EDGAR