Form 10-Q
period 2000-04-01
GEORGIA PACIFIC CORP
filed 2000-05-08
CIK 41077

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1 - 3506

-------------------

GEORGIA-PACIFIC CORPORATION
(Exact Name of Registrant as Specified in its Charter)

GEORGIA (State of Incorporation)	93-0432081 (IRS Employer Id. Number)

133 PEACHTREE STREET, N.E., ATLANTA, GEORGIA 30303 (Address of Principal Executive Offices)
(404) 652 - 4000 (Telephone Number of Registrant)
-------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes     X          No

As of the close of business on May 4, 2000, Georgia-Pacific Corporation had 170,536,000 shares of Georgia-Pacific Group Common Stock outstanding and 80,627,000 shares of The Timber Company Common Stock outstanding.


PART I - FINANCIAL INFORMATION

-------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
First Quarter --------------------------
(In millions, except per share amounts)	2000	1999
--------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,421	$ 3,409
--------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
            Cost of sales, excluding depreciation and
               cost of timber harvested shown below
            Selling and distribution
            Depreciation, depletion, amortization and cost of timber harvested
            General and administrative
            Interest

	4,027 364 265 243 145	2,509 131 236 176 111
--------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,044	3,163
--------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	377 143	246 100
--------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 234	$ 146
=================================================================================
Georgia-Pacific Group Net income Basic net income per common share Diluted net income per common share	$ 194 $ 1.13 $ 1.11	$ 99 $ 0.57 $ 0.56
--------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	171.8 174.8	172.6 175.4
=================================================================================
The Timber Company Net income Basic and diluted net income per common share	$ 40 $ 0.49	$ 47 $ 0.54
--------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	82.3 82.5	86.4 86.6
=================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2000	1999
-------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
      Net income
            Adjustments to reconcile net income to cash
               provided by operations:
      Depreciation, depletion and amortization
      Deferred income taxes
      Gain on disposal of assets, net
      Change in working capital
      Other

	$ 234 226 (4) (34) (154) (10)	$ 146 208 (8) (5) (111) 28
-------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	258	258
-------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Proceeds from sales of assets Other	(182) (59) (1) 42 (7)	(107) (27) (38) 2 13
-------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(207)	(157)
-------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Repayments of long-term debt Additions to long-term debt Net increase in short-term debt Stock repurchases Proceeds from option plan exercises Cash dividends paid	(20) - 73 (71) 3 (42)	(59) 46 33 (114) 36 (43)
-------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(57)	(101)
-------------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash Balance at beginning of period	(6) 25	- 5
-------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 19	$ 5
=================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	April 1, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $28 and $25, respectively Inventories Deferred income tax assets Other current assets	$ 19 2,511 2,027 139 81	$ 25 2,298 2,010 139 87
---------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,777	4,559
---------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands, net	1,207	1,189
---------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	15,977 (8,937)	15,879 (8,800)
---------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	7,040	7,079
---------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,676	2,697
---------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,457	1,373
---------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 17,157	$ 16,897
==================================================================================


CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	April 1, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Bank overdrafts, net Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 279 2,158 36 894 250 706	$ 297 2,067 39 891 334 563
--------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,323	4,191
--------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	4,613	4,621
--------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
--------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,831	1,811
--------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,532	1,536
--------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Shareholders' equity
      Common stock
         Georgia-Pacific Group, par value $.80; 400,000,000
            shares authorized; 192,168,000 and 191,983,000 shares issued
         The Timber Company, par value $.80; 250,000,000
            shares authorized; 93,936,000 and 93,904,000 shares issued
      Treasury stock, at cost
            21,190,000 and 19,776,000 shares of Georgia-Pacific
            Group common stock and 12,128,000 and 11,053,000
            shares of The Timber Company common stock
      Additional paid-in capital
      Retained earnings
      Long-term incentive plan deferred compensation
      Accumulated other comprehensive income

	155 (955) 1,517 3,316 (5) (33)	155 (880) 1,510 3,124 (2) (32)
---------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	3,995	3,875
---------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 17,157	$ 16,897
==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2000	1999
------------------------------------------------------------------------------------------------------------------------------------------
Net income Other comprehensive income (loss) before tax: Foreign currency translation adjustments Income tax expense related to items of other comprehensive income	$ 234 (1) -	$ 146 6 (2)
-------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ 233	$ 150
=================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
APRIL 1, 2000
1.

PRINCIPLES OF PRESENTATION. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the fiscal year ended January 1, 2000.

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses. The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company", respectively. The Georgia-Pacific Group's and The Timber Company's combined financial information is presented in Note 13.

2.

PROVISION FOR INCOME TAXES. The effective tax rate used to calculate the provision for income taxes was 38% in 2000 and 41% in 1999. The reduction in the 2000 effective income tax rate resulted principally from increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.

3.

EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units") (see Note 8). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 2000 and 1999.


	First Quarter ------------------------------------
(In millions, except per share amounts)	2000	1999
-------------------------------------------------------------------------------------------------------------------------------------------
	Georgia-Pacific Group
-------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to shareholders (numerator): Net income	$ 194	$ 99
=================================================================================
Shares (denominator): Average shares outstanding Dilutive securities: Options Employee stock purchase plans	171.8 3.0 -	172.6 2.6 0.2
-------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	174.8	175.4
=================================================================================
Basic per share amounts Net income Diluted per share amounts Net income	$ 1.13 $ 1.11	$ 0.57 $ 0.56
=================================================================================
The Timber Company
-------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to shareholders (numerator): Net income	$ 40	$ 47
=================================================================================
Shares (denominator): Average shares outstanding Dilutive securities: Options	82.3 0.2	86.4 0.2
-------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	82.5	86.6
=================================================================================
Basic and diluted per share amounts Net income	$ 0.49	$ 0.54
=================================================================================
4.

SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

First quarter -----------------------------------------
(In millions)	2000	1999
-------------------------------------------------------------------------------------------------------------------------------------------

Total interest costs Interest capitalized	$ 147 (2)	$ 112 (1)
-------------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 145	$ 111
=================================================================================
Interest paid	$ 114	$ 80
=================================================================================
Income taxes paid, net	$ 27	$ 73
=================================================================================
5.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	April 1, 2000	January 1, 2000
-------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 433 1,404 344 (154)	$ 453 1,367 344 (154)
-------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,027	$ 2,010
=================================================================================

6.

DIVESTITURES AND ACQUISITIONS. During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.4 million ($15.3 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

Also during the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation will retain a 58% interest in the joint venture. This investment in the joint venture is accounted for under the equity method.

At the end of the first quarter of 1999, the Corporation completed the acquisition of a packaging plant and four treated lumber facilities for a total consideration of approximately $38 million in cash. The results of operations of the packaging plant and treated lumber facilities were consolidated with those of the Corporation beginning April 4, 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource Worldwide, Inc. ("Unisource"), the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then-outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per

9

Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through April 1, 2000, the Corporation has paid approximately $830 million for all Unisource shares, $1 million of which was paid during the first quarter of 2000. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of April 1, 2000, and is subject to change pending finalization of studies of fair value and the finalization of management's plans to consolidate or close additional distribution centers. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the purchase price of the acquisition is summarized as follows:

In millions
===================================================================
Current assets Property, plant and equipment Other noncurrent assets Goodwill Liabilities	$ 1,226 230 27 766 (1,419)
------------------------------------------------------------------------------------------------------------------
Net cash paid for Unisource	$ 830
===================================================================

The following unaudited pro forma financial data has been prepared assuming that the acquisition of Unisource and related financings were consummated on January 1, 1999. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 1999, nor does it include adjustments for expected synergies or cost savings. Accordingly, this pro forma data is not necessarily indicative of future operations.
Quarter ended ---------------------------------------------------------------------
In millions, except per share amounts	April 1, 2000	April 3, 1999
=================================================================================
	Actual --------------------------------	Pro forma ---------------------------------
Georgia-Pacific Corporation: Net sales Net income Georgia-Pacific Group data: Net sales Net income Basic earnings per share Diluted earnings per share	$ 5,421 234 5,383 194 1.13 1.11	$ 4,926 141 4,871 94 0.55 0.54
-------------------------------------------------------------------------------------------------------------------------------------------

The Timber Company's results of operations are not impacted by the Unisource transaction.
The 1999 pro forma financial data includes nonrecurring restructuring charges of $4 million ($2 million after taxes) taken by Unisource.


The Corporation has nearly finalized and is in various phases of implementing plans to restructure existing Unisource activities, including the consolidation or closure of certain distribution centers, closure of the Unisource headquarters facility, termination of redundant headcount and the relocation of certain administrative functions. In connection with the acquisition of Unisource, the Corporation recorded liabilities totaling approximately $71 million for employee termination (relating to approximately 1,680 hourly and salaried employees) and relocation costs, and $20 million for closing costs of 48 facilities. The balance of these restructuring reserves at April 1, 2000 was $53 million. During the first quarter of 2000, approximately 115 employees were terminated as part of this program. Finalization of management's plans to consolidate or close additional distribution centers and changes in implementation plans could result in additional liabilities being recorded as part of the purchase price or charges to earnings. The following table provides a rollforward of the reserve for restructuring from January 1, 2000 through April 1, 2000:

TYPE OF COST
In millions	Balance January 1, 2000	Additions	Usage	Balance April 1, 2000
=====================================================================================
Employee separation Facility closing costs and asset impairments	$ 43 14	$ - -	$ (1) (3)	$ 42 11
---------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 57	$ -	$ (4)	$ 53
=====================================================================================

Effective October 3, 1999, the Corporation and Chesapeake Corp. ("Chesapeake") completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined their tissue businesses. The Corporation contributed substantially all the assets of its commercial tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, in which it has a 5% equity interest after an initial cash distribution of approximately $755 million.

The results of the Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired by the joint venture and liabilities assumed by the joint venture. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed by the joint venture are preliminary as of April 1, 2000, and is subject to change pending the finalization of management's plans for manufacturing and distribution activities. The difference between the allocated values and the fair market value of the assets acquired and liabilities assumed by the joint venture was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the values of the Wisconsin Tissue assets acquired by the joint venture is as follows:

In millions
===================================================================
Current assets Property, plant and equipment Goodwill Liabilities	$ 99 633 288 (265)
------------------------------------------------------------------------------------------------------------------
Net cash distribution to Wisconsin Tissue	$ 755
===================================================================

The Corporation has completed an organizational restructuring of the sales, marketing, administrative and manufacturing support activities for its tissue business, which resulted in the elimination of approximately 300 salaried and hourly positions. The Corporation reserved approximately $7 million in 1999 for termination and relocation costs of Wisconsin Tissue employees. This $7 million liability was included as part of the purchase price of the Wisconsin Tissue assets. In addition, the Corporation recorded liabilities totaling approximately $2 million for the termination and relocation of employees of the Corporation, which were charged to earnings in 1999. As a result of these programs, approximately 80 employees were terminated and approximately $2 million of the termination and relocation reserve was used in 1999. During the first quarter of 2000, approximately 60 more employees were terminated and an additional $2 million of the termination and relocation reserve was used leaving a total reserve of approximately $5 million. The Corporation has not yet finalized its plans for manufacturing and distribution activities. Finalization of these plans may result in additional liabilities recorded as part of the purchase price or charges to earnings.

7.	DEBT. At April 1, 2000, the Corporation's debt was $7.09 billion, $6.12 billion of which was allocated to the Georgia-Pacific Group and $967 million of which was allocated to The Timber Company.

The Corporation has extended its $750 million accounts receivable secured borrowing program through October 2000. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in May 2001 and the Canadian agreement expires in May 2004. At April 1, 2000, approximately $948 million was outstanding under the Corporation's accounts receivable secured borrowing programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes", respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On April 4, 2000, approximately $10 million of taxable industrial revenue bonds, due July 1, 2029, were replaced by $10 million fixed rate industrial revenue bonds issued on April 1, 2000.

During 1999, the Corporation increased the amount of its unsecured revolving credit facility from $1.5 billion to $2.0 billion. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of April 1, 2000, $1,054 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of April 1, 2000, the leverage ratio was 2.6 to 1.0.

Also during 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion. In February 2000, the Board of Directors approved a waiver of


these debt limits to allow the Georgia-Pacific Group to purchase up to $100 million of its common shares in each of February, March and April 2000 even though its target debt level and the Corporation's exceeded $5.8 and $6.8 billion, respectively.

Also during 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, and $862.5 million of Georgia-Pacific Group stock will be issued upon exercise of the purchase contracts) (see Note 8). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource. In addition, the Corporation registered $500 million of 7.75% Debentures Due November 15, 2029 under this registration statement in connection with the formation of Georgia-Pacific Tissue.

8.

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

9.

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

10.

SHARE REPURCHASES. During the first quarter of 2000, Georgia-Pacific Group purchased on the open market approximately 1,414,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $50 million ($35.48 average per share), all of which were held as treasury stock at April 1, 2000. The Board of Directors approved the Corporation's purchase of Georgia-Pacific Group common stock despite being above target debt levels since the Corporation expects its cash flows during the next quarter to reduce debt levels below the target (see Note 7). During the first quarter of 2000, The Timber Company purchased on the open market approximately 1,075,000 shares of The Timber Company common stock at an aggregate price of approximately $25 million ($22.77 average per share). Of these repurchased shares, approximately 899,000 shares of The Timber Company common stock were held as treasury stock and approximately 176,000 shares were purchased during the first quarter of 2000 and settled after April 1, 2000.

During the first quarter of 1999, Georgia-Pacific Group purchased on the open market approximately 2,540,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $91 million ($35.85 average per share). Of these share repurchases, approximately 2,340,000 shares of Georgia-Pacific Group common stock were held as treasury stock and 200,000 shares were purchased during the first quarter of 1999 and settled after April 3, 1999. During the first quarter of 1999, The Timber Company purchased on the open market 1,474,000 shares of The Timber Company common stock at an aggregate price of $32 million ($22.10 average per share). Of these repurchased shares, approximately 1,410,000 shares of The Timber Company common stock were held as treasury stock and approximately 64,000 shares were purchased during the first quarter of 1999 and settled after April 3, 1999.

11.

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

The Corporation is involved in environmental remediation activities at approximately 175 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 49% are being investigated, approximately 27% are being remediated and approximately 24% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $57 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 43,700 such plaintiffs as of April 1, 2000 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. (GPR), a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile


radius of the GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. Virtually all activity in this case has been stayed pending a decision on a motion by plaintiffs for reconsideration of a case management order issued by the court. The Corporation has denied the material allegations of this lawsuit. While it is premature to evaluate the claims asserted in this lawsuit, the Corporation believes it has meritorious defenses. Prior to the filing of the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and resolved on a case-by-case basis. On January 12, 2000, five plaintiffs, including one of the class representatives in the state class action, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law. This suit alleges violations of these federal laws and certain state laws regarding the form and substance of the defendants' reporting of emissions and violations of permitting requirements under certain regulations issued under the Clean Air Act. This suit seeks civil penalties of $25,000 per day, per violation, an injunction to force the defendants to comply with these laws and regulations, and other relief. The defendants have denied the material allegations of the complaint and have sought a ruling from a federal appeals court to the effect that the regulations under which the alleged violations of the Clean Air Act are premised are not applicable to them. While it is premature to completely evaluate these claims, the Corporation believes it has meritorious defenses.

In May 1997, the Corporation and nine other companies were named as defendants in a lawsuit brought by the Attorney General of the State of Florida alleging that the defendants engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of various federal and state laws. Shortly after the filing of this suit, approximately 55 similar suits were filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State has dismissed its claims against the Corporation. The Agreement provides that the Corporation continues to deny that there is any evidence that it engaged in the alleged price-fixing conspiracy. In addition, the Corporation agreed to donate an immaterial amount of real property to the State of Florida. As part of the formation of the joint venture with Chesapeake described in Note 6, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these antitrust cases. The Corporation and Wisconsin Tissue have denied that they have engaged in any of the illegal conduct alleged in these cases and intend to defend themselves vigorously.

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

15

12

OPERATING SEGMENT INFORMATION. The Corporation has six reportable operating segments: building products, building products distribution, timber, containerboard and packaging, pulp and paper, and paper distribution. The following represents selected operating data for each reportable segment for the three months ended April 1, 2000 and April 3, 1999.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	First Quarter 2000		First Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other	$ 944 1,145 38 628 934 1,731 1	17% 21 1 12 17 32 -	$ 890 1,098 55 523 842 - 1
26%
32
2

25
-
-

------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 5,421	100%	$ 3,409	100%
====================================================================================
INTERSEGMENT SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other*	$ 544 3 64 19 12 28 (670)		$ 550 2 86 14 6 - (658)
------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
====================================================================================
TOTAL NET SALES Building products Building productions distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other*	$ 1,488 1,148 102 647 946 1,759 (669)	27% 21 2 12 18 32 (12)	$ 1,440 1,100 141 537 848 - (657)	42% 32 4 16 25 - (19)
------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 5,421	100%	$ 3,409	100%
====================================================================================

*Includes elimination of intersegment sales


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	First Quarter 2000		First Quarter 1999
------------------------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFITS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other	$ 191 14 75 131 129 38 (56)	37% 3 14 25 25 7 (11)	$ 248 18 96 35 13 - (53)	69% 5 27 10 4 - (15)
------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	522 (145) (143)	100% ===	357 (111) (100)	100% ===
------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 234		$ 146
====================================================================================

13.

SELECTED FINANCIAL DATA. The following combined financial information includes the accounts of Georgia-Pacific Group. All significant intragroup balances and transactions are eliminated in combination. Transactions with The Timber Company are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
First Quarter --------------------------------------
(In millions, except per share amounts)	2000	1999
--------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,383	$ 3,354
--------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation, amortization and cost of timber harvested shown below The Timber Company Third parties	19 4,016	20 2,485
--------------------------------------------------------------------------------------------------------------------------------------------
Total cost of sales Selling and distribution Depreciation, amortization and cost of timber harvested The Timber Company Third parties	4,035 364 45 258	2,505 131 66 225
--------------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and cost of timber harvested General and administrative Interest	303 234 135	291 166 93
--------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,071	3,186
--------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	312 118	168 69
--------------------------------------------------------------------------------------------------------------------------------------------

Net income	$ 194	$ 99
=================================================================================
Basic per common share: Net income Diluted per common share: Net income	$ 1.13 $ 1.11	$ 0.57 $ 0.56
=================================================================================
Average number of shares outstanding: Basic Diluted	171.8 174.8	172.6 175.4
=================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions)	2000	1999
--------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
      Net income
         Adjustments to reconcile net income to cash
            provided by operations:
            Depreciation and amortization
            Cost of timber harvested - The Timber Company
            Cost of timber harvested - Third Parties
            Change in working capital
            Change in other assets and other long-term liabilities
            Other

	$ 194 219 45 39 (173) (53) (29)	$ 99 197 66 28 (112) (2) (9)
--------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	242	267
--------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
      Property, plant and equipment investments
      Timber purchases from The Timber Company
      Timber contract purchases from third parties
      Acquisitions
      Proceeds from sales of assets
      Other

	(181) (45) (46) (1) 38 (1)	(107) (61) (19) (38) 2 13
--------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(236)	(210)
--------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Additions to debt Common stock repurchased Cash dividends paid Other	65 (50) (21) (6)	14 (83) (21) 33
--------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(12)	(57)
--------------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash Balance at beginning of period	(6) 25	- 5
--------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 19	$ 5
=================================================================================


COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
(In millions)	April 1, 2000	January 1, 2000
-------------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets Cash Receivables, less allowances of $28 and $25, respectively Inventories Deferred income tax assets Other current assets	$ 19 2,506 2,024 139 78	$ 25 2,296 2,007 139 69
-------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,766	4,536
-------------------------------------------------------------------------------------------------------------------------------------------
Timber contracts	72	66
-------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, building, machinery and equipment, at cost Accumulated depreciation	15,915 (8,893)	15,816 (8,756)
-------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	7,022	7,060
-------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,676	2,697
-------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,105	1,021
-------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 15,641	$ 15,380
=================================================================================


COMBINED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation--Georgia-Pacific Group
(In millions)	April 1, 2000	January 1, 2000
-------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Accrued compensation Other current liabilities	$ 2,133 890 247 670	$ 2,071 886 327 537
-------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,940	3,821
-------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	3,986	3,983
-------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
-------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,823	1,803
-------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,154	1,160
-------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11) Shareholders' equity	3,875	3,750
-------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 15,641	$ 15,380
=================================================================================

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions)	2000	1999
-------------------------------------------------------------------------------------------------------------------------------------------
Net income Other comprehensive income (loss) before tax: Foreign currency translation adjustments Income tax expense related to items of other comprehensive income	$ 194 (1) -	$ 99 6 (2)
-------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ 193	$ 103
=================================================================================


The following combined financial information includes the accounts of The Timber Company. All significant intracompany balances and transactions are eliminated in combination. Transactions with the Georgia-Pacific Group are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company
	First Quarter --------------------------------------
(In millions, except per share amounts)	2000	1999
-------------------------------------------------------------------------------------------------------------------------------------------
Net sales Timber-Georgia-Pacific Group Timber-third parties Delivered Stumpage Other	$ 64 8 28 2	$ 86 13 40 2
-------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	102	141
-------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and depletion Depreciation and depletion General and administrative Interest	11 7 9 10	24 11 10 18
---------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	37	63
---------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	65 25	78 31
---------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 40	$ 47
==================================================================================
Basic and diluted per share: Net income	$ 0.49	$ 0.54
==================================================================================
Average number of shares outstanding: Basic Diluted	82.3 82.5	86.4 86.6
==================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--The Timber Company
	First Quarter --------------------------------------
(In millions)	2000	1999
-------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operations
      Net income
      Adjustments to reconcile net income to cash
         provided by operations:
         Depreciation and depletion
         Deferred income taxes
         Gain on sales of assets
         Change in other assets and other liabilities

	$ 40 7 2 (10) 22	$ 47 11 1 (4) (3)
-------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	61	52
-------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Proceeds from sales of assets Other	(1) (13) 4 (6)	- (8) - -
-------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(16)	(8)
-------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Share repurchases Proceeds from option plan exercises (Repayments of) additions to long-term debt Cash dividends paid	(21) - (3) (21)	(31) 3 6 (22)
-------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(45)	(44)
-------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	- -	- -
-------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ -	$ -
=================================================================================


COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--The Timber Company
(In millions)	April 1, 2000	January 1, 2000
-------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Timber and timberlands Timberlands Fee timber Reforestation Other	$ 318 520 270 31	$ 318 523 259 27
-------------------------------------------------------------------------------------------------------------------------------------------
Total timber and timberlands	1,139	1,127
-------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation of $45 and $44, respectively	18	19
-------------------------------------------------------------------------------------------------------------------------------------------
Note receivable	350	350
-------------------------------------------------------------------------------------------------------------------------------------------
Other assets	13	25
-------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 1,520	$ 1,521
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$ 967	$ 970
-------------------------------------------------------------------------------------------------------------------------------------------
Other liabilities	55	50
-------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	378	376
-------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities	1,400	1,396
-------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11) Shareholders' equity	120	125
-------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 1,520	$ 1,521
=================================================================================

COMPREHENSIVE INCOME. The Timber Company's total comprehensive income for the first quarter of 2000 and 1999 was $40 million and $47 million, respectively. Other comprehensive income was insignificant for The Timber Company during each of the first quarters of 2000 and 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

The Corporation reported consolidated net sales of approximately $5.4 billion for the first quarter of 2000 and $3.4 billion for the first quarter of 1999. Included in 2000 are $1.8 billion and $99 million of net sales, respectively, from the recently acquired Unisource operations and the former Wisconsin Tissue operations that are now in the Georgia-Pacific Tissue joint venture.

Interest expense increased $34 million to $145 million in the first quarter of 2000 compared with $111 million in the first quarter of 1999, principally as a result of higher debt levels.

The Corporation reported pretax income of $377 million and an income tax provision of $143 million for the first quarter of 2000, compared with pretax income of $246 million and income tax provision of $100 million for the first quarter of 1999. The effective tax rate used to calculate the provision for income taxes was 38% in 2000 and 41% in 1999. The reduction in the 2000 effective income tax rate resulted principally from increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 12 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $1,488 million for the first quarter of 2000 compared with $1,440 million in 1999. Operating profits were $191 million in 2000 compared with $248 million in 1999. Return on sales was 13 percent and 17 percent for the three months ended April 1, 2000 and April 3, 1999, respectively. The decreased quarter-over-quarter operating profits resulted principally from an 8% decrease in plywood average selling prices, 6% lower average selling prices for softwood lumber and lower selling prices for chemicals, combined with 23% lower sales volume for gypsum and higher log costs. These reductions to operating profits were offset somewhat by 20%, 18% and 11% higher average selling prices for oriented strand board, gypsum and particle board, respectively. The Corporation expects continued softening in building products markets and lower levels of housing starts to reduce operating results for the building products segment for the remainder of 2000 when compared to 1999.

BUILDING PRODUCTS DISTRIBUTION
The Corporation's building products distribution segment reported net sales of $1,148 million for the first quarter of 2000 compared with $1,100 million in 1999. Operating profits for the distribution segment were $14 million in the first quarter of 2000 compared with $18 million in the first quarter of 1999. The decline in the distribution segment operating profits is due primarily to lower margins in commodity and lumber products offset slightly by higher margins in specialty products. The Corporation expects slightly improved operating results for the building products distribution segment for the remainder of 2000 when compared to 1999, related primarily to increased market share, despite an expected softening of building products markets and lower levels of housing starts.

TIMBER
In the first quarter of 2000 and 1999, the timber segment reported net sales of approximately $102 million and $141 million, respectively, and operating profits of $75 million and $96 million, respectively. The decrease in sales and operating profits was due primarily to lower harvest volumes resulting from a smaller land base following the sale of more than one million acres of timberlands in California, Maine and New Brunswick, Canada in 1999, and unseasonably dry weather which also reduced demand. The reduction in harvest volume was offset somewhat by a 3% increase in weighted average selling prices in 2000 and lower general and administrative costs. The Corporation expects demand for the timber segment's sawtimber to remain steady and pulpwood demand to increase as paper markets improve.


CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $647 million and operating profits of $131 million in the first quarter of 2000, compared with net sales of $537 million and operating profits of $35 million in the first quarter of 1999. During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24 million. Excluding this gain on asset sales, return on sales increased to 17% in 2000 compared to 7% in 1999. The increase in year-over-year operating profit was due primarily to 40% higher average selling prices for containerboard and 15% higher average selling prices for packaging products in the first quarter of 2000 compared to the prior year's first quarter, offset somewhat by higher waste fiber costs. During the first quarter of 2000 and 1999, the Corporation incurred market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 88,000 tons and 12,000 tons, respectively. The Corporation expects to experience continued operating profit improvement in the containerboard and packaging segment as prices are expected to increase during the second quarter and then remain steady throughout the remainder of the year. This expected increase in prices will be offset slightly by an expected increase in packaging costs.

PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $946 million and operating profits of $129 million in the 2000 first quarter. For the same period in 1999, the segment reported net sales of $848 million and operating profits of $13 million. Return on sales increased to 14% compared with 2% for the same period a year ago. The primary components of the increase in 2000 operating profits were 34% higher average pulp selling prices; 16% higher average communication papers selling prices; 19% higher average bleached board selling prices, increased tissue sales volume and decreased bleached board costs.

The segment's tissue business reported net sales of $371 million and operating profits of $37 million in the first quarter of 2000 which included net sales and operating profits of $99 million and $10 million, respectively, from the Wisconsin Tissue operations. Average selling prices in the first quarter of 2000 for tissue were approximately 6% below average selling prices in 1999. This decrease was offset by a 47% increase in tissue sales volume due to the combination of Wisconsin Tissue's operations with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. In the first quarter of 1999, net sales and operating profits of the Corporation's tissue business were $264 million and $42 million, respectively. Excluding the results of the Wisconsin Tissue operations in the first quarter of 2000, operating profits from the segment's tissue business decreased by $15 million related primarily to lower selling prices.

The Corporation expects selling prices for its pulp, bleached board, communication papers and tissue to increase during 2000, offset slightly by increases in pulpwood costs.

PAPER DISTRIBUTION
The Corporation's paper distribution segment, which represents the operating results of Unisource, reported net sales of $1,759 million and operating profits of $38 million in the first quarter of 2000. The Corporation acquired Unisource at the end of the second quarter of 1999.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $3 million to a loss of $56 million in 2000 from a loss of $53 million in the 1999 first quarter. This increase was primarily a result of nonrecurring insurance proceeds received during the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $258 million for the three months ended April 1, 2000 consistent with $258 million a year ago. Higher working capital levels and an increase in other assets offset higher operating profits resulting from very strong demand and improved prices for pulp and paper products.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended April 1, 2000 were $182 million, which included $42 million in the building products segment, $1 million in the building products distribution segment, $19 million in the containerboard and packaging segment, $74 million in the pulp and paper segment, $7 million in the paper distribution segment and $38 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $900 million in 2000, excluding the cost of any acquisitions.

During the first quarter of 2000, the Corporation received $42 million of proceeds from the sale of assets relating primarily to the sale of certain containerboard and packaging assets, compared with $2 million in the same quarter of 1999.

FINANCING ACTIVITIES. The Corporation's total debt increased by $62 million to $7.09 billion at April 1, 2000 from $7.02 billion at January 1, 2000. At April 1, 2000 and January 1, 2000, $6.12 billion and $6.05 billion, respectively, of such total debt was Georgia-Pacific Group's debt and $967 million and $970 million, respectively, was The Timber Company's debt.

At April 1, 2000, the Corporation's weighted average interest rate on its total debt, excluding the senior deferrable notes, was 7.2% including the accounts receivable sale program and outstanding interest rate exchange agreements. At April 1, 2000, these interest rate exchange agreements effectively converted $608 million of floating rate obligations with a weighted average interest rate of 6.2% to fixed rate obligations with an average effective interest rate of 6.4%. These agreements have a weighted average maturity of approximately 2.4 years.

On April 4, 2000, approximately $10 million of taxable industrial revenue bonds, due July 1, 2029, were replaced by $10 million fixed rate industrial revenue bonds issued on April 1, 2000.

The Corporation has extended its $750 million accounts receivable secured borrowing program through October 2000. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in May 2001 and the Canadian agreement expires in May 2004. At April 1, 2000, approximately $948 million was outstanding under the Corporation's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

The Corporation has a $2.0 billion unsecured revolving credit facility, which is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of April 1, 2000, $1,054 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

As of April 1, 2000, the Corporation's total floating rate debt, including the accounts receivable sale program, exceeded related interest rate exchange agreements by $2.0 billion.

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors. The Corporation hedges interest rate exposure through the use of swaps and options, and hedges foreign exchange exposure through the use of forward contracts. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. The Corporation does not utilize derivatives for speculative purposes. Derivative instruments are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.


The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of April 1, 2000. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.
(In millions) ---------------	2000 -------	2001 -------	2002 -------	2003 -------

Debt
Commercial paper and other short-term notes
      Average interest rates
Notes and debentures
      Average interest rates
Revenue bonds
      Average interest rates
Capital lease
      Average interest rates
Other loans
      Average interest rates
Senior deferrable notes
      Average interest rates
Notional principal amount of interest rate exchange agreements
      Average interest rate paid (fixed)
      Average interest rate received (variable)

	- - - - $ 34 4.8% $ 2 10.1% - - - - $ 177 7.7% 6.2%	- - - - $ 6 4.1% $ 2 10.0% - - - - - - -	- - $ 300 10.0% $ 73 4.0% $ 1 10.1% - - $ 863 7.2% $ 131 6.0% 6.0%	- - $ 300 6.2% - - $ 1 10.2% $ 13 6.7% - - $ 300 5.9% 6.4%

(In millions) ---------------	2004 -------	Thereafter -------------	Total -------	Fair value April 1, 2000 ---------------

Debt
Commercial paper and other short-term notes
      Average interest rates
Notes and debentures
      Average interest rates
Revenue bonds
      Average interest rates
Capital leases
      Average interest rates
Other loans
      Average interest rates
Senior deferrable notes
      Average interest rates
Notional principal amount of interest rate exchange agreements
      Average interest rate paid (fixed)
      Average interest rate received (variable)

	- - - - $ 33 4.1% $ 1 10.2% - - - - - - -	$ 2,158 6.5% $ 3,382 8.4% $ 517 5.5% $ 7 10.3% - - - - - - -	$ 2,158 6.5% $ 3,982 8.4% $ 663 5.2% $ 14 10.1% $ 13 6.7% $ 863 7.2% $ 608 6.4% 6.2%	$ 2,158 6.5% $ 3,959 8.4% $ 544 5.2% $ 15 7.9% $ 14 7.8% $ 861 7.8% $ 4 6.4% 6.2%

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable sale program as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2004. The fair value of interest rate exchange agreements exclude amounts used to determine the fair value of related notes and debentures.


The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at April 1, 2000.

In conjunction with the sale of 194,000 acres of the Corporation's California timberlands in December 1999, the Corporation received notes from the purchaser with an estimated fair value of approximately $350 million. The Corporation may monetize these notes in the second quarter of 2000. If such notes are monetized, proceeds may be used to reduce debt levels and to repurchase The Timber Company common stock.

During the first quarter of 2000, the Corporation purchased on the open market approximately 1,414,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $50 million ($35.48 average per share), all of which were held as treasury stock at April 1, 2000. In February 2000 the Board of Directors approved the Corporation's purchase of up to $100 million of Georgia-Pacific Group's common shares in each of February, March and April 2000 despite the Corporation and Georgia-Pacific Group being above target debt levels, since the Corporation expects its cash flows during the next quarter to reduce debt levels below targeted levels. During the first quarter of 2000, the Corporation purchased on the open market approximately 1,075,000 shares of The Timber Company common stock at an aggregate price of approximately $25 million ($22.77 average per share). Of these repurchased shares, approximately 899,000 shares of The Timber Company common stock were held as treasury stock and 176,000 shares were purchased during the first quarter of 2000 and settled after April 1, 2000.

From December 1997 through April 1, 2000, the Corporation purchased on the open market approximately 23,754,000 shares of the Georgia-Pacific Group stock at an aggregate price of approximately $756 million ($31.83 average per share) and approximately 12,128,000 shares of The Timber Company stock at an aggregate price of approximately $277 million ($22.84 average per share).

During the first quarter of 2000 and 1999, the Corporation paid $42 million and $43 million, respectively, in dividends.

In 2000, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER. The Corporation employs approximately 59,800 people, approximately 27,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Forty-nine union contracts are subject to negotiation and renewal in 2000, including five at large paper facilities. Nine of these contracts were renewed during the first quarter of 2000.

In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Corporation will be required to adopt SFAS No. 133 in 2001. Management is evaluating the effect of this statement on the Corporation's derivative instruments: primarily interest rate swaps, foreign currency forward contracts and long-term purchase commitments. The impact of such adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the industry's production continuing to exceed demand for pulp and paper products, necessitating market-related downtime by the Corporation; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; variations in the level of housing starts and home remodeling in the United States; fluctuations in interest rates and currency exchange rates; the effect of general global economic conditions on the demand for timber; the effect of any material changes in the available supply and cost of timber and wood fiber, including the levels of harvests from public lands, and the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; and other risks, uncertainties and assumptions discussed in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and the Corporation's Form 8-K dated October 17, 1996.

For a discussion of commitments and contingencies refer to Note 11 of the Notes to Consolidated Financial Statements.


PART II - OTHER INFORMATION
---------------------------
GEORGIA-PACIFIC CORPORATION
April 1, 2000
Item 1.	Legal Proceedings

The information contained in Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

The Grand Rapids gypsum plants have received several Letters (notices) of Violation from the Michigan Department of Environmental Quality (DEQ) alleging violations of various state air requirements. The Corporation has equitable and/or legal defenses for these claims and expects to contest these allegations vigorously. A proposed settlement has been noticed for public comment. The Corporation would be required to pay a $49,768 fine among other things under this consent order.

The Corporation discovered and disclosed to the Louisiana Department of Environmental Quality some lapses in appropriate air permitting for modifications made over ten years ago at the Port Hudson pulp and paper mill. Negotiations with the state on how to resolve the issue have resulted in a settlement agreement being proposed for public comment.

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
		Exhibit 27.	Financial Data Schedule.
	(b)	The Corporation filed Current Reports on Form 8-K dated March 23, 2000 and April 19, 2000, in which it reported under Item 5 - "Other Events."


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2000	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff Danny W. Huff, Executive Vice President -Finance and Chief Financial Officer

by /s/James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)


GEORGIA-PACIFIC CORPORATION
---------------------------

INDEX TO EXHIBITS
FILED WITH THE QUARTERLY REPORT
ON FORM 10-Q FOR THE
QUARTER ENDED April 1, 2000
Number	Description
------	-----------
27.	Financial Data Schedule. (1)

-------------------------------

(1) Filed by EDGAR