Form 10-Q
period 2000-07-01
GEORGIA PACIFIC CORP
filed 2000-08-10
CIK 41077

[TYPE] SECURITIES AND EXCHANGE COMMISSION
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1, 2000

or

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
Yes X No
As of the close of business on July 31, 2000, Georgia-Pacific Corporation had 170,564,000 shares of Georgia-Pacific Group Common Stock outstanding and 79,934,000 shares of The Timber Company Common Stock outstanding.
PART I - FINANCIAL INFORMATION ------------------------------------------
Item 1. Financial Statements CONSOLIDATED STATEMENTS OF INCOME (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
(In millions, except per share amounts)	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,491	$ 3,850	$ 10,912	$ 7,259
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales, excluding depreciation and
      cost of timber harvested shown below
    Selling and distribution
    Depreciation, depletion, amortization and cost
      of timber harvested
    General and administrative
    Interest
Other income	4,094 366 261 245 146 -	2,755 137 239 181 106 (84)	8,121 734 526 484 291 -	5,264 268 475 357 217 (84)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,112	3,334	10,156	6,497
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	379 139	516 205	756 282	762 305
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 240	$ 311	$ 474	$ 457
=================================================================================================
Georgia-Pacific Group: Net income Basic net income per common share Diluted net income per common share	$ 206 $ 1.21 $ 1.20	$ 212 $ 1.23 $ 1.20	$ 400 $ 2.34 $ 2.30	$ 311 $ 1.81 $ 1.76
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	170.6 172.4	171.8 176.4	171.2 173.6	172.2 176.3
=================================================================================================
The Timber Company: Net Income Basic net income per common share Diluted net income per common share	$ 34 $ 0.42 $ 0.42	$ 99 $ 1.17 $ 1.16	$ 74 $ 0.91 $ 0.91	$ 146 $ 1.71 $ 1.70
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	80.5 80.9	84.6 85.3	81.4 81.7	85.5 85.9
=================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 2>
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
	Six Months Ended ----------------------------------------
(In millions)	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided
  by operations:
     Depreciation, depletion and amortization
     Deferred income taxes
     Gain on disposal of assets, net
     Change in working capital
Other	$ 474 449 (2) (47) (234) (20)	$ 457 414 (1) (10) (320) (6)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	620	534
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Proceeds from sales of assets Other	(407) (124) (2) 55 (13)	(250) (73) (818) 46 25
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(491)	(1,070)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Net increase in short-term debt
Stock repurchases
Cash dividends paid
Proceeds from option plan exercises
Fees paid to issue debt	(34) 10 118 (141) (84) 7 -	(72) 68 856 (299) (86) 113 (2)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(124)	578
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	5 25	42 5
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 30	$ 47
=================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 3>
CONSOLIDATED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	July 1, 2000	January 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $28 and $25, respectively Inventories Deferred income tax assets Other current assets	$ 30 2,469 2,072 128 66	$ 25 2,298 2,010 139 87
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,765	4,559
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands, net	1,238	1,189
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	16,137 (9,090)	15,879 (8,800)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	7,047	7,079
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,636	2,697
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,510	1,373
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 17,196	$ 16,897
=================================================================================================
<PAGE 4>
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	July 1, 2000	January 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Bank overdrafts, net Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 328 2,154 24 895 292 553	$ 297 2,067 39 891 334 563
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,246	4,191
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	4,612	4,621
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,813	1,811
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,534	1,536
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
   Common stock
     Georgia-Pacific Group, par value $.80; 400,000,000
        shares authorized; 192,251,000 and 191,983,000
        shares issued
     The Timber Company, par value $.80; 250,000,000
        shares authorized; 94,003,000 and 93,904,000
        shares issued
     Treasury stock, at cost
        21,501,000 and 19,776,000 shares of Georgia-Pacific
        Group common stock and 14,387,000 and 11,053,000
        shares of The Timber Company common stock
   Additional paid-in capital
   Retained earnings
   Long-term incentive plan deferred compensation
Accumulated other comprehensive income	155 (1,021) 1,521 3,514 (5) (36)	155 (880) 1,510 3,124 (2) (32)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	4,128	3,875
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 17,196	$ 16,897
=================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.
<PAGE 5>
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
(In millions)	July 1, 2000	July 3, 1999	July 1, 2000	June 30, 1998
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income Other comprehensive income (loss) before tax: Foreign currency translation adjustments Income tax (expense) benefit related to items of other comprehensive income	$ 240 (6) 3	$ 311 4 (2)	$ 474 (11) 7	$ 457 10 (4)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ 237	$ 313	$ 470	$ 463
=================================================================================================
The accompanying notes are an integral part of these financial statements.
<PAGE 6>
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) GEORGIA-PACIFIC CORPORATION July 1, 2000
1.	PRINCIPLES OF PRESENTATION. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the fiscal year ended January 1, 2000.

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses. The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company", respectively. The Georgia-Pacific Group's and The Timber Company's combined financial information is presented in Note 14.
2.	OTHER INCOME. During the second quarter of 1999, The Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after tax).
3.	PROVISION FOR INCOME TAXES. The effective tax rate was 37 percent for both the three and six months ended July 1, 2000. The effective tax rate was 40 percent for both the three and six months ended July 3, 1999. The reduction in the 2000 effective income tax rate resulted principally from increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.
4.	EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units") (see Note 9). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.
<PAGE 7>
The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 2000 and 1999.
	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
(In millions, except per share amounts)	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Group
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to Shareholders (numerator): Net Income	$ 206	$ 212	$ 400	$ 311
=================================================================================================
Shares (denominator): Average shares outstanding Dilutive securities: Options Employee stock purchase plans	170.6 1.8 -	171.8 4.1 0.5	171.2 2.4 -	172.2 3.6 0.5
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	172.4	176.4	173.6	176.3
=================================================================================================
Basic per share amounts: Net income Diluted per share amounts: Net income	$ 1.21 $ 1.20	$ 1.23 $ 1.20	$ 2.34 $ 2.30	$ 1.81 $ 1.76
=================================================================================================

The Timber Company
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to Shareholders (numerator): Net Income	$ 34	$ 99	$ 74	$ 146
=================================================================================================
Shares (denominator): Average shares outstanding Dilutive securities: Options Employee stock purchase plans	80.5 0.4 -	84.6 0.6 0.1	81.4 0.3 -	85.5 0.4 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	80.9	85.3	81.7	85.9
=================================================================================================
Basic per share amounts: Net income Diluted per share amounts: Net income	$ 0.42 $ 0.42	$ 1.17 $ 1.16	$ 0.91 $ 0.91	$ 1.71 $ 1.70
=================================================================================================
<PAGE 8>
5.	SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in any period.
Six Months Ended -----------------------------------------------
(In millions)	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest costs Interest capitalized	$ 296 (5)	$ 219 (2)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Interest Expense	$ 291	$ 217
=================================================================================================
Interest paid	$ 316	$ 232
=================================================================================================
Income taxes paid, net	$ 222	$ 255
=================================================================================================
Debt assumed in acquisition	$ -	$ 785
=================================================================================================
6.	INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:
(In millions)	July 1, 2000	January 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 421 1,459 346 (154)	$ 453 1,367 344 (154)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,072	$ 2,010
=================================================================================================
7.	DIVESTITURES AND ACQUISITIONS. During the first six months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.9 million ($15.6 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

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

<PAGE 9>

At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource Worldwide, Inc. ("Unisource"), the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then-outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through July 1, 2000, the Corporation has paid approximately $831 million for all Unisource shares, $2 million of which was paid during the first six months of 2000. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The allocation of the purchase price of the acquisition is summarized as follows:

In millions
=================================================================================================
Current assets Property, plant and equipment Other noncurrent assets Goodwill Liabilities	$ 1,207 225 27 747 (1,375)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net cash paid for Unisource	$ 831
=================================================================================================
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
<PAGE 10>
	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
(In millions, except per share amounts)	July 1, 2000 Actual ---------------	July 3, 1999 Pro forma ---------------	July 1, 2000 Actual ---------------	July 3, 1999 Pro forma ---------------
Georgia-Pacific Corporation: Net sales Net income Georgia-Pacific Group data: Net sales Net income Basic earnings per share Diluted earnings per share	$ 5,491 240 5,451 206 1.21 1.20	$ 5,355 309 5,312 210 1.22 1.19	$ 10,912 474 10,834 400 2.34 2.30	$ 10,281 450 10,183 304 1.76 1.72
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
The Timber Company's results of operations are not impacted by the Unisource transaction.

The pro forma financial data for the six months ended July 3, 1999 includes nonrecurring restructuring charges of $4 million ($2 million after taxes) recorded by Unisource.

In connection with the acquisition of Unisource, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. The balance of these restructuring reserves at July 1, 2000 was $26 million. During the first half of 2000, approximately 330 employees were terminated as part of this program. In conjunction with the finalization of management's plans to consolidate or close distribution centers, $24 million of excess reserves established in 1999 as part of the preliminary allocation of Unisource purchase price were reversed with a corresponding reduction made to goodwill. The following table provides a rollforward of the reserve for restructuring from January 1, 2000 through July 1, 2000:
Type of Cost In millions	Balance January 1, 2000	Additions	Usage	Reversal of Excess Reserves	Balance July 1, 2000
=================================================================================================
Employee separation Facility closing costs	$ 43 14	$ 1 4	$ (7) (5)	$ (22) (2)	$ 15 11
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 57	$ 5	$ (12)	$ (24)	$ 26
=================================================================================================
<PAGE 11>
Effective October 3, 1999, the Corporation and Chesapeake Corp. ("Chesapeake") completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined certain parts of their tissue businesses. The Corporation contributed substantially all the assets of its commercial tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, in which it has a 5% equity interest after receipt of an initial cash distribution of approximately $755 million.

The results of the Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired by the joint venture and liabilities assumed by the joint venture. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed by the joint venture is preliminary as of July 1, 2000, and is subject to change pending the finalization of management's plans for manufacturing and distribution activities. The difference between the allocated values and the fair market value of the assets acquired and liabilities assumed by the joint venture was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the values of the Wisconsin Tissue assets acquired by the joint venture is as follows:
In millions
=================================================================================================
Current assets Property, plant and equipment Goodwill Liabilities	$ 99 633 288 (265)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net cash distribution to Wisconsin Tissue	$ 755
=================================================================================================
The Corporation has completed an organizational restructuring of the sales, marketing, administrative and manufacturing support activities for its tissue business, which resulted in the elimination of approximately 300 salaried and hourly positions. The Corporation reserved approximately $7 million in 1999 for termination and relocation costs of Wisconsin Tissue employees. This $7 million liability was included as part of the purchase price of the Wisconsin Tissue assets. In addition, the Corporation recorded liabilities totaling approximately $2 million for the termination and relocation of employees of the Corporation, which were charged to earnings in 1999. As a result of these programs, approximately 80 employees were terminated and approximately $2 million of the termination and relocation reserve was used in 1999. During the first six months of 2000, approximately 70 more employees were terminated and an additional $3 million of the termination and relocation reserve was used leaving a total reserve of approximately $4 million. The Corporation has not yet finalized its plans for restructuring Georgia-Pacific Tissue's manufacturing and distribution activities. Finalization of these plans may result in additional liabilities recorded as part of the purchase price or charges to earnings.
8.	DEBT. At July 1, 2000, the Corporation's debt was $7.12 billion, $6.09 billion of which was allocated to the Georgia-Pacific Group and $1.03 billion of which was allocated to The Timber Company.

The Corporation has extended its $750 million accounts receivable secured borrowing program through April 2001. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2001 and the Canadian agreement expires in May 2004. At July 1, 2000, approximately $947 million was outstanding under the Corporation's accounts receivable secured borrowing programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes", respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

<PAGE 12>

On April 4, 2000, approximately $10 million of taxable industrial revenue bonds, due July 1, 2029, were replaced by $10 million fixed rate industrial revenue bonds due April 1, 2029.

In July 2000, the Corporation amended its $2 billion unsecured revolving credit facility. Under the amended agreement, $1 billion will terminate in July 2001 and the remaining $1 billion will terminate in 2004. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of July 1, 2000, $793 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of July 1, 2000, the leverage ratio was 2.6 to 1.0.

Also during 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion. In February 2000, the Board of Directors approved a waiver of these debt limits to allow the Georgia-Pacific Group to purchase up to $100 million of its common shares in each of February, March and April 2000 even though its target debt level and the Corporation's exceeded $5.8 and $6.8 billion, respectively.

Also during 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, and $862.5 million of Georgia-Pacific Group stock will be issued upon exercise of the related purchase contracts) (see Note 9). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource. In addition, the Corporation registered $500 million of 7.75% Debentures Due November 15, 2029 under this registration statement in connection with the formation of Georgia-Pacific Tissue.

9.	SENIOR DEFERRABLE NOTES. On July 7, 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit had an issue price of $50 and consists of a contract obligating the holder to purchase shares of Georgia-Pacific Group stock on or prior to August 16, 2002 and a senior deferrable note of the Georgia-Pacific Group due August 16, 2004. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. On August 16, 2002, following a remarketing of the senior deferrable notes, the interest rate will be reset at a rate that will be equal to or greater than 7.15%. The liability related to the PEPS Units is classified as "Senior deferrable notes" on the accompanying balance sheets and is not included in the debt amount for purposes of determining the corporate and Georgia-Pacific Group debt targets. The senior deferrable notes and related interest expense are allocated specifically to the Georgia-Pacific Group.
<PAGE 13>
10.	STOCK SPLIT. On May 4, 1999, the Board of Directors declared a two-for-one split of Georgia-Pacific Group's common stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group common stock for each share of Georgia-Pacific Group on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group's par value of $0.80 remained unchanged. As a result, $76.1 million was reclassified from Additional paid-in capital to Common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.
11.	SHARE REPURCHASES. During the first six months of 2000, Georgia-Pacific Group purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $63 million ($36.14 average per share), all of which were held as treasury stock at July 1, 2000. During the first six months of 2000, The Timber Company purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at July 1, 2000.

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

The Corporation is involved in environmental remediation activities at approximately 167 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 50% are being investigated, approximately 26% are being remediated and approximately 24% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $51 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

<PAGE 14>

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

The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. The amounts it has paid to date to defend and settle these cases have been substantially covered by product liability insurance. The Corporation is currently defending claims of approximately 46,000 such plaintiffs as of July 1, 2000 and anticipates that additional suits will be filed against it over the next several years. The Corporation has insurance available in amounts that it believes are adequate to cover substantially all of the reasonably foreseeable damages and settlement amounts arising out of claims and suits currently pending. The Corporation has further insurance coverage available for the disposition of suits that may be filed against it in the future, but there can be no assurance that the amounts of such insurance will be adequate to cover all future claims. The Corporation has established reserves for liabilities and legal defense costs it believes are probable and reasonably estimable with respect to pending suits and claims, and has also established a receivable for expected insurance recoveries.

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

<PAGE 15>

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
13.	OPERATING SEGMENT INFORMATION. The Corporation has six reportable operating segments: building products, building products distribution, timber, containerboard and packaging, pulp and paper, and paper distribution. The following represents selected operating data for each reportable segment for the three and six months ended July 1, 2000 and July 3, 1999.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries
Three Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	July 1, 2000		July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[1]	$ 973 1,203 41 650 934 1,691 (1)	17% 22 1 12 17 31 -	$ 1,047 1,317 49 572 871 - (6)	27% 34 1 15 23 - -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 5,491	100%	$ 3,850	100%
=================================================================================================
INTERSEGMENT SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[2]	$ 551 1 61 23 286 30 (952)		$ 625 2 89 15 7 - (738)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
=================================================================================================
[1]Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment) and reflected as a reduction to cost of sales on a consolidated basis.
[2]Elimination of intersegment sales.
<PAGE 16>
CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries
Three Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	July 1, 2000		July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other	$ 1,524 1,204 102 673 1,220 1,721 (953)	28% 22 2 12 22 31 (17)	$ 1,672 1,319 138 587 878 - (744)	43% 34 4 15 23 - (19)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 5,491	100%	$ 3,850	100%
=================================================================================================
OPERATING PROFITS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[3]	$ 173 7 68 141 148 41 (53)	33% 1 13 27 28 8 (10)	$ 364 35 180 76 26 - (59)	58% 6 29 12 4 - (9)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	525 (146) (139)	100% ===	622 (106) (205)	100% ===
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 240		$ 311
=================================================================================================
[3]Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.
<PAGE 17>
CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries
Six Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	July 1, 2000		July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[1]	$ 1,917 2,348 79 1,278 1,868 3,422 -	18% 21 1 12 17 31 -	$ 1,937 2,415 104 1,095 1,713 - (5)	27% 33 1 15 24 - -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 10,912	100%	$ 7,259	100%
=================================================================================================
INTERSEGMENT SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[2]	$ 1,095 4 125 42 298 58 (1,622)		$ 1,175 4 175 29 13 - (1,396)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
=================================================================================================
TOTAL NET SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other	$ 3,012 2,352 204 1,320 2,166 3,480 (1,622)	28% 21 2 12 20 32 (15)	$ 3,112 2,419 279 1,124 1,726 - (1,401)	43% 33 4 15 24 - (19)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 10,912	100%	$ 7,259	100%
=================================================================================================
[1]Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment) and reflected as a reduction to cost of sales on a consolidated basis.
[2]Elimination of intersegment sales.
<PAGE 18>
CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries
Six Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	July 1, 2000		July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFITS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[3]	$ 364 21 143 272 277 79 (109)	35% 2 14 26 26 7 (10)	$ 612 53 276 111 39 - (112)	63% 5 28 11 4 - (11)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	1,047 (291) (282)	100% ===	979 (217) (305)	100% ===
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 474		$ 457
=================================================================================================
[3]Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.
<PAGE 19>
14.	SELECTED FINANCIAL DATA.

The following combined financial information includes the accounts of Georgia-Pacific Group. All significant intragroup balances and transactions are eliminated in combination. Transactions with The Timber Company are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited) Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions, except per share amounts)	Three Months Ended -----------------------------		Six Months Ended ------------------------------
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,451	$ 3,807	$ 10,834	$ 7,161
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales excluding depreciation, amortization and cost of timber harvested shown below The Timber Company Third parties	16 4,079	25 2,741	35 8,095	45 5,225
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total cost of sales Selling and distribution Depreciation, amortization and cost of timber harvested The Timber Company Third parties	4,095 366 45 254	2,766 137 64 228	8,130 734 90 512	5,270 268 130 453
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total depreciation, amortization and cost of timber harvested General and administrative Interest	299 234 135	292 170 89	602 464 270	583 337 182
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,129	3,454	10,200	6,640
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	322 116	353 141	634 234	521 210
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 206	$ 212	$ 400	$ 311
=================================================================================================
Basic per common share: Net income Diluted per common share: Net income	$ 1.21 1.20	$ 1.23 1.20	$ 2.34 2.30	$ 1.81 1.76
=================================================================================================
Average number of shares outstanding: Basic Diluted	170.6 172.4	171.8 176.4	171.2 173.6	172.2 176.3
=================================================================================================
<PAGE 20>
COMBINED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Six Months Ended -----------------------------------------------
	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided
  by operations:
    Depreciation and amortization
    Cost of timber harvested - The Timber Company
    Cost of timber harvested - Third Parties
    Change in working capital
    Change in other assets and other long-term liabilities
Other	$ 400 435 90 77 (261) (97) (31)	$ 311 392 130 61 (321) (35) (16)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	613	522
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investment activities
Property, plant and equipment investments
Timber purchases from The Timber Company
Timber contract purchases from third parties
Acquisitions
Proceeds from sales of assets
Other	(406) (91) (87) (2) 49 (7)	(249) (121) (48) (818) 2 25
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(544)	(1,209)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Additions to debt Common stock repurchased Cash dividends paid Fees paid to issue debt Other	37 (63) (43) - 5	872 (206) (43) (2) 105
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(64)	726
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	5 25	39 5
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 30	$ 44
=================================================================================================
<PAGE 21>
COMBINED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	July 1, 2000	January 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $28 and $25, respectively Inventories Deferred income tax assets Other current assets	$ 30 2,465 2,070 128 63	$ 25 2,296 2,007 139 69
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,756	4,536
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Timber contracts	77	66
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, building, machinery and equipment, at cost Accumulated depreciation	16,077 (9,048)	15,816 (8,756)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	7,029	7,060
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,636	2,697
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,157	1,021
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 15,655	$ 15,380
=================================================================================================
<PAGE 22>
COMBINED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	July 1, 2000	January 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Accrued compensation Other current liabilities	$ 2,144 887 288 522	$ 2,071 886 327 537
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,841	3,821
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	3,947	3,983
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,804	1,803
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,154	1,160
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity	4,046	3,750
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 15,655	$ 15,380
=================================================================================================

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income Other comprehensive income (loss) before tax: Foreign currency translation adjustments Income tax (expense) benefit related to items of other comprehensive income	$ 206 (6) 3	$ 212 4 (2)	$ 400 (11) 7	$ 311 10 (4)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ 203	$ 214	$ 396	$ 317
=================================================================================================
<PAGE 23>
The following combined financial information includes the accounts of The Timber Company. All significant intracompany balances and transactions are eliminated in combination. Transactions with the Georgia-Pacific Group are not eliminated.
COMBINED STATEMENTS OF INCOME (Unaudited) Georgia-Pacific Corporation-The Timber Company
(In millions, except per share amounts)	Three Months Ended --------------------------------		Six Months Ended -------------------------------
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales Timber-Georgia-Pacific Group Timber-third parties Delivered Stumpage Other	$ 61 14 25 2	$ 89 13 28 8	$ 125 22 53 4	$ 175 26 68 10
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	102	138	204	279
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and depletion Depreciation and depletion General and administrative Interest Other Income	16 7 11 11 -	20 11 11 17 (84)	27 14 20 21 -	45 22 20 35 (84)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	45	(25)	82	38
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	57 23	163 64	122 48	241 95
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 34	$ 99	$ 74	$ 146
=================================================================================================
Basic per common share: Net income Diluted per common share: Net income	$ 0.42 0.42	$ 1.17 1.16	$ 0.91 0.91	$ 1.71 1.70
=================================================================================================
Average number of shares outstanding: Basic Diluted	80.5 80.9	84.6 85.3	81.4 81.7	85.5 85.9
=================================================================================================
<PAGE 24>
COMBINED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation-The Timber Company
(In millions)	Six Months Ended ----------------------------------------------
	July 1, 2000	July 3, 1999
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided
  by operations:
    Depreciation and depletion
    Other income
    Deferred income taxes
    Gain on disposal of assets, net
Change in other assets and other liabilities	$ 74 14 - 4 (22) 28	$ 146 22 (84) 14 (11) (5)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	98	82
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Proceeds from sales of assets Other	(1) (37) 6 (6)	(1) (25) 95 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(38)	69
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Share repurchases Proceeds from option plan exercises Additions to (repayments of) long-term debt Cash dividends paid	(78) 2 57 (41)	(93) 8 (20) (43)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(60)	(148)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	- -	3 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ -	$ 3
=================================================================================================
<PAGE 25>
COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation-The Timber Company
(In millions)	July 1, 2000	January 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Timber and timberlands Timberlands Fee timber Reforestation Other	$ 318 517 280 51	$ 318 523 259 27
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total timber and timberlands	1,166	1,127
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation of $42 and $44, respectively	18	19
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Note receivable	351	350
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	11	25
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 1,546	$ 1,521
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$ 1,027	$ 970
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other liabilities	57	50
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	380	376
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities	1,464	1,396
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity	82	125
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 1,546	$ 1,521
=================================================================================================
COMPREHENSIVE INCOME. The Timber Company's total comprehensive income was $34 million and $74 million respectively, for the three and six months ended July 1, 2000 and was $99 million and $146 million, respectively, for the three months and six months ended July 3, 1999. Other comprehensive income was insignificant for The Timber Company during each of the three and six months ended July 1, 2000 and July 3, 1999.
<PAGE 26>
15.	SUBSEQUENT EVENTS. On July 16, 2000, the Corporation signed a definitive agreement to acquire all outstanding shares of Fort James Corporation ("Fort James"). Under the terms of this agreement, the Corporation will acquire all outstanding shares of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The transaction, which includes the assumption of approximately $3.5 billion of Fort James net debt, is valued at approximately $11 billion. The transaction is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions. This business combination, which is expected to close in the fourth quarter of 2000, will be accounted for using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek Timber Company ("Plum Creek"). Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption of $1.0 billion of The Timber Company debt, is valued at approximately $4 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, and receipt of a ruling from the Internal Revenue Service that the transaction is tax-free to the Corporation and Plum Creek and to the shareholders of The Timber Company. The transaction is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved. Closing is expected by the end of the first quarter of 2001.
<PAGE 27>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999
The Corporation reported consolidated net sales of approximately $5.5 billion for the second quarter of 2000 and $3.9 billion for the second quarter of 1999. Net income for the 2000 second quarter was $240 million compared with $311 million in 1999. Included in the second quarter of 2000 are $1.7 billion and $97 million of net sales from the recently acquired Unisource operations and Wisconsin Tissue operations, respectively.

Interest expense increased $40 million to $146 million in the second quarter of 2000, compared with $106 million in the second quarter of 1999, principally as a result of higher debt levels and interest rates.

The effective tax rate was 37 percent for the three months ended July 1, 2000 and 40 percent for the three months ended July 3, 1999. The reduction in the 2000 effective income tax rate resulted principally from increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 13 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $1,524 million for the second quarter of 2000 compared with $1,672 million in 1999. Operating profits were $173 million in 2000 compared with $364 million in 1999. Return on sales was 11 percent and 22 percent for the three months ended July 1, 2000 and July 3, 1999, respectively. The decrease in quarter-over-quarter profits resulted principally from a 15 percent decrease in plywood and treated lumber prices, a 9 percent decrease in softwood lumber average selling prices, 12 percent lower average selling prices in oriented strand board, combined with 20 percent lower sales volume for gypsum and higher log costs. These reductions to operating profits were offset slightly by a 9 percent increase in average selling prices for particleboard. Higher interest rates, lower housing starts and a weaker U.S. economy have resulted in lower prices and volumes for most of the Corporation's building products. The Corporation expects continued weakness and somewhat lower pricing in its building products segment for the remainder of 2000.

BUILDING PRODUCTS DISTRIBUTION
The Corporation's building products distribution segment reported net sales of $1,204 million for the second quarter of 2000 compared with $1,319 million in 1999. Operating profits were $7 million in the second quarter of 2000 compared with $35 million in the second quarter of 1999. The decrease in 2000 profits reflects lower commodity and specialty products margins as a result of lower prices for building products generally. The Corporation expects weaker building products markets to reduce 2000 operating profits of the building products distribution segment below 1999 levels.

TIMBER
The timber segment reported net sales of approximately $102 million and $138 million for the second quarter of 2000 and 1999, respectively. Operating profits were $68 million for the second quarter of 2000 compared to profits of $180 million for the same period in 1999. 1999 profits included a one-time, pre tax gain of $84 million from the sale of timberlands in Maine and New Brunswick. Excluding this pre-tax gain, operating earnings decreased $28 million. The decrease in sales and operating profits was due primarily to lower harvest volumes resulting from a smaller land base following the 1999 sale of more than one million acres of timberlands in California, Maine, and New Brunswick, and unseasonably dry weather in the southern United States which resulted in lower softwood sawtimber and pulpwood selling prices. The Corporation expects log sales volumes to increase and pricing to remain stable during the second half of 2000.

<PAGE 28>

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $673 million and operating profits of $141 million in the second quarter of 2000, compared with net sales of $587 million and operating profits of $76 million in the second quarter of 1999. Return on sales was 21 percent and 13 percent in the second quarter of 2000 and 1999, respectively. The increase in operating profit was due primarily to increased average selling prices for medium and linerboard of 47 percent and 26 percent, respectively, over year ago prices. These price increases were offset somewhat by higher waste fiber costs. During the second quarter of 2000 the Corporation incurred market-related paper machine slowback or downtime at its containerboard mills, resulting in a reduction in containerboard production of approximately 66,000 tons. There was no market-related downtime during the second quarter of 1999. During the second half of 2000, the Corporation expects pricing for the containerboard and packaging segments to remain steady and will market-related downtime or slowbacks as necessary to avoid excessive inventory build ups.

PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $1,220 million and operating profits of $148 million in the 2000 second quarter. For the same period in 1999, the segment reported net sales of $878 million and operating profits of $26 million. Return on sales increased to 12 percent compared with 3 percent for the same period a year ago. The primary components of the increase in 2000 operating profits were 43 percent higher average pulp selling prices; 18 percent higher average bleached board selling prices; 16 percent higher average communication papers selling prices; and increased tissue sales volume.

The segment's tissue business reported net sales of $361 million and operating profits of $38 million in the second quarter of 2000, which included net sales and operating profits of $97 million and $7 million, respectively from the Wisconsin Tissue operations. During the second quarter of 2000, tissue sales volume increased 28 percent and average selling prices increased 4 percent over the same period in 1999. The increase in volume was due primarily to the combination of Wisconsin Tissue's operations with the Corporation's commercial tissue business beginning on October 3, 1999 when the Georgia-Pacific Tissue joint venture was formed. In the second quarter of 1999, net sales and operating profits of the Corporation's tissue business were $262 million and $34 million, respectively.

The Corporation expects selling prices for pulp and bleached board to remain at approximately present levels throughout the remainder of 2000. Prices for communication papers and tissue may increase somewhat in the second half of the year.

PAPER DISTRIBUTION
The Corporation's paper distribution segment, which represents the operating results of Unisource, reported net sales of $1,721 million and operating profits of $41 million in the second quarter of 2000. The Corporation acquired Unisource at the end of the second quarter of 1999.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $6 million to a loss of $53 million in 2000 from a loss of $59 million in the 1999 second quarter.

<PAGE 29>

YEAR-TO-DATE 2000 COMPARED WITH YEAR-TO-DATE 1999

The Corporation reported consolidated net sales of $10.9 billion and net income of $474 million for the six months ended July 1, 2000, compared with net sales of $7.3 billion and net income of $457 million for the six months ended July 3, 1999. Included in the fist six months of 2000 are $3.4 billion and $196 million of net sales, respectively, from the recently acquired Unisource operations and Wisconsin Tissue operations.

Interest expense increased $74 million to $291 million in the first half of 2000 compared with $217 million in the first half of 1999, principally as a result of higher debt levels and interest rates.

The effective tax rate was 37 percent for the six months ended July 1, 2000. The effective tax rate was 40 percent for the six months ended July 3, 1999. The reduction in the 2000 effective income tax rate resulted principally from increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 13 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $3.0 billion and operating profits of $364 million for the six months ended July 1, 2000, compared with net sales of $3.1 billion and operating profits of $612 million in 1999. Return on sales decreased to 12 percent from 20 percent a year ago. The decrease in profits is primarily due to a 12 percent decrease in average plywood selling prices and a 22 percent decrease in gypsum sales volumes. These decreases were offset slightly by a 10 percent increase in average particleboard selling prices.

BUILDING PRODUCTS DISTRIBUTION
The building products distribution division reported net sales of $2.4 billion and operating profits of $21 million for the six months ended July 1, 2000, compared with net sales of $2.4 billion and operating profits of $53 million in the first half of 1999. The decrease in operating profits is due principally to lower building products selling prices which reduced margins for commodity and specialty products.

TIMBER
The Corporation's timber segment reported net sales of approximately $204 million and operating profits of $143 million for the six-month period ended July 1, 2000 compared to net sales of $279 million and operating profits of $276 million for the six-months ended July 3, 1999. The 1999 results included a one-time, pre tax gain of $84 million from the sale of company timberlands in Maine and New Brunswick. Excluding this gain, operating profit decreased $49 million in the first six months of 2000 compared to the same period of 1999, primarily due to lower harvest volumes resulting from a smaller land base following the 1999 sale of one million acres of timberlands.

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $1.3 billion and operating profits of $272 million in the first half of 2000 compared with net sales of $1.1 billion and operating profits of $111 million in the same 1999 period. During the first six months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales increased to 19 percent in 2000 compared to 10 percent in 1999. The increase in year-over-year operating profit was due primarily to 37 percent higher average selling prices for containerboard and 15 percent higher average selling prices for packaging products in the first half of 2000 compared to the prior year. During the first half of 2000 and 1999, the Corporation incurred market-related paper machine slowback or shutdowns at its containerboard mills, resulting in a reduction in containerboard production of approximately 154,000 tons and 12,000 tons, respectively.

<PAGE 30>

PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $2.2 billion and operating profits of $277 million for the six-month period ended July 1, 2000, compared with net sales of $1.7 billion and operating profits of $39 million in 1999. Return on sales increased to 13 percent compared with 2 percent for the same period a year ago, principally due to an increase in average prices for all of the Corporation's pulp and paper products. Average pulp prices for the first six months of 2000 were approximately 42 percent above prices in the same 1999 period, and average prices of communication papers for the first six months of 2000 were approximately 16 percent above year-ago levels.

The segment's tissue business reported net sales of $732 million and operating profits of $75 million in the first half of 2000 which included net sales and operating profits of $196 million and $17 million, respectively, from the Wisconsin Tissue operations. In the first six months of 1999, net sales and operating profits of the Corporation's tissue business were $526 million and $75 million, respectively. Average selling prices in the first half of 2000 for tissue were comparable to 1999 prices; however, sales volume increased 35 percent principally as a result of the combination of Wisconsin Tissue's operations with those of the Corporation's commercial tissue business beginning on October 3, 1999 when the Georgia-Pacific Tissue joint venture was formed.

PAPER DISTRIBUTION
The Corporation's paper distribution segment, which constitutes Unisource, reported net sales of $3.5 billion and operating profits of $79 million in the first half of 2000. The Corporation acquired Unisource at the end of the second quarter of 1999.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by 3 percent to a loss of $109 million in the first half of 2000 from a loss of $112 million in the first half of 1999.

<PAGE 31>

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $620 million for the six months ended July 1, 2000 compared with $534 million a year ago. The increase in cash provided from operating activities is primarily a result of improved cash flows from the Corporation's pulp and paper businesses due to the addition of the Unisource operations and Wisconsin Tissue Operations.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended July 1, 2000 were $407 million, which included $101 million in the building products segment, $5 million in the building products distribution segment, $1 million in the timber segment, $42 million in the containerboard and packaging segment, $170 million in the pulp and paper segment, $37 in the paper distribution segment and $51 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $900 million in 2000, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $124 million in the first six months of 2000 compared with $73 million in 1999.

During the first six months of 2000, the Corporation received $55 million of proceeds from the sale of assets, compared with $46 million in the same period of 1999. During the first six months of 2000, the Corporation received $42 million of proceeds from the sale of assets relating primarily to the sale of certain containerboard and packaging assets, and recognized a pretax gain of $25 million. During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million. In conjunction with the sale of the Maine timberlands, the Corporation received notes from the purchaser in the amount of $51 million.

At the end of the second quarter of 1999, the Corporation acquired approximately 91% of the outstanding shares of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. The value of the transaction was $12 in cash per share of Unisource stock, or approximately $843 million, plus the assumption of approximately $785 million in debt. Through July 1, 2000, the Corporation had paid $831 million for shares of Unisource stock that had been tendered.

During the first six months of 1999, the Corporation also completed the acquisition of a packaging plant and two treated lumber facilities for a total consideration of approximately $57 million in cash. The results of operations of these acquired businesses were consolidated with those of the Corporation beginning in the second quarter of 1999.

FINANCING ACTIVITIES. The Corporation's total debt increased by $94 million to $7.12 billion at July 1, 2000 from $7.02 billion at January 1, 2000. At July 1, 2000 and January 1, 2000, $6.09 billion and $6.05 billion, respectively, of such total debt was allocated to Georgia-Pacific Group and $1,027 million and $970 million, respectively, of such debt was allocated to The Timber Company.

At July 1, 2000, the Corporation's weighted average interest rate on its total debt, excluding the senior deferrable notes issued in connection with the PEPS transaction, was 7.3% including the accounts receivable secured borrowing program and outstanding interest rate exchange agreements. At July 1, 2000, these interest rate exchange agreements effectively converted $608 million of floating rate obligations with a weighted average interest rate of 6.4% to fixed rate obligations with an average effective interest rate of 6.4%. These agreements have a weighted average maturity of approximately 2.1 years. In July 2000, $100 million of these interest rate exchange agreements terminated.

On April 4, 2000, approximately $10 million of taxable industrial revenue bonds, due July 1, 2029, were replaced by $10 million fixed rate industrial revenue bonds due April 1, 2029.

The Corporation has extended its $750 million accounts receivable secured borrowing program through April 2001. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2001 and the Canadian agreement expires in May 2004. At April 1, 2000, approximately $947 million was outstanding under the Corporation's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

<PAGE 32>

In July 2000, the Corporation amended its $2 billion unsecured revolving credit facility. Under the amended agreement, $1 billion will terminate in July 2001 and the remaining $1 billion will terminate in 2004. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of July 1, 2000, $793 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

As of July 1, 2000, the Corporation's total floating rate debt, including the accounts receivable secured borrowing program, exceeded related interest rate exchange agreements by $2.0 billion.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of July 1, 2000. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

(In millions) ---------------	2000 -------	2001 -------	2002 -------	2003 -------
Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Notes and debentures	-	-	$ 300	$ 312
Average interest rates	-	-	10.0%	6.2%
Revenue bonds	$ 20	$ 6	$ 74	-
Average interest rates	4.3%	4.8%	4.5%	-
Capital lease	$ 1	$ 1	$ 1	$ 1
Average interest rates	9.9%	9.9%	10.0%	10.2%
Other loans	$ 2	-	-	-
Average interest rates	6.9%	-	-	-
Senior deferrable notes	-	-	$ 863	-
Average interest rates	-	-	7.2%	-
Notional principal amount of interest rate exchange agreements	$ 177	-	$ 131	$ 300
Average interest rate paid (fixed)	7.7%	-	6.0%	5.9%
Average interest rate received (variable)	6.4%	-	6.7%	6.4%
<PAGE 33>
(In millions) ---------------	2004 -------	Thereafter -------------	Total -------	Fair value July 1, 2000 ---------------
Debt
Commercial paper and other short-term notes	-	$ 2,154	$ 2,154	$ 2,154
Average interest rates	-	6.9%	6.9%	6.9%
Notes and debentures	-	$ 3,383	$ 3,995	$ 3,893
Average interest rates	-	8.4%	8.4%	8.4%
Revenue bonds	$ 33	$ 517	$ 650	$ 550
Average interest rates	4.7%	5.6%	5.4%	7.5%
Capital leases	$ 1	$ 8	$ 13	$ 15
Average interest rates	10.6%	10.7%	10.2%	8.8%
Other loans	-	-	$ 2	$ 2
Average interest rates	-	-	6.9%	6.9%
Senior deferrable notes	-	-	$ 863	$ 856
Average interest rates	-	-	7.2%	8.4%
Notional principal amount of interest rate exchange agreements	-	-	$ 608	$ 3
Average interest rate paid (fixed)	-	-	6.4%	6.4%
Average interest rate received (variable)	-	-	6.4%	6.4%

The Corporation has the intent and ability to refinance commercial paper, other short-term notes and the accounts receivable secured borrowing program as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2004. The fair value of interest rate exchange agreements excludes amounts used to determine the fair value of related notes and debentures.

The Corporation also enters into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at July 1, 2000.

In conjunction with the sale of 194,000 acres of the Corporation's California timberlands in December 1999, the Corporation received notes from the purchaser with an estimated fair value of approximately $350 million. The Corporation expects to monetize these notes in the last half of 2000. If such notes are monetized, proceeds are expected to be used to reduce debt levels.

During the first six months of 2000, the Corporation purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $63 million ($36.14 average per share), all of which were held as treasury stock at July 1, 2000. In February 2000 the Board of Directors approved the Corporation's purchase of up to $100 million of Georgia-Pacific Group's common shares in each of February, March and April 2000 despite the Corporation and Georgia-Pacific Group being above target debt levels. During the first six months of 2000, the Corporation purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at July 1, 2000. The Corporation does not expect to purchase additional shares of Georgia-Pacific Group or The Timber Company common stock in the foreseeable future.

From December 1997 through July 1, 2000, the Corporation purchased on the open market approximately 26,629,000 shares of the Georgia-Pacific Group stock at an aggregate price of approximately $846 million ($31.79 average per share) and approximately 14,388,000 shares of The Timber Company stock at an aggregate price of approximately $331 million ($22.98 average per share).

During the first six months of 2000 and 1999, the Corporation paid $84 million and $86 million, respectively, in dividends.

<PAGE 34>

On July 16, 2000, the Corporation signed a definitive agreement to acquire all outstanding shares of Fort James. Under the terms of this agreement, the Corporation will acquire all outstanding shares of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The transaction, which includes the assumption of approximately $3.5 billion of Fort James net debt, is valued at approximately $11 billion. The transaction is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions. This business combination, which is expected to close in the fourth quarter of 2000, will be accounted for using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek. Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption of $1.0 billion of The Timber Company debt, is valued at approximately $4 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, and receipt of a ruling from the Internal Revenue Service that the transaction is tax-free to the Corporation and Plum Creek and to the shareholders of The Timber Company. The transaction is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved. Closing is expected by the end of the first quarter of 2001.

In 2000, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, excluding the acquisition of Fort James, pay dividends and make scheduled debt payments.

OTHER. The Corporation employs approximately 59,000 people, approximately 27,000 of whom are members of unions. The Corporation considers it relationship with its employees to be good. Forty-four union contracts are subject to negotiation and renewal in 2000, including ten at large paper facilities. Thirteen contracts were renewed during the first half of 2000.

In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Georgia-Pacific Corporation will be required to adopt SFAS No. 133 in 2001. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. Management is evaluating the effect of this statement on Georgia-Pacific's derivative instruments: primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the industry's production capacity continuing to exceed demand for its pulp and paper products, necessitating continued market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; further decreases in the level of housing starts or lessened home remodeling in the United States; fluctuations in interest rates and currency exchange rates; the effect of general global economic conditions on the demand for timber; the effect of any material changes in the available supply and cost of timber and wood fiber, including the levels of harvests from public lands, and the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; and other risks, uncertainties and assumptions discussed in the Corporation's periodic filings with the Securities and Exchange Commission.

<PAGE 35>

For a discussion of commitments and contingencies refer to Note 12 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure about Market Risk for the Corporation is set forth under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources - Financing Activities."

<PAGE 36>
PART II - OTHER INFORMATION --------------------------- GEORGIA-PACIFIC CORPORATION JULY 1, 2000

Item 1. Legal Proceedings

The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

The Grand Rapids gypsum plants received several Letters (notice) of Violation from the Michigan Department of Environmental Quality alleging violations of various state air requirements.  The matter has been settled.

The Crossett paper mill received a Notice of Violation from the United States Environmental Protection Agency ("EPA") alleging violations of New Source Performance Standards and other air requirements.  The matter has been settled.

The Corporation discovered and disclosed to the Mississippi Department of Environmental Quality some possible errors in permitting made over ten years ago at the Monticello pulp and paper mill.

The Corporation discovered and disclosed to the Louisiana Department of Environmental Quality some lapses in air permitting for modifications made over ten years ago at the Port Hudson pulp and paper mill.   Negotiations with the state have resulted in a settlement agreement pursuant to which the Corporation will install certain environmental improvements but would not pay any civil penalty.

Item 4. Submission of Matters to a Vote of Security Holders The annual meeting of shareholders of the Corporation was held on May 2, 2000. At the annual meeting, the following matters were voted on:

Shareholders elected five directors for two and three-year terms expiring at the Annual Meeting in 2002 and 2003, or until their successors are elected and qualified. The vote tabulation for individual directors was:

Directors	For	Withheld
Jane Evans	152,100,095	1,233,910
Richard V. Giordano	152,149,334	1,184,671
M. Douglas Ivester	151,968,038	1,365,966
Louis W. Sullivan	151,928,410	1,405,595
James P. Kelly	152,180,694	1,153,310
Other directors whose term of office as a director continued after the meeting were James S. Balloun, Robert Carswell, Alston D. Correll, Donald V. Fites, Harvey C. Fruehauf, Jr., David R. Goode, and James B. Williams.

A Company proposal requesting shareholder approval of the Georgia-Pacific Group 2000 Employee Stock Purchase Plan and The Timber Company 2000 Employee Stock Purchase Plan was approved with 144,926,980 votes in favor, 7,656,070 votes against and 756,850 votes abstaining.

A Company proposal requesting shareholder approval of an Amendment to the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan and the Georgia-Pacific Corporation/The Timber Company 1997 Long-Term Incentive Plan was approved with 136,106,644 votes in favor, 16,240,078 votes against and 997,278 votes abstaining.

The text of the above proposals is incorporated by reference to Items 2 and 3 of the Corporation's definitive Proxy Stated dated March 24, 2000, filed with the SEC pursuant to Regulation 14A on March 27, 2000, and amended Proxy Statement filed with the SEC on March 28, 2000.

<PAGE 37>
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 4.1	Amendment No. 2 to the Amended and Restated Rights Agreement., effective July 18, 2000.
Exhibit 10.1	Amendment No. 1 to the Change of Control Agreement for Gary A. Myers.
Exhibit 10.2	Amendment No. 1 to the Change of Control Agreement for Donald L. Glass.
Exhibit 10.3	Amendment No. 2 to the Timber Group 1997 Long-Term Incentive Plan.
Exhibit 10.4	Amendment No. 4 to the 1995 Shareholder Value Incentive Plan.
Exhibit 27.	Financial Data Schedule.

(b) The Corporation filed the following Current Reports on Form 8-K dated April 19, 2000, in which it reported under Item 5 - "Other Events" and July 18, 2000 and July 20, 2000, in which it reported under Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits". The Corporation filed a Current Report on Form 8-K/A on July 21, 2000.
<PAGE 38>
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2000	GEORGIA-PACIFIC CORPORATION (Registrant)
by /s/Danny W. Huff ---------------------------- Danny W. Huff, Executive Vice President -Finance and Chief Financial Officer
by /s/James E. Terrell ---------------------------- James E. Terrell, Vice President and Controller (Chief Accounting Officer)
<PAGE 39>