Form 10-Q
period 2000-09-30
GEORGIA PACIFIC CORP
filed 2000-11-15
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

or

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

    ------     ------

As of the close of business on November 6, 2000, Georgia-Pacific Corporation had 170,581,000 shares of Georgia-Pacific Group Common Stock outstanding and 80,095,000 shares of The Timber Company Common Stock outstanding.

[Page 1]

PART I - FINANCIAL INFORMATION
------------------------------------------

Item 1.     Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
(In millions, except per share amounts)	Sept. 30, 2000	October 2, 1999	Sept. 30, 2000	October 2, 1999
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,330	$ 5,526	$ 16,252	$ 12,785
---------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
    Cost of sales, excluding depreciation, depletion, amortization and cost of timber harvested shown below
    Selling and distribution
    Depreciation, depletion, amortization and cost
      of timber harvested
    General and administrative
    Interest
    Other income

	4,050 375 264 237 140 -	4,199 254 260 232 133 -	12,181 1,109 790 721 431 -	9,463 522 735 589 350 (84)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,066	5,078	15,232	11,575
---------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	264 102	448 169	1,020 384	1,210 474
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 162	$ 279	$ 636	$ 736
===========================================================================================
Georgia-Pacific Group: Net Income Basic net income per common share Diluted net income per common share	$ 130 $ 0.76 $ 0.76	$ 230 $ 1.34 $ 1.31	$ 530 $ 3.10 $ 3.07	$ 541 $ 3.15 $ 3.07
---------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	170.6 171.1	171.4 175.9	171.0 172.8	171.9 176.2
===========================================================================================
The Timber Company: Net Income Basic net income per common share Diluted net income per common share	$ 32 $ 0.40 $ 0.40	$ 49 $ 0.59 $ 0.59	$ 106 $ 1.31 $ 1.30	$ 195 $ 2.30 $ 2.29
---------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	79.9 81.0	82.8 83.4	80.9 81.4	84.6 85.1
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

[Page 2]

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Nine Months Ended ----------------------------------------
(In millions)	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided
  by operations
     Depreciation, depletion and amortization
     Deferred income taxes
     Gain on disposal of assets, net
     Change in working capital
     Other

	$ 636 666 12 (61) 15 38	$ 736 630 (5) (28) (418) 58
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	1,306	973
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Proceeds from sales of assets Other	(615) (182) (2) 46 (14)	(411) (143) (897) 68 26
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(767)	(1,357)
---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Net (decrease) increase in short-term debt
Issuance of senior deferrable notes
Stock repurchases
Cash dividends paid
Proceeds from option plan exercises
Fees paid to issue debt

	(45) 21 (266) - (141) (125) 18 -	(528) 87 434 863 (370) (128) 115 (30)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(538)	443
---------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	1 25	59 5
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 26	$ 64
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

[Page 3]

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	Sept. 30, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $26 and $25, respectively Inventories Deferred income tax assets Other current assets	$ 26 2,276 2,003 128 230	$ 25 2,158 2,010 139 227
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,663	4,559
---------------------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands, net	1,253	1,189
---------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	16,291 (9,232)	15,879 (8,800)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	7,059	7,079
---------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,621	2,697
---------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,556	1,373
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 17,152	$ 16,897
===========================================================================================

[Page 4]

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	Sept. 30, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Bank overdrafts, net Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 298 1,800 24 1,009 294 610	$ 297 2,067 39 891 334 563
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,035	4,191
---------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	4,612	4,621
---------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
---------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,836	1,811
---------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,545	1,536
---------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' equity
   Common stock
     Georgia-Pacific Group, par value $.80; 400,000,000
        shares authorized; 192,255,000 and 191,983,000
        shares issued
     The Timber Company, par value $.80; 250,000,000
        shares authorized; 94,506,000 and 93,904,000
        shares issued
     Treasury stock, at cost
        21,501,000 and 19,776,000 shares of Georgia-Pacific
        Group common stock and 14,387,000 and 11,053,000
        shares of The Timber Company common stock
   Additional paid-in capital
   Retained earnings
   Long-term incentive plan deferred compensation
   Accumulated other comprehensive income

	155 (1,021) 1,533 3,635 (4) (37)	155 (880) 1,510 3,124 (2) (32)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	4,261	3,875
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 17,152	$ 16,897
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

[Page 5]

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Georgia-Pacific Corporation and Subsidiaries
	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
(In millions)	Sept. 30, 2000	October 2, 1999	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net income Other comprehensive income (loss) before tax: Foreign currency translation adjustments Income tax (expense) benefit related to items of other comprehensive income	$ 162 (4) 3	$ 279 (3) 1	$ 636 (15) 10	$ 736 7 (3)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ 161	$ 277	$ 631	$ 740
===========================================================================================

The accompanying notes are an integral part of these financial statements.

[Page 6]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
September 30, 2000
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

[Page 7]
The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 2000 and 1999.

	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
(In millions, except per share amounts)	Sept. 30, 2000	October 2, 1999	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Group
---------------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to Shareholders (numerator): Net income	$ 130	$ 230	$ 530	$ 541
===========================================================================================
Shares (denominator): Average shares outstanding Dilutive securities: Options Employee stock purchase plans	170.6 0.1 0.4	171.4 4.0 0.5	171.0 1.6 0.2	171.9 3.8 0.5
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	171.1	175.9	172.8	176.2
===========================================================================================
Basic per share amounts: Net income Diluted per share amounts: Net income	$ 0.76 $ 0.76	$ 1.34 $ 1.31	$ 3.10 $ 3.07	$ 3.15 $ 3.07
===========================================================================================

The Timber Company
---------------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to Shareholders (numerator): Net Income	$ 32	$ 49	$ 106	$ 195
===========================================================================================
Shares (denominator): Average shares outstanding Dilutive securities: Options Employee stock purchase plans	79.9 1.1 -	82.8 0.5 0.1	80.9 0.5 -	84.6 0.4 0.1
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	81.0	83.4	81.4	85.1
===========================================================================================
Basic per share amounts: Net income Diluted per share amounts: Net income	$ 0.40 $ 0.40	$ 0.59 $ 0.59	$ 1.31 $ 1.30	$ 2.30 $ 2.29
===========================================================================================

[Page 8]

4.

SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in any period.

Nine Months Ended -----------------------------------------------
(In millions)	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest costs Interest capitalized	$ 439 (8)	$ 354 (4)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Interest Expense	$ 431	$ 350
===========================================================================================
Interest paid	$ 421	$ 305
===========================================================================================
Income taxes paid, net	$ 331	$ 434
===========================================================================================
Debt assumed in acquisition	$ -	$ 785
===========================================================================================

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
5.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	Sept. 30, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 448 1,360 351 (156)	$ 453 1,367 344 (154)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,003	$ 2,010
===========================================================================================
6.

DIVESTITURES, ACQUISITIONS AND UNUSUAL ITEMS. On July 16, 2000, the Corporation signed a definitive agreement to acquire all outstanding shares of Fort James Corporation ("Fort James"). Under the terms of this agreement, the Corporation will acquire all outstanding shares of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The transaction, which includes the assumption of approximately $3.5 billion of Fort James debt, is valued at approximately $11 billion. The transaction is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions. On October 13, 2000, the Corporation launched its exchange offer for all of the outstanding shares of Fort James under the merger agreement. The offer and withdrawal rights are scheduled to expire at midnight on November 9, 2000, but may be extended by the Corporation. Both the Corporation and Fort James have complied with a "second request" for documents from the U.S. Department of Justice

[Page 9]

under the Hart-Scott-Rodino Antitrust Improvements Act. Also in connection with this acquisition, the Corporation made arrangements during the third quarter of 2000 for up to $10 billion of bank senior credit facilities at various interest rates to be used for the Fort James acquisition. This business combination will be accounted for using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

In connection with the Fort James acquisition, the Corporation announced that it is preparing to divest approximately 250,000 tons of tissue manufacturing capacity. During the third quarter of 2000, the Corporation also announced the potential sale of certain commodity and non-strategic businesses, including the market pulp operations at Brunswick, Ga., New Augusta, Miss., and Woodland, Maine, as well as the chemical business. The Corporation expects to treat the market pulp and chemical businesses as discontinued operations once a sale measurement date has been reached.

During the third quarter of 2000, the Corporation incurred $24 million ($15 million after tax, or $0.09 diluted earnings per share) of one-time unusual charges related to the shutdown of the Grand Rapids East, Mich., gypsum plant and sale of its chemical business.

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek Timber Company ("Plum Creek"). Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption of approximately $1 billion of debt allocated to The Timber Company, is valued at approximately $4 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, receipt of a ruling from the Internal Revenue Service that the redemption of The Timber Company stock will be tax-free to the Corporation and to the shareholders of The Timber Company, and receipt by the Corporation of an opinion from counsel that the mergers into Plum Creek will qualify as tax-free reorganizations. The transaction is also subject to receipt of governmental approvals and the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved. Closing is expected by the end of the first quarter of 2001.

During the first nine months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.9 million ($15.6 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource Worldwide, Inc. ("Unisource"), the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then-outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through September 30, 2000, the Corporation has paid approximately $831 million for all Unisource shares, $2 million of which was paid during the first nine months of 2000. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The allocation of the purchase price of the acquisition is summarized as follows:

[Page 10]

In millions
=====================================================================
Current assets Property, plant and equipment Other noncurrent assets Goodwill Liabilities	$ 1,207 225 27 747 (1,375)
-------------------------------------------------------------------------------------------------------------------
Net cash paid for Unisource	$ 831
=====================================================================

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

Nine Months Ended ----------------------------------------------
(In millions, except per share amounts)	Sept. 30, 2000 Actual -------------------	October 2, 1999 Pro forma ---------------------
Georgia-Pacific Corporation: Net sales Net income Georgia-Pacific Group data: Net sales Net income Basic earnings per share Diluted earnings per share	$ 16,252 636 16,144 530 3.10 3.07	$ 17,505 821 17,365 626 3.64 3.55
-------------------------------------------------------------------------------------------------------------------------------

The Timber Company's results of operations are not impacted by the Unisource transaction.

The pro forma financial data for the nine months ended October 2, 1999 includes nonrecurring restructuring charges of $4 million ($2 million after taxes) recorded by Unisource.

In connection with the acquisition of Unisource, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. The balance of these restructuring reserves at September 30, 2000 was $21 million. During the first nine months of 2000, approximately 412 employees were terminated and nine facilities were closed as part of this program. In conjunction with the finalization of management's plans to consolidate or close distribution centers, $24 million of reserves established in 1999 as part of the preliminary allocation of Unisource purchase price were reversed in the second quarter of 2000, with a corresponding reduction made to goodwill. The following table provides a rollforward of the reserve for restructuring from January 1, 2000 through September 30, 2000:

[Page 11]

Type of Cost In millions	Balance January 1, 2000	Additions	Usage	Reversal of Excess Reserves	Balance Sept. 30, 2000
========================================================================================
Employee separation Facility closing costs	$ 43 14	$ 1 4	$ (11) (6)	$ (22) (2)	$ 11 10
---------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 57	$ 5	$ (17)	$ (24)	$ 21
========================================================================================

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

The results of the Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired by the joint venture and liabilities assumed by the joint venture. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed by the joint venture is preliminary as of September 30, 2000, and is subject to change pending the finalization of certain valuations. The difference between the allocated values and the fair market value of the assets acquired and liabilities assumed by the joint venture was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of the values of the Wisconsin Tissue assets acquired by the joint venture is as follows:

In millions
=====================================================================
Current assets Property, plant and equipment Goodwill Liabilities	$ 99 638 288 (270)
-------------------------------------------------------------------------------------------------------------------
Net cash distribution to Wisconsin Tissue	$ 755
=====================================================================

The Corporation has completed an organizational restructuring of the sales, marketing, administrative and manufacturing support activities for its tissue business, which resulted in the elimination of approximately 300 salaried and hourly positions. The Corporation reserved approximately $5 million for termination and relocation costs of Wisconsin Tissue employees. This $5 million liability was included as part of the purchase price of the Wisconsin Tissue assets. In addition, the Corporation recorded provisions totaling approximately

[Page 12]

$2 million for the termination and relocation of employees of the Corporation, which were charged to earnings in 1999. As a result of these programs, approximately 80 employees were terminated and approximately $2 million of the termination and relocation reserve was used in 1999. During the first nine months of 2000, approximately 80 more employees were terminated and an additional $4 million of the termination and relocation reserve was used leaving a total reserve of approximately $1 million at September 30, 2000. As of September 30, 2000, the Corporation had not yet finalized certain valuations of assets acquired and liabilities assumed.

7.

DEBT. At September 30, 2000, the Corporation's debt was $6,734 million, $5,756 million of which was allocated to the Georgia-Pacific Group and $978 million of which was allocated to The Timber Company.

The Corporation has extended its $750 million accounts receivable secured borrowing program through October 2001. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2001 and the Canadian agreement expires in May 2004. At September 30, 2000, approximately $946 million was outstanding under the Corporation's accounts receivable secured borrowing programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes", respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

In July 2000, the Corporation amended its $2 billion unsecured revolving credit facility. Under the amended agreement, $1 billion will terminate in July 2001 and the remaining $1 billion will terminate in 2004. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 2000, $1,146 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility. The revolving credit agreement contains certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0, which is to be maintained throughout the term of the credit agreement. As of September 30, 2000, the leverage ratio was 2.6 to 1.0.

In October 2000, the Corporation registered for sale under a shelf registration statement up to $2.25 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. This filing will bring the total amount of debt and equity securities registered for sale up to $3.0 billion. The Corporation expects to use any proceeds from the sale of these securities for general purposes, which may include the refinancing of existing debt, the reduction of debt, possible acquisitions, and investments in, or extension of credit to, its subsidiaries.

During 1999, the Board of Directors increased the corporate target debt level under which management can purchase shares of Georgia-Pacific Group and The Timber Company common stock on the open market from $5.75 billion to $6.8 billion. In addition, the Board of Directors increased the Georgia-Pacific Group's target debt level from $4.75 billion to $5.8 billion. The Timber Company's target debt level remains at $1.0 billion. In February 2000, the Board of Directors approved a waiver of these debt limits to allow the Georgia-Pacific Group to purchase up to $100 million of its common shares in each of February, March and April 2000 even though Georgia-Pacific Group's and the Corporation's target debt levels exceeded $5.8 and $6.8 billion, respectively.

Also during 1999, the Corporation registered for sale up to $2.975 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Corporation registered $1.725 billion under such registration statement related to the PEPS Units ($862.5 million of which was received on July 7, 1999 in exchange for senior deferrable notes, and $862.5 million of Georgia-Pacific Group stock will be issued upon exercise of the related purchase contracts) (see Note 8). The $862.5 million of cash (less expenses) raised in this sale of the PEPS Units was used to pay for the acquisition of Unisource. In addition, the Corporation registered $500 million of 7.75% Debentures Due November 15, 2029 under this

[Page 13]

registration statement in connection with the formation of Georgia-Pacific Tissue.

In conjunction with the sale of 194,000 acres of the Corporation's California timberlands in December 1999, the Corporation received notes from the purchaser of $397 million. These notes were monetized on October 25, 2000, through the issuance of commercial paper secured by the notes. Net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company.

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

10.

SHARE REPURCHASES. Effective with the agreements to acquire Fort James and dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of Georgia-Pacific Group stock or The Timber Company stock. Accordingly, the Corporation did not purchase any shares of either Georgia-Pacific Group stock or The Timber Company stock during the third quarter of 2000. During the first six months of 2000, Georgia-Pacific Group purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $63 million ($36.14 average per share), all of which were held as treasury stock at September 30, 2000. During the first six months of 2000, The Timber Company purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at September 30, 2000.

During the first nine months of 1999, Georgia-Pacific Group purchased on the open market approximately 5,994,000 shares of Georgia-Pacific Group common stock, at an aggregate price of $247 million ($41.24 average per share). Of these repurchased shares, approximately 5,969,000 shares of Georgia-Pacific Group stock were held as treasury and 25,000 shares were repurchased during the first nine months of 1999 and settled after October 2, 1999. During the first nine months of 1999, The Timber Company purchased on the open market approximately 5,046,000 shares of The Timber Company common stock at an aggregate price of $124 million ($24.52 average per share), all of which were held as treasury stock at October 2, 1999.

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

The Corporation is involved in environmental remediation activities at approximately 159 sites, both owned by

[Page 14]

the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47% are being investigated, approximately 28% are being remediated and approximately 25% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $53 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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

The Corporation is currently defending the claims of approximately 52,000 such plaintiffs as of September 30, 2000, and anticipates that additional claims will be filed against it over the next several years. The number of claims filed against the Corporation, and the average cost of resolving such claims, has increased somewhat over the last three years. The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. Substantially all of the amounts it has paid to date to defend and resolve these cases have been covered by product liability insurance. The Corporation has agreements with its insurers to utilize insurance in amounts which it believes are adequate to cover substantially all of the defense costs and liabilities for currently pending cases, as well as the reasonably foreseeable defense costs and liabilities attributable to claims which may be filed against it over the next several years. The Corporation has additional insurance coverage which it believes will cover a substantial part of the defense costs and liabilities attributable to additional future claims for some period of years, depending on the number of claims filed each year in the future and the average cost of resolving each such claim. However, there can be no assurance that such coverage will be adequate to cover the costs of all future claims, or that the part of such defense costs and liabilities not covered by such insurance will not be material to the Corporation. The Corporation has established reserves with respect to pending cases for the liabilities and defense costs it believes are probable and reasonably estimable, and has also established a receivable for insurance to the extent that the realization of the claim is deemed probable.

On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. (GPR), a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of the GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged

[Page 15]

"continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. The Corporation has denied the material allegations of this lawsuit. While it is premature to evaluate the claims asserted in this lawsuit, the Corporation believes it has meritorious defenses. Prior to the filing of the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and resolved on a case-by-case basis. On January 12, 2000, five plaintiffs, including one of the class representatives in the state class action, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law. This suit alleges violations of these federal laws and certain state laws regarding the form and substance of the defendants' reporting of emissions and violations of permitting requirements under certain regulations issued under the Clean Air Act. This suit seeks civil penalties of $25,000 per day, per violation, an injunction to force the defendants to comply with these laws and regulations, and other relief. On February 16, 2000, the Corporation filed a motion to dismiss plaintiffs' claims regarding alleged environmental reporting violations based on plaintiffs' lack of standing to raise these issues. In addition, the Corporation moved to dismiss plaintiffs' claims regarding alleged failure to comply with certain Clean Air Act permitting requirements and regulations. On August 3, 2000, the Corporation supplemented its motion to dismiss because US EPA issued a determination in June that the Clean Air Act permitting requirements and regulations do not apply to the Corporation's Columbus facility. The motion to dismiss is still pending decision by the Court, however, the stay of discovery expired on August 15, 2000.

In May 1997, the Corporation and nine other companies were named as defendants in a lawsuit brought by the Attorney General of the State of Florida alleging that the defendants engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of various federal and state laws. Shortly after the filing of this suit, approximately 55 similar suits were filed by private plaintiffs in federal courts in California, Florida, Georgia and Wisconsin, and in the state courts of California, Wisconsin, Minnesota and Tennessee. On July 28, 1999, the Corporation and the Attorney General of the State of Florida entered into a Settlement Agreement pursuant to which the State has dismissed its claims against the Corporation. The Agreement states that the Corporation continues to deny that there is any evidence that it engaged in the alleged price-fixing conspiracy. In addition, the Corporation agreed to donate an immaterial amount of real property to the State of Florida. As part of the formation of the joint venture with Chesapeake described in Note 7, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these antitrust cases. On August 8, 2000, the parties filed an Agreement of Settlement and Release and Covenant Not to Sue, providing for the dismissal of the federal court cases with prejudice, and for the release of plaintiffs' claims, in exchange for payments by defendants collectively of (a) $18 million in cash and (b) coupons for discounts on purchases of defendants' products totaling $38.2 million over a three-year period. Under the Agreement, in the event this settlement is approved by the Court after notice to the class and a fairness hearing, the Corporation's liability (including that of Wisconsin Tissue) will be approximately $4 million in cash and $8 million in coupons. Discussions are underway with plaintiffs' counsel to settle the remaining state court cases which management believes will not involve any material liability to the Corporation. The Corporation and Wisconsin Tissue have vigorously denied that they engaged in any of the illegal conduct alleged in these cases.

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

[Page 16]

12.

OPERATING SEGMENT INFORMATION. The Corporation has six reportable operating segments: building products, building products distribution, timber, containerboard and packaging, pulp and paper, and paper distribution. The following represents selected operating data for each reportable segment for the three and nine months ended September 30, 2000 and October 2, 1999.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Three Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	Sept. 30, 2000		October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[1]	$ 856 1,065 32 640 1,003 1,734 -	16% 20 1 12 19 32 -	$ 1,016 1,346 49 613 809 1,698 (5)	18% 24 1 11 15 31 -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 5,330	100%	$ 5,526	100%
===========================================================================================
INTERSEGMENT SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[2]	$ 477 3 63 22 151 3 (719)		$ 591 5 90 15 122 2 (825)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===========================================================================================

1Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment) and reflected as a reduction to cost of sales on a consolidated basis.
2Elimination of intersegment sales.

[Page 17]

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Three Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	Sept. 30, 2000		October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other	$ 1,333 1,068 95 662 1,154 1,737 (719)	25% 20 2 12 22 32 (13)	$ 1,607 1,351 139 628 931 1,700 (830)	29% 24 3 11 17 31 (15)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 5,330	100%	$ 5,526	100%
===========================================================================================
OPERATING PROFITS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[3]	$ 40 1 64 141 184 43 (69)	10% - 16 35 45 11 (17)	$ 333 4 95 83 74 43 (51)	57% 1 16 14 13 8 (9)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	404 (140) (102)	100% ===	581 (133) (169)	100% ===
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 162		$ 279
===========================================================================================
3Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

[Page 18]

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Nine Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	Sept. 30, 2000		October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[1]	$ 2,773 3,413 111 1,918 2,871 5,166 -	17% 21 1 12 18 31 -	$ 2,953 3,761 153 1,708 2,522 1,698 (10)	23% 30 1 13 20 13 -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 16,252	100%	$ 12,785	100%
===========================================================================================
INTERSEGMENT SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[2]	$ 1,572 7 188 64 449 9 (2,289)		$ 1,766 9 265 44 135 2 (2,221)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===========================================================================================
TOTAL NET SALES Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other	$ 4,345 3,420 299 1,982 3,320 5,175 (2,289)	27% 21 2 12 20 32 (14)	$ 4,719 3,770 418 1,752 2,657 1,700 (2,231)	37% 29 3 14 21 13 (17)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 16,252	100%	$ 12,785	100%
===========================================================================================

1Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment) and reflected as a reduction to cost of sales on a consolidated basis.
2Elimination of intersegment sales.

[Page 19]

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Nine Months Ended -----------------------------------------------------------------------
(Dollar amounts in millions)	Sept. 30, 2000		October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFITS Building products Building products distribution Timber Containerboard and packaging Pulp and paper Paper distribution Other[3]	$ 404 22 207 413 461 122 (178)	28% 2 14 28 32 8 (12)	$ 945 57 371 194 113 43 (163)	60% 4 24 12 7 3 (10)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	1,451 (431) (384)	100% ===	1,560 (350) (474)	100% ===
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 636		$ 736
===========================================================================================
3Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales. [Page 20]

13.

SELECTED FINANCIAL DATA.

The following combined financial information includes the accounts of Georgia-Pacific Group. All significant intragroup balances and transactions are eliminated in combination. Transactions with The Timber Company are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions, except per share amounts)	Three Months Ended -----------------------------		Nine Months Ended ------------------------------
	Sept. 30, 2000	October 2, 1999	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,300	$ 5,483	$ 16,144	$ 12,645
---------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales excluding depreciation, amortization and cost of timber harvested shown below The Timber Company Third parties	16 4,036	30 4,185	51 12,141	75 9,411
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total cost of sales Selling and distribution Depreciation, amortization and cost of timber harvested The Timber Company Third parties	4,052 375 47 258	4,215 254 60 248	12,192 1,109 137 770	9,486 522 190 701
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total depreciation, amortization and cost of timber harvested General and administrative Interest	305 228 128	308 220 116	907 692 398	891 557 298
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,088	5,113	15,298	11,754
---------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	212 82	370 140	846 316	891 350
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 130	$ 230	$ 530	$ 541
===========================================================================================
Basic per common share Net income Diluted per common share Net income	$ 0.76 $ 0.76	$ 1.34 $ 1.31	$ 3.10 $ 3.07	$ 3.15 $ 3.07
===========================================================================================
Average number of shares outstanding: Basic Diluted	170.6 171.1	171.4 175.9	171.0 172.8	171.9 176.2
===========================================================================================

[Page 21]

COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Nine Months Ended -----------------------------------------------
	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided
  by operations:
    Depreciation and amortization
    Cost of timber harvested - The Timber Company
    Cost of timber harvested - Third Parties
    Change in working capital
    Change in other assets and other long-term liabilities
    Other

	$ 530 646 137 124 (28) (101) (26)	$ 541 596 190 105 (429) (15) (26)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	1,282	962
---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investment activities
Property, plant and equipment investments
Timber purchases from The Timber Company
Timber contract purchases from third parties
Acquisitions
Proceeds from sales of assets
Other

	(614) (138) (135) (2) 36 (8)	(410) (179) (95) (897) 15 26
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(861)	(1,540)
---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
(Repayments of) additions to debt
Issuance of senior deferrable notes
Common stock repurchased
Cash dividends paid
Fees paid to issue debt
Proceeds from option plan exercises

	(298) - (63) (64) - 5	9 863 (246) (65) (30) 106
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(420)	637
---------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	1 25	59 5
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 26	$ 64
===========================================================================================

[Page 22]

COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Sept. 30, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $26 and $25, respectively Inventories Deferred income tax assets Other current assets	$ 26 2,276 2001 128 223	$ 25 2,158 2,007 139 207
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,654	4,536
---------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, building, machinery and equipment, at cost Accumulated depreciation	16,232 (9,190)	15,816 (8,756)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	7,042	7,060
---------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,621	2,697
---------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,277	1,087
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 15,594	$ 15,380
===========================================================================================

[Page 23]

COMBINED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Sept. 30, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARENT'S EQUITY Current liabilities Short-term debt Accounts payable Accrued compensation Other current liabilities	$ 1,814 1,001 289 568	$ 2,071 886 327 537
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,672	3,821
---------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	3,942	3,983
---------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
---------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,806	1,803
---------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,157	1,160
---------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	4,154	3,750
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 15,594	$ 15,380
===========================================================================================

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
	Sept. 30, 2000	October 2, 1999	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------
Net income Other comprehensive income (loss) before tax: Foreign currency translation adjustments Income tax (expense) benefit related to items of other comprehensive income	$ 130 (4) 3	$ 230 (3) 1	$ 530 (15) 10	$ 541 7 (3)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ 129	$ 228	$ 525	$ 545
===========================================================================================

[Page 24]

The following combined financial information includes the accounts of The Timber Company. All significant intracompany balances and transactions are eliminated in combination. Transactions with the Georgia-Pacific Group are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation-The Timber Company
(In millions, except per share amounts)	Three Months Ended --------------------------------		Nine Months Ended -------------------------------
	Sept. 30, 2000	October 2, 1999	Sept. 30, 2000	October 2, 1999
-------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales Timber-Georgia-Pacific Group Timber-third parties Delivered Stumpage Other	$ 63 8 19 5	$ 90 10 32 7	$ 188 30 72 9	$ 265 36 100 17
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	95	139	299	418
-------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and depletion Depreciation and depletion General and administrative Interest Other Income	16 6 9 12 -	20 12 12 17 -	43 20 29 33 -	65 34 32 52 (84)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	43	61	125	99
-------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	52 20	78 29	174 68	319 124
-------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 32	$ 49	$ 106	$ 195
==========================================================================================
Basic per common share: Net income Diluted per common share: Net income	$ 0.40 $ 0.40	$ 0.59 $ 0.59	$ 1.31 $ 1.30	$ 2.30 $ 2.29
==========================================================================================
Average number of shares outstanding: Basic Diluted	79.9 81.0	82.8 83.4	80.9 81.4	84.6 85.1
==========================================================================================

[Page 25]

COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation-The Timber Company
(In millions)	Nine Months Ended ----------------------------------------------
	Sept. 30, 2000	October 2, 1999
---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided
  by operations:
    Depreciation and depletion
    Other income
    Deferred income taxes
    Gain on disposal of assets, net
    Change in other assets and other liabilities

	$ 106 20 - 12 (37) 61	$ 195 34 (84) 19 (28) 3
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	162	139
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Proceeds from sales of assets Other	(1) (47) 10 (6)	(1) (48) 104 -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(44)	55
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Share repurchases Proceeds from option plan exercises Additions to (repayments of) long-term debt Cash dividends paid	(78) 13 8 (61)	(124) 9 (16) (63)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(118)	(194)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	- -	- -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ -	$ -
===========================================================================================

[Page 26]

COMBINED BALANCE SHEETS (Unaudited)

Georgia-Pacific Corporation-The Timber Company
(In millions)	Sept. 30, 2000	January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Timber and timberlands Timberlands Fee timber Reforestation Other	$ 322 522 290 48	$ 318 523 259 27
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total timber and timberlands	1,182	1,127
---------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation of $42 and $44, respectively	17	19
---------------------------------------------------------------------------------------------------------------------------------------------------------
Note receivable	351	350
---------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	12	25
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 1,562	$ 1,521
===========================================================================================

LIABILITIES AND PARENT'S EQUITY
Debt	$ 978	$ 970
---------------------------------------------------------------------------------------------------------------------------------------------------------
Other liabilities	89	50
---------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	388	376
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities	1,455	1,396
---------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	107	125
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 1,562	$ 1,521
===========================================================================================

COMPREHENSIVE INCOME. The Timber Company's total comprehensive income was $32 million and $106 million respectively, for the three and nine months ended September 30, 2000 and was $49 million and $195 million, respectively, for the three months and nine months ended October 2, 1999. Other comprehensive income was insignificant for The Timber Company during each of the three and nine months ended September 30, 2000 and October 2, 1999.

[Page 27]

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

The Corporation reported consolidated net sales of approximately $5.3 billion for the third quarter of 2000 and $5.5 billion for the third quarter of 1999. Net income for the 2000 third quarter was $162 million compared with $279 million in 1999. Included in the third quarter of 2000 are $101 million of net sales from the Wisconsin Tissue operations that were acquired at the beginning of the fourth quarter of 1999.

Interest expense increased $7 million to $140 million in the third quarter of 2000, compared with $133 million in the third quarter of 1999, principally as a result of higher debt levels and interest rates.

The effective tax rate was 39 percent for the three months ended September 30, 2000 and 38 percent for the three months ended October 2, 1999.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 12 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $1,333 million for the third quarter of 2000 compared with $1,607 million in 1999. Operating profits were $40 million in 2000 compared with $333 million in 1999. During the third quarter of 2000, the Corporation incurred $24 million of one-time unusual charges related to the shutdown of a gypsum plant and sale of its chemical business. Excluding these one-time, unusual charges, return on sales decreased to 5 percent in 2000 compared to 21 percent in 1999. The decrease in quarter-over-quarter profits resulted principally from a 26 percent decrease in plywood prices, a 22 percent decrease in treated lumber prices, a 12 percent decrease in softwood lumber average selling prices, 42 percent lower average selling prices in oriented strand board, and a 21 percent decrease in gypsum prices, combined with 24 percent lower sales volume for gypsum and higher log costs. Higher interest rates, lower housing starts and a weaker U.S. economy have resulted in lower prices and volumes for most of the Corporation's building products. The Corporation expects continued weakness in demand and continued lower pricing for its building products for the remainder of 2000. In response to these continued weaknesses, the Corporation expects to take downtime at selected mills including suspending production at three structural panel operations, representing approximately 10 percent of panels capacity, and five lumber facilities, representing more than 20 percent of that business' capacity.

BUILDING PRODUCTS DISTRIBUTION
The Corporation's building products distribution segment reported net sales of $1,068 million for the third quarter of 2000 compared with $1,351 million in 1999. Operating profits were $1 million in the third quarter of 2000 compared with $4 million in the third quarter of 1999. The decrease in 2000 profits reflects lower commodity and specialty products margins as a result of lower prices for building products generally. The Corporation expects weaker building products markets to continue to reduce 2000 operating profits of this segment below 1999 levels.

TIMBER
The timber segment reported net sales of approximately $95 million and $139 million for the third quarters of 2000 and 1999, respectively. The decrease in sales in 2000 is due primarily to lower harvest volumes resulting from a smaller land base following the 1999 sale of more than one million acres of timberlands in California, Maine, and New Brunswick. Operating profits were $64 million for the third quarter of 2000 compared to profits of $95 million for the same period in 1999, which included $12 million from the California operations. The decrease in sales and operating profits in the current quarter is also attributed to lower sawtimber selling prices. The Corporation expects log sales volumes to increase during the fourth quarter of 2000.

[Page 28]

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $662 million and operating profits of $141 million in the third quarter of 2000, compared with net sales of $628 million and operating profits of $83 million in the third quarter of 1999. Return on sales increased to 21 percent in the third quarter of 2000 from 13 percent in the third quarter of 1999. The increase in operating profit was due primarily to increased average selling prices for medium and linerboard of 23 percent and 18 percent, respectively, over year-ago prices. These price increases were offset somewhat by higher waste fiber costs. During the third quarter of 2000, the Corporation incurred market-related paper machine slowback or downtime at its containerboard mills resulting in a reduction in containerboard production of approximately 62,000 tons. There was no market-related downtime during the third quarter of 1999. During the remainder of 2000, the Corporation expects pricing for the containerboard and packaging segments to remain steady and will incur market-related downtime or slowbacks as necessary to avoid excessive inventory build-ups.

PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $1,154 million and operating profits of $184 million in the 2000 third quarter, which included net sales and operating profits of $101 million and $8 million, respectively, from the Wisconsin Tissue operations. For the same period in 1999, which included none of Wisconsin Tissue's operations, the segment reported net sales of $931 million and operating profits of $74 million. Return on sales increased to 16 percent compared with 8 percent for the same period a year ago. The primary components of the increase in 2000 operating profits were 37 percent higher average pulp prices; 7 percent higher average communication papers prices; and 42 percent higher sales volume and 11 percent higher average prices for tissue. The Corporation expects prices for the pulp and paper segment to remain strong throughout the remainder of 2000.

PAPER DISTRIBUTION
The Corporation's paper distribution segment, which represents the operating results of Unisource, reported net sales of $1.7 billion and operating profits of $43 million in both the third quarters of 2000 and 1999. Higher selling prices during the third quarter of 2000 were offset by higher product costs. Operating margins for the paper distribution segment remained unchanged at 2.5 percent in the third quarters of both 2000 and 1999. The Corporation expects somewhat improved operating profits for the paper distribution segment in the fourth quarter of 2000 as selling price increases are realized.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $18 million to a loss of $69 million in 2000 from a loss of $51 million in the 1999 third quarter, resulting principally from income from insurance proceeds recorded in 1999.

[Page 29]

YEAR-TO-DATE 2000 COMPARED WITH YEAR-TO-DATE 1999

The Corporation reported consolidated net sales of $16.3 billion and net income of $636 million for the nine months ended September 30, 2000, compared with net sales of $12.8 billion and net income of $736 million for the nine months ended October 2, 1999. Included in the first nine months of 2000 are $5.2 billion and $297 million of net sales, respectively, from the Unisource operations and Wisconsin Tissue operations that were acquired in 1999.

Interest expense increased $81 million to $431 million in the first nine months of 2000 compared with $350 million in the first nine months of 1999, principally as a result of higher debt levels and interest rates.

The effective tax rate was 38 percent for the nine months ended September 30, 2000. The effective tax rate was 39 percent for the nine months ended October 2, 1999.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 12 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $4.3 billion and operating profits of $404 million for the nine months ended September 30, 2000, compared with net sales of $4.7 billion and operating profits of $945 million in 1999. During the third quarter of 2000, the Corporation incurred $24 million of one-time unusual charges related to the shutdown of a gypsum plant and sale of its chemical business. Return on sales decreased to 10 percent from 20 percent a year ago, excluding these one-time unusual charges. The decrease in profits is primarily due to a 17 percent decrease in average plywood selling prices and a 22 percent decrease in gypsum sales volumes. These decreases were offset slightly by a 7 percent increase in average particleboard selling prices.

BUILDING PRODUCTS DISTRIBUTION
The building products distribution division reported net sales of $3.4 billion and operating profits of $22 million for the nine months ended September 30, 2000, compared with net sales of $3.8 billion and operating profits of $57 million in the first half of 1999. The decrease in operating profits is due principally to lower building products selling prices which reduced margins for commodity and specialty products.

TIMBER
The Corporation's timber segment reported net sales of approximately $299 million and operating profits of $207 million for the nine-month period ended September 30, 2000, compared to net sales of $418 million and operating profits of $371 million for the nine months ended October 2, 1999. The 1999 results included a one-time, pre tax gain of $84 million from the sale of timberlands in Maine and New Brunswick. Excluding this gain, operating profit decreased $80 million in the first nine months of 2000 compared to the same period of 1999. The decrease in operating profits is primarily due to lower harvest volumes resulting from a smaller land base following the 1999 sale of one million acres of timberlands. Continued dry conditions, which increase timber accessibility, and sporadic mill downtime also resulted in reduced demand and lower prices for sawtimber.

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $2.0 billion and operating profits of $413 million in the first nine months of 2000 compared with net sales of $1.8 billion and operating profits of $194 million in the same 1999 period. During the first nine months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24 million. Excluding this gain on asset sales, return on sales increased to 20 percent in 2000 compared to 11 percent in 1999. The increase in year-over-year operating profit was due primarily to higher average selling prices for medium and linerboard of 39 percent and 24 percent, respectively and 14 percent higher average selling prices for packaging products. During the first nine months of 2000 and 1999, the Corporation incurred market-related paper machine slowback or shutdowns at its containerboard mills, resulting in a reduction in containerboard production of approximately 228,000 tons and 12,000 tons, respectively.

[Page 30]

PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $3.3 billion and operating profits of $461 million for the nine-month period ended September 30, 2000, which included net sales and operating profits of $297 million and $24 million, respectively, from the Wisconsin Tissue operations. For the first nine months of 1999, the segment reported net sales of $2.7 billion and operating profits of $113 million. Return on sales increased to 14 percent compared with 4 percent for the same period a year ago, principally due to an increase in average prices for all of the Corporation's pulp and paper products. Average pulp prices for the first nine months of 2000 were approximately 40 percent above prices in the same 1999 period, and average prices of communication papers for the first nine months of 2000 were approximately 13 percent above year-ago levels. Average selling prices in the first nine months of 2000 for tissue were comparable to 1999 prices; however, sales volume increased 37 percent principally as a result of the combination of Wisconsin Tissue's operations with those of the Corporation's tissue business beginning on October 3, 1999 when the Georgia-Pacific Tissue joint venture was formed.

PAPER DISTRIBUTION
The Corporation's paper distribution segment, which constitutes Unisource, reported net sales of $5.2 billion and operating profits of $122 million in the first nine months of 2000. Net sales and operating profits in the first nine months of 1999 were $1.7 billion and $43 million, respectively. The Corporation acquired Unisource at the end of the second quarter of 1999.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by 9 percent to a loss of $178 million in the first nine months of 2000 from a loss of $163 million in the first nine months of 1999, resulting primarily from income from insurance proceeds recorded in 1999.

[Page 31]

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $1.3 billion for the nine months ended September 30, 2000 compared with $973 million a year ago. The increase in cash provided from operating activities is primarily a result of a significant reduction in working capital. The Corporation focused on reducing working capital during the third quarter of 2000 and expects additional reductions to working capital in the fourth quarter of 2000.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended September 30, 2000 were $615 million, which included $152 million in the building products segment, $7 million in the building products distribution segment, $1 million in the timber segment, $69 million in the containerboard and packaging segment, $279 million in the pulp and paper segment, $39 million in the paper distribution segment and $68 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $900 million in 2000, excluding the cost of any acquisitions.

Cash paid for timber and timberlands was $182 million in the first nine months of 2000 compared with $143 million in 1999.

During the first nine months of 2000, the Corporation received $46 million of proceeds from the sale of assets, compared with $68 million in the same period of 1999. During the first nine months of 2000, the Corporation received $42 million of proceeds from the sale of assets relating primarily to the sale of certain containerboard and packaging assets, and recognized a pretax gain of $25 million. During the first nine months of 1999, the Corporation sold approximately 390,000 acres of timberlands in the Canadian province of New Brunswick and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million. In conjunction with the sale of the Maine timberlands, the Corporation received notes from the purchaser in the amount of $51 million, which were monetized in November 1999 through the issuance of notes payable in a private placement.

At the end of the second quarter of 1999, the Corporation acquired approximately 91% of the outstanding shares of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America. The value of the transaction was $12 in cash per share of Unisource stock, or approximately $843 million, plus the assumption of approximately $785 million in debt. Through October 2, 1999, the Corporation had paid $828 million for shares of Unisource stock that had been tendered. During the first nine months of 2000, the Corporation paid an additional $2 million for shares of Unisource that were tendered.

During the first nine months of 1999, the Corporation also completed the acquisition of a packaging plant, four treated lumber facilities and a chemical business for a total consideration of approximately $69 million in cash.

FINANCING ACTIVITIES. The Corporation's total debt decreased by $290 million to $6,734 million at September 30, 2000 from $7,024 million at January 1, 2000. At September 30, 2000 and January 1, 2000, $5,756 million and $6,054 million, respectively, of such total debt was allocated to Georgia-Pacific Group and $978 million and $970 million, respectively, of such debt was allocated to The Timber Company.

At September 30, 2000, the Corporation's weighted average interest rate on its total debt, excluding the senior deferrable notes issued in connection with the PEPS transaction, was 7.3% including the accounts receivable secured borrowing program and outstanding interest rate exchange agreements. At September 30, 2000, these interest rate exchange agreements effectively converted $508 million of floating rate obligations with a weighted average interest rate of 6.8% to fixed rate obligations with an average effective interest rate of 6.1%. These agreements have a weighted average maturity of approximately 2.4 years. In July 2000, $100 million of interest rate exchange agreements terminated.

The Corporation has extended its $750 million accounts receivable secured borrowing program through October 2001. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in April 2001 and the Canadian agreement expires in May 2004. At September 30, 2000, approximately $946 million was outstanding under the Corporation's programs in the aggregate. The receivables outstanding under these

[Page 32]

programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

In July 2000, the Corporation amended its $2 billion unsecured revolving credit facility. Under the amended agreement, $1 billion will terminate in July 2001 and the remaining $1 billion will terminate in 2004. This unsecured revolving credit facility is used for direct borrowings and as support for commercial paper and other short-term borrowings. As of September 30, 2000, $1,146 million of committed credit was available in excess of all short-term borrowings outstanding under or supported by the facility.

As of September 30, 2000, the Corporation's total floating rate debt, including the accounts receivable secured borrowing program, exceeded related interest rate exchange agreements by $1.8 billion.

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors. The Corporation may hedge interest rate exposure through the use of swaps and options, and may hedge foreign exchange exposure through the use of forward contracts. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations. The Corporation does not utilize derivatives for speculative purposes. Derivative instruments are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of September 30, 2000. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.
(In millions) ---------------	2000 -------	2001 -------	2002 -------	2003 -------
Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Notes and debentures	-	-	$ 300	$ 314
Average interest rates	-	-	10.0%	6.7%
Revenue bonds	$ 12	$ 6	$ 73	-
Average interest rates	4.3%	5.8%	5.5%	-
Capital lease	$ 1	$ 1	$ 1	$ 1
Average interest rates	9.9%	9.9%	10.0%	10.2%
Other loans	$ 3	$ 6	-	-
Average interest rates	7.1%	7.1%	-	-
Senior deferrable notes	-	-	$ 863	-
Average interest rates	-	-	7.2%	-
Notional principal amount of interest rate exchange agreements	$ 50	-	$ 158	$ 300
Average interest rate paid (fixed)	6.8%	-	6.1%	5.9%
Average interest rate received (variable)	6.7%	-	6.6%	6.8%

[Page 33]

(In millions) ---------------	2004 -------	Thereafter -------------	Total -------	Fair value Sept. 30, 2000 ---------------
Debt
Commercial paper and other short-term notes	-	$ 1,800	$ 1,800	$ 1,800
Average interest rates	-	7.0%	7.0%	7.0%
Notes and debentures	-	$ 3,382	$ 3,996	$ 3,857
Average interest rates	-	8.4%	8.4%	8.4%
Revenue bonds	$ 33	$ 517	$ 641	$ 611
Average interest rates	5.4%	5.7%	5.6%	7.7%
Capital leases	$ 1	$ 7	$ 12	$ 11
Average interest rates	10.5%	10.7%	10.1%	7.8%
Other loans	-	-	$ 9	$ 9
Average interest rates	-	-	7.1%	7.1%
Senior deferrable notes	-	-	$ 863	$ 865
Average interest rates	-	-	7.2%	7.7%
Notional principal amount of interest rate exchange agreements	-	-	$ 508	$ 1
Average interest rate paid (fixed)	-	-	6.1%	6.1%
Average interest rate received (variable)	-	-	6.8%	6.8%

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

The Corporation also may enter into foreign currency exchange agreements and commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at September 30, 2000.

In October 2000, the Corporation registered for sale up to $2.25 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. This filing will bring the total amount of debt and equity securities registered for sale up to $3.0 billion. The Corporation expects to use any proceeds from the sale of these securities for general purposes, which may include the refinancing of existing debt, the reduction of debt, possible acquisitions, and investments in, or extension of credit to, its subsidiaries.

In conjunction with the sale of 194,000 acres of the Corporation's California timberlands in December 1999, the Corporation received notes from the purchaser of $397 million. These notes were monetized on October 25, 2000, through the issuance of commercial paper secured by the notes. Net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company.

Effective with the agreements to acquire Fort James and dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of Georgia-Pacific Group common stock or The Timber Company common stock. Accordingly, the Corporation did not purchase any shares of either Georgia-Pacific Group common stock or The Timber Company common stock during the third quarter of 2000. During the first six months of 2000, Georgia-Pacific Group purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $63 million ($36.14 average per share), all of which were held as treasury stock at September 30, 2000. In February 2000 the Board of Directors approved the Corporation's purchase of up to $100 million of Georgia-Pacific Group's common shares in each of February, March and April 2000 despite the Corporation and Georgia-Pacific Group being above target debt levels. During the first six months of 2000, The Timber Company purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at September 30, 2000. The Corporation does not expect to purchase additional shares of Georgia-Pacific Group or The Timber Company common stock in the foreseeable future.

[Page 34]

From December 1997 through September 30, 2000, the Corporation purchased on the open market approximately 24,065,000 shares of the Georgia-Pacific Group stock at an aggregate price of approximately $768 million ($31.92 average per share) and approximately 14,388,000 shares of The Timber Company stock at an aggregate price of approximately $331 million ($22.98 average per share).

During the first nine months of 2000 and 1999, the Corporation paid $125 million and $128 million, respectively, in dividends.

On July 16, 2000, the Corporation signed a definitive agreement to acquire all outstanding shares of Fort James. Under the terms of this agreement, the Corporation will acquire all outstanding shares of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The transaction, which includes the assumption of approximately $3.5 billion of Fort James debt, is valued at approximately $11 billion. The transaction is also subject to receipt of applicable governmental approvals and the satisfaction of customary closing conditions. On October 13, 2000, the Corporation launched its exchange offer for all of the outstanding shares of Fort James Corp. under the merger agreement. The offer and withdrawal rights are scheduled to expire at midnight on November 9, 2000, but may be extended by the Corporation. Both the Corporation and Fort James have complied with a "second request" for documents from the U.S. Department of Justice under the H art-Scott-Rodino Antitrust Improvements Act. Also in connection with this acquisition, the Corporation made arrangements during the third quarter of 2000 for up to $10 billion of bank senior credit facilities at various interest rates to be used for the Fort James acquisition. This business combination will be accounted for using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

In connection with the Fort James acquisition, the Corporation announced that it is preparing to divest approximately 250,000 tons of tissue manufacturing capacity. During the third quarter of 2000, the Corporation also announced the potential sale of certain commodity and non-strategic businesses, including the market pulp operations at Brunswick, Ga., New Augusta, Miss., and Woodland, Maine, as well as the chemical business. The Corporation expects to treat the market pulp and chemical businesses as discontinued operations once a sale measurement date has been reached.

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek. Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption of approximately $1 billion of The Timber Company debt, is valued at approximately $4 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, receipt of a ruling from the Internal Revenue Service that the redemption of The Timber Company stock will be tax-free to the Corporation and to the shareholders of The Timber Company, and receipt by the Corporation of an opinion from counsel that the mergers into Plum Creek will qualify as tax-free reorganizations. The transaction is also subject to receipt of governmental approvals and the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved. Closing is expected by the end of the first quarter of 2001.

In 2000, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, excluding the acquisition of Fort James, pay dividends and make scheduled debt payments.

OTHER. The Corporation employs approximately 59,000 people, approximately 27,000 of whom are members of unions. The Corporation considers it relationship with its employees to be good. Fifty-three union contracts are subject to negotiation and renewal in 2000, including nine at large paper facilities. Twenty-five contracts were renewed during the first nine months of 2000.

In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance

[Page 35]

sheet and measure those instruments at fair value. Georgia-Pacific Corporation will be required to adopt SFAS No. 133 in 2001. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. Management has evaluated the effect of this statement on Georgia-Pacific's derivative instruments: primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the Corporation's consolidated financial position.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Corporation has evaluated SAB 101 and believes that it is in compliance with this bulletin and that this bulletin will not have any effect on results of operations or financial position of the Corporation.

In May 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") effective in the fourth quarter of 2000. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. It requires that an entity recognize the cost of the sales incentive at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. EITF 00-14 also requires that the reduction in or refund of the selling price of the product resulting from any sales incentive be classified as a reduction of revenue. Management is evaluating the effect of this Issue and believes that EITF 00-14 represents potential reclassification of expense amounts and that it will have no effect on the Corporation's results of operations or financial position.

In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that include them. The Corporation has evaluated EITF 00-10 and believes that it is in compliance with this Issue and that this Issue will have not have a significant effect on expense classifications, results of operations or financial position of the Corporation.

Also in September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is evaluating this statement and its effect on the Corporation's disclosures in the financial statements.

[Page 36]

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

[Page 37]

PART II - OTHER INFORMATION

---------------------------

GEORGIA-PACIFIC CORPORATION

SEPTEMBER 30, 2000
Item 1.	Legal Proceedings

The information contained in Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

U.S. Environmental Protection Agency ("EPA") determined that a removal action was necessary for a hardwood sawmill site located in Plymouth, North Carolina (the "Site") which was sold by the Corporation in 1985. The cleanup of the Site is completed. EPA delisted the Site from The National Priorities Listing. Studies of the river are ongoing by various parties.

The U.S. Environmental Protection Agency ("EPA") brought action against the Corporation's Elk Grove resins facility for zinc waste water exceedances that occurred prior to 1996. Negotiations between U.S. Environmental Protection Agency and the Corporation have resulted in a settlement agreement, subject to public notice and a 30-day comment period. The Corporation expects this matter to be resolved by early 2001.

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

[Page 38]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November ___, 2000	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff ---------------------------- Danny W. Huff, Executive Vice President -Finance and Chief Financial Officer

by /s/James E. Terrell ---------------------------- James E. Terrell, Vice President and Controller (Chief Accounting Officer)

[Page 39]