Form 10-K
period 2000-12-30
GEORGIA PACIFIC CORP
filed 2001-02-20
CIK 41077

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended December 30, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to

                         Commission File Number 1-3506

                               ----------------

                          GEORGIA-PACIFIC CORPORATION
            (Exact name of registrant as specified in its charter)

                Georgia                              93-0432081
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                          133 Peachtree Street, N.E.,
                            Atlanta, Georgia 30303
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (404) 652-4000

          Securities registered pursuant to Section 12(b) of the Act:

                               ----------------

                                                       Name of Each Exchange
                  Title of Each Class                  on which Registered
                  -------------------                  ---------------------
 Georgia-Pacific Corporation--Georgia-Pacific Group
  Common Stock ($.80 par value)......................  New York Stock Exchange
 Georgia-Pacific Corporation--Timber Group Common
  Stock ($.80 par value).............................  New York Stock Exchange
 Premium Equity Participating Security Units--PEPS
  Units..............................................  New York Stock Exchange
 Georgia-Pacific Group Rights to Purchase Series B
  Junior Preferred Stock (no par value)..............  New York Stock Exchange
 Timber Group Rights to Purchase Series C Junior
  Preferred Stock (no par value).....................  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of the close of business on February 12, 2001, the registrant had 225,743,844 shares of Georgia-Pacific Group Common Stock outstanding and 80,469,329 shares of Timber Group Common Stock outstanding.

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 12, 2001 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are "affiliates") was $6,778,506,705 for Georgia-Pacific Group Common Stock and $2,535,103,107 for Timber Group Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:


  1. The Corporation's definitive Proxy Statement which the Corporation intends to file on or prior to March 31, 2001, for use in connection with the Annual Meeting of Shareholders to be held on May 1, 2001, portions of which are incorporated by reference into Part III of this Form 10-K.

                          GEORGIA-PACIFIC CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 30, 2000

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................    9
 Item 3.  Legal Proceedings.............................................    9
 Item 4.  Submission of Matters to a Vote of Security Holders...........    9

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   10
 Item 6.  Selected Financial Data.......................................   10
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   10
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   24
 Item 8.  Financial Statements and Supplementary Data...................   24
          Changes in and Disagreements With Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   96

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   96
 Item 11. Executive Compensation........................................   98

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   98
 Item 13. Certain Relationships and Related Transactions................   98

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   98

          Index to Exhibits.............................................  102

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

    "Timber Group stock" or "The Timber Company Stock" refers to the Corporation's Timber Group common stock, par value $.80.

  Georgia-Pacific Corporation consists of two separate operating groups, the Georgia-Pacific Group and The Timber Company. The performance of these distinct businesses is reflected separately by two classes of common stock. The Georgia-Pacific Group consists of all of the Corporation's manufacturing mills and plants, its building products distribution business and its paper distribution business. The facilities manufacture and sell a wide variety of pulp, paper and consumer products (including pulp, paper, containerboard, packaging, tissue, and disposable tableware) and manufactured building products (including plywood, oriented strand board and industrial panels, lumber, gypsum products, chemicals and other products). The Timber Company consists of approximately 4.7 million acres of timberlands owned or leased by the Corporation, together with related facilities and equipment. In 2000, these timberlands supplied approximately 14% of the overall timber requirements of the Corporation's manufacturing facilities which was 61% of The Timber Company's net sales.

  Additional information pertaining to the Corporation's businesses, including operating segments, is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries--Management's Discussion and Analysis" and "Georgia-Pacific Corporation and Subsidiaries--Sales and Operating Profits by Operating Segment presented on page 94, and in Notes 1 and 2 of the Corporation's Consolidated Financial Statements, presented on pages 32 through 44 in each case under Item 8 of this Form 10-K.

Georgia-Pacific Group

  The Georgia-Pacific Group has grown through expansion and acquisitions to become one of the world's leading manufacturers and distributors of building products, pulp and papers, and tissue products. Among North American producers, the Georgia-Pacific Group (the "Group") ranks first in the production of tissue paper products, disposable tableware, industrial panels, wood bonding resins and industrial thermosetting resins; second in the production of structural wood panels, paper (uncoated free-sheet) and gypsum wallboard; third in lumber products and market pulp; fourth in linerboard and medium; and fifth in corrugated packaging. The Group's building products distribution business leads in supplying wholesale building products in the United States. The Group's paper distribution business, Unisource, is one of the largest distributors of paper and supplies in North America. The Group's chemicals business also supplies paper chemicals and tall oil based chemicals.

  Most products of the Georgia-Pacific Group are made of solid wood, virgin and recycled wood fiber, or wood by products. Georgia-Pacific Group sources the majority of these readily-available raw materials from private timber owners, independent log merchants and brokers, and recycled fiber brokers. Approximately 14% of the Georgia-Pacific Group's timber needs are supplied by The Timber Company under a long-term contract.

  Georgia-Pacific Group operates its production facilities in four operating business segments: Building Products, Containerboard and Packaging, Bleached Pulp and Paper, and Consumer Products. Operating segment descriptions follow.

Building Products Segment

  The Georgia-Pacific Group is a leading manufacturer and distributor of building products in the United States. The building products segment manufactures wood panels (including plywood, oriented strand board ("OSB") and industrial panels), lumber, gypsum products, chemicals and other products. These products are manufactured at 127 facilities in the U.S., 7 plants in Canada, two plants in South America, and through a joint venture in South Africa. These products are sold directly to industrial customers, independent dealers and wholesalers, and large building product retailers or through our building products distribution business. The segment is the largest distributor of building products in North America.

  The building products business is affected by the level of housing starts; the level of home repairs, remodeling and additions; commercial building activity; the availability and cost of financing; and changes in industry capacity. The demand for building products business tends to be stronger during the second and third quarters when weather conditions favor construction. Exports for the building products segment in 2000 were $220 million (approximately 3% of segment sales), primarily to the Caribbean and Europe.

  Wood Panels. A leading producer of structural wood panels in the United States, the Georgia-Pacific Group accounts for about 24% of domestic capacity. The segment's 16 softwood plywood plants and seven OSB plants can produce in excess of 7.8 billion square feet of panels annually. With most of these plants located in the Southeast, the business benefits from an ample supply of timber, favorable weather conditions, regional population growth, national economic growth and other factors. OSB is a structural panel made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood including roof decking, sidewall sheathing and floor underlayment. Late in 2000, the Georgia-Pacific Group completed construction of a new OSB plant in Calhoun County Arkansas which will produce approximately 410 million square feet (3/8") of OSB annually. This plant will ultimately replace older, less efficient structural panel capacity.

  Industrial Panel Products. The building products segment leads in production of manufactured board products for industrial and construction applications. Twenty mills manufacture hardboard, particleboard, panelboard, softboard, hardwood plywood, decorative panels and medium-density fiberboard. Applications include furniture, cabinets, housing, retail fixtures, and other industrial products. In 2000, the segment closed its Little Rock, Arkansas hardboard plant and sold its Lebanon, Oregon hardboard plant. The combined capacity of these facilities was 266 million square feet (1/8" basis) or approximately 21% of annual hardboard capacity as of January 1, 2000.

  Lumber. The third-largest lumber producer in North America, the Georgia-Pacific Group annually manufactures about 2.7 billion board feet or approximately 5% of domestic lumber production. Most of the Group's 36 lumber mills are located in the U.S. South. Lumber products are manufactured from Southern pine, a variety of Appalachian and Southern hardwoods, redwood, cedar, spruce, hemlock and Douglas fir.

  In addition, the segment ranks as one of the top producers of pressure-treated lumber in the nation. Operating from 12 facilities, the segment has the capacity to pressure-treat more than one billion board feet of lumber annually. Pressure treated lumber is used primarily in construction of outdoor structures such as decks, fences, bridges and playground equipment.

  Demand for the building products segment's engineered lumber products has increased in recent years as wood I-joists (made from veneer, OSB and sawn lumber) appear to have increasingly become the product of choice for floor joist applications. Laminated veneer lumber ("LVL") and wood I-joists are designed to meet the precise structural performance requirements of roofing and flooring systems. The segment produces both LVL and I-joists to precise structural specifications in two facilities.

  Gypsum Products. The Georgia-Pacific Group operates 19 gypsum board plants throughout the U.S. and Canada and is one of the three largest producers of gypsum wallboard in North America, with an annual capacity of 6.7 billion square feet. Gypsum products include wallboard, Dens specialty panels, fire-door cores, industrial plaster and joint compound. In addition, the business is vertically integrated in both paper and gypsum rock operating four recycled gypsum paperboard mills and nine gypsum quarries/mines. Gypsum reserves are approximately 302 million recoverable tons, an estimated 49-year supply at current production rates.

  In 2000, the business' older technology, higher-cost gypsum wallboard facility in Grand Rapids, Michigan was closed. This facility had annual capacity of 380 million square feet representing over 5% of the Group's January 1, 2000 gypsum production capacity.

  Chemicals. The chemical business is the forest products industry's leading supplier of wood bonding resins, industrial thermosetting resins, paper chemicals, and tall oil based chemicals. The business ships more than 6 billion pounds of thermosetting resins, formaldehyde, pulp chemicals, and paper chemicals annually from 19 plants to most of the major buyers of these products. In January 2001, the business acquired the balance of its Chilean and Argentinean joint ventures from Masisa S.A. It also operates through a joint venture in South Africa. The segment also produces chemicals and resins for use in a variety of specialty applications in other industries, including roofing, thermal insulation, metalworking, coatings, fertilizer, and transportation. In 2000, the chemicals business was identified as a non-strategic asset of the Corporation and the Corporation announced the potential sale of this business.

  Building Products Distribution. The building products distribution business is the leading domestic wholesaler of building products. It sells building products to independent dealers, industrial customers and large home improvement centers from 64 locations throughout the U.S. and one in Canada. The building products distribution business provides a nationwide outlet for a significant portion of the Georgia-Pacific Group's building products. It also sells building products purchased from third parties, which make up approximately 64% of the business' sales. Building products distribution's geographic coverage and product breadth are unmatched in North America.

Containerboard and Packaging Segment

  The containerboard and packaging segment focuses on providing packaging solutions for a wide variety of industrial customers. Its primary products include containerboard, corrugated containers and packaging. Annual capacity at the Group's four containerboard mills of 3.7 million tons represents about 10% of total U.S. capacity. The segment's 50 corrugated packaging plants consume approximately 70% of the segment's containerboard production; the remainder is sold to independent box converters in the United States, Latin America and Asia. One of the largest domestic producers of containerboard, the containerboard and packaging segment is the second largest supplier of containerboard to independent converters in the U.S. Markets for containerboard and packaging products are affected primarily by changes in industry capacity and the level of industrial activity in the U.S. and export markets. Containerboard exports totaled 332,000 tons during 2000 compared to 1999's level of 460,000 tons.

  In addition to standard corrugated containers, the segment's packaging plants manufacture many specialty packaging products. These include display-ready corrugated packaging that works interchangeably with our line of returnable plastic containers, double and triple-wall boxes, bulk bins, water-resistant packaging, and high-finish and preprinted packaging for point-of-sale displays. The Technology and Development Center in Norcross, Georgia, uses state-of-the-art technology to design and test packaging for customers.

Bleached Pulp and Paper Segment

  The bleached pulp and paper segment produces market pulp, paper and other products at 18 facilities in North America. Combined production capacity for pulp and paper is 6.8 million tons. The bleached pulp and paper segment's mills are among the industry's lowest cost producers. An initiative over the past several years has motivated employees throughout the mill system to find ways to continually reduce costs, increase quality, and reduce maintenance spending. Markets for pulp and paper products are affected primarily by changes in industry capacity, the level of economic growth in the U.S. and export markets, and fluctuations in currency exchange rates. Exports from this business segment consist chiefly of market pulp bound for Asia, Europe, and Latin America. In 2000, exports for the bleached pulp and paper segment were $1.5 billion, approximately 17% of segment sales.

  Paper. The Georgia-Pacific Group is the nation's second-largest domestic producer of paper. Also known as uncoated free-sheet, paper is used in office copy machines and printers, commercial printing, business forms, stationery, tablets, books, envelopes, labels and checks. The bleached pulp and paper segment's eight uncoated free-sheet paper mills have a combined annual capacity of 2.8 million tons, approximately 19% of U.S. capacity. These products are sold through our paper distribution business, other major paper distributors, office product distributors, printing equipment manufacturers, retailers and converters. Products are sold under a variety of brand names including: Microprint, Quantum, Spectrum, EUREKA, Nekoosa Solutions, Valorem, Geocycle, HOTS, St. Croix, Re-Comm and Westminster.

  In 2000, the paper business continued to focus on its strategy of reducing costs and improving customer service levels. This business completed the introduction of a major systems initiative that management believes will enable the business to continue to optimize paper machine productivity, decrease order fulfillment time, and reduce transportation and inventory costs.

  Also in 2000, the business became the exclusive manufacturer of the most recognized brand name in office papers, Xerox(R). Xerox copy paper is preferred by consumers and commands a premium price over manufacturers brands and store brands.

  Late in 2000, the business permanently closed its Kalamazoo, Michigan mill and a small paper machine in the Nekoosa, Wisconsin mill. Combined, these closures represented 155,000 tons of production or 6% of the segment's uncoated freesheet capacity.

  Market Pulp. The Georgia-Pacific Group ranks third in the production of market pulp worldwide. The bleached pulp and paper segment includes nine pulp mills with a combined annual capacity of nearly 3.7 million tons, approximately 19% of U.S. capacity. These mills produce primarily Southern softwood and Northern hardwood pulps sold to industrial users for the manufacture of many paper grades. The segment also is a major supplier of fluff pulp and other specialty pulps. Fluff pulp is used primarily in the manufacture of disposable diapers and other sanitary items.

  In 2000, the market pulp operations at Leaf River, Mississippi; Brunswick, Georgia; and Woodland, Maine were identified for potential divestiture. These facilities have the capacity to produce nearly 1.8 million tons of market pulp and represent over 80% of Georgia-Pacific's market pulp capacity. There can be no assurance that those operations will be sold in 2001.

  Bleached Board. The bleached pulp and paper segment produces bleached paperboard for use in frozen food containers, food service items and other products. Our bleached paperboard products are sold primarily through our joint venture with Gulf States Paper Company under the CartonMate paperboard trademark.

  Paper Distribution. Unisource Worldwide, Inc. ("Unisource") is a leading distributor of printing and imaging paper, packaging systems, and sanitary maintenance supplies in North America. Unisource operates primarily in the United States, 23 locations in Canada, and 27 locations in Mexico, and is a large distributor for most major paper producers in North America, including the Georgia-Pacific Group's paper and packaging businesses. The segment operates from 15 customer service centers, 171 warehouses, and 69 Paper Plus retail store locations in the United States. The paper distribution segment is affected by the level of economic activity in the United States, Canada and Mexico and the pricing environment of paper and paper products.

  Unisource sells and distributes high-quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as to corporate and retail copy centers, in-plant print facilities, government institutions and other paper intensive businesses. Unisource also sells and distributes a broad range of packaging and maintenance supplies, equipment and services (principally to manufacturers, food processors, and retailers); maintenance supplies and equipment such as carton erectors, baggers and filers as well as films, shrink-wrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and food service supplies such as films and food wraps, food containers and disposable apparel for food service workers. Roughly two thirds of Unisource's revenue is derived from printing and imaging and one third from packaging and supplies.

Consumer Products Segment

  On November 27, 2000 Georgia-Pacific Group completed the acquisition of Fort James Corporation ("Fort James") for approximately $11 billion. Fort James shareholders received $29.60 cash and 0.2644 shares of Georgia-Pacific Group common stock for each share of Fort James. The acquisition was accounted for using the purchase method. Nearly all the businesses acquired are now included in the Consumer Products segment of Georgia-Pacific Group.

  The assets acquired in the Fort James transaction, combined with the existing tissue assets of Georgia-Pacific Group, form this new business segment. It is the largest North American producer of tissue products, a leading manufacturer of tissue products in Europe, and the largest and best known producer of disposable tableware in North America. The segment's products include a wide array of branded and private label consumer and commercial tissue products. These include bath tissue, paper towels and napkins, which are made from virgin and recycled fibers, as well as disposable plates, cups and cutlery. Primary production of these products takes place in 29 tissue mills throughout Europe and the United States and 12 disposable tableware plants in the United States. Worldwide tissue capacity is approximately 6 million tons, making this segment the world's largest producer of tissue products. In 2000, export and foreign sales accounted for approximately $225 million, or 9% of segment sales. Because the results of the segment include only one month of the results from the acquired Fort James assets, management expects 2001 foreign and exports sales to be substantially higher. Markets for tissue products are generally influenced by population growth, changes in per capita consumption, and levels of economic activity in a geographic market.

  In connection with the acquisition, Georgia-Pacific agreed to divest 368,000 tons of tissue manufacturing capacity, associated converting facilities, and the sales and marketing functions that support them, under a consent decree with the U.S. Department of Justice. In January 2001, a definitive agreement for the sale of these assets was reached with Svenska Cellulosa Aktiebolaget ("SCA") for approximately $850 million. Finalization of this sale is expected late in the first quarter of 2001. The majority of this business is in the "away from home" tissue business of the Corporation.

 North American Tissue

  The consumer products segment is the largest producer of tissue products in North America. The business produces both branded and private label tissue products made from virgin and recycled fibers for the at-home and away-from-home markets. Thirteen production and converting facilities located throughout the United States and a single converting facility in Mexico produce finished goods to serve the North American market. In 2000, North American sales accounted for approximately $1,757 million, or 94% of tissue sales. Because the results of the segment include only one month of the results from the acquired assets, management expects sales to be substantially higher going forward while North America's portion of segment sales is expected to decline.

  Retail Tissue. In the retail (or at-home) channel, which accounted for approximately 55% of domestic tissue sales in 2000, Georgia-Pacific Group produces both branded and private label products. The Company's principal retail brands include Quilted Northern and Angel Soft bath tissue (the number two and three bathroom tissue brands, respectively), Brawny and Sparkle paper towels (the number two and three paper towel brands, respectively), and six of the seven leading napkin brands including Mardi Gras napkins (the leading paper napkin brand) and Vanity Fair premium dinner napkins (the number one premium napkin brand). Other retail brands include Sparkle paper napkins (the number three paper napkin brand), and Soft'N Gentle bathroom and facial tissue, MD bath tissue, Mardi Gras towels, Coronet towels and napkins, Zee napkins (number one on the West Coast), and Green Forest towels and napkins.

  Georgia-Pacific also supplies private label or customer brand products to some of the best known retailers in the United States. The Company believes that it is the leading supplier to the U.S. private label towel and tissue market, with an estimated market share between 40% and 45%. Additionally, the Company believes it is the leading supplier of towel, tissue and napkin products to the warehouse club channel, which includes Costco Wholesale Corporation, Sam's Clubs and BJ's Wholesale Club.

  Away-From-Home Tissue. In 2000, the other 45% of domestic tissue sales came from commercial and industrial markets through our paper distribution business (Unisource), independent paper distributors, food service and janitorial distributors, and directly to national fast food accounts for use in restaurants, offices, factories, hospitals, schools and hotels. The Company's principal away-from-home brands include proprietary dispensing systems for the Cormatic, Ultimatic and Guardian brands; Envison, the leading brand of environmentally positioned 100% recycled tissue, towel and napkin products; and Preference Ultra premium, Preference near premium, and Acclaim economy tissue, towel and napkin products. With an estimated market share of approximately 39%, Georgia-Pacific believes it is now the leading producer of towel and tissue products in the U.S. away-from-home channel.

 European Tissue

  The European tissue business is a leading supplier of paper-based consumer products in many European countries. Product lines in both the retail and away-from-home markets include bathroom and facial tissue, paper towels and napkins. Retail sales include both branded and private label products. The Company also markets feminine hygiene products and pharmacy supplies in select countries. These products are manufactured across Europe in 11 mills with an annual capacity of over 810 thousand tons. Seven stand-alone converting plants strategically located through our markets supplement converting operations located at the primary production mills. The combined network provides cost-effective market reach given the much higher European distribution costs and the resulting decrease in the maximum practical distribution radius from any one mill site.

  In 2000, European sales accounted for approximately $119 million, or 6% of tissue sales. Because the results of the segment include only one month of results from the Fort James assets, European sales are expected to be substantially higher going forward. Historically, annual European sales of Fort James, as adjusted for reclassifications, have been in the $1.6 to $1.7 billion range.

  During 2000, tissue-based products accounted for approximately 87% of European annual sales with the balance comprised of feminine hygiene products, ancillary products, such as health care and pharmacy items, and unconverted tissue parent rolls. Georgia-Pacific sells its towel and tissue products through both retail and away-from-home distribution channels in Europe. Approximately 78% of European towel and tissue sales were into retail distribution channels and 22% were into away-from-home and other channels. Sales into retail channels are supported by both branded and private label product offerings.

  The Company's principal European brands include Lotus bathroom tissue and handkerchiefs (both hold the number one position in France), Moltonel bathroom tissue (the number two tissue in France), Lotus kitchen towels (the number two kitchen towel in the Netherlands), O'Kay kitchen towels (the number one kitchen towel in France), Colhogar kitchen towels and bathroom tissue (both hold number one positions in Spain), KittenSoft towels and bathroom tissue (both hold number one positions in Ireland), EMBO bathroom tissue (the number one tissue in Finland), Tenderly bathroom tissue (the number three tissue in Italy), Delica kitchen towels and bathroom tissue (the number one towel and number two bath tissue in Greece), Vania feminine hygiene products (the leader in France), Selpak premium tissue products (the leader in Turkey) and Demak'Up cotton facial pads (the leader in Europe).

  Georgia-Pacific's largest European operations are in France and the United Kingdom, which combined account for approximately 68% of its European tissue sales. Aggregating retail branded, private label and away-from-home production, the Company believes it is the largest producer of tissue products in France, Spain, Finland, Ireland, and Turkey and the second largest producer in the United Kingdom and Greece.

 Dixie

  The Dixie business, with one of the best known names in disposable plates, cups and cutlery, provides a full range of products for both retail and foodservice distribution channels. Through a twelve-plant network of focused production facilities, Dixie manufactures products for its retail and foodservice customers. The Company's principal retail tabletop brand is Dixie, which has the largest U.S. retail market share for disposable cups and plates. The Company believes that it is also the leading supplier of tabletop products to the warehouse club channel. Foodservice customers include distributors, restaurants, hotels, office buildings, and institutions. The Company believes that it is one of the largest producers of disposable cups, plates and related products for the foodservice industry. Approximately 54% of sales are into retail distribution channels and the remaining 46% are into foodservice distribution channels. Historically, Dixie's annual sales, as adjusted for reclassifications, are approximately $700 million.

The Timber Company

  In July 2000, Plum Creek Timber Company ("Plum Creek") and Georgia-Pacific Corporation signed a definitive agreement to merge Plum Creek and The Timber Company. Completion of the merger is subject to approval by the shareholders of Plum Creek and The Timber Company, and receipt of a ruling from the Internal Revenue Service that the transaction is tax-free to Georgia-Pacific Corporation and the shareholders of The Timber Company and receipt of an opinion of counsel that the merger will qualify as a tax-free reorganization. Following the transaction, Plum Creek will become the second largest private timberland owner in the United States.

  As of February 16, 2001, the Internal Revenue Service had not ruled on the taxable nature of the transaction. Assuming a positive IRS ruling and subsequent shareholder votes, the transaction is expected to close during the second quarter of 2001.

  The Timber Company is engaged in the business of growing and marketing timber. The Company is one of the largest timberland owners in the United States, owning or controlling approximately 4.7 million acres. These timberlands are located in three regions: 3.9 million acres of primarily pine forests in the South; 287,000 acres of primarily Douglas fir forests in Oregon; and 484,000 acres of mixed hardwood forests in the Appalachian and north central regions of the United States. These timberlands are within economic reach of over 1,000 customers and grow various commercial species of trees for industrial wood users. Principal products include softwood sawtimber, softwood pulpwood, hardwood sawtimber and hardwood pulpwood.

  The Timber Company also operates five world-class nurseries, and plants more than 125 million conifer seedlings each year. It does not own or operate logging equipment or converting facilities. Logging operations are performed by independent contractors working for purchasers of the standing timber or, in certain circumstances, for The Timber Company.

  The Timber Company also engages in certain businesses related to ownership and management of its timberlands, including but not limited to the management of hunting leases and mineral rights and the continuous evaluation and sale of selected properties that have greater value as conservation, commercial or recreational sites.

  The Timber Company attempts to maximize shareholder value through the implementation of strategies that constantly focus on merchandising timber for maximum return, maximizing timberland productivity, controlling costs, enhancing the quality of its timberlands portfolio and ensuring environmentally sustainable operations.

  During 2000, The Timber Company negotiated a new timber supply agreement which became effective January 1, 2001 and is subject to an automatic ten year renewal period, unless either party delivers a timely termination notice. This arms-length agreement provides The Timber Company with a stable, long-term customer for approximately one-third of its planned harvest while increasing the amount of its harvest which it can market and merchandise to other customers.

Maximize Timberland Productivity

  Harvest plans and inventory projections reflect The Timber Company's objective of increasing harvest volumes while maintaining its standing timber inventory. Increased harvests will be effected through the use of intensive silvicultural treatments in order to improve growth, and through the replanting of harvested acres with faster-growing, higher-quality trees. Forest productivity initiatives are based on proprietary forest growth systems and processes applied on a site-by-site basis. The Integrated Forest Management System electronically connects stand-level data collected in the field with sophisticated forest growth models and discounted cash flow analysis to "electronically grow and manage" the forests. This system allows forest management on a site-by-site basis to maximize the present value of productive lands. Growth rates are expected to continue to increase into the future through the development and use of genetically enhanced seedlings, improvements in responses to fertilization, vegetation control, thinning, and selective harvesting.

Focus on Cost Control

  The Timber Company has one of the leanest, most productive workforces in the industry generating revenue of approximately $1 million per salaried employee. During 2000, The Timber Company continued to manage general and administrative ("G&A") costs. Since The Timber Company was created in 1997, G&A expenditures have decreased approximately 11%. While the potential for improvements in administrative expenses are unlikely to be a significant value driver going forward, a continuing focus on cost control is a core operating value embraced throughout The Timber Company as part of its focus on maximizing long-term cash flow and value for its shareholders.

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

 Timber Resources

  The principal raw material used by the Corporation is timber. During 2000, The Timber Company supplied 14% of the overall timber requirements of Georgia-Pacific Group's facilities. The prices and terms of the transactions between The Timber Company and Georgia-Pacific Group were determined on an arms length basis pursuant to supply contracts put in place in 1997 at the time of the Corporation's recapitalization which created two separate classes of common stock; The Timber Group and Georgia-Pacific Group. The Corporation purchases its remaining timber requirements from third-party land owners in the open market. No single supplier, other than The Timber Company, supplies more than 10% of the Corporation's timber requirements.

  Additional information pertaining to the Corporation's timber resources is set forth under the caption "The Timber Company" in this item.

 Mineral Resources

  Information pertaining to the Corporation's gypsum resources is set forth under the captions "Georgia-Pacific Group--Building Products--Gypsum Products" in this item.

 Environment

  Information pertaining to environmental issues and the Corporation's expenditures for pollution control facilities and equipment is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries--Management's Discussion and Analysis--Liquidity and Capital Resources--Investing Activities" and Note 12 of the Corporation's Consolidated Financial Statements, and is presented beginning on pages 14 and 70 under Items 7 and 8 of this Form 10-K.

 Employees

  Information pertaining to persons employed by the Corporation is set forth under the captions "Georgia-Pacific Corporation and Subsidiaries--Management's Discussion and Analysis--Liquidity and Capital Resources--Other", and is presented on page 21 under Item 7 of this Form 10-K.

 Trademarks

  Dixie, Microprint, Quantum, Spectrum, Eureka, Nekoosa Solutions, Valorem, Geocycle, St. Croix, Re-Comm, Westminster, Quilted Northern, Angel Soft, Brawny, Sparkle, Mardi Gras, Vanity Fair, Soft 'N Gentle, MD, Coronet, Zee, Green Forest, Cormatic, Ultimatic, Guardian, Envision, Preference Ultra, Acclaim, Lotus, Moltonel, O'Kay, Colhogar, KittenSoft, EMBO, Tenderly, Delica, Vania, DeMak'Up, and Dens-Glass are registered trademarks of Georgia-Pacific Corporation and its subsidiaries.

ITEM 2.PROPERTIES

  The geographic location and capacity of the manufacturing facilities by segment is set forth on Exhibit 99.1 hereto which is hereby incorporated herein by this reference.

  The Corporation's manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from facility to facility. Management believes that its manufacturing facilities, taken as a whole, are well maintained and generally adequate for current operations.

  Utilization of a particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty the productive capacity of a facility, we have estimated capacity in Exhibit 99.1 which is incorporated herein by reference thereto.

  The Corporation generally owns its manufacturing and other facilities, although warehouse and office facilities are often leased. The Corporation examines alternatives for its higher cost facilities, including modernizing, replacing or closing such facilities. The Corporation continually reviews many business opportunities and alternatives, including possible acquisitions or sales of properties.

  Information concerning the Corporation's timber and mineral resources is presented on pages 8 and 9 under Item 1 of this Form 10-K.

ITEM 3.LEGAL PROCEEDINGS

  Information pertaining to the Corporation's Legal Proceedings is set forth in Note 12 of the Corporation's Consolidated Financial Statements which are presented on pages 70 through 73 under Item 8 of this Form 10-K and are incorporated herein by reference thereto.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Georgia-Pacific Group and Timber Group common stock is listed on the New York Stock Exchange and trade under the symbols GP and TGP, respectively. As of the close of business on February 12, 2001, the Georgia-Pacific Group closing stock price was $30.51 and the Timber Group stock price was $31.99, and there were approximately 34,509 record holders of Georgia-Pacific Group stock and 28,712 record holders of the Timber Group stock.

  Information with respect to the Market for the Corporation's Common Equity and Related Stockholder Matters is set forth in a table under the captions "Selected Financial Data--Financial Position, End of Year" on pages 90 through 93 and in Note 14 of the Corporation's Consolidated Financial Statements on page 75 under Item 8 of this Form 10-K which are incorporated herein by reference thereto.

  The Corporation expects to continue to pay quarterly dividends in the amounts set forth in Note 14 of the Corporation's Consolidated Financial Statements on page 75 under Item 8 of this Form 10-K which dividend information is incorporated herein by reference thereto.

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to Selected Financial Data for the Corporation is set forth under the captions "Selected Financial Data--Operations--Georgia-Pacific Corporation and Subsidiaries" and "Selected Financial Data--Financial Position, End of Year," which are presented on pages 87 through 93 under Item 8 of this Form 10-K, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion summarizes the significant factors affecting the results of operations and financial condition of the Corporation during the three fiscal years ended December 30, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Supplemental Information set forth in Item 8 of this report. Financial information specifically concerning the Georgia-Pacific Group and The Timber Company can be found in Note 14 and Note 15 beginning on pages 75 and 76, respectively, of the Corporation's Consolidated Financial Statements and in Supplemental Information on pages 87 through 94.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  Georgia-Pacific Corporation consists of two separate operating groups, the Georgia-Pacific Group and The Timber Company. The performance of these distinct businesses is reflected separately by two classes of common stock:
Georgia-Pacific Group stock and The Timber Company stock. The Georgia-Pacific Group consists of all the Corporation's manufacturing mills and plants, and its distribution businesses. The facilities manufacture and sell a wide variety of pulp and paper products (including pulp, paper, containerboard, packaging, commercial and consumer tissue products (including bath tissue, paper towels and napkins) and disposable tabletop products (including disposable cups, plates and cutlery) and manufactured building products (including plywood, oriented strand board and industrial panels, lumber, gypsum products, chemicals and other products). The Timber Company consists of approximately 4.7 million acres of timberlands owned or leased by the Corporation, together with related facilities and equipment. In 2000, these timberlands supplied approximately 14% of the overall timber requirements of the Corporation's manufacturing facilities which was 61% of The Timber Company's net sales.

2000 Compared with 1999

  The Corporation reported consolidated net sales of $22.2 billion and net income of $505 million for 2000, compared with net sales of $18.6 billion and net income of $1,116 million in 1999. Included in 2000 were $528 million of net sales from the recently acquired Fort James operations. The 1999 results included pretax gains of $355 million ($215 million after taxes) from the sales of the Corporation's timberlands located in California, Maine and New Brunswick, Canada. The factors contributing to the decrease in 2000 net income are described below.

  Interest expense was $639 million in 2000, compared with $495 million in 1999. The increase is the result of higher debt levels, primarily related to the acquisition of Fort James, and higher average interest rates.

  The Corporation reported pretax income of $812 million and an income tax provision of $307 million for the year ended December 30, 2000, compared with pretax income of $1,821 million and an income tax provision of $705 million for the year ended January 1, 2000. The effective tax rate used to calculate the provision for income taxes was 37.8% in 2000 and 38.7% in 1999. The effective tax rate for both years was below the combined statutory federal and state income tax rates due to utilization of state tax credits and foreign sales corporation tax benefits that more than offset nondeductible goodwill amortization expense associated with business combinations. The Corporation expects the effective tax rate for 2001 to be greater than the 2000 effective tax rate because of the increase in nondeductible goodwill amortization expense associated with the Fort James acquisition.

  The remaining discussion refers to the "Selected Operating Segment Data" table below which should be read in conjunction with the more detailed segment information set forth in Note 2 of the Corporation's Consolidated Financial Statements beginning on page 40 and Sales and Operating Profits by Operating Segment on page 94.

                        SELECTED OPERATING SEGMENT DATA

                 Georgia-Pacific Corporation and Subsidiaries

                                                         Year Ended
                                            ------------------------------------
                                            December 30, January 1, December 31,
                                                2000        2000        1998
                                            ------------ ---------- ------------
In millions
Net sales:
 Building products.........................   $ 8,703     $ 9,672     $ 8,834
 Timber....................................       394         526         534
 Containerboard and packaging..............     2,734       2,511       2,221
 Bleached pulp and paper...................     9,085       5,540       2,476
 Consumer products.........................     2,496       1,590       1,442
 Other*....................................    (1,194)     (1,240)     (1,517)
                                              -------     -------     -------
Total net sales............................   $22,218     $18,599     $13,990
                                              =======     =======     =======
Operating profits:
 Building products.........................   $   377     $ 1,202     $   604
 Timber....................................       303         726         364
 Containerboard and packaging..............       512         324          89
 Bleached pulp and paper...................       468         145         (59)
 Consumer products.........................        29         170         160
 Other*....................................      (238)       (251)       (224)
                                              -------     -------     -------
Operating profits..........................     1,451       2,316         934
Interest expense...........................       639         495         443
Provision for income taxes.................       307         705         202
                                              -------     -------     -------
Income before extraordinary item...........       505       1,116         289
Extraordinary item, net of taxes...........        -           -          (15)
                                              -------     -------     -------
Net income.................................   $   505     $ 1,116     $   274
                                              =======     =======     =======

--------
* Includes the elimination of intersegment sales.

 Building Products

  The Corporation's building products segment reported net sales of $8.7 billion and operating profits of $377 million for the year ended December 30, 2000, compared with net sales of $9.7 billion and operating profits of $1,202 million in 1999. Return on sales was 4% in 2000 and 12% in 1999. The primary components of the decrease in 2000 sales and operating profits were 16% lower average plywood prices, 17% lower average softwood lumber prices, 18% lower average OSB prices and a 12% decrease in average gypsum prices coupled with a 23% decrease in gypsum sales volume. Because of weak market conditions in this segment, the Corporation temporarily suspended production at three structural panels and 12 lumber mills during the latter part of 2000. In addition, the Corporation permanently closed the Grand Rapids East, Mich., gypsum plant in September 2000, and recorded a restructuring charge of approximately $8 million for asset write-off, employee termination and facility closure costs. The Corporation expects continued weakness in both demand and pricing in building products markets and lower levels of housing starts to adversely affect operating results for its building products segment in 2001.

 Timber

  The timber segment represents the operations of The Timber Company. For financial information relating to The Timber Company, including statements of income, statements of cash flows, balance sheets, statements of parent's equity and comprehensive income, see Note 15 of the Corporation's Consolidated Financial Statements on page 76. Net sales for the timber segment were $394 million in 2000 and $526 million in 1999. Results for 1999 include $66 million of timber sales from the California, Maine and New Brunswick operations. Operating profits were $303 million in 2000 and $726 million in 1999. Excluding $355 million of pre-tax gains from the sales of the California, Maine and New Brunswick timberlands and $38 million of operating profits generated by those operations, operating profits in 1999 were $333 million. Results for 2000 included $78 million of gains from tactical land sales, compared with gains of $51 million in 1999.

  Compared with larger price declines in lumber and wood panel products, sawtimber prices decreased only 6% year-over-year. Harvest volumes totaled
11.8 million tons in 2000, compared with 14.9 million tons in 1999. While part of the volume decline resulted from the 1999 strategic divestitures, the decline was also attributable to market-related downtime across the forest products industry in 2000, particularly at Georgia-Pacific Group, which elected to defer harvest of approximately 490,000 tons from planned levels until 2001. The timber segment also elected to defer some of its open market timber sales, in an effort to keep local supply in balance with demand and preserve the long-term values of its timberlands.

 Containerboard and Packaging

  The Corporation's containerboard and packaging segment reported net sales of $2.7 billion and operating profits of $512 million for the year ended December 30, 2000, compared with net sales of $2.5 billion and operating profits of $324 million in 1999. During 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales increased to 18% from 13% in 1999. Average selling prices increased in 2000 and ended the year above 1999 levels despite softening demand in the fourth quarter. Average selling prices for linerboard and medium increased 21% and 31%, respectively, while average selling prices for packaging increased 12%. The Corporation expects continued softness in demand for containerboard and packaging in 2001, but expects selling prices to remain relatively constant through the year.

  During 2000 and 1999, the Corporation took market-related paper machine slowback or downtime at its containerboard mills to avoid excess inventories, resulting in a reduction in containerboard production of approximately 271,000 tons and 30,000 tons, respectively.

 Bleached Pulp and Paper

  The Corporation's bleached pulp and paper segment reported net sales of $9.1 billion and operating profits of $468 million for the year ended December 30, 2000. In 1999, the segment reported net sales of $5.5 billion and operating profits of $145 million. Return on sales increased to 5% compared with 3% for the same period a year ago. The increase in net sales and operating profits was due primarily to an increase in average prices for all of the Corporation's bleached pulp and paper, offset somewhat by higher wood fiber and production costs. Average selling prices for pulp and paper during 2000 were approximately 35% and 10%, respectively, above 1999 prices.

  During 2000, the Corporation incurred market-related downtime at its bleached pulp and paper mills, resulting in a reduction in pulp production of 17,000 tons and in paper production of 60,000 tons. In December 2000, the Corporation announced the permanent closure of its Kalamazoo, Mich., paper mill and a permanent closure of a paper machine at its Nekoosa, Wis., operations. In connection with the Kalamazoo paper mill closure, the Corporation recorded a fourth quarter 2000 charge of $57 million for employee termination, asset write-down, mill closure and other costs. In 1999, the Corporation incurred market-related downtime at its pulp and paper mills resulting in a reduction in pulp and paper production of 311,000 tons and 17,000 tons, respectively.

  Selling prices for the Corporation's pulp products increased during 2000 and ended the year at levels higher than 1999. Prices for paper fluctuated during the year and ended the year at levels higher than 1999. The Corporation expects the improving selling price trend to continue through 2001 for paper products. Selling prices for pulp products are expected to decline in 2001. Historically, selling prices for all of the Corporation's pulp and paper products have been volatile and difficult to predict.

  The segment's paper distribution business, which represents the operating results of Unisource, reported net sales of $6.9 billion and operating profits of $158 million in 2000, compared to net sales and operating profits of $3.3 billion and $78 million, respectively, in 1999. The Corporation acquired Unisource and began consolidating its results of operations at the end of the second quarter of 1999.

 Consumer Products

  The Corporation's consumer products segment reported net sales of $2.5 billion and operating profits of $29 million for the year ended December 30, 2000, which included net sales and operating profits of $528 million and $34 million, respectively, from the operations of Fort James that were acquired at the end of November 2000. Fort James' results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. 1999 net sales and operating profits were $1.6 billion and $170 million, respectively. Included in 2000 results was a one-time unusual charge of $204 million for the write-down of assets of the Georgia-Pacific Tissue away-from-home tissue business that will be sold during the first quarter of 2001. Excluding this one-time charge, 2000 operating profits were $233 million and return on sales decreased to 9% compared with 11% in 1999. The increase in 2000 operating profits was due principally to 7% higher average selling prices and to a full year of the Wisconsin Tissue operations, which were combined with those of the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. These increases were offset somewhat by higher energy and wood fiber costs. The Corporation expects pricing for its consumer tissue products to remain strong through 2001.

 Other

  The operating loss for the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $13 million to a loss of $238 million in 2000 from a loss of $251 million in 1999. This decrease was primarily the result of last-in, first-out ("LIFO") inventory valuation adjustments.

Liquidity and Capital Resources

 Operating Activities

  The Corporation generated cash from operations of $1,737 million during 2000 and $1,422 million in 1999. The increase in cash provided by operations in 2000 was primarily a result of a significant reduction in working capital levels.

 Investing Activities

  During 2000, capital expenditures for property, plant and equipment, excluding acquisitions, were $909 million compared with $723 million in 1999. Expenditures in 2000 included $266 million in the building products segment, $3 million in the timber segment, $112 million in the containerboard and packaging segment, $170 million in the bleached pulp and paper segment, $302 million in the consumer products segment, and $56 million of other and general corporate. In 2001, the Corporation expects to make capital expenditures for property, plant and equipment of $1.1 billion.

  During 2000, the Corporation invested $262 million for pollution control and abatement. The Corporation's 2001 capital expenditure budget currently includes approximately $145 million for environment-related projects. Certain other capital projects that are being undertaken for the primary reason of improving financial returns or safety will also include expenditures for pollution control.

  On April 15, 1998, the U.S. Environmental Protection Agency promulgated a set of regulations known as the "Cluster Rule" that establishes new requirements for air emissions and wastewater discharges from pulp and paper mills. The Corporation estimates that it will make capital expenditures up to approximately $665 million through April 2006 in order to comply with the Cluster Rule's requirements. Of that total, approximately $480 million was spent through 2000 and an additional $50 million is expected to be spent in 2001. The Cluster Rule requires that pulp and paper mills become elemental chlorine free in the pulp bleaching process. The work performed in 2001 will essentially complete the projects required during the first three years of the Cluster Rule. Remaining expenditures are for air emissions controls under MACT II regulations (to be completed by January

2004) and the eight-year requirements of the MACT I regulations (to be completed by April 2006). The MACT regulations represent the air rules of the Cluster Rule. MACT I affects pulping and bleaching and MACT II affects combustion sources.

  Cash paid to purchase timber and timberlands was $240 million in 2000 compared with $228 million in 1999.

  At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased outstanding share of common stock of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through December 30, 2000, the Corporation paid approximately $6,140 million in cash and issued approximately 53.7 million shares of Georgia-Pacific Group common stock valued at $1,480 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the announcement of the Fort James acquisition). The Corporation expects to pay an additional $29 million in cash and issue approximately 253,000 shares valued at $7 million for Fort James common stock that had not been tendered as of December 30, 2000. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition. Fort James' results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000.

  In connection with the acquisition of Fort James and pursuant to a consent decree with the U. S. Department of Justice, the Corporation committed to sell a portion of its away-from-home tissue manufacturing operations. In January 2001, the Corporation reached a definitive agreement to sell these assets (Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million. The sale is expected to be completed during the first quarter of 2001, with estimated after-tax proceeds of approximately $660 million used to repay debt. Based on these sales proceeds, the Corporation determined that the carrying value of the related commercial tissue assets was higher than the net realizable value at December 30, 2000. Accordingly, the Corporation recorded a pre tax loss of $204 million in the fourth quarter of 2000 for the write-down of these assets to their net realizable value of $850 million.

  During 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $25 million.

  In December 1999, the Corporation sold approximately 194,000 acres of redwood and Douglas fir timberlands in Northern California for approximately $397 million and recognized a pretax gain of $271 million ($165 million after taxes). This gain is reflected in "Other loss (income)" on the accompanying statements of income. In conjunction with the sale of its California timberlands, the Corporation received notes from the purchaser in the amount of $397 million. These notes are fully secured by a standby letter of credit with an unaffiliated third-party financial institution. In October 2000, the Corporation monetized these notes through the issuance of commercial paper secured by the notes. The net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company.

  On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek. Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption of approximately $640 million of debt allocated to The Timber Company, is valued at approximately $3.6 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to the Corporation and to the shareholders of The Timber Company, and receipt of an opinion from counsel that the merger will qualify as a tax-free reorganization. The transaction is also subject to the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved. Closing is expected by the end of the second quarter of 2001.

  At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then-outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through December 30, 2000, the Corporation has paid approximately $831 million for all Unisource shares, $2 million of which was paid during 2000. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

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

  Effective October 3, 1999, the Corporation and Chesapeake Corp. ("Chesapeake") completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined certain parts of their tissue businesses. The Corporation contributed substantially all the assets of its away-from-home tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, in which it has a 5% equity interest after receipt of an initial cash distribution of approximately $755 million. The results of the Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed.

  During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in New Brunswick, Canada and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after taxes). This gain is reflected in "Other loss (income)" on the accompanying statements of income. In conjunction with the sale of its Maine timberlands, the Corporation received notes from the purchaser in the amount of $51 million. In November 1999, the Corporation monetized these notes through the issuance of notes payable in a private placement. The Corporation will use proceeds from the notes received from the purchaser to fund payments required for the notes payable.

 Financing Activities

  The Corporation's total debt, excluding senior deferrable notes, increased by $8,823 million to $15,847 million at December 30, 2000 from $7,024 million at January 1, 2000, primarily due to an increase in borrowings under the Corporation's credit facilities and the assumption of debt in connection with the acquisition of Fort James. At December 30, 2000 and January 1, 2000, $15,207 million and $6,054 million, respectively, of such total debt was allocated to the Georgia-Pacific Group and $640 million and $970 million, respectively, was allocated to The Timber Company. The debt of each of the groups bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At December 30, 2000, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 7.6% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities. See Note 1 of the Corporation's Consolidated Financial Statements for further discussion of financial activities.

  In October 2000, the Corporation negotiated several new unsecured financing facilities totaling $5,400 million with terms ranging from 6 to 18 months and a permanent unsecured revolving credit facility totaling

$3,750 million with a term of 5 years. The proceeds under these unsecured facilities were used to partially finance the Fort James acquisition and for the ongoing working capital and other general corporate requirements of the Corporation. As of December 30, 2000, $1,448 million of committed credit was available in excess of all borrowings outstanding under or supported by these facilities. The revolving credit agreements contain certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0 and a minimum net worth of $4,650 million. The maximum leverage ratio will be reduced to 4.0 to 1.0 on June 30, 2001 and the minimum net worth required will change on a quarterly basis. The Corporation was in compliance with both of these covenants as of December 30, 2000.

  In connection with the acquisition of Fort James, the Corporation assumed debt totaling $3.3 billion including $909 million of revolving commercial paper and bank overdrafts, $141 million of leases, $197 million of industrial revenue bonds, $1,642 million of notes, $218 million of Euro-denominated bonds and $156 million of European debt. Shortly after the acquisition, all of the commercial paper was replaced by borrowings issued under the Corporation's new revolving credit facilities. The Corporation subsequently fully and unconditionally guaranteed all of Fort James' publicly held debt issued pursuant to an Indenture with the Bank of New York, as trustee, dated as of November 1, 1991, as amended by a first supplemental Indenture dated as of September 19, 1997 and second supplemental Indenture dated as of February 19, 2001.

  Also, in connection with the acquisition of Unisource in 1999, the Corporation assumed former Unisource industrial revenue bonds in the amount of $9 million and capital leases in the amount of $12 million. Additionally, the Corporation assumed other long-term debt in the amount of $447 million and bank overdrafts in the amount of $120 million, and retained accounts receivable secured borrowing programs in the amount of $197 million. These instruments are included in the Corporation's total debt.

  In November 1999, in connection with the formation of Georgia-Pacific Tissue, the Corporation issued $500 million of 7.75% Debentures Due November 15, 2029.

  In June 1999, the Corporation renegotiated its accounts receivable secured borrowing program and increased the amount outstanding under the program from $280 million to $750 million. The program expires in October 2001. In connection with the acquisition of Unisource, the Corporation assumed former Unisource programs to pledge up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. program expires in October 2001 and the Canadian program expires in May 2004. At December 30, 2000, approximately $893 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the Corporation's consolidated balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

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

  The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors (the "Board"). Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

  The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

  The following tables present principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations and interest rate exchange agreements as of December 30, 2000 and January 1, 2000. For obligations with variable interest rates, the tables set forth payout amounts based on current rates and do not attempt to project future interest rates.

                            As of December 30, 2000

                                                                                 Fair Value
                                                                                December 30,
                          2001    2002   2003  2004   2005   Thereafter Total       2000
                         ------  ------  ----  ----  ------  ---------- ------  ------------
 In millions
 Commercial paper and
  other short-term
  notes.................     -       -     -     -       -     $1,295   $1,295     $1,295
  Average interest
   rates................     -       -     -     -       -        7.0%     7.0%       7.0%
 Credit facilities...... $1,400  $4,000    -     -   $1,900        -    $7,300     $7,300
  Average interest
   rates................    8.0%    7.9%   -     -      7.8%       -       7.9%       7.9%
 Notes and debentures... $  193  $  459  $581  $337      -     $4,106   $5,676     $5,105
  Average interest
   rates................    8.6%    8.9%  6.7%  6.7%     -        8.1%     8.0%       9.4%
 Euro-denominated
  Bonds.................     -       -     -   $283      -         -    $  283     $  252
  Average interest
   rates................     -       -     -    4.8%     -         -       4.8%       8.6%
 Revenue bonds.......... $    7  $   73    -   $ 33  $   63    $  656   $  832     $  778
  Average interest
   rates................    4.3%    4.3%   -    4.8%    7.1%      5.7%     5.7%       7.3%
 Capital leases......... $    5  $    4  $  3  $  5  $    6    $  115   $  138     $  140
  Average interest
   rates................    9.5%    9.6%  9.5%  9.9%   10.0%     10.3%    10.2%       9.6%
 European Debt.......... $   20  $   22  $ 24  $ 22  $   10    $   43   $  141     $  141
  Average interest
   rates................    7.7%    7.4%  7.4%  7.3%    7.0%      6.8%     7.2%       7.9%
 Other loans............ $    7      -     -     -       -         -    $    7     $    7
  Average interest
   rates................    7.1%     -     -     -       -         -       7.1%       7.3%
 Senior deferrable
  notes.................     -       -   $863    -       -         -    $  863     $  871
  Average interest
   rates................     -       -    7.2%   -       -         -       7.2%       7.3%
 Notional amount of
  interest rate exchange
  agreements (variable
  to fixed).............     -   $  158  $300    -       -         -    $  458     $   -
  Average interest rate
   paid (fixed).........     -      6.1%  5.9%   -       -         -       6.0%       6.0%
  Average interest rate
   received (variable)..     -      6.6%  6.8%   -       -         -       6.8%       6.8%
 Notional amount of
  interest rate exchange
  agreements (fixed to
  variable)............. $  300      -     -     -       -         -    $  300     $   (1)
  Average interest rate
   paid (fixed).........    7.1%     -     -     -       -         -       7.1%       7.1%
  Average interest rate
   received (variable)..    6.2%     -     -     -       -         -       6.2%       6.2%
 Notional amount of
  interest rate exchange
  agreements (rate
  collar)...............     -       -     -     -   $   47        -    $   47     $   -
  Average interest rate
   cap..................     -       -     -     -      7.5%       -       7.5%       7.5%
  Average interest rate
   floor................     -       -     -     -      5.5%       -       5.5%       5.5%

  The Corporation has the intent and ability to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2005.

                             As of January 1, 2000

                                                                           Fair Value
                                                                           January 1,
                          2000  2001  2002  2003  2004  Thereafter Total      2000
                          ----  ----  ----  ----  ----  ---------- ------  ----------
 In millions
 Commercial paper and
  other short-term
  notes.................    -    -      -     -     -     $2,067   $2,067    $2,067
 Average interest
  rates.................    -    -      -     -     -        6.5%     6.5%      6.5%
 Notes and debentures...    -    -    $300  $314    -     $3,389   $4,003    $3,966
 Average interest
  rates.................    -    -    10.0%  5.7%   -        8.4%     8.3%      8.3%
 Revenue bonds..........  $ 24  $ 6   $ 73    -   $ 33    $  517   $  653    $  564
 Average interest
  rates.................   4.5% 5.5%   4.7%   -    5.4%      5.7%     5.5%      5.5%
 Capital leases.........  $  2  $ 3   $  3  $  2  $  2    $    2   $   14    $   14
 Average interest
  rates.................   9.8% 9.9%  10.2% 10.4% 10.5%     10.5%    10.1%      7.9%
 Other loans............  $ 14   -      -     -     -         -    $   14    $   14
 Average interest
  rates.................   8.0%  -      -     -     -         -       8.0%      6.2%
 Senior deferrable
  notes.................    -    -    $863    -     -         -    $  863    $  866
 Average interest
  rates.................    -    -     7.2%   -                       7.2%      7.4%
 Notional amount of
  interest rate
  agreements (variable
  to fixed).............  $177   -    $131  $300    -         -    $  608    $   (1)
 Average interest rate
  paid (fixed)..........   7.7%  -     6.0%  5.9%   -         -       6.4%      6.4%
 Average interest rate
  received (variable)...   5.9%  -     6.0%  5.9%   -         -       5.9%      5.9%

  The Corporation has the intent and ability to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2004.

  At December 30, 2000, the Corporation had interest rate exchange agreements that effectively converted $458 million of floating rate obligations with a weighted average interest rate of 6.8% to fixed rate obligations with an average effective interest rate of approximately 6.0%. These agreements decreased interest expense by $1 million for the year ended December 30, 2000, and increased interest expense by $7 million and $11 million for the years ended January 1, 2000 and December 31, 1998, respectively. In July 2000, $100 million of these interest rate exchange agreements terminated. As of December 30, 2000, these agreements have a weighted-average maturity of approximately
2.4 years.

  At December 30, 2000, the Corporation had interest rate exchange agreements that effectively capped $47 million of floating rate obligations to a maximum weighted average interest rate of 7.5% and a minimum weighted average interest rate of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. There was no effect on the Corporation's interest expense for 2000 related to this agreement.

  In connection with the acquisition of Fort James, $600 million of swaps were assumed that effectively converted fixed rate obligations with a weighted average interest rate of 6.55% to floating rate obligations with an average effective interest rate of 7.32%. In December 2000, $300 million of these interest rate exchange agreements were terminated. The remaining $300 million will terminate in March 2001. At December 30, 2000, the remaining interest rate exchange agreements effectively converted $300 million of floating rate obligations with a weighted average interest rate of 6.2% to fixed rate obligations with an average effective interest rate of 7.1%. These agreements increased interest expense by $0.4 million for the year ended December 30, 2000. As of December 30, 2000, these agreements have a weighted-average maturity of less than one year. As of December 30, 2000, the Corporation's total floating rate debt exceeded all related interest rate exchange agreements by $8,936 million.

  In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1,500 million of floating rate obligations with a weighted average interest rate of 5.6% to fixed rate obligations with an average effective interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately 1.3 years.

  The Corporation's debt portfolio is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's debt portfolio due to differences in market interest rates and the rates at inception of the debt agreements. Based on the Corporation's indebtedness at December 30, 2000, a 100 basis point interest rate change would impact the fair value of the debt portfolio by $403 million.

  The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes foreign exchange contracts. As of December 30, 2000, the Corporation had outstanding foreign exchange contracts with notional amounts of $22 million to hedge firm and anticipated purchase commitments and firm sales commitments denominated in foreign currencies. At December 30, 2000, the Corporation had outstanding approximately $242 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of December 30, 2000 and January 1, 2000, the Corporation had unrealized gains on foreign currency contracts of $1 million and $0, respectively. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations.

  The Corporation has entered into commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at December 30, 2000.

  During 2000, the Corporation registered an additional $2.25 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. This registration statement makes $3.0 billion of debt and equity securities available to be issued as of December 30, 2000.

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

  During 2000, the Corporation purchased on the open market approximately 1.7 million shares of Georgia-Pacific Group stock at an aggregate price of $62 million ($36.47 average per share). The Corporation also purchased on the open market approximately 3.3 million shares of The Timber Company stock at an aggregate price of $78 million ($23.67 average per share), all of which were held as treasury stock at December 30, 2000.

  During 1999, the Corporation purchased on the open market approximately 6.2 million shares of Georgia-Pacific Group stock at an aggregate price of $257 million ($41.45 average per share), all of which were held as treasury stock at January 1, 2000. The Corporation also purchased on the open market approximately 5.3 million shares of The Timber Company stock at an aggregate price of $131 million ($24.72 average per share). Of these purchased shares, approximately 5,343,000 shares of The Timber Company stock were held as treasury stock.

  At the end of November 2000, the Corporation acquired Fort James as described above and issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.2 million newly issued shares of Georgia-Pacific Group Stock as part of that transaction. The Corporation does not hold any Georgia-Pacific Group stock as treasury stock as of December 30, 2000.

  In the second half of 2000, the Board increased the corporate target debt level under which the Corporation can purchase shares of Georgia-Pacific Group common stock on the open market from $5.8 billion to $9.5 billion. The Timber Company's target debt level remains at $1.0 billion. Depending on operating and financial considerations, debt levels of the Corporation, the Georgia-Pacific Group and The Timber Company may from time to time be above or below these thresholds. Pursuant to the Plum Creek merger agreement, the Corporation is prohibited from purchasing shares of The Timber Company common stock.

  During 2000, the Corporation paid dividends totaling $85 million and $81 million, for Georgia-Pacific Group and The Timber Company, respectively. During 1999, the Corporation paid dividends totaling $86 million and $84 million for Georgia-Pacific Group and The Timber Company, respectively.

  In 2001, the Corporation expects its cash flow from operations, together with proceeds from any sales of assets and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments.

 Other

  The Corporation employs approximately 80,000 people, approximately 33,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Seventy-four union contracts are subject to negotiation and renewal in 2001, including 14 at large facilities.

  On January 1, 1999, eleven of the fifteen members of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and a single new currency (the "Euro"). For a three-year transition period, transactions can be conducted in both the Euro and the Legacy Currencies but all corporate transactions and records must legally be maintained in Euros effective January 1, 2002. The adoption of the Euro will affect a multitude of financial systems and business applications. The Corporation has operations in seven of the Participating Countries, including Greece, which adopted the Euro effective January 2001, and has product sales in ten of the Participating Countries. The Corporation's European businesses affected by the Euro conversion have established plans to address the information system issues and the potential business implications of converting to a common currency. As of December 30, 2000, the Corporation's financial information technology systems were capable of processing Euro-denominated transactions but the Euro is not yet the reporting or functional currency for any part of our business. The Corporation believes it will be able to modify the remaining financial systems and business activities to complete the process of conversion and transition to the Euro as our functional business currency prior to year-end 2001 for the countries concerned. The Corporation is unable to determine the financial effect of the conversion on its operations, if any, since such effect depends on the competitive conditions which exist in the various regional markets in which the Corporation operates and potential actions which may or may not be taken by the Corporation's competitors, customers and suppliers.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, issued by the Financial Accounting Standards Board ("FASB") establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt SFAS No. 133 in 2001. Management has evaluated the effect of this statement on the Corporation's derivative instruments, which are primarily interest rate swaps, foreign currency forward contracts, and commodity futures. The cumulative effect of such change in accounting for derivative instruments to fair value is expected to result in a gain, net of taxes of approximately $9 million in the first quarter of 2001.

  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Corporation implemented SAB 101 during 2000. The effect of implementing SAB 101 was not material to the Corporation's results of operations for any period.

  In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues were required to be reclassified to cost of sales. The Corporation implemented EITF 00-10 in the fourth quarter of 2000 and prior period information was reclassified to conform to the provisions of EITF 00-10 (see Note 1 of the Corporation's Consolidated Financial Statements beginning on page 32).

  In November 2000, the EITF deferred implementation of Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") until the second quarter of 2001. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. It requires that an entity recognize the cost of the sales incentive at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. EITF 00-14 also requires that the reduction in or refund of the selling price of the product resulting from any sales incentive be classified as a reduction of revenue. Certain disclosures are required in the 2000 fourth quarter (see Note 1 of the Corporation's Consolidated Financial Statements beginning on page 32).

  Also in September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement affects disclosures related to the Corporation's accounts receivable secured borrowing program (see Note 4 of the Corporation's Consolidated Financial Statements on page 50).

  For a discussion of commitments and contingencies, see Note 12 of the Corporation's Consolidated Financial Statements beginning on page 70.

1999 Compared with 1998

  The Corporation reported consolidated net sales of $18.6 billion and net income of $1,116 million for 1999, compared with net sales of $14.0 billion and net income of $274 million in 1998. Included in 1999 are $3.4 billion and $104 million of net sales, respectively, from the Unisource and Wisconsin Tissue operations acquired during 1999. In addition, the 1999 results included pretax gains of $355 million ($215 million after taxes) from the sales of the Corporation's timberlands located in California, Maine and New Brunswick, Canada. The 1998 results included an extraordinary, after-tax loss of $15 million for the early retirement of debt.

  Interest expense was $495 million in 1999, compared with $443 million in 1998. The increase is the result of higher debt levels and the issuance of senior deferrable notes, more fully described in Note 6 of the Notes to Consolidated Financial Statements, slightly offset by a decrease in average interest rates.

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

 Building Products

  The Corporation's building products segment reported net sales of $9.7 billion and operating profits of $1,202 million for the year ended January 1, 2000, compared with net sales of $8.8 billion and operating profits of $604 million in 1998. Return on sales was 12% in 1999 and 7% in 1998. The 1998 results included one-time gains, principally on sales of assets, of approximately $20 million. The primary components of the increase in

1999 sales and operating profits were 26% higher average oriented strand board prices; 22% higher average gypsum prices; 16% higher average plywood prices; and higher average selling prices for lumber and particleboard. These increases were offset slightly by lower chemical prices and slightly lower volume for plywood and lumber.

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

 Containerboard and Packaging

  The Corporation's containerboard and packaging segment reported net sales of $2.5 billion and operating profits of $324 million for the year ended January 1, 2000, compared with net sales of $2.2 billion and operating profits of $89 million in 1998. Return on sales increased to 13% from 4% in 1998. Average selling prices increased steadily throughout 1999 and ended the year above 1998 levels. Average selling prices for containerboard products increased 8% while average selling prices for packaging increased 2%. Cost decreases for wood fiber and energy as well as higher sales volume also contributed to the increased profit margins.

 Bleached Pulp and Paper

  The Corporation's bleached pulp and paper segment reported net sales of $5.5 billion and operating profits of $145 million for the year ended January 1, 2000, compared with net sales of $2.5 billion and an operating loss of $59 million in 1998. Operating profits in 1998 included a one-time, $12 million charge primarily for the closure of a hardwood market pulp operation. The increase in profitability in 1999 was due primarily to a 5% improvement in average pulp selling prices and lower overall wood fiber costs. Average selling prices in 1999 for paper were approximately 2% below average selling prices in 1998.

 Consumer Products

  Net sales and operating profits for the consumer products segment were $1.6 billion and $170 million, respectively, in 1999 and $1.4 billion and $160 million, respectively, in 1998. Included in the 1999 results were net sales of $104 million and operation profits of $15 million from the Wisconsin Tissue operations. The Wisconsin Tissue operations were combined with the Corporation's away-from-home tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. Excluding the results of the Wisconsin Tissue operations in 1999, operating profits decreased by $5 million related primarily to 5% lower average selling prices, despite a 7% increase in sales volumes.

 Other

  The operating loss for the "Other" nonreportable segment, which includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $27 million to a loss of $251 million in 1999 from a loss of $224 million in 1998. This increase was primarily a result of higher employee benefit and incentive costs.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the industry's production capacity continuing to exceed demand for its pulp and paper products, necessitating continued market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; further decreases in the level of housing starts or lessened home remodeling in the U.S.; fluctuations in interest rates and currency exchange rates; the effect of general global economic conditions on the demand for forest products; the effect of any material changes in the available supply and cost of timber and wood fiber, including the levels of harvests from public lands, and the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; the ability of the Corporation to successfully integrate its newly acquired consumer product businesses and to complete planned asset divestitures; general economic conditions and competition in foreign markets for the Corporation's newly acquired consumer products businesses, especially in Western Europe, and foreign currency fluctuations and risks associated with conducting manufacturing and sales operations in foreign markets; the ability to complete the merger of The Timber Company with Plum Creek; and other risks, uncertainties and assumptions discussed in the Corporation's filings with the Securities and Exchange Commission, including the Corporation's Form 8-K dated October 17, 1996, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Quantitative and Qualitative Disclosure about Market Risk information for the Corporation required by this Item set forth under the caption "Georgia-Pacific Corporation and Subsidiaries--Management's Discussion and Analysis--Liquidity and Capital Resources--Financing Activities" on pages 17 through 20 under Item 7 of this Form 10-K is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                           Page
                                                                           ----
Financial Statements
 Report on Management's Responsibilities..................................  25
 Report of Independent Public Accountants.................................  26
 Consolidated Statements of Income........................................  27
 Consolidated Statements of Cash Flows....................................  28
 Consolidated Balance Sheets..............................................  29
 Consolidated Statements of Shareholders' Equity..........................  30
 Consolidated Statements of Comprehensive Income..........................  31
 Notes to Consolidated Financial Statements...............................  32
 Supplemental Information:
  Selected Financial Data-Operations, Georgia-Pacific Corporation and
   Subsidiaries...........................................................  87
  Selected Financial Data-Operations, Georgia-Pacific Group...............  88
  Selected Financial Data Operations, The Timber Company..................  89
  Selected Financial Data-Financial Position, End of Year, Georgia-Pacific
   Corporation and Subsidiaries...........................................  90
  Selected Financial Data-Financial Position, End of Year, Georgia-Pacific
   Group..................................................................  91
  Selected Financial Data-Financial Position, End of Year, The Timber
   Company................................................................  92
  Sales and Operating Profits by Operating Segment, Georgia-Pacific
   Corporation and Subsidiaries...........................................  94
Schedule II - Valuation and Qualifying Accounts...........................  95

                    REPORT ON MANAGEMENT'S RESPONSIBILITIES

                 Georgia-Pacific Corporation and Subsidiaries

  Management of Georgia-Pacific Corporation is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and the estimates and judgments upon which certain amounts in the financial statements are based. Management is also responsible for preparing the other financial information included in the annual report on Form 10-K. In our opinion, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, and the other financial information in the annual report on Form 10-K is consistent with the financial statements.

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

  Management believes that as of December 30, 2000, the internal control system over financial reporting is adequate and effective in all material respects.

                                          James E. Terrell
                                          Vice President and Controller

                                          Danny W. Huff
                                          Executive Vice President--Finance
                                           and Chief Financial Officer

                                          A.D. Correll
                                          Chairman, Chief Executive Officer
                                           and President

January 26, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Georgia-Pacific Corporation:

  We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation (a Georgia corporation) and subsidiaries as of December 30, 2000 and January 1, 2000 and the related consolidated statements of income, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Pacific Corporation and subsidiaries as of December 30, 2000 and January 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  /s/ Arthur Andersen LLP
                                          _____________________________________
                                                     Arthur Andersen LLP

Atlanta, Georgia
January 26, 2001

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions, except per share amounts
Net sales.................................   $22,218     $18,599     $13,990
                                             -------     -------     -------
Costs and expenses:
 Cost of sales, excluding depreciation,
  depletion, amortization and cost of
  timber harvested shown below............    16,896      13,959      10,879
 Selling and distribution.................     1,574         782         556
 Depreciation, depletion, amortization and
  cost of timber harvested................     1,104       1,013         997
 General and administrative...............       989         884         648
 Interest.................................       639         495         443
 Other loss (income)......................       204        (355)        (24)
                                             -------     -------     -------
Total costs and expenses..................    21,406      16,778      13,499
                                             -------     -------     -------
Income before income taxes and
 extraordinary item.......................       812       1,821         491
Provision for income taxes................       307         705         202
                                             -------     -------     -------
Income before extraordinary item..........       505       1,116         289
Extraordinary item--loss from early
 retirement of debt, net of taxes.........        -           -          (15)
                                             -------     -------     -------
Net income................................   $   505     $ 1,116     $   274
                                             =======     =======     =======
Georgia-Pacific Group
Income before extraordinary item..........   $   343     $   716     $   111
Extraordinary item, net of taxes..........        -           -          (13)
                                             -------     -------     -------
Net income................................   $   343     $   716     $    98
                                             =======     =======     =======
Basic per share:
 Income before extraordinary item.........   $  1.95     $  4.17     $  0.62
 Extraordinary item, net of taxes.........        -           -        (0.07)
                                             -------     -------     -------
Net income................................   $  1.95     $  4.17     $  0.55
                                             =======     =======     =======
Diluted per share:
 Income before extraordinary item.........   $  1.94     $  4.07     $  0.61
 Extraordinary item, net of taxes.........        -           -        (0.07)
                                             -------     -------     -------
Net income................................   $  1.94     $  4.07     $  0.54
                                             =======     =======     =======
Average number of shares outstanding:
 Basic....................................     175.8       171.8       179.8
 Diluted..................................     176.9       175.9       181.1
The Timber Company
 Income before extraordinary item.........   $   162     $   400     $   178
 Extraordinary item, net of taxes.........        -           -           (2)
                                             -------     -------     -------
Net income................................   $   162     $   400     $   176
                                             =======     =======     =======
Basic per share:
 Income before extraordinary item.........   $  2.01     $  4.75     $  1.97
 Extraordinary item, net of taxes.........        -           -        (0.02)
                                             -------     -------     -------
Net income................................   $  2.01     $  4.75     $  1.95
                                             =======     =======     =======
Diluted per share:
 Income before extraordinary item.........   $  2.00     $  4.73     $  1.96
 Extraordinary item, net of taxes.........        -           -        (0.02)
                                             -------     -------     -------
Net income................................   $  2.00     $  4.73     $  1.94
                                             =======     =======     =======
Average number of shares outstanding:
 Basic....................................      80.7        84.1        90.3
 Diluted..................................      81.1        84.6        90.8

  The accompanying notes are an integral part of these consolidated financial statements.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions
Cash flows from operating activities:
 Net income...............................   $   505     $ 1,116      $  274
 Adjustments to reconcile net income to
  cash provided by operations, excluding
  the effects of acquisitions:
  Depreciation and depletion..............       841         788         788
  Cost of timber harvested................       167         156         147
  Deferred income taxes...................        82          73          38
  Amortization of goodwill................        96          69          62
  Other loss (income).....................       204        (355)        (24)
  Gain on disposal of assets, net.........       (88)        (48)        (36)
  Decrease (increase) in receivables......       183        (206)        140
  (Increase) decrease in inventories......       (20)       (244)         93
  Increase (decrease) in accounts payable
   and accrued liabilities................        38         (40)       (146)
  Change in other working capital.........       (13)        (95)         11
  (Decrease) increase in taxes payable....      (178)         (2)        135
  Change in other assets and other long-
   term liabilities.......................       (80)        210          66
                                             -------     -------      ------
Cash provided by operations...............     1,737       1,422       1,548
                                             -------     -------      ------
Cash flows from investing activities:
 Property, plant and equipment
  investments.............................      (909)       (723)       (638)
 Timber and timberland purchases..........      (240)       (228)       (201)
 Acquisitions.............................    (6,142)     (1,658)       (112)
 Proceeds from sales of assets............       422         104         131
 Other....................................       (63)         29          20
                                             -------     -------      ------
Cash used for investing activities........    (6,932)     (2,476)       (800)
                                             -------     -------      ------
Cash flows from financing activities:
 Repayments of long-term debt.............      (123)       (579)       (874)
 Additions to long-term debt..............     5,937         624         582
 Fees paid to issue debt..................       (38)        (35)         (5)
 Increase (decrease) in bank overdrafts...        14         (18)        (33)
 (Decrease) increase in commercial paper
  and other short-term notes..............      (300)        661         308
 Senior deferrable notes..................        -          863          -
 Common stock repurchased.................      (140)       (388)       (557)
 Proceeds from option plan exercises......        26         116           9
 Cash dividends paid......................      (166)       (170)       (181)
                                             -------     -------      ------
Cash provided by (used for) financing
 activities...............................     5,210       1,074        (751)
                                             -------     -------      ------
Increase (decrease) in cash...............        15          20          (3)
Balance at beginning of year..............        25           5           8
                                             -------     -------      ------
Balance at end of year....................   $    40     $    25      $    5
                                             =======     =======      ======

  The accompanying notes are an integral part of these consolidated financial statements.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 30, January 1,
                                                              2000        2000
                                                          ------------ ----------
In millions, except shares and per share amounts
ASSETS
Current assets:
 Cash....................................................   $    40     $    25
                                                            -------     -------
 Receivables, less allowances of $34 and $25,
  respectively...........................................     2,705       2,158
                                                            -------     -------
 Inventories
  Raw materials..........................................       655         453
  Finished goods.........................................     1,868       1,367
  Supplies...............................................       550         344
  LIFO reserve...........................................      (178)       (154)
                                                            -------     -------
  Total inventories......................................     2,895       2,010
                                                            -------     -------
 Deferred income tax assets..............................       176         139
 Other current assets....................................       472         227
                                                            -------     -------
  Total current assets...................................     6,288       4,559
                                                            -------     -------
Timber and timberlands...................................     1,293       1,189
                                                            -------     -------
Property, plant and equipment
 Land and improvements...................................       675         498
 Buildings...............................................     2,537       1,634
 Machinery and equipment.................................    17,387      13,343
 Construction in progress................................       624         403
                                                            -------     -------
 Property, plant and equipment, at cost..................    21,223      15,878
 Accumulated depreciation................................    (9,421)     (8,799)
                                                            -------     -------
  Total property, plant and equipment, net...............    11,802       7,079
                                                            -------     -------
Goodwill, net............................................     8,985       2,697
                                                            -------     -------
Other assets.............................................     2,514       1,373
                                                            -------     -------
  Total assets...........................................   $30,882     $16,897
                                                            =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank overdrafts, net....................................   $   293     $   297
 Commercial paper and other short-term notes.............     2,695       2,067
 Current portion of long-term debt.......................       232          39
 Accounts payable........................................     1,520         891
 Accrued compensation....................................       436         334
 Other current liabilities...............................       906         563
                                                            -------     -------
  Total current liabilities..............................     6,082       4,191
                                                            -------     -------
Long-term debt, excluding current portion................    12,627       4,621
                                                            -------     -------
Senior deferrable notes..................................       863         863
                                                            -------     -------
Other long-term liabilities..............................     3,027       1,811
                                                            -------     -------
Deferred income tax liabilities..........................     2,561       1,536
                                                            -------     -------
Commitments and contingencies
Shareholders' equity:
 Common stock............................................       182         155
 Georgia-Pacific Group, par value $0.80; 400,000,000
  shares authorized; 224,844,000 and 191,983,000 shares
  issued at December 30, 2000 and January 1, 2000,
  respectively
 The Timber Company, par value $0.80; 250,000,000 shares
  authorized; 94,571,000 and 93,904,000 shares issued at
  December 30, 2000 and January 1, 2000, respectively
 Treasury stock, at cost.................................      (330)       (880)
  19,776,000 shares of Georgia-Pacific Group common stock
  at January 1, 2000 and 14,387,000 and 11,053,000 shares
  of The Timber Company common stock at December 30, 2000
  and January 1, 2000, respectively
 Additional paid-in capital..............................     2,427       1,510
 Retained earnings.......................................     3,463       3,124
 Long-term incentive plan deferred compensation..........        (4)         (2)
 Accumulated other comprehensive loss....................       (16)        (32)
                                                            -------     -------
  Total shareholders' equity.............................     5,722       3,875
                                                            -------     -------
   Total liabilities and shareholders' equity............   $30,882     $16,897
                                                            =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Year Ended
                                              ------------------------------------
                                              December 30, January 1, December 31,
                                                  2000        2000        1998
                                              ------------ ---------- ------------
In millions, except shares in thousands and
per share amounts
Common stock:
 Beginning balance..........................    $   155     $   150     $   148
 Common stock issued:
 Stock option plans and directors plan......          1           3          -
 Employee stock purchase plans..............         -            2          -
 Common stock issued for acquisitions.......         26          -            2
                                                -------     -------     -------
  Ending balance............................        182         155         150
                                                -------     -------     -------
Treasury stock:
 Beginning balance..........................       (880)       (492)         -
 Common stock repurchased...................       (140)       (388)       (492)
 Treasury stock issued for acquisition......        690          -           -
                                                -------     -------     -------
  Ending balance............................       (330)       (880)       (492)
                                                -------     -------     -------
Additional paid-in capital:
 Beginning balance..........................      1,510       1,331       1,275
 Common stock issued:
 Stock option plans and directors plan......        153         155          20
 Employee stock purchase plans..............         -           53          -
 Long-term incentive plan...................         -           -           (1)
 Common stock repurchased...................         -           -          (56)
 Common stock issued for acquisitions.......        764          -           93
 Stock issuance costs.......................         -          (29)         -
                                                -------     -------     -------
  Ending balance............................      2,427       1,510       1,331
                                                -------     -------     -------
Retained earnings:
 Beginning balance..........................      3,124       2,178       2,085
 Net income.................................        505       1,116         274
 Cash dividends declared (Georgia-Pacific
  Group, $0.50, per common share for each of
  the three years presented; The Timber
  Company, $1.00 per common share for each
  of the three years presented).............       (166)       (170)       (181)
                                                -------     -------     -------
  Ending balance............................      3,463       3,124       2,178
                                                -------     -------     -------
Long-term incentive plan deferred
 compensation:
 Beginning balance..........................         (2)         -           (5)
 Common stock issued under long-term
  incentive plan, net.......................         (2)         (2)          5
                                                -------     -------     -------
  Ending balance............................         (4)         (2)         -
                                                -------     -------     -------
Accumulated other comprehensive loss:
 Beginning balance..........................        (32)        (43)        (33)
 Activity, net of taxes.....................         16          11         (10)
                                                -------     -------     -------
  Ending balance............................        (16)        (32)        (43)
                                                -------     -------     -------
  Total shareholders' equity................    $ 5,722     $ 3,875     $ 3,124
                                                =======     =======     =======
Georgia-Pacific Group common stock shares
 issued and outstanding:
 Beginning balance, common stock issued.....    191,983     186,564     184,498
 Common stock issued:
 Stock option plans and directors plan......        570       3,982         278
 Employee stock purchase plans..............         -        1,397          18
 Long-term incentive plan...................         92          40         338
 Common stock issued for acquisitions.......     32,199          -        3,280
Common stock repurchased and retired........         -           -       (1,848)
                                                -------     -------     -------
Balance, common stock issued................    224,844     191,983     186,564
Common stock repurchased and held in
 treasury...................................    (21,501)    (19,776)    (13,524)
Treasury stock issued for acquisition.......     21,501          -           -
                                                -------     -------     -------
  Balance, common stock outstanding.........    224,844     172,207     173,040
                                                =======     =======     =======
The Timber Company common stock shares
 issued and outstanding:
 Beginning balance, common stock issued.....     93,904      92,785      92,607
 Common stock issued:
 Stock option plans and directors plan......        667         421         174
 Employee stock purchase plans..............         -          698           8
 Long-term incentive plan...................         -           -           (4)
                                                -------     -------     -------
Balance, common stock issued................     94,571      93,904      92,785
Common stock repurchased and held in
 treasury...................................    (14,387)    (11,053)     (5,704)
                                                -------     -------     -------
  Balance, common stock outstanding.........     80,184      82,851      87,081
                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions
Net income...............................      $505       $1,116       $274
Other comprehensive income (loss), before
 taxes...................................
 Foreign currency translation
  adjustments............................        24           11        (14)
 Minimum pension liability adjustment....         2            7         (3)
Income tax (expense) benefit related to
 items of other comprehensive income.....       (10)          (7)         7
                                               ----       ------       ----
Comprehensive income.....................      $521       $1,127       $264
                                               ====       ======       ====



  The accompanying notes are an integral part of these consolidated financial statements.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

 Basis of Presentation

  The Corporation, a Georgia corporation, is broadly engaged in five business operations: the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain nonwood products including gypsum board, chemicals and other products); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market pulp, and bleached board) and the distribution of paper products and supplies manufactured by the Corporation or purchased from others; the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); and the growing of timber on the approximately 4.7 million acres of timberlands that the Corporation owns or leases. In 2000, these timberlands supplied approximately 14% of the overall timber requirements of the Corporation's manufacturing facilities.

  On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses (the "Letter Stock Recapitalization"). The Corporation's Articles of Incorporation were amended and restated to (i) create a new class of stock designated as Georgia-Pacific Corporation--Timber Group common stock, $0.80 par value per share ("The Timber Company stock"), consisting of 250 million authorized shares; (ii) redesignate each authorized share of the Corporation's common stock, $0.80 par value per share (the Existing Common Stock) as, and convert each share into, one share of Georgia-Pacific Corporation--Georgia-Pacific Group common stock (now two shares of Georgia-Pacific Group common stock after giving effect to the May 14, 1999 two-for-one stock split), $0.80 par value per share ("Georgia-Pacific Group stock"); (iii) increase the number of shares of Georgia-Pacific Group stock authorized for issuance from 150 million shares to 400 million shares; and (iv) authorize the distribution of one share of The Timber Company stock for each outstanding share of Georgia-Pacific Group stock.

  The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company," respectively, or collectively as the "groups."

  The Georgia-Pacific Group is a manufacturer and distributor of building products and pulp and paper products. The Georgia-Pacific Group includes a procurement function that is responsible for purchasing timber and wood fiber for all the Georgia-Pacific Group's manufacturing facilities. The Timber Company is engaged primarily in the growing and selling of timber.

  The Corporation has presented financial information of the groups at substantially the same level of detail as that of the Corporation to allow investors to properly evaluate the financial condition and results of operations of each business (see Note 15 of the Notes to the Consolidated Financial Statements). It is the Corporation's expectation that investors will use the groups' combined financial information in conjunction with the Corporation's consolidated financial statements to assist them in making informed financial decisions relative to the acquisition or disposition of shares of each class of stock.

  The financial information of the groups comprise all of the accounts included in the corresponding consolidated financial statements of the Corporation. The financial information of the Georgia-Pacific Group and The Timber Company has been prepared on a basis that management believes to be reasonable and appropriate

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES and include (i) the historical balance sheets, results of operations and cash flows for each of the groups, with all significant intragroup transactions and balances eliminated; (ii) in the case of The Timber Company's financial information, assets and liabilities of the Corporation and related transactions identified with The Timber Company, including allocated portions of the Corporation's debt and G&A; and (iii) in the case of the Georgia-Pacific Group's financial information, all other assets and liabilities and related transactions of the Corporation, including allocated portions of the Corporation's debt and G&A. Intergroup timber sales between the Georgia-Pacific Group and The Timber Company have not been eliminated in either group's financial information.

  Notwithstanding the allocation of assets and liabilities (including contingent liabilities) and parent's equity between the Georgia-Pacific Group and The Timber Company for the purpose of preparing the respective financial information of each group, holders of Georgia-Pacific Group stock and The Timber Company stock are shareholders of the Corporation and will continue to be subject to all the risks associated with an investment in the Corporation and all of its businesses, assets and liabilities. The allocation of assets and liabilities and change in the equity structure of the Corporation resulting from the Letter Stock Recapitalization did not result in a transfer or spin-off of any assets or liabilities of the Corporation, or otherwise affect ownership of any assets or responsibility for the liabilities of the Corporation or any of its subsidiaries. As a result, the Letter Stock Recapitalization does not affect the rights of holders of the Corporation's or any of its subsidiaries' debt.

  Holders of Georgia-Pacific Group stock and The Timber Company stock have only the rights customarily held by common shareholders of the Corporation and do not have any rights related to their corresponding group except as set forth in provisions relating to dividend and liquidation rights and requirements for a mandatory dividend, redemption or conversion upon the disposition of assets of their corresponding group, or have any right to vote on matters as a separate voting group other than in limited circumstances as provided under Georgia law or by stock exchange rules. The relative voting power of Georgia-Pacific Group stock and The Timber Company stock will fluctuate from time to time, with each share of Georgia-Pacific Group stock having one vote and each share of The Timber Company stock having a number of votes based upon the ratio, over a specified period prior to any shareholder vote, of the time-weighted average market values of one share of The Timber Company stock and of one share of Georgia-Pacific Group stock. This formula is intended to give each class of common stock a number of votes proportionate to its aggregate market capitalization at the time of any vote. Accordingly, changes in the market value of Georgia-Pacific Group stock and The Timber Company stock will affect their relative voting rights. As of December 30, 2000, the holders of Georgia-Pacific Group stock had a substantial majority of the voting power of the Corporation.

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

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The management and accounting policies applicable to the preparation of the financial statements of the Georgia-Pacific Group and The Timber Company may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Board at any time without approval of the shareholders.

  The groups' combined financial information reflects the application of the management and allocation policies adopted by the Board to various corporate activities, as described below.

 Financial Activities

  At June 30, 1997, $1.0 billion of the Corporation's total debt was allocated to The Timber Company for financial information purposes, and the balance of the Corporation's total debt was allocated to the Georgia-Pacific Group. The Corporation's debt was allocated between the groups based upon a number of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service and dividends. In addition, the Corporation considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. Management believes that such allocation is equitable and reasonable.

  At December 30, 2000, $640 million of the Corporation's debt was allocated to The Timber Company and $15,207 million was allocated to the Georgia-Pacific Group. The senior deferrable notes and related interest expense are allocated specifically to the Georgia-Pacific Group (see Note 6 of the Notes to the Consolidated Financial Statements). The Corporation has not allocated any other debt securities or instruments to either group. The debt of each group bears interest at a rate equal to the weighted average interest rate of all the Corporation's debt calculated on a quarterly basis. This weighted average interest rate excludes the interest on the senior deferrable notes. Management believes that this method of allocation of the cost of debt is equitable and provides a reasonable estimate of the cost attributable to the groups.

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

 Allocation of Shared Services

  A portion of the Corporation's shared G&A (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) has been allocated to each group based upon identification of such services specifically used by each group. Where determinations based on specific usage alone have been impracticable, other methods and criteria were used that management believes are equitable and provide a reasonable estimate of the cost attributable to each group. These methods consisted of allocating costs based on (i) number of employees of each group, (ii) percentage of office space of each group and (iii) estimated percentage of staff time allocable to each group. The total of these allocations was $280 million, $251 million and $282 million in 2000, 1999 and 1998, respectively. It is not practicable to provide a detailed estimate of the expenses that would be recognized if either group were a separate legal entity.

 Allocation of Employee Benefits

  A portion of the Corporation's employee benefit costs, including pension and postretirement health care and life insurance benefits, has been allocated to each group. The pension cost related to their participation in the Corporation's noncontributory defined benefit pension plan, and other employee benefit costs related to their

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES participation in the Corporation's postretirement health care and life insurance benefit plans, are actuarially determined based on the number of their employees and an allocable share of the plan assets and are calculated in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. Management believes such method of allocation is equitable and provides a reasonable estimate of the costs attributable to each group.

  Since plan assets are not segregated into separate accounts or restricted to providing benefits to employees of either group, assets of the Corporation's employee benefit plans may be used to provide benefits to employees of both the Georgia-Pacific Group and The Timber Company. Plan assets have been allocated to the groups based on the percentage of their projected benefit obligations to the plans' total projected benefit obligations.

 Allocation of Federal and State Income Taxes

  The federal income taxes of the Corporation and the subsidiaries that own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution (positive or negative) to the Corporation's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits, but can be used on a consolidated basis, are credited to the group that generated such benefits. Had the groups filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the groups' statements of income for the years ended December 30, 2000, January 1, 2000 and December 31, 1998. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to each group on the historical financial statements may differ from those that would have been allocated had the groups filed separate income tax returns.

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

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

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

 Revenue Recognition

  The Corporation recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Corporation's price to the buyer is fixed and determinable, and collectibility is reasonably assured.

 Foreign Currency Translation

  The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in other comprehensive income. Transactions gains (losses) are reflected in the Consolidated Statements of Income.

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

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                              Earnings Per Share

                                                         Year Ended
                            ---------------------------------------------------------------------------
                                 December 30,             January 1,                 December 31,
                            ----------------------- ------------------------    -----------------------
                               2000         2000       2000          2000          1998         1998
                            -----------  ---------- -----------   ----------    -----------  ----------
                             Georgia-                Georgia-                    Georgia-
                              Pacific    The Timber   Pacific     The Timber      Pacific    The Timber
                               Group      Company      Group       Company         Group      Company
                            -----------  ---------- -----------   ----------    -----------  ----------
In millions, except shares
and per share amounts
Basic and diluted income
 available to
 shareholders
 (numerator):
 Income before
  extraordinary item and
  accounting change......   $       343  $      162 $       716   $      400    $       111  $      178
 Extraordinary item, net
  of taxes...............            -           -           -            -             (13)         (2)
                            -----------  ---------- -----------   ----------    -----------  ----------
  Net income.............   $       343  $      162 $       716   $      400    $        98  $      176
                            ===========  ========== ===========   ==========    ===========  ==========
Shares (denominator):
 Average shares
  outstanding............   175,835,279  80,705,171 171,807,884   84,138,673    179,765,172  90,313,022
Dilutive securities:
 Options.................       872,380*    408,905   3,677,295**    426,423***   1,249,430#    492,549##
 Employee stock purchase
  plans..................       191,945       1,936     438,630       40,508         71,620       7,575
                            -----------  ---------- -----------   ----------    -----------  ----------
  Total assuming
   conversion............   176,899,604  81,116,012 175,923,809   84,605,604    181,086,222  90,813,146
                            ===========  ========== ===========   ==========    ===========  ==========
Per share amounts:
 Basic
 Income before
  extraordinary item and
  accounting change......   $      1.95  $     2.01 $      4.17   $     4.75    $      0.62  $     1.97
 Extraordinary item, net
  of taxes...............            -           -           -            -           (0.07)      (0.02)
                            -----------  ---------- -----------   ----------    -----------  ----------
  Net income.............   $      1.95  $     2.01 $      4.17   $     4.75    $      0.55  $     1.95
                            ===========  ========== ===========   ==========    ===========  ==========
 Diluted
 Income before
  extraordinary item and
  accounting change......   $      1.94  $     2.00 $      4.07   $     4.73    $      0.61  $     1.96
 Extraordinary item, net
  of taxes...............            -           -           -            -           (0.07)      (0.02)
                            -----------  ---------- -----------   ----------    -----------  ----------
  Net income.............   $      1.94  $     2.00 $      4.07   $     4.73    $      0.54  $     1.94
                            ===========  ========== ===========   ==========    ===========  ==========

--------
* Options to purchase 5,474,098 shares of Georgia-Pacific Group stock at prices ranging from $31.57 to $91.58 per share were outstanding during 2000, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the options' exercise price and the PEPS Unit purchase contract price were greater than the average market price of the common shares.
** Options to purchase 176,490 shares of Georgia-Pacific Group stock at prices ranging from $43.58 to $91.58 per share were outstanding during 1999, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the options' exercise price and the PEPS Unit purchase contract price were greater than the average market price of the common shares.
*** Options to purchase 1,004,000 shares of The Timber Company stock at $25.13 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.
# Options to purchase 23,856 shares of Georgia-Pacific Group stock at $30.25 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.
## Options to purchase 1,951,130 shares of The Timber Company stock at prices ranging from $23.21 to $25.13 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 Inventory Valuation

  Inventories are valued at the lower of year-to-date average cost or market and include the costs of materials, labor and manufacturing overhead. The LIFO dollar value pool method was used to determine the cost of approximately 64% and 65% of inventories at December 30, 2000 and January 1, 2000, respectively.

 Timber and Timberlands

  The Corporation capitalizes timber and timberland purchases and reforestation costs. The cost of timber harvested is based on the volume of timber harvested, the capitalized cost and the total timber volume estimated to be available over the growth cycle. Timber carrying costs are expensed as incurred.

  Gains or losses on sales of timberlands are reflected as a reduction of "Cost of sales" on the accompanying statements of income, with the exception of major divestitures (where gains are generally greater than $20 million for a single transaction), which are reflected as "Other loss (income)."

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Lease obligations for which the Corporation assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacements of minor components of property, and repair and maintenance costs, are charged to expense as incurred. Planned shutdown maintenance costs are charged to earnings ratably during the year. There are no reserves for planned shutdown costs at the end of any fiscal year.

  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in income.

  The Corporation capitalizes incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. Capitalized costs were $48 million at December 30, 2000 and $66 million at January 1, 2000. Amounts are included as property, plant and equipment on the accompanying balance sheets.

  The Corporation capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets. Interest capitalized, expensed and paid was as follows:

                                                         Year Ended
                                            ------------------------------------
                                            December 30, January 1, December 31,
                                                2000        2000        1998
                                            ------------ ---------- ------------
In millions
Total interest costs.......................     $650        $501        $452
Interest capitalized.......................      (11)         (6)         (9)
                                                ----        ----        ----
Interest expense...........................     $639        $495        $443
                                                ====        ====        ====
Interest paid..............................     $628        $473        $468
                                                ====        ====        ====

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

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

  Amortization expense was $96 million, $69 million and $62 million in 2000, 1999, and 1998, respectively. Accumulated amortization at December 30, 2000 and January 1, 2000 was $915 million and $615 million, respectively.

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

 Accounting Standards Change

  SFAS No. 133, as amended, issued by the FASB establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Corporation will be required to adopt SFAS No. 133 in 2001. Management has evaluated the effect of this statement on the Corporation's derivative instruments, which are primarily interest rate swaps, foreign currency forward contracts, and commodity futures. The cumulative effect of such change in accounting for derivative instruments to fair value is expected to result in a gain, net of taxes of approximately $9 million in the first quarter of 2001.

  In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 is effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues were required to be reclassified to cost of sales. The Corporation implemented EITF 00-10 in the fourth quarter of 2000. Prior to implementing EITF 00-10, the Corporation classified shipping and handling amounts billed to a customer as revenue. However, costs incurred related to shipping and handling were classified as a reduction of revenue or as a selling and distribution expense. Shipping and handling costs that were reclassified from revenue to cost of sales totaled $632 million, $622 million, and $648 million in 2000, 1999, and 1998, respectively. Shipping and handling costs included in selling and distribution expenses were $481 million, $357 million, and $233 million in 2000, 1999, and 1998, respectively.

  In November 2000, the EITF deferred implementation of Issue No. 00-14, "Accounting for Certain Sales Incentives" until the second quarter of 2001. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. It requires that an entity recognize the cost of the sales incentive at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. EITF 00-14 also requires that the reduction in or refund of the selling price of the product resulting from any sales incentive be classified as a reduction of revenue. The Corporation participates in various sales incentives programs, the majority of which are classified as a reduction of revenue. Sales incentives that are currently classified as selling and distribution expenses are coupons, off-invoice pricing, rebates and free products. These sales incentives are offered by the Corporation's retail tissue business within the consumer products segment and paper business within the bleached pulp and paper segment. All other businesses record sales incentives as a reduction of revenue. Sales incentives classified as selling and distribution expenses were $8 million, $5 million, and $6 million in 2000, 1999, and 1998, respectively. The implementation of EITF 00-14 will result in a reduction in revenue of these amounts and a corresponding reduction of selling and distribution expenses. There will be no impact on results of operations.

 Change in Fiscal Year

  In April 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of one additional day on the year ended January 1, 2000 was not material. There was no transition period on which to report.

 Reclassifications

  Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. In connection with the acquisition of Fort James, the Corporation revised its segment reporting to include the following reportable business segments: building products, timber, containerboard and packaging, bleached pulp and paper, and consumer products.


NOTE 2. OPERATING SEGMENT INFORMATION

  The Corporation has five reportable operating segments: building products, timber, containerboard and packaging, bleached pulp and paper, and consumer products.

  . Manufactured products in the building products segment consist primarily of wood panels (plywood, oriented strand board, hardboard and particleboard), lumber, gypsum products and chemicals. The distribution business of the building products segment sells a wide range of building products

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES manufactured by the Corporation or purchased from others. This segment of the business is primarily affected by the level of housing starts; the level of repairs, remodeling and additions; industrial markets; commercial building activity; the availability and cost of financing; and changes in industry capacity.

  . The timber segment consists of The Timber Company and is engaged primarily in the growing and selling of timber. In addition, the timber segment is engaged in certain businesses related to ownership and management of timberlands, including managing the sale of hunting leases, the sale of minerals and mineral rights, and the sale of easements. The operations of the timber segment are affected by a number of factors, including prices for timber generally, selling prices for manufactured wood products, supplies of timber from other wood sources in the United States and competition for these raw materials, as well as seasonal factors such as weather.

  . The containerboard and packaging segment produces and sells linerboard, medium, kraft and corrugated packaging.

  . The bleached pulp and paper segment produces paper, market pulp, and bleached board. The distribution division of the bleached pulp and paper segment sells and distributes high-quality printing, writing and copying papers and a broad range of packaging and maintenance supplies, equipment and services.

  . The consumer products segment produces and sells retail and away-from-home tissue and the Dixie line.

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

  The "Other" nonreportable segment includes some miscellaneous businesses, unallocated corporate operating expenses, and the elimination of intersegment sales and related profits.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The Corporation has a large and diverse customer base, which includes some customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 30, 2000. Sales to foreign markets in 2000, 1999 and 1998 were 10%, 7% and 8%, respectively. These sales were primarily to customers in Canada, Europe, Asia and Latin America. Information on operations in U.S. and foreign markets is as follows:

                                   Revenues*

                                                         Year Ended
                                            ------------------------------------
                                            December 30, January 1, December 31,
                                                2000        2000        1998
                                            ------------ ---------- ------------
In millions
United States..............................   $20,105     $17,242     $12,931
Foreign countries..........................     2,113       1,357       1,059
                                              -------     -------     -------
  Total Net Sales..........................   $22,218     $18,599     $13,990
                                              =======     =======     =======

--------
* Revenues are attributed to countries based on location of customer.

  Long lived assets located in the United States and abroad were valued at $10.4 billion and $1.4 billion, respectively as of December 30, 2000. Prior to the acquisition of Fort James, a substantial portion of the Corporation's foreign revenues was derived from the sale of U.S. - produced products abroad. Therefore, assets located outside the United States as of January 1, 2000 and December 31, 1998 were not material.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The following summarizes certain financial information by segment:

                                          Containerboard Bleached
                          Building             and       Pulp and Consumer   All
                          Products Timber   Packaging     Paper   Products  Other      Consolidated
                          -------- ------ -------------- -------- -------- -------     ------------
In millions
2000
Net sales to
 unaffiliated
 customers..............   $7,959  $  155     $2,645      $9,035  $ 2,435  $   (11)*     $22,218
Intersegment sales......      744     239         89          50       61   (1,183)**         -
                           ------  ------     ------      ------  -------  -------       -------
 Total net sales........   $8,703  $  394     $2,734      $9,085  $ 2,496  $(1,194)      $22,218
                           ======  ======     ======      ======  =======  =======       =======
Operating profit
 (loss).................   $  377  $  303     $  512      $  468  $    29  $  (238)***   $ 1,451
Depreciation, depletion,
 amortization, and cost
 of timber harvested....      370      27        172         339      179       17         1,104
Property, plant and
 equipment investments..      266       3        112         170      302       56           909
Timber and timberland
 purchases..............      181      59         -           -        -        -            240
Acquisitions............       -       -          -            2    6,140       -          6,142
Assets..................    3,477   1,619      2,421       6,319   15,727    1,319        30,882
1999
Net sales to
 unaffiliated
 customers..............   $8,919  $  199     $2,446      $5,501  $ 1,550  $   (16)*     $18,599
Intersegment sales......      753     327         65          39       40   (1,224)**         -
                           ------  ------     ------      ------  -------  -------       -------
 Total net sales........   $9,672  $  526     $2,511      $5,540  $ 1,590  $(1,240)      $18,599
                           ======  ======     ======      ======  =======  =======       =======
Operating profit
 (loss).................   $1,202  $  726     $  324      $  145  $   170  $  (251)***   $ 2,316
Depreciation, depletion,
 amortization, and cost
 of timber harvested....      363      42        157         288       89       74         1,013
Property, plant and
 equipment investments..      281       2         92         169      138       41           723
Timber and timberland
 purchases..............      150      78         -           -        -        -            228
Acquisitions............       51      -          23         829      755       -          1,658
Assets..................    3,599   1,521      1,955       5,233    1,858    2,731        16,897
1998
Net sales to
 unaffiliated
 customers..............   $7,852  $  125     $2,161      $2,448  $ 1,414  $   (10)*     $13,990
Intersegment sales......      982     409         60          28       28   (1,507)**         -
                           ------  ------     ------      ------  -------  -------       -------
 Total net sales........   $8,834  $  534     $2,221      $2,476  $ 1,442  $(1,517)      $13,990
                           ======  ======     ======      ======  =======  =======       =======
Operating profit
 (loss).................   $  604  $  364     $   89      $  (59) $   160  $  (224)***   $   934
Depreciation, depletion,
 amortization, and cost
 of timber harvested....      366      44        148         285       69       85           997
Property, plant and
 equipment investments..      198       6         84         140      165       45           638
Timber and timberland
 purchases..............      142      59         -           -        -        -            201
Acquisitions............       19      -          93          -        -        -            112
Assets..................    3,495   1,174      1,871       3,078      730    2,352        12,700

--------
* Represents the elimination of hunting lease income reflected in net sales for the timber segment and reflected as a reduction to cost of sales on a consolidated basis. In addition, these amounts include net sales from miscellaneous businesses.
**  Elimination of intersegment sales.
*** Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

     Reconciliation of Segment Operating Profits to Consolidated Net Income

                                                         Year Ended
                                            ------------------------------------
                                            December 30, January 1, December 31,
                                                2000        2000        1998
                                            ------------ ---------- ------------
In millions
Total operating profits....................    $1,451      $2,316       $934
Interest expense...........................       639         495        443
Provision for income taxes.................       307         705        202
                                               ------      ------       ----
Income before extraordinary item...........       505       1,116        289
Extraordinary item, net of taxes...........        -           -         (15)
                                               ------      ------       ----
  Net income...............................    $  505      $1,116       $274
                                               ======      ======       ====

NOTE 3. ACQUISITIONS, DIVESTITURES AND UNUSUAL ITEMS

 . At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through December 30, 2000, the Corporation paid approximately $6,140 million in cash and issued approximately 53.7 million shares of Georgia-Pacific Group common stock valued at $1,480 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the announcement of the Fort James acquisition). The Corporation expects to pay an additional $29 million in cash and issue approximately 253,000 shares valued at $7 million for Fort James common stock that had not been tendered as of December 30, 2000. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

   Fort James' results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. The Corporation has accounted for this business combination using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of December 30, 2000, and is subject to change pending finalization of studies of fair value and the finalization of management's plans to restructure certain operations. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of net cash paid for the Fort James acquisition as of December 30, 2000 is summarized as follows:

   In millions
   Current assets...................................................... $ 1,746
   Property, plant and equipment.......................................   4,630
   Other noncurrent assets.............................................     899
   Goodwill............................................................   6,609
   Liabilities.........................................................  (6,144)
   Common stock issued and value of stock options converted............  (1,600)
                                                                        -------
   Net cash paid for Fort James........................................ $ 6,140
                                                                        =======

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

   In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $30 million for employee termination costs relating to approximately 429 hourly and salaried employees. During 2000, no employees were terminated and none of this reserve was used. The Corporation has not finalized its plans for manufacturing and distribution activities. Finalization of these plans may result in additional liabilities recorded as part of the purchase price or charges to earnings.

   The following unaudited pro forma financial data has been prepared assuming that the acquisition of Fort James and related financings were consummated on January 1, 1999. This pro forma financial data is presented for informational purposes and is not indicative of the operating results that would have occurred had the acquisition been consummated on January 1,1999, nor does it include adjustments for expected synergies, cost savings or consistent application of accounting methods. Accordingly, this pro forma data is not necessarily indicative of future operations.

                                                             Year Ended
                                                       -----------------------
                                                       December 30, January 1,
                                                           2000        2000
                                                       ------------ ----------
   In millions, except per share amounts
   Georgia-Pacific Corporation:
    Net sales.........................................   $28,430     $25,270
     Income from continuing operations................       310       1,010
     Net income.......................................       310       1,178
   Georgia-Pacific Group data:
    Net sales.........................................   $28,288     $25,089
     Income from continuing operations................       148         310
     Net income.......................................       148         778
     Basic income per share from continuing
      operations......................................      0.65        2.71
     Diluted income per share from continuing
      operations......................................      0.64        2.66
     Basic earnings per share.........................      0.65        3.45
     Diluted earnings per share.......................      0.64        3.39

   The Timber Company's results of operations are not impacted by the Fort James transaction.

   The 2000 pro forma financial data includes nonrecurring restructuring and acquisition-related charges of $225 million incurred by Fort James. The 1999 pro forma financial data includes a $40 million after-tax extraordinary loss on early extinguishment of debt, a $235 million after-tax extraordinary gain on sale of discontinued operations and a $22 million after-tax loss for the cumulative effect of a change in accounting principle.

 . Effective October 3, 1999, the Corporation and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies have combined certain parts of their tissue businesses. The Corporation contributed substantially all the assets of its away-from-home tissue business to the joint venture. The Corporation controls and manages the joint venture and owns 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, in which it has a 5% equity interest after receipt of an initial cash distribution of approximately $755 million.

   The results of the Wisconsin Tissue operations were combined with the Corporation's commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The Corporation accounted for this transaction using the purchase method to record a new cost basis for assets acquired by the joint venture and liabilities assumed by the joint venture. The difference between the

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES allocated values and the fair market value of the assets acquired and liabilities assumed by the joint venture was recorded as goodwill and is being amortized over 40 years. The allocation of the values of the Wisconsin Tissue assets acquired by the joint venture is as follows:

   In millions
   Current assets........................................................ $ 102
   Property, plant and equipment.........................................   638
   Goodwill..............................................................   284
   Liabilities and value of stock options converted......................  (269)
                                                                          -----
   Net cash distribution to Wisconsin Tissue............................. $ 755
                                                                          =====

   The Corporation completed an organizational restructuring of the sales, marketing, administrative and manufacturing support activities for its tissue business, which resulted in the elimination of approximately 300 salaried and hourly positions. The Corporation reserved approximately $5 million for termination and relocation costs of Wisconsin Tissue employees. This $5 million liability was included as part of the purchase price of the Wisconsin Tissue assets. In addition, the Corporation recorded provisions totaling approximately $2 million for the termination and relocation of employees of the Corporation, which were charged to earnings in 1999. As a result of these programs, approximately 80 employees were terminated and approximately $2 million of the termination and relocation reserve was used in 1999. During 2000, the remaining employees were terminated or relocated and all the related reserve was used.

   In connection with the acquisition of Fort James and pursuant to a consent decree with the U. S. Department of Justice, the Corporation committed to sell a portion of its away-from-home tissue manufacturing operations. In January 2001, the Corporation reached a definitive agreement to sell these assets (Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million. The sale is expected to be completed during the first quarter of 2001, with after-tax proceeds of approximately $660 million used to repay debt. Based on these sales proceeds, the Corporation determined that the carrying value of the related commercial tissue assets was higher than the net realizable value at December 30, 2000. Accordingly, the Corporation recorded a pre tax loss of $204 million in the fourth quarter of 2000 for the write-down of these assets to their net realizable value of $850 million. This loss is included in other loss in the consumer products segment. During 2000, 1999 and 1998, these assets generated income
   (loss) from operations of approximately $31 million, $7 million and $(2) million, respectively.

 . During the third quarter of 2000, the Corporation also announced the potential sale of certain commodity and non-strategic businesses, including the market pulp operations at Brunswick, Ga., New Augusta, Miss., and Woodland, Maine, as well as the chemical business.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 .  During 2000, the Corporation announced the closure of the Grand Rapids
   East, Mich., gypsum plant and the Kalamazoo, Mich., paper mill. In connection with these closures, the Corporation recorded a charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly positions, $25 million for the write-off of assets and $12 million for facility closing costs. During 2000, approximately 284 employees were terminated. The following table provides information related to these charges:

                                                    Liability         Liability
                                                    Additions         Balance at
                                                     During          December 30,
                                                      2000    Usage      2000
Type of Cost                                        --------- -----  ------------
In millions
Write-off of assets................................    $25    $(23)      $ 2
Employee separation................................      7      -          7
Facility closing costs.............................     12      (2)       10
                                                       ---    ----       ---
  Total............................................    $44    $(25)      $19
                                                       ===    ====       ===

 . During 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $25 million.

 .  On July 18, 2000, the Corporation signed a definitive agreement to merge
   The Timber Company with and into Plum Creek. Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption of approximately $640 million of debt allocated to The Timber Company, is valued at approximately $3.6 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to the Corporation and to the shareholders of The Timber Company, and receipt of an opinion from counsel that the merger will qualify as a tax-free reorganization. The transaction is also subject to the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved. Closing is expected by the end of the second quarter of 2001.

 . At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters' rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through December 30, 2000, the Corporation has paid approximately $831 million for all Unisource shares, $2 million of which was paid during 2000. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

   Unisource's results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the fair market

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The allocation of the purchase price of the acquisition is summarized as follows:

   In millions
   Current assets...................................................... $ 1,207
   Property, plant and equipment.......................................     219
   Other noncurrent assets.............................................      27
   Goodwill............................................................     753
   Liabilities and value of stock options converted....................  (1,375)
                                                                        -------
   Net cash paid for Unisource......................................... $   831
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

                                                                   Year Ended
                                                                 January 1, 2000
                                                                 ---------------
   In millions, except per share amounts
   Georgia-Pacific Corporation:
     Net sales..................................................     $21,615
     Income before extraordinary item...........................       1,109
     Net income.................................................       1,109
   Georgia-Pacific Group data:
     Net sales..................................................     $21,434
     Income before extraordinary item...........................         709
     Net income.................................................         709
     Basic income before extraordinary item per share...........        4.12
     Diluted income before extraordinary item per share.........        4.03
     Basic earnings per share...................................        4.12
     Diluted earnings per share.................................        4.03

     The Timber Company's results of operations are not impacted by the Unisource transaction.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  In connection with the acquisition of Unisource, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. The balance of these restructuring reserves at December 30, 2000 was $8 million. During 2000, approximately 386 employees were terminated and nine facilities were closed as part of this program. In conjunction with the finalization of management's plans to consolidate or close distribution centers, $28 million of reserves established in 1999 as part of the preliminary allocation of Unisource purchase price were reversed in the second quarter of 2000, with a corresponding reduction made to goodwill. The following table provides a rollforward of the reserve for restructuring from January 1, 2000 through December 30, 2000:

                                 Balance                    Reversal   Balance
                                January 1,                     of    December 30,
                                   2000    Additions Usage  Reserves     2000
Type of Cost                    ---------- --------- -----  -------- ------------
In millions
Employee separation............    $43        $ 1    $(14)    $(27)      $ 3
Facility closing costs.........     14          5     (13)      (1)        5
                                   ---        ---    ----     ----       ---
  Total........................    $57        $ 6    $(27)    $(28)      $ 8
                                   ===        ===    ====     ====       ===

 . In addition, during 1999, the Corporation completed the acquisition of a packaging plant, four treated lumber facilities, a chemical business and lumber transportation assets for a total consideration of approximately $74 million in cash. The results of operations of the packaging plant and treated lumber facilities were consolidated with those of the Corporation beginning in the second quarter of 1999. The operating results of the chemical business and lumber transportation assets were consolidated with those of the Corporation beginning in the third and fourth quarters, respectively, of 1999. The Corporation has accounted for these business combinations using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

 . On June 30, 1998, the Corporation completed its acquisition of CeCorr, a leading independent producer of corrugated sheets in the United States. On June 30, 1998, the Corporation paid approximately $93 million in cash (net of $2 million of cash acquired) and issued approximately 3.2 million shares of Georgia-Pacific Group stock valued at approximately $28.94 per share for all the outstanding shares of CeCorr. In addition, the Corporation assumed approximately $92 million of CeCorr's debt, of which $34 million was owed to the Corporation ($58 million net debt assumed). On July 2, 1998, a former owner of CeCorr exercised his right to resell to the Corporation approximately 2.2 million shares of Georgia-Pacific Group stock issued in the transaction. CeCorr's results of operations were consolidated with those of the Corporation beginning July 1, 1998. The Corporation accounted for the CeCorr acquisition using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

 .  During the second quarter of 1999, the Corporation sold approximately
   390,000 acres of timberlands in New Brunswick, Canada and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after taxes). This gain is reflected in "Other loss (income)" on the accompanying statements of income. In conjunction with the sale of its Maine timberlands, the Corporation received notes from the purchaser in the amount of $51 million. In November 1999, the Corporation monetized these notes through the issuance of notes payable in a private placement. The Corporation will use proceeds from the notes received from the purchaser to fund payments required for the notes payable. The notes receivable are classified as "Other assets" and the notes payable are classified as "Other long-term liabilities" on the accompanying balance sheets.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 . In December 1999, the Corporation sold approximately 194,000 acres of redwood and Douglas fir timberlands in Northern California for approximately $397 million and recognized a pretax gain of $271 million ($165 million after taxes). This gain is reflected in "Other loss (income)" on the accompanying statements of income. In conjunction with the sale of its California timberlands, the Corporation received notes from the purchaser $397 million. These notes are fully secured by a standby letter of credit with an unaffiliated third-party financial institution. In October 2000, the Corporation monetized these notes through the issuance of commercial paper secured by the notes. The net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company. The notes receivable are classified as "Other assets" and the commercial paper is classified as "Other long-term liabilities" on the accompanying balance sheets.

 . In March 1998, the Corporation sold its real estate development properties located in South Carolina and Florida for $18 million in cash, resulting in a pretax gain of approximately $1 million.

 .  In December 1998, the Corporation completed the sale of approximately
   61,000 acres of timberlands located in West Virginia. This sale resulted in a pretax gain of $24 million ($14 million after taxes). These amounts are reflected in "Other loss (income)" on the accompanying statements of income.

NOTE 4. RECEIVABLES

  The Corporation has a large, diversified customer base, which includes some customers located in foreign countries. The Corporation closely monitors extensions of credit and has not experienced significant losses related to its receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility.

  In June 1999, the Corporation renegotiated its accounts receivable secured borrowing program and increased the amount outstanding under the program from $280 million to $750 million. The Corporation has extended the program through October 2001. In connection with the acquisition of Unisource, the Corporation assumed former Unisource programs to pledge up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The U.S. program expires in October 2001 and the Canadian program expires in May 2004. At December 30, 2000, approximately $893 million was outstanding under the Corporation's and Unisource's programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the Corporation's consolidated balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

  The $893 million and $948 million of receivables outstanding under these programs at December 30, 2000 and January 1, 2000, respectively, and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes" on the accompanying balance sheets. A portion of the cost of the accounts receivable secured borrowing programs is based on the creditors' level of investment and borrowing costs. The Corporation pays fees based on its senior debt ratings. The total cost of the programs, which was $63 million in 2000, $36 million in 1999 and $17 million in 1998, is included in interest expense on the accompanying statements of income.

  Under the accounts receivable secured borrowing programs, the maximum amount of the creditors' investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE 5. INDEBTEDNESS

  The Corporation's indebtedness includes the following:

                                                        December 30, January 1,
                                                            2000        2000
                                                        ------------ ----------
In millions
Debentures, 8.6% average rate, payable through 2029...    $ 3,582      $3,589
Notes, 7.0% average rate, payable through 2023........      2,094         414
Credit facilities, 7.9% average rate, payable through
 2005.................................................      5,900          -
Euro-denominated bonds, 4.8% average rate, payable
 through 2004.........................................        283          -
Revenue bonds, 5.7% average rate, payable through
 2029.................................................        832         653
Other loans, 7.1% average rate, payable through 2001..          7          14
European Debt, 7.2% average rate, payable through
 2029.................................................        141          -
Capital leases, 10.2% average rate, payable through
 2016.................................................        138          14
Less: unamortized net discount........................       (118)        (24)
                                                          -------      ------
                                                           12,859       4,660
Less: long-term portion of debt.......................     12,627       4,621
                                                          -------      ------
Current portion of long-term debt.....................        232          39
Commercial paper and other short-term notes, 7.0%
 average rate.........................................      1,295       2,067
Credit facilities, 8.0% average rate..................      1,400          -
Bank overdrafts, net..................................        293         297
                                                          -------      ------
Total short-term debt.................................      3,220       2,403
                                                          -------      ------
Total debt............................................    $15,847      $7,024
                                                          =======      ======
Georgia-Pacific Group's portion of Corporation debt:
 Short-term debt......................................    $ 2,852      $2,071
 Long-term debt, excluding current portion............     12,355       3,983
                                                          -------      ------
Georgia-Pacific Group's total debt....................    $15,207      $6,054
                                                          =======      ======
The Timber Company's portion of Corporation debt:
 Short-term debt......................................    $   368      $  332
 Long-term debt, excluding current portion............        272         638
                                                          -------      ------
The Timber Company's total debt.......................    $   640      $  970
                                                          =======      ======
Weighted average interest rate on Corporation debt at
 year end.............................................        7.6%        7.2%

For additional information regarding financial instruments, see Notes 6 and 7 of the Notes to Consolidated Financial Statements.

  The scheduled maturities of the Corporation's long-term debt for the next five years are as follows: $232 million in 2001, $4,558 million in 2002, $608 million in 2003, $680 million in 2004 and $1,979 million in 2005.

 Notes and Debentures

  In connection with the acquisition of Fort James in November 2000, the Corporation assumed $1,642 million of notes, $26 million of which matured in December 2000. The Corporation subsequently fully and unconditionally guaranteed all of Fort James' publicly held debt issued pursuant to an Indenture with the Bank of New York, as trustee, dated as of November 1, 1991, as amended by a first supplemental Indenture dated as of September 19, 1997 and second supplemental Indenture dated as of February 19, 2001. During 1999, in connection with the formation of Georgia-Pacific Tissue, the Corporation issued $500 million of 7.75% Debentures Due November 15, 2029.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 Euro-Denominated Bonds and European Debt

  During 2000, in connection with the acquisition of Fort James, the Corporation assumed $218 million (net of discount) of Euro-denominated bonds and $156 million of European debt.

 Revenue Bonds

  During 2000, in connection with the acquisition of Fort James, the Corporation assumed $197 million in revenue bonds. At December 30, 2000, the Corporation had outstanding borrowings of approximately $832 million under certain industrial revenue bonds, including revenue bonds assumed in the acquisition. During 2000, approximately $10 million of floating rate bonds were replaced by fixed rate instruments and $12 million of fixed rate revenue bonds matured. During 1999, in connection with the acquisition of Unisource, the Corporation assumed former Unisource industrial revenue bonds in the amount of $9 million.

 Capital Leases and Other Loans

  During 2000, in connection with the acquisition of Fort James, the Corporation assumed $141 million (including premium) of capital leases. During 1999, in connection with the acquisition of Unisource, the Corporation assumed capital leases in the amount of $12 million.

 Revolving Credit Facilities

  In October 2000, the Corporation negotiated, with Bank of America National Trust and Savings and 20 other domestic and international banks, several new unsecured financing facilities totaling $5,400 million with terms ranging from 6 to 18 months and a permanent unsecured revolving credit facility totaling $3,750 million with a term of 5 years. The proceeds under these unsecured facilities were used to partially finance the Fort James acquisition and for the ongoing working capital and other general corporate requirements of the Corporation. As of December 30, 2000, $1,448 million of committed credit was available in excess of all borrowings outstanding under or supported by these facilities.

  Borrowings under the agreements bear interest at competitive market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.20% per annum on the aggregate commitments of the lenders as well as upfront fees totaling $34 million, which are being amortized over the term of the agreements. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At December 30, 2000, $7,700 million was borrowed under the credit agreements at a weighted-average interest rate of 7.9%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying balance sheets.

  The revolving credit agreements contain certain restrictive covenants, including a maximum leverage ratio (funded indebtedness, including senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.5 to 1.0 and a minimum net worth of $4,650 million. The maximum leverage ratio will be reduced to 4.0 to 1.0 on June 30, 2001 and the minimum net worth required will change on a quarterly basis. As of December 30, 2000, the Corporation was in compliance with these covenants.

 Commercial Paper and Other Short-Term Notes

  These borrowings are classified as current liabilities, although all or a portion of them may be refinanced on a long-term basis in 2001. In connection with the acquisition of Fort James, the Corporation assumed $927 million of revolving commercial paper, all of which was refinanced by commercial paper issued by the Corporation in the fourth quarter 2000.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 Other

  At December 30, 2000, the amount of long-term debt secured by property, plant and equipment and by timber and timberlands was not material.

  During 1999, in connection with the acquisition of Unisource, the Corporation assumed other long-term debt in the amount of $447 million and bank overdrafts in the amount of $120 million, and retained accounts receivable secured borrowing programs in the amount of $197 million. These instruments are included in the Corporation's total debt.

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

  At December 30, 2000, the deposit and lease obligation balances were both $339 million. Of these amounts, approximately $15 million was recorded as a current asset and $19 million was recorded as a current liability. The long-term portions of these amounts are recorded in "Other assets" and "Other long-term liabilities" on the accompanying balance sheets.

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

  In conjunction with the sale of 194,000 acres of the Corporation's California timberlands in December 1999, the Corporation received notes from the purchaser of $397 million. These notes were monetized on October 25, 2000, through the issuance of commercial paper secured by the notes. Net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable. In conjunction with the sale of 440,000 acres of the Corporation's Maine timberlands in June 1999, the Corporation received notes from the purchaser in the amount of $51 million. In November 1999, the Corporation monetized these notes through the issuance of notes payable in a private placement. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable. The notes receivable and notes payable are reflected in "Other assets" and "Other long-term liabilities," respectively, on the accompanying balance sheets.

  In the second half of 2000, the Board increased the corporate target debt level under which the Corporation can purchase shares of Georgia-Pacific Group common stock on the open market from $5.8 billion to $9.5 billion. The Timber Company's target debt level remains at $1.0 billion. Depending on operating and financial considerations, debt levels of the Corporation, the Georgia-Pacific Group and The Timber Company may from time to time be above or below these thresholds. Pursuant to the Plum Creek merger agreement, the Corporation is prohibited from purchasing shares of The Timber Company common stock.

  During 2000, the Corporation registered an additional $2.25 billion of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. This registration statement makes $3.0 billion of debt and equity securities available to be issued as of December 30, 2000.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

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

NOTE 7. FINANCIAL INSTRUMENTS

  The carrying amount (net of discounts and premiums) and estimated fair value of the Corporation's financial instruments are as follows:

                                              December 30,
                                                  2000        January 1, 2000
                                             ---------------  ---------------
                                             Carrying  Fair   Carrying  Fair
                                              Amount  Value    Amount  Value
                                             -------- ------  -------- ------
In millions
Commercial paper, credit facilities and
 short-term notes (Note 3 and 5)............  $8,595  $8,595   $2,067  $2,067
Notes and debentures (Note 5)...............   5,593   5,105    4,003   3,966
Euro denominated bonds (Note 5).............     242     252       -       -
Revenue bonds (Note 5)......................     824     778      653     564
Capital leases (Note 5).....................     152     140       14      14
European debt (Note 5)......................     141     141       -       -
Other loans (Note 5)........................       7       7       14      14
Senior deferrable notes (Note 6)............     863     871      863     866
Investments in marketable securities........      44      43       -       -
Interest rate exchange agreements (floating
 to fixed)..................................       *      -         *      (1)
Interest rate exchange agreements (fixed to
 floating)..................................       *      (1)      -       -
Interest rate exchange agreements (rate
 collar)....................................      -       -        -       -
Notes receivable from sale of timberlands...     673     651      671     649
Notes payable from monetizations............     659     645      310     296

--------
* The Corporation's balance sheets at December 30, 2000 and January 1, 2000 included accrued interest of $0.3 million and $1 million, respectively, related to these interest rate exchange agreements.

 Commercial Paper, Credit Facilities and Short-Term Notes

  The carrying amounts approximate fair value because of the short maturity of these instruments.

 Notes and Debentures

  The fair value of notes and debentures was estimated primarily by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 Euro-Denominated Bonds and European Debt

  The fair value of Euro-denominated bonds and European debt was estimated primarily by obtaining quotes from brokers for these and similar issues. For Euro-denominated bonds and European debt for which there are no quoted market prices, the fair value was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

 Revenue Bonds, Capital Leases, Senior Deferrable Notes and Other Loans

  The fair value of revenue bonds, capital leases, senior deferrable notes and other loans was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

 Investments in Marketable Securities

  The fair value of investments in marketable securities was based on quoted market prices.

 Notes Receivable and Notes Payable

  The fair value of notes receivable and notes payable was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

  At December 30, 2000, the Corporation had interest rate exchange agreements that effectively converted $458 million of floating rate obligations with a weighted average interest rate of 6.8% to fixed rate obligations with an average effective interest rate of approximately 6.0%. These agreements decreased interest expense by $1 million for the year ended December 30, 2000, and increased interest expense by $7 million and $11 million for the years ended January 1, 2000 and December 31, 1998, respectively. As of December 30, 2000, these agreements have a weighted-average maturity of approximately 2.4 years.

  At December 30, 2000, the Corporation had interest rate exchange agreements that effectively capped $47 million of floating rate obligations to a maximum weighted average interest rate of 7.5% and a minimum weighted average interest rate of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. There was no effect on the Corporation's interest expense for 2000 related to this agreement.

  In connection with the acquisition of Fort James, $600 million of swaps were assumed that effectively converted fixed rate obligations with a weighted average interest rate of 6.55% to floating rate obligations with an average effective interest rate of 7.32%. In December 2000, $300 million of these interest rate exchange agreements terminated. The remaining $300 million will terminate in March 2001. At December 30, 2000, the

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES remaining interest rate exchange agreements effectively converted $300 million of floating rate obligations with a weighted average interest rate of 6.2% to fixed rate obligations with an average effective interest rate of 7.1%. These agreements increased interest expense by $0.4 million for the year ended December 30, 2000. As of December 30, 2000, these agreements have a weighted average maturity of less than one year. As of December 30, 2000, the Corporation's total floating rate debt exceeded all related interest rate exchange agreements by $8,936 million.

  In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1,500 million of floating rate obligations with a weighted average interest rate of 5.6% to fixed rate obligations with an average effective interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately 1.3 years.

  The estimated fair value of the Corporation's asset under interest rate exchange agreements at both December 30, 2000 and January 1, 2000 was $1 million and represented the estimated amount the Corporation could have received upon termination of the agreements. The fair value at December 30, 2000 and January 1, 2000 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

  The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes foreign exchange contracts. As of December 30, 2000, the Corporation had outstanding foreign exchange contracts with notional amounts of $22 million to hedge firm and anticipated purchase commitments and firm sales commitments denominated in foreign currencies. At December 30, 2000, the Corporation had outstanding approximately $242 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of December 30, 2000 and January 1, 2000, the Corporation had unrealized gains on foreign currency contracts of $1 million and $0, respectively. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations.

  The Corporation also enters into commodity futures and swaps, the amounts of which were not material to the consolidated financial position of the Corporation at December 30, 2000 and January 1, 2000.

  The Corporation may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE 8. INCOME TAXES

  The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:

                                                         Year Ended
                                            ------------------------------------
                                            December 30, January 1, December 31,
                                                2000        2000        1998
                                            ------------ ---------- ------------
In millions
Current income taxes:
 Federal...................................     $216        $515        $127
 State.....................................       -           96          25
 Foreign...................................       24          21          12
Deferred income taxes:
 Federal...................................       66          62          37
 State.....................................       -           11           1
 Foreign...................................        1          -           -
                                                ----        ----        ----
Provision for income taxes.................     $307        $705        $202
                                                ====        ====        ====
Income taxes paid, net of refunds..........     $425        $620        $ 21
                                                ====        ====        ====

  Income taxes paid during 2000 are net of approximately $8 million in state income tax refunds. Income taxes paid during 1999 are net of approximately $8 million in state income tax refunds and $8 million in federal income tax refunds. No provision for income taxes has been made for $492 million of undistributed earnings of certain of the Corporation's foreign subsidiaries and affiliates which have been indefinitely reinvested. It is not practicable to determine the amount of U.S. income tax which would be payable if such undistributed foreign earnings were repatriated because any U.S. taxes payable on such repatriation would be offset, in part, by foreign tax credits.

  The Internal Revenue Service is currently conducting audits of various federal income tax returns for the years 1995 through 1998. All related payments for completed audits have been made.

  The federal statutory income tax rate was 35%. The provision for income taxes is reconciled to the federal statutory amounts as follows:

                                                       Year Ended
                                          ------------------------------------
                                          December 30, January 1, December 31,
                                              2000        2000        1998
                                          ------------ ---------- ------------
In millions
Provision for income taxes computed at
 the federal statutory tax rate..........     $284        $637        $172
State income taxes, net of federal
 benefit.................................       16          73          16
Goodwill amortization....................       33          25          24
Foreign sales corporation................      (19)        (25)         (6)
Other....................................       (7)         (5)         (4)
                                              ----        ----        ----
Provision for income taxes...............     $307        $705        $202
                                              ====        ====        ====

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The components of the net deferred income tax liabilities are as follows:

                                                               Year Ended
                                                         -----------------------
                                                         December 30, January 1,
                                                             2000        2000
                                                         ------------ ----------
In millions
Deferred income tax assets:
 Compensation related accruals..........................   $   413     $   342
 Other accruals and reserves............................        98         121
 Other..................................................        50          -
                                                           -------     -------
                                                               561         463
Valuation allowance.....................................        -           -
                                                           -------     -------
                                                               561         463
                                                           -------     -------
Deferred income tax liabilities:
 Property, plant and equipment..........................    (2,441)     (1,413)
 Timber and timberlands.................................      (404)       (372)
 Other..................................................      (101)        (75)
                                                           -------     -------
                                                            (2,946)     (1,860)
                                                           -------     -------
Deferred income tax liabilities, net....................   $(2,385)    $(1,397)
                                                           =======     =======
Included on the balance sheets:
 Deferred income tax assets*............................   $   176     $   139
 Deferred income tax liabilities**......................    (2,561)     (1,536)
                                                           -------     -------
 Deferred income tax liabilities, net...................   $(2,385)    $(1,397)
                                                           =======     =======

--------
* Net of current liabilities of $30 million at December 30, 2000 and $9 million at January 1, 2000.
** Net of long-term assets of $371 million at December 30, 2000 and $317 million at January 1, 2000.

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

  Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service. The Corporation has separate plans for salaried employees and officers under which benefits are primarily related to compensation and years of service. The officers' plan and certain salaried employee plans are not funded and are nonqualified for federal income tax purposes.

  Plan assets consist principally of common stocks, bonds, mortgage securities, interests in limited partnerships, cash equivalents and real estate. At December 30, 2000 and January 1, 2000, $531 million and
$114 million, respectively, of non-current prepaid pension cost was included in "Other assets" on the accompanying balance sheets. Accrued pension liability of $157 million and $136 million at December 30, 2000 and January 1, 2000, respectively, was included in "Other long-term liabilities" on the accompanying balance sheets.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  Pursuant to the provisions of SFAS No. 87, intangible assets of $2 million and $3 million were recorded as of December 30, 2000 and January 1, 2000, respectively, in order to recognize the required minimum liability.

                                                         December 30, January 1,
                                                             2000        2000
                                                         ------------ ----------
In millions
Change in projected benefit obligation:
 Projected benefit obligation at beginning of year......    $2,014      $1,799
 Service cost...........................................       122          97
 Interest cost..........................................       160         126
 Acquisitions...........................................     1,535         264
 Participant contributions..............................         1          -
 Plan amendments........................................         4          13
 Actuarial gains (losses)...............................         3        (171)
 Foreign currency exchange rate changes.................         7           2
 Benefits paid..........................................      (120)       (116)
                                                            ------      ------
Projected benefit obligation at end of year.............    $3,726      $2,014
                                                            ======      ======
Change in plan assets:
 Fair value of assets at beginning of year..............    $2,613      $2,082
 Actual return on plan assets...........................       102         422
 Acquisitions...........................................     1,914         216
 Participant contributions..............................         1          -
 Employer contributions.................................        10           7
 Foreign currency exchange rate changes.................         8           2
 Benefits paid..........................................      (120)       (116)
                                                            ------      ------
Fair value of assets at end of year.....................    $4,528      $2,613
                                                            ======      ======

  The funded status and the amounts recognized on the accompanying balance sheets for the solely administered plans are set forth in the following table:

                                                        December 30, January 1,
                                                            2000        2000
                                                        ------------ ----------
In millions
Funded status..........................................    $ 802       $ 599
Employer contributions.................................        1          -
Unrecognized actuarial gain............................     (494)       (691)
Unrecognized prior service cost........................       67          73
Unrecognized net (asset) obligation....................       -           -
                                                           -----       -----
Net prepaid (accrued) benefit cost.....................    $ 376       $ (19)
                                                           =====       =====
Amounts recognized on the balance sheets consist of:
 Prepaid pension cost..................................    $ 531       $ 114
 Accrued pension liability.............................     (157)       (136)
 Intangible asset......................................        2           3
 Deferred tax liability................................       (2)         (3)
 Accumulated other comprehensive income................        2           3
                                                           -----       -----
Net amount recognized..................................    $ 376       $ (19)
                                                           =====       =====

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $348 million, $263 million and $189 million, respectively, as of December 30, 2000 and $291 million, $230 million and $186 million, respectively, as of January 1, 2000.

  Net periodic pension cost for solely administered and union-administered pension plans included the following:

                                                       Year Ended
                                          ------------------------------------
                                          December 30, January 1, December 31,
                                              2000        2000        1998
                                          ------------ ---------- ------------
In millions
Service cost of benefits earned..........    $ 122       $  97       $  83
Interest cost on projected benefit
 obligation..............................      160         126         114
Expected return on plan assets...........     (262)       (208)       (184)
Amortization of gains....................      (34)        (11)        (13)
Amortization of prior service cost.......        9           9           8
Contributions to multiemployer pension
 plans...................................        4           4           4
                                             -----       -----       -----
Net periodic pension (benefit) cost......    $  (1)      $  17       $  12
                                             =====       =====       =====

  The following assumptions were used for United States and Canadian pension plans:

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
Discount rate used to determine the
 projected benefit obligation.............     7.5%        7.5%        6.5%
Rate of increase in future compensation
 levels used to determine the projected
 benefit obligation.......................     5.6%        5.7%        5.6%
Expected long-term rate of return on plan
 assets used to determine net periodic
 pension cost.............................     9.5%        9.5%        9.5%

  The following assumptions were used for the former Fort James Corporation European pension plans:

                                                                   Year Ended
                                                                  December 30,
                                                                      2000
                                                                  ------------
Discount rate used to determine the projected benefit
 obligation......................................................     6.0%
Rate of increase in future compensation levels used to determine
 the projected benefit obligation................................     4.2%
Expected long-term rate of return on plan assets used to
 determine net periodic pension cost.............................     7.3%

 Defined Contribution Plans

  The Corporation sponsors several defined contribution plans to provide eligible employees with additional income upon retirement. The Corporation's contributions to the plans are based on employee contributions and compensation. The Corporation's contributions totaled $65 million in 2000, $62 million in 1999 and $52 million in 1998.

 Health Care and Life Insurance Benefits

  The Corporation provides certain health care and life insurance benefits to certain eligible retired employees. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs and other group coverage. The plans are funded through trusts

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES established for the payment of active and retiree benefits. The Corporation contributes to the trust in the amounts necessary to fund current obligations of the plans.

  In 1991, the Corporation began transferring its share of the cost of post-age 65 health care benefits to future salaried retirees. The Corporation reduced the percentage of the cost of post-age 65 benefits that it pays on behalf of salaried employees who retire in each of the years 1995 through 1999 and no longer pays any of the post-age 65 cost for salaried employees who retire after 1999. The Corporation has continued to share the pre-age 65 cost with future retirees.

  Salaried and non-bargaining hourly employees of the former Fort James Corporation leaving after 1999 are generally eligible for retiree health care benefits if they terminate after age 55 with 10 years of service. These retirees pay the full cost of the pre-Medicare and Medicare Supplemental plans.

  The following tables set forth the change in projected benefit obligation and the amounts recognized on the accompanying balance sheets:

                                                        December 30, January 1,
                                                            2000        2000
                                                        ------------ ----------
In millions
Change in projected benefit obligation:
 Projected benefit obligation at beginning of year.....    $ 437       $ 432
 Service cost..........................................        9           8
 Series C Interest cost................................       32          26
 Acquisitions..........................................      412          15
 Plan changes..........................................        1          -
 Actuarial losses......................................       (4)        (16)
 Change in assumptions.................................       16          -
 Benefits paid.........................................      (35)        (28)
                                                           -----       -----
Projected benefit obligation at end of year............    $ 868       $ 437
                                                           =====       =====
Funded status..........................................    $(868)      $(437)
Unrecognized actuarial gain............................      (67)        (82)
Unrecognized prior service cost........................       11          11
Unrecognized net (asset) obligation....................       -           -
                                                           -----       -----
Net accrued benefit cost...............................    $(924)      $(508)
                                                           =====       =====
Amounts recognized on the balance sheets consist of:
 Prepaid benefit cost..................................    $  -        $  -
 Accrued benefit liability.............................     (924)       (508)
                                                           -----       -----
Net amount recognized..................................    $(924)      $(508)
                                                           =====       =====

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  Net periodic postretirement benefit cost included the following components:

                                                       Year Ended
                                          ------------------------------------
                                          December 30, January 1, December 31,
                                              2000        2000        1998
                                          ------------ ---------- ------------
In millions
Service cost of benefits earned..........     $ 9         $ 8         $ 7
Interest cost on accumulated
 postretirement benefit obligation.......      32          26          26
Amortization of prior service cost.......      -            1           1
Amortization of gains....................      (1)         (2)         (2)
                                              ---         ---         ---
Net periodic postretirement benefit
 cost....................................     $40         $33         $32
                                              ===         ===         ===

  For measuring the expected postretirement benefit obligation for 2000, the Corporation assumed separate annual rates of increase in the per capita claims cost for its pre-age 65 and age 65 and older claims of 7.5% and 10.0%, respectively. An annual rate of increase in per capita claims cost of 7% and 8% was assumed for 1999 and 1998, respectively, for measuring the expected postretirement benefit obligation. The rates were assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter.

  For measuring the expected postretirement benefit obligation for the former Fort James Corporation, a 7.5%, 10.0% and 12.0% annual rate of increase in the per capita claims cost was assumed for pre-age 65, age 65 and older medical coverage and age 65 and old prescription drug coverage, respectively. Due to a managed care component, these rates were assumed to decrease gradually to 5.0% in 2006 and remain at that level thereafter.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 30, 2000, 7.0% at January 1, 2000 and 6.0% at December 31, 1998.

  If the annual health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation would have increased by 10% as of December 30, 2000, 10% as of January 1, 2000 and 10% as of December 31, 1998. The effect of this change on the aggregate of service and interest costs would be an increase of 12% for 2000, 12% for 1999 and 11% for 1998.

  If the annual health care cost trend rate were decreased by 1%, the accumulated postretirement benefit obligation would have decreased by 8% as of December 30, 2000, 9% as of January 1, 2000 and 9% as of December 31, 1998. The effect of this change on the aggregate of service and interest costs would be a decrease of 10% for 2000, 11% for 1999 and 10% for 1998.

NOTE 10. COMMON AND PREFERRED STOCK

  The Corporation's authorized capital stock consists of (i) 10 million shares of Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued at December 30, 2000, and (ii) 400 million shares of Georgia-Pacific Group common stock and 250 million shares of The Timber Company common stock. The Georgia-Pacific Group stock has a par value of $0.80 per share, and 224,844,000 and 191,983,000 shares were issued as of December 30, 2000 and January 1, 2000, respectively. The Timber Company stock has a par value of $0.80 per share, and 94,571,000 and 93,904,000 shares were issued as of December 30, 2000 and January 1, 2000, respectively.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  At December 30, 2000, the following authorized shares of common stock were reserved for issue:

Georgia-Pacific Group
2000 Fort James conversions..........................................  9,946,223
2000 Employee Stock Purchase Plan....................................  8,550,000
1999 Unisource conversions...........................................    461,675
1999 Wisconsin Tissue conversions....................................     92,282
1997 Long-Term Incentive Plan........................................ 14,921,980
1995 Outside Directors Stock Plan....................................    324,104
1995 Shareholder Value Incentive Plan................................  4,945,770
                                                                      ----------
Common stock reserved................................................ 39,242,034
                                                                      ==========
The Timber Company
2000 Employee Stock Purchase Plan....................................  1,500,000
1997 Long-Term Incentive Plan........................................  3,788,650
1995 Outside Directors Stock Plan....................................    158,008
1995 Shareholder Value Incentive Plan................................  3,285,249
                                                                      ----------
Common stock reserved................................................  8,731,907
                                                                      ==========

 1997 Long-Term Incentive Plans

  The Corporation reserved 16,000,000 shares of Georgia-Pacific Group stock (the "Georgia-Pacific Group Plan") and 3,800,000 shares of The Timber Company stock ("The Timber Company Plan") for issuance under the 1997 Long-Term Incentive Plan. The Georgia-Pacific Group Plan and The Timber Company Plan authorizes grants of stock options, restricted stock and performance awards with respect to each stock, respectively. The Corporation does not currently intend to grant awards under the Georgia-Pacific Group Plan to employees of The Timber Company. However, certain officers and employees of the Corporation with responsibilities involving both the Georgia-Pacific Group and The Timber Company may be granted options, restricted stock or performance awards under both the Georgia-Pacific Group Plan and The Timber Company Plan in a manner that reflects their responsibilities.

  Under the Georgia-Pacific Group Plan, options covering 2,938,500 shares; 34,000 shares; 27,600 shares; 2,848,060 shares; and 2,412,955 shares were granted on January 29, March 2 and July 29, 1998, January 28, 1999 and January 21, 2000, respectively. These grants have a 10-year term and vest ratably over a three-year period. In addition, performance share awards covering 96,000 shares were granted on January 28, 1999 and awarded on January 21, 2000. At the time performance shares were awarded, the average of the high and low market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders' equity (long-term incentive plan deferred compensation) in the accompanying financial statements. The long-term incentive plan deferred compensation of $3.5 million is being amortized over the vesting (restriction) period, which is five years.

  Under The Timber Company Plan, options covering 1,010,600 shares; 950 shares; and 624,250 shares were granted on December 17, 1997, January 28, 1999 and January 21, 2000, respectively. These grants have a 10-year term and vest ratably over four and three-year periods.

 Employee Stock Purchase Plan

  The Corporation reserved 8,550,000 shares of Georgia-Pacific Group stock and 1,500,000 shares of The Timber Company stock for issuance under the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"),

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES which offer employees the right to subscribe for shares of the Georgia-Pacific Group and The Timber Company stock at a subscription price equal to 90% of the lower of the price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period begins on July 1, 2000 and ends on June 30, 2001. If the 2000 Purchase Plan is extended, the Plan Administrator will set the next purchase period for the plan years of 2001 and 2002. An employee may terminate his or her subscription at any time before he or she pays the full price of the shares subscribed and will receive in cash the full amount withheld, without interest.

 1995 Outside Directors Stock Plan

  The Corporation reserved 400,000 shares of Georgia-Pacific Group stock and 200,000 shares of The Timber Company stock for issuance under the 1995 Outside Directors Stock Plan (the "Directors Plan"), which provides for the issuance of shares of common stock to nonemployee directors of the Corporation on a restricted basis. Each nonemployee director was issued 647 and 692 restricted shares of Georgia-Pacific Group stock in 2000 and 1999, respectively, and 647 and 346 restricted shares of The Timber Company stock in 2000 and 1999, respectively.

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

 Employee Stock Option Plans

  The 1995 Shareholder Value Incentive Plan (the "SVIP") provides for the granting of stock options having a term of either 5 1/2 or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made under the plan. Options having a term of 10 years become exercisable in 9 1/2 years unless certain performance targets tied to the Corporation's common stock performance are met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5 1/2 years may be exercised only if such performance targets are met in the third, fourth or fifth year after such grant date. At the time options are exercised, the exercise price is payable in cash or by surrender of shares of common stock already owned by the optionee. All shares were vested as of February 2000.

 Unisource Conversions

  In connection with the acquisition of Unisource as described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation converted certain stock options awarded under a former Unisource stock option plan ("Unisource stock options") into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Unisource stock options was preserved and the ratio of the exercise price per Unisource stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Unisource stock options to purchase 2,633,459 shares had original grant dates ranging from November 10, 1994 through May 19, 1999 with a 10-year term, and vest ratably over three-year and five-year

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES periods. These Unisource stock options were converted into options to purchase 629,648 shares of Georgia-Pacific Group stock at prices ranging from $31.88 to $91.58 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The value of these options at the acquisition date was $9.4 million and was included as part of the purchase price paid for Unisource. No options to purchase The Timber Company stock were issued as part of the conversion.

  The Corporation also issued 40,152 restricted shares of Georgia-Pacific Group stock under the 1997 Long-Term Incentive Plan to two former Unisource officers who became officers of the Corporation. Each officer was issued 20,076 restricted shares of Georgia-Pacific Group stock. At the time restricted shares were awarded, the average of the high and low market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders' equity (long-term incentive plan deferred compensation) on the accompanying financial statements. The long-term incentive plan deferred compensation of $2 million is being amortized over the vesting (restriction) periods of one, two and three years.

 Wisconsin Tissue Conversions

  In connection with the formation of Georgia-Pacific Tissue as described in
Note 3 of the Notes to Consolidated Financial Statements, the Corporation converted certain outstanding stock options awarded under a Chesapeake stock option plan ("Chesapeake stock options") into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Chesapeake stock options was preserved and the ratio of the exercise price per Chesapeake stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Chesapeake stock options to purchase 172,250 shares had original grant dates ranging from August 11, 1997 through April 16, 1999, with a vesting period of three years and a 10-year term.

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

 Fort James Conversions

  In connection with the acquisition of Fort James as described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation converted certain stock options awarded under a former Fort James stock option plan ("Fort James stock options") into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Fort James stock options was preserved and the ratio of the exercise price per Fort James stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Fort James stock options to purchase 7,399,316 shares had original grant dates ranging from February 11, 1991 through August 15, 2000 with a 10-year term. These Fort James stock options were converted into options to purchase 10,348,501 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $36.76 per share. The options became fully vested as of the acquisition date with the same option period of the original grants. The value of these options at the acquisition date was $120 million and was included as part of the purchase price paid for Fort James. No options to purchase The Timber Company stock were issued as part of the conversion.

  The Corporation also converted 15,000 Fort James stock appreciation rights to receive cash into 20,981 Georgia-Pacific Rights with prices of $17.61 and $28.06. The rights became fully vested as of the acquisition date and maintained their original option dates of February 11, 2000 and January 6, 1999 with a 10 year term. The related compensation expense is being recorded based on changes in the quoted market price of the underlying stock until the rights are exercised or expire.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  Additional information relating to the Corporation's existing employee stock options is as follows:

                                         Year Ended December 30,
                          --------------------------------------------------------
                                     2000                         2000
                          ---------------------------- ---------------------------
                             Georgia-Pacific Group         The Timber Company
                          ---------------------------- ---------------------------
                                      Weighted Average            Weighted Average
                            Shares     Exercise Price   Shares     Exercise Price
                          ----------  ---------------- ---------  ----------------
Options outstanding at
 January 1, 2000......... 10,788,269       $29.97      4,967,650       $22.33
Options
 granted/converted....... 12,740,475        27.39        624,250        22.50
Options
 exercised/surrendered...   (561,407)       22.15       (659,601)       21.56
Options cancelled........   (444,992)       39.70        (22,600)       22.17
                          ----------       ------      ---------       ------
Options outstanding at
 December 30, 2000....... 22,522,345+      $28.53      4,909,699+      $22.46
Options available for
 grant at December 30,
 2000....................  7,738,885                   2,164,200
                          ----------                   ---------
  Total reserved shares.. 30,261,230                   7,073,899
                          ==========                   =========
Options exercisable at
 December 30, 2000....... 17,650,283       $26.35      4,052,772       $22.30
Option prices per share:
  Granted/converted......     $9-$42                         $23
  Exercised/surrendered..     $9-$50                     $21-$25
  Cancelled..............    $26-$92                     $21-$25
--------
+Options outstanding by exercise price:

  The Timber Company
  $20.95-$25.13..........                              4,909,699       $22.46
   Average remaining
    life.................                              6.4 years
  Georgia-Pacific Group
  $9.59-$12.62...........    335,675       $10.17
   Average remaining
    life.................  2.7 years
  $12.71-$14.89..........    479,514       $14.39
   Average remaining
    life.................  2.7 years
  $14.91-$16.23..........     44,943       $15.55
   Average remaining
    life.................  3.8 years
  $16.58-$18.29..........  1,473,295       $17.62
   Average remaining
    life.................  5.0 years
  $18.52-$18.96..........    287,120       $18.89
   Average remaining
    life.................  4.8 years
  $19.35-$20.11..........     27,913       $19.83
   Average remaining
    life.................  4.5 years
  $22.03-$24.63..........    788,293       $23.73
   Average remaining
    life.................  5.8 years
  $24.76-$27.10..........  7,455,457       $26.41
   Average remaining
    life.................  6.4 years
  $27.23-$30.78..........  6,018,094       $28.36
   Average remaining
    life.................  6.8 years
  $31.57-$41.59..........  5,309,498       $36.46
   Average remaining
    life.................  7.8 years
  $43.58-$61.63..........     68,398       $50.32
   Average remaining
    life.................  5.8 years
  $63.73-$91.58..........    234,145       $69.43
   Average remaining
    life.................  5.9 years

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                                          Year Ended January 1,
                          ---------------------------------------------------------
                                     2000                          2000
                          ----------------------------- ---------------------------
                             Georgia-Pacific Group          The Timber Company
                          ----------------------------- ---------------------------
                                       Weighted Average            Weighted Average
                            Shares      Exercise Price   Shares     Exercise Price
                          ----------   ---------------- ---------  ----------------
Options outstanding at
 January 1, 1999......... 11,696,183        $27.03      5,553,850       $22.26
Options
 granted/converted.......  3,570,668         36.09            950        22.56
Options
 exercised/surrendered... (3,974,803)        26.89       (417,150)       21.58
Options cancelled........   (503,779)        28.70       (170,000)       21.70
                          ----------        ------      ---------       ------
Options outstanding at
 January 1, 2000......... 10,788,269++      $29.97      4,967,650+      $22.33
Options available for
 grant at January 1,
 2000....................  3,111,688                    1,288,450
                          ----------                    ---------
  Total reserved shares.. 13,899,957                    6,256,100
                          ==========                    =========
Options exercisable at
 January 1, 2000.........  2,952,766        $30.20      2,972,400       $22.32
Option prices per share:
  Granted/converted......    $32-$92                          $23
  Exercised/surrendered..    $26-$37                      $21-$23
  Cancelled..............    $26-$32                      $21-$23
--------
++ Options outstanding by exercise price:

$20.95-$25.13............                               4,967,650       $22.33
  Average remaining
   life..................                               7.0 years
$25.84-$31.88............  7,427,085        $27.15
  Average remaining
   life..................  7.3 years
$32.17-$44.07............  3,014,436        $32.66
  Average remaining
   life..................  8.1 years
$45.77-$61.63............     55,997        $52.78
  Average remaining
   life..................  7.0 years
$63.73-$91.58............    290,751        $69.52
  Average remaining
   life..................  6.9 years

                                         Year Ended December 31,
                          --------------------------------------------------------
                                     1998                         1998
                          ---------------------------- ---------------------------
                             Georgia-Pacific Group         The Timber Company
                          ---------------------------- ---------------------------
                                      Weighted Average            Weighted Average
                            Shares     Exercise Price   Shares     Exercise Price
                          ----------  ---------------- ---------  ----------------
Options outstanding at
 January 1, 1998........  10,051,883       $26.66      6,029,600       $22.20
Options granted.........   3,000,100        28.23             -            -
Options
 exercised/surrendered..    (637,200)       27.22       (180,400)       21.52
Options canceled........    (718,600)       26.71       (295,350)       21.50
                          ----------       ------      ---------       ------
Options outstanding at
 December 31, 1998......  11,696,183       $27.03      5,553,850       $22.26
Options available for
 grant at December 31,
 1998...................   5,999,900                   1,289,400
                          ----------                   ---------
  Total reserved
   shares...............  17,696,083                   6,843,250
                          ==========                   =========
Options exercisable at
 December 31, 1998......   2,222,116       $28.42      1,503,588       $23.21
Average remaining life
 of options
 outstanding............   7.1 years                   6.3 years
Option prices per share:
 Granted................     $28-$30                         $-
 Exercised/surrendered..     $21-$29                     $17-$23
 Cancelled..............     $21-$29                     $17-$25
 Outstanding............     $26-$31                     $21-$25

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

 Shareholder Rights Plan

  On December 16, 1997, shareholders approved an amended and restated Shareholder Rights Plan (the "Rights Agreement") pursuant to which preferred stock purchase rights (the "Rights") are issued on each outstanding share of Georgia-Pacific Group stock (a "Georgia-Pacific Group Right"), which will entitle the holders thereof to purchase shares of Series B Junior Preferred Stock under the conditions specified in the Rights Agreement, and on each outstanding share of The Timber Company stock (a "Timber Company Right"), which will entitle the holders thereof to purchase shares of Series C Junior Preferred Stock under the conditions specified in the Rights Agreement.

  The Rights will expire on December 31, 2007, unless earlier redeemed by the Corporation or extended. The Rights would be exercisable only if a person or group acquires 15% or more of the total voting rights of all then outstanding shares of common stock of the Corporation or commences a tender offer that would result in such person or group beneficially owning 15% or more of the total voting rights of all then outstanding shares of common stock of the Corporation. In such event, each Right would entitle the holder to purchase from the Corporation (i) in the case of a Georgia-Pacific Group Right, one one-hundredth of a share of Series B Junior Preferred Stock (a "Series B Unit") at a purchase price of $175 (the "Series B Unit Purchase Price"), subject to adjustment, and (ii) in the case of a Timber Company Right, one one-hundredth of a share of Series C Junior Preferred Stock (a "Series C Unit") at a purchase price of $100 (the "Series C Unit Purchase Price"), subject to adjustment.

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

 Capital Stock

  During 2000, the Corporation acquired Fort James as described in Note 3 of the Notes to Consolidated Financial Statements and issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.2 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. Of the Treasury Stock issued, approximately 1.7 million shares at an aggregate price of $62 million ($36.47 average per share) were purchased during 2000. The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of December 30, 2000. During 1999, the Corporation purchased on the open market approximately 6.2 million shares of Georgia-Pacific Group stock at an aggregate price of $257 million ($41.45 average per share), all of which were held as treasury stock at January 1, 2000.

  During 2000, the Corporation purchased on the open market approximately 3.3 million shares of The Timber Company stock at an aggregate price of $78 million ($23.64 average per share), all of which were held as treasury stock at December 30, 2000. During 1999, the Corporation purchased on the open market approximately 5.3 million shares of The Timber Company stock at an aggregate price of $131 million ($24.72 average per share). Of these purchased shares, approximately 5,343,000 shares of The Timber Company stock were held as treasury stock.

 Other

  The Corporation has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SFAS No. 123. Accordingly, no compensation cost has been recognized for the Fort James stock options, Unisource stock options, Chesapeake stock options, the SVIP, the Georgia-Pacific Group Plan, The Timber Company Plan or the 2000 Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant dates in 2000, 1999 or 1998 under the plan consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:

                                              Year Ended
                         -----------------------------------------------------
                           December 30,       January 1,       December 31,
                               2000              2000              1998
                         ----------------- ----------------- -----------------
                          Net     Income    Net     Income    Net     Income
                         Income Per Share* Income Per Share* Income Per Share*
                         ------ ---------- ------ ---------- ------ ----------
In millions, except per
share amounts
Georgia-Pacific
 Corporation
  As reported...........  $505             $1,116             $274
  Pro forma.............   467              1,079              243
Georgia-Pacific Group
  As reported...........   343    $1.95       716   $4.17       98    $0.55
  Pro forma.............   308     1.75       685    3.99       74     0.41
The Timber Company
  As reported...........   162     2.01       400    4.75      176     1.95
  Pro forma.............   159     1.97       394    4.68      169     1.87

--------
* Represents basic earnings per share. Pro forma diluted income per share was $1.74 and $1.96 in 2000, $3.89 and $4.66 in 1999 and $0.41 and $1.86 in
   1998 for the Georgia-Pacific Group and The Timber Company, respectively.

  The fair-value-based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option's vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

  Following are the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted in 2000, 1999 and 1998:

                                                     Year Ended
                                       -----------------------------------------
                                        December 30,     January 1, December 31,
                                            2000            2000        1998
                                       ----------------  ---------- ------------
                                       Options   ESPP*    Options     Options
                                       --------  ------  ---------- ------------
Georgia-Pacific Group
  Risk-free interest rate.............      6.7%    6.1%      4.9%         5.8%
  Expected dividend yield.............      1.2%    1.9%      1.1%         1.8%
  Expected life....................... 10 years  1 year   7 years     10 years
  Expected volatility.................     0.42    0.42      0.46         0.39
  Option forfeiture rate..............        3%    7.3%        3%           3%
The Timber Company
  Risk-free interest rate.............      6.7%    6.1%      4.9%         5.9%
  Expected dividend yield.............      4.4%    4.5%      4.4%         3.9%
  Expected life....................... 10 years  1 year   9 years     10 years
  Expected volatility.................     0.38    0.38      0.32         0.37
  Option forfeiture rate..............        3%    8.6%        3%           3%

--------
*   Employee Stock Purchase Plan

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The weighted average grant date fair value per share of Georgia-Pacific Group options granted during the year using the Black-Scholes option pricing model was $23.26, $16.97 and $13.45 for 2000, 1999 and 1998, respectively. The weighted average grant date fair value per share of The Timber Company options granted during the year using the Black-Scholes option pricing model was $7.35 and $7.89 for 2000 and 1999. No options were granted to The Timber Company during 1998. The weighted average grant date fair value per share of shares subscribed under the 2000 Purchase Plan was $6.13 for Georgia-Pacific Group and $4.34 for The Timber Company.

NOTE 11. OTHER COMPREHENSIVE LOSS

The Corporation's accumulated other comprehensive loss includes the following:

                                                         Minimum    Accumulated
                                               Foreign   Pension       Other
                                               Currency Liability  Comprehensive
                                                Items   Adjustment Income (Loss)
                                               -------- ---------- -------------
In millions
December 31, 1998.............................   $(36)     $(7)        $(43)
  Activity, net of taxes......................      7        4           11
                                                 ----      ---         ----
January 1, 2000...............................    (29)      (3)         (32)
  Activity, net of taxes......................     15        1           16
                                                 ----      ---         ----
December 30, 2000.............................   $(14)     $(2)        $(16)
                                                 ====      ===         ====

NOTE 12. COMMITMENTS AND CONTINGENCIES

  Total rental expense was approximately $167.2 million, $117.4 million and $75.8 million in 2000, 1999 and 1998, respectively.

  At December 30, 2000, total commitments of the Corporation under long-term, noncancelable contracts, including operating leases, were as follows:

   In millions
   2001.................................................................. $  197
   2002..................................................................    181
   2003..................................................................    149
   2004..................................................................    129
   2005..................................................................    115
   After 2005............................................................    379
                                                                          ------
                                                                          $1,150
                                                                          ======

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

  The Corporation is involved in environmental remediation activities at approximately 194 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 47%

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES are being investigated, approximately 28% are being remediated and approximately 25% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $157.8 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

  The Corporation is implementing an Administrative Order on Consent entered into with the Michigan Department of Natural Resources and the Environmental Protection Agency regarding an investigation of the Kalamazoo River and two disposal areas which are contaminated with polychlorinated biphenyls. Data regarding the extent of contamination at the two disposal areas has been evaluated. The cost to remediate one of the disposal areas was estimated at $8 million and this site has been essentially closed. It is anticipated that the cost of remediation of the second disposal area will be at least equal to that amount, however, the Corporation is still negotiating a final closing agreement with the State of Michigan. Fort James is not a signatory to the Administrative Order on Consent.

  A draft Remedial Investigation/ Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the state of Michigan on October 30, 2000 by the Corporation and other potentially responsible parties ("PRPs"), including Fort James Corporation. The PRPs' draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off - site disposal of the dredged materials. The cost for these remedial options ranges from $0 to $2.5 billion. The PRPs' draft RI/FS recommends a remedy involving stabilization of over twenty miles of river bank and long term monitoring of the river bed. However, the State of Michigan has asked for additional possible remedies. The total cost for the PRPs' recommended remedy is approximately $73 million.

  Fort James has been identified as a PRP for contamination of the Lower Fox River and Green Bay system in Wisconsin by hazardous substances. Various state and federal agencies and tribal entities are seeking both sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources ("WDNR") released for public comment a draft remedial investigation/feasibility study of the Fox River. While the draft study did not advocate any specific restoration alternatives, it included estimated total costs ranging from zero for "no action" to approximately $720 million, depending on the alternative or combination of alternatives selected.

  In June 2000, Fort James voluntarily entered into an agreement with the WDNR and the EPA for the restoration of one sediment area on the Fox River. The project began in August 2000 and was completed on December 15, 2000 at a cost of approximately $8 million.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  In October 2000, the U.S. Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan (the "Plan") for natural resources damages in connection with its Lower Fox River/Green Bay Natural Resource Damage Assessment. According to the Plan, claims for past damages and present and future losses allegedly resulting from contamination of the Fox River by hazardous substances range from $176 million to $333 million, depending on the sediment restoration alternative or combinations of alternatives selected. The actual costs of projects to settle natural resource damage claims could be significantly lower.

  In November 2000, Fort James entered into a settlement with WDNR that resolves the State's natural resource damages claims against Fort James under CERCLA, the Federal Water Pollution Control Act, and state law. Under the agreement, Fort James has agreed to spend approximately $7 million. The agreement will be effective when entered by the federal court.

  The final cleanup alternatives and the Corporation's share of the related costs, for both the Fox River and Kalamazoo River matters, are unknown at this time.

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

  The Corporation is currently defending the claims of approximately 53,000 such plaintiffs as of December 30, 2000, and anticipates that additional claims will be filed against it over the next several years. The number of claims filed against the Corporation, and the average cost of resolving such claims, has increased somewhat over the last three years. The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. Substantially all of the amounts it has paid to date to defend and resolve these cases have been covered by product liability insurance. The Corporation has agreements with its insurers to utilize insurance in amounts which it believes are adequate to cover substantially all of the defense costs and liabilities for currently pending cases, as well as the reasonably foreseeable defense costs and liabilities attributable to claims which may be filed against it over the next several years. The Corporation has additional insurance coverage which it believes will cover a substantial part of the defense costs and liabilities attributable to additional future claims for some period of years, depending on the number of claims filed each year in the future and the average cost of resolving each such claim. However, there can be no assurance that such coverage will be adequate to cover the costs of all future claims, or that the part of such defense costs and liabilities not covered by such insurance will not be material to the Corporation. The Corporation has established reserves with respect to pending cases for the liabilities and defense costs it believes are probable and reasonably estimable, and has also established a receivable for insurance to the extent that the realization of the claim is deemed probable.

  On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. ("GPR"), a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of the GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES alleged release of hazardous material resulting from that explosion. Virtually all activity in this case has been stayed pending a decision on a motion by plaintiffs for reconsideration of a case management order issued by the court. The Corporation has denied the material allegations of this lawsuit. While it is premature to evaluate the claims asserted in this lawsuit, the Corporation believes it has meritorious defenses. Prior to the filing of the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and resolved on a case-by-case basis. On January 12, 2000, five plaintiffs, including one of the class representatives in the state class action, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law. This suit alleges violations of these federal laws and certain state laws regarding the form and substance of the defendants reporting of emissions and alleged violations of permitting requirements under certain regulations issued under the Clean Air Act. This suit seeks civil penalties of $25,000 per day, per violation, an injunction to force the defendants to comply with these laws and regulations and other relief. The defendants have denied the material allegations of the complaint. While it is premature to completely evaluate these claims, the Corporation believes it has meritorious defenses.

  In May 1997, the Corporation and nine other companies, including Wisconsin Tissue Mills, Inc. and Fort James Corporation, were named as defendants in a lawsuit brought by the Attorney General of the State of Florida alleging that the defendants engaged in a conspiracy to fix the prices of sanitary commercial paper products, such as towels and napkins, in violation of various federal and state laws. Shortly after the filing of this suit, approximately 55 similar suits were filed by private plaintiffs in various federal courts, and in various state courts by private plaintiffs and State Attorney Generals. All of these cases have been settled except a case in state court in Tennessee and two cases brought by State Attorney Generals. As part of the formation of the joint venture with Chesapeake described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation and Wisconsin Tissue assigned, and Georgia-Pacific Tissue agreed to assume, the liabilities of both companies in connection with these antitrust cases. In connection with the proposed divestiture of certain assets to SCA described in Note 3 of the Notes to Consolidated Financial Statements, the Corporation has agreed to assume this liability from Georgia-Pacific Tissue. In addition, as a result of its acquisition of Fort James, Fort James' liability in these cases is reflected on the Corporation's consolidated financial statements. The Corporation, Wisconsin Tissue and Fort James have denied that they have engaged in any of the illegal conduct alleged in these cases. None of the amounts paid to settle these cases is material to the Corporation, and the Corporation does not believe that the remaining cases will result in payment of amounts that would be material.

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

  During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had agreed to in 1997, with respect to sales of timber by The Timber Company to the Georgia-Pacific Group. This revised policy was implemented on July 1, 1999 and remained in effect through 2000. Under the policy, The Timber Company was required to offer 70% of its projected annual harvest in Southeast Arkansas

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES and Mississippi and 80% of its projected annual harvest in most of its Southern forests to the Georgia-Pacific Group, and the Georgia-Pacific Group was required to purchase not less than 50% nor more than 70% of the projected annual harvests in Southeast Arkansas and Mississippi, and not less than 60% nor more than 80% of the projected annual harvest in other Southern forest basins. The provisions in the policy were intended to cause prices paid by the Georgia-Pacific Group for timber sold by The Timber Company to reflect market prices in particular forests, to allow the Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company flexibility in the timing of sales of its annual harvest on the open market.

  In 2000, Georgia-Pacific Group and The Timber Company negotiated a new timber supply agreement which became effective January 1, 2001 and is subject to an automatic ten year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins:
Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company must offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group can elect between 36% and 51% of The Timber Company's annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume will range from a minimum of 3.3 million tons to a maximum of
4.2 million tons. The prices for such timber will be negotiated at arm's length between The Timber Company and Georgia-Pacific Group every six months, and will be set by third party arbitration if the parties cannot agree.

  The Timber Company has also entered into a ten year supply contract to deliver 50 million board feet annually of Douglas-fir and Western Hemlock sawtimber to Georgia-Pacific Group's sawmills at Coos Bay and Philomath, Oregon as well as 68 thousand green tons of pulpwood to the Georgia-Pacific Group Toledo pulp mill and Coos Bay sawmill. Prices will be based on prevailing market prices with recourse to arbitration if the parties do not agree that the pricing formula reflects market prices. If The Timber Company's merger with Plum Creek is completed, the timber supply agreement and the supply contract will be replaced with new agreements on substantially the same terms and entered into with certain subsidiaries of Plum Creek.

  The Corporation is a 50% partner in a joint venture ("GA-MET") with Metropolitan Life Insurance Company ("Metropolitan"). GA-MET owns and operates the Corporation's main office building in Atlanta, Georgia. The Corporation accounts for its investment in GA-MET under the equity method.

  At December 30, 2000, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $140 million. The note bears interest at 9 1/2%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on the present market conditions and building occupancy, the likelihood of any obligation to the Corporation with respect to this guarantee is considered remote.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE 14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                          Second
                         First Quarter    Quarter    Third Quarter Fourth Qurter
                         ------------- ------------- ------------- --------------
                          2000   1999   2000   1999   2000   1999   2000    1999
                         ------ ------ ------ ------ ------ ------ ------  ------
In millions, except per
share amounts
Net sales............... $5,564 $3,567 $5,635 $4,010 $5,470 $5,675 $5,549  $5,347
Gross profit (net sales
 minus cost of sales)...  1,394    900  1,397  1,095  1,280  1,327  1,251   1,318
Net income (loss).......    234    146    240    311    162    279   (131)    380
Georgia-Pacific Group
 Dividends declared per
  share................. $0.125 $0.125 $0.125 $0.125 $0.125 $0.125 $0.125  $0.125
  Basic per share:
   Net income (loss)....   1.13   0.57   1.21   1.23   0.76   1.34  (0.98)   1.02
  Diluted per share:
   Net income (loss)....   1.11   0.56   1.20   1.20   0.76   1.31  (0.98)   1.00
The Timber Company......
 Dividends declared per
  share.................   0.25   0.25   0.25   0.25   0.25   0.25   0.25    0.25
  Basic per share:
   Net income...........   0.49   0.54   0.42   1.17   0.40   0.59   0.70    2.48
  Diluted per share:
   Net income...........   0.49   0.54   0.42   1.16   0.40   0.59   0.69    2.47
Price range of common
 stock
Georgia-Pacific Group
 High................... $51.94 $41.00 $44.50 $54.13 $30.13 $52.88 $32.00  $50.88
 Low....................  31.69  29.34  25.69  38.75  21.88  37.50  19.31   35.75
The Timber Company
 High...................  25.63  24.06  25.75  27.13  32.00  27.19  31.19   25.81
 Low....................  20.75  19.88  21.63  22.00  21.56  22.00  25.94   22.38

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE 15. GROUP FINANCIAL INFORMATION

  The following combined financial information includes the accounts of Georgia-Pacific Group. All significant intragroup balances and transactions are eliminated in combination. Transactions with The Timber Company are not eliminated.

                         Combined Statements of Income

              Georgia-Pacific Corporation--Georgia-Pacific Group

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions, except per share amounts
Net sales.................................   $22,076     $18,418     $13,877
                                             -------     -------     -------
Costs and expenses
 Cost of sales, excluding depreciation,
  amortization and cost of timber
  harvested shown below
  The Timber Company......................        62          95          89
  Third parties...........................    16,883      13,907      10,777
                                             -------     -------     -------
Total cost of sales.......................    16,945      14,002      10,866
                                             -------     -------     -------
Selling and distribution..................     1,574         782         556
Depreciation, amortization and cost of
 timber harvested
 The Timber Company.......................       177         232         320
 Third parties............................     1,077         971         953
                                             -------     -------     -------
Total depreciation, amortization and cost
 of timber harvested......................     1,254       1,203       1,273
                                             -------     -------     -------
General and administrative................       951         841         612
Interest..................................       595         426         372
Other loss................................       204          -           -
                                             -------     -------     -------
Total costs and expenses..................    21,523      17,254      13,679
                                             -------     -------     -------
Income before income taxes and
 extraordinary item.......................       553       1,164         198
Provision for income taxes................       210         448          87
                                             -------     -------     -------
Income before extraordinary item..........       343         716         111
Extraordinary item-loss from early
 retirement of debt, net of taxes.........        -           -          (13)
                                             -------     -------     -------
Net income................................   $   343     $   716     $    98
                                             =======     =======     =======
Basic per share:
 Income before extraordinary item.........   $  1.95     $  4.17     $  0.62
 Extraordinary item, net of taxes.........        -           -        (0.07)
                                             -------     -------     -------
Net income................................   $  1.95     $  4.17     $  0.55
                                             =======     =======     =======
Diluted per share:
 Income before extraordinary item.........   $  1.94     $  4.07     $  0.61
 Extraordinary item, net of taxes.........        -           -        (0.07)
                                             -------     -------     -------
Net income loss...........................   $  1.94     $  4.07     $  0.54
                                             =======     =======     =======
Average number of shares outstanding:
 Basic....................................     175.8       171.8       179.8
 Diluted..................................     176.9       175.9       181.1

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                       Combined Statements of Cash Flows

               Georgia-Pacific Corporation--Georgia-Pacific Group

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions
Cash flows from operating activities:
 Net income...............................   $   343     $   716     $    98
 Adjustments to reconcile net income to
  cash provided by operations, excluding
  the effects of acquisitions:
 Depreciation.............................       814         746         744
 Cost of timber harvested-third parties...       167         156         147
 Cost of timber harvested-The Timber
  Company.................................       177         232         320
 Deferred income taxes....................        52         (59)         34
 Amortization of goodwill.................        96          69          62
 Other loss...............................       204          -           -
 (Gain) loss on disposal of assets, net...       (10)          3         (19)
 Decrease (increase) in receivables.......       182        (206)        140
 (Increase) decrease in inventories.......       (21)       (243)         93
 Change in other working capital..........        22        (136)       (140)
 (Decrease) increase in taxes payable.....      (178)         (2)        135
 Change in other assets and other long-
  term liabilities........................      (101)        158          66
                                             -------     -------     -------
Cash provided by operations...............     1,747       1,434       1,680
                                             -------     -------     -------
Cash flows from investing activities:
 Property, plant and equipment
  investments.............................      (906)       (721)       (632)
 Timber contract purchases from third
  parties.................................      (181)       (150)       (142)
 Timber purchases from The Timber
  Company.................................      (183)       (222)       (333)
 Acquisitions.............................    (6,142)     (1,658)       (112)
 Proceeds from sales of assets............        58          31          67
 Other....................................       (63)         29          20
                                             -------     -------     -------
Cash used for investing activities........    (7,417)     (2,691)     (1,132)
                                             -------     -------     -------
Cash flows from financing activities:
 Share repurchases........................       (62)       (257)       (436)
 Net additions to (repayments of) debt....     5,820         666         (34)
 Issuance of senior deferrable notes......        -          863          -
 Cash dividends paid......................       (85)        (86)        (90)
 Proceeds from stock option plan
  exercises...............................        12         107           9
 Other....................................        -          (16)         -
                                             -------     -------     -------
Cash provided by (used for) financing
 activities...............................     5,685       1,277        (551)
                                             -------     -------     -------
Increase (decrease) in cash...............        15          20          (3)
Balance at beginning of year..............        25           5           8
                                             -------     -------     -------
Balance at end of year....................   $    40     $    25     $     5
                                             =======     =======     =======

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                            Combined Balance Sheets

               Georgia-Pacific Corporation--Georgia-Pacific Group

                                                        December 30, January 1,
                                                            2000        2000
                                                        ------------ ----------
In millions
ASSETS
Current assets:
 Cash..................................................   $    40     $    25
                                                          -------     -------
 Receivables, less allowances of $34 and $25,
  respectively.........................................     2,704       2,158
                                                          -------     -------
 Inventories
  Raw materials........................................       739         453
  Finished goods.......................................     1,977       1,367
  Supplies.............................................       550         341
  LIFO reserve.........................................      (373)       (154)
                                                          -------     -------
   Total inventories...................................     2,893       2,007
                                                          -------     -------
 Deferred income tax assets............................       176         139
                                                          -------     -------
 Other current assets..................................       449         207
                                                          -------     -------
   Total current assets................................     6,262       4,536
                                                          -------     -------
 Property, plant and equipment
  Land and improvements................................       653         476
  Buildings............................................     2,532       1,629
  Machinery and equipment..............................    17,353      13,307
  Construction in progress.............................       624         404
                                                          -------     -------
  Property, plant and equipment, at cost...............    21,162      15,816
  Accumulated depreciation.............................    (9,378)     (8,756)
                                                          -------     -------
   Total property, plant and equipment, net............    11,784       7,060
                                                          -------     -------
Goodwill, net..........................................     8,985       2,697
                                                          -------     -------
Other assets...........................................     2,242       1,087
                                                          -------     -------
   Total assets........................................   $29,273     $15,380
                                                          =======     =======
LIABILITIES AND PARENT'S EQUITY
Current liabilities:
 Short-term debt.......................................   $ 2,852     $ 2,071
 Accounts payable......................................     1,515         886
 Accrued compensation..................................       430         327
 Other current liabilities.............................       879         537
                                                          -------     -------
   Total current liabilities...........................     5,676       3,821
                                                          -------     -------
Long-term debt, excluding current portion..............    12,355       3,983
                                                          -------     -------
Senior deferrable notes................................       863         863
                                                          -------     -------
Other long-term liabilities............................     2,647       1,803
                                                          -------     -------
Deferred income tax liabilities........................     2,155       1,160
                                                          -------     -------
Commitments and contingencies
Parent's equity........................................     5,577       3,750
                                                          -------     -------
   Total liabilities and parent's equity...............   $29,273     $15,380
                                                          =======     =======

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                     Combined Statements of Parent's Equity

               Georgia-Pacific Corporation--Georgia-Pacific Group

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions
Parent's equity balance, beginning of
 year....................................     $3,750      $3,209      $3,519
Net income...............................        343         716          98
Cash dividends paid......................        (85)        (86)        (90)
Common stock repurchases.................        (62)       (257)       (427)
Common stock issued for acquisition......      1,480          -           -
Other comprehensive income (loss), net of
 taxes...................................         16          11         (10)
Other common stock activity..............        135         157         119
                                              ------      ------      ------
Parent's equity balance, end of year.....     $5,577      $3,750      $3,209
                                              ======      ======      ======

                  Combined Statements of Comprehensive Income

               Georgia-Pacific Corporation--Georgia-Pacific Group

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions
Net income...............................      $343        $716        $98
Other comprehensive income (loss), before
 taxes:
 Foreign currency translation
  adjustments............................        24          11        (14)
 Minimum pension liability adjustment....         2           7         (3)
Income tax (expense) benefit related to
 other items of comprehensive income.....       (10)         (7)         7
                                               ----        ----        ---
Comprehensive income.....................      $359        $727        $88
                                               ====        ====        ===

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

  The following combined financial information includes the accounts of The Timber Company. All significant intracompany balances and transactions are eliminated in combination. Transactions with Georgia-Pacific Group are not eliminated.

                         Combined Statements of Income

                Georgia-Pacific Corporation--The Timber Company

                                                             Year Ended
                                                ------------------------------------
                                                December 30, January 1, December 31,
                                                    2000        2000        1998
                                                ------------ ---------- ------------
In millions, except per share amounts
Net sales
 Timber--Georgia-Pacific Group................     $ 239       $ 327       $  409
 Timber--third parties........................
  Delivered...................................        38          43           53
  Stumpage....................................        96         131           52
 Other........................................        21          25           20
                                                   -----       -----       ------
      Total net sales.........................       394         526          534
                                                   -----       -----       ------
Costs and expenses
 Cost of sales, excluding depreciation and
  depletion...................................        26          70          114
 Depreciation and depletion...................        27          42           44
 General and administrative...................        38          43           36
 Interest.....................................        44          69           71
 Other income.................................        -         (355)         (24)
                                                   -----       -----       ------
      Total costs and expenses................       135        (131)         241
                                                   -----       -----       ------
Income before income taxes and extraordinary
 item.........................................       259         657          293
Provision for income taxes....................        97         257          115
                                                   -----       -----       ------
Income before extraordinary item..............       162         400          178
Extraordinary item--loss from early retirement
 of debt, net of taxes........................        -           -            (2)
                                                   -----       -----       ------
Net income....................................     $ 162       $ 400       $  176
                                                   =====       =====       ======
Basic per share:
 Income before extraordinary item.............     $2.01       $4.75       $ 1.97
 Extraordinary item, net of taxes.............        -           -         (0.02)
                                                   -----       -----       ------
Net income....................................     $2.01       $4.75       $ 1.95
                                                   -----       -----       ------
Diluted per share:
 Income before extraordinary item.............     $2.00       $4.73       $ 1.96
 Extraordinary item, net of taxes.............        -           -         (0.02)
                                                   -----       -----       ------
Net income....................................     $2.00       $4.73       $ 1.94
                                                   =====       =====       ======
Average number of shares outstanding:
 Basic........................................      80.7        84.1         90.3
 Diluted......................................      81.1        84.6         90.8

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                       Combined Statements of Cash Flows

                Georgia-Pacific Corporation--The Timber Company

                                                        Year Ended
                                           ------------------------------------
                                           December 30, January 1, December 31,
                                               2000        2000        1998
                                           ------------ ---------- ------------
In millions
Cash flows from operating activities:
 Net income...............................    $ 162       $ 400       $ 176
 Adjustments to reconcile net income to
  cash provided by operations:
 Depreciation.............................        5           6           5
 Depletion................................       22          36          39
 Other income.............................       -         (355)        (24)
 Deferred income taxes....................       30         132           4
 Gain on disposal of assets, net..........      (78)        (51)        (17)
 Other....................................       32          (9)         18
                                              -----       -----       -----
Cash provided by operations...............      173         159         201
                                              -----       -----       -----
Cash flows from investing activities:
 Property, plant and equipment
 investments..............................       (3)         (2)         (6)
 Timber and timberland investments........      (59)        (78)        (59)
 Proceeds from sales of assets............      364         124          64
                                              -----       -----       -----
Cash provided by (used for) investing
 activities...............................      302          44          (1)
                                              -----       -----       -----
Cash flows from financing activities:
 Share repurchases........................      (78)       (131)       (121)
 Proceeds from employee stock purchase
 plan.....................................       -           16          -
 Proceeds from stock option plan
 exercises................................       14           9          -
 (Repayments of) additions to debt........     (330)        (13)         12
 Cash dividends paid......................      (81)        (84)        (91)
                                              -----       -----       -----
Cash used for financing activities........     (475)       (203)       (200)
                                              -----       -----       -----
Increase (decrease) in cash...............       -           -           -
Balance at beginning of year..............       -           -           -
                                              -----       -----       -----
Balance at end of year....................    $  -        $  -        $  -
                                              =====       =====       =====

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                            Combined Balance Sheets

                Georgia-Pacific Corporation--The Timber Company

                                                         December 30, January 1,
                                                             2000        2000
                                                         ------------ ----------
In millions
ASSETS
Timber and timberlands
 Timberlands............................................    $  324      $  318
 Fee timber.............................................       531         523
 Reforestation..........................................       301         259
 Other..................................................        64          27
                                                            ------      ------
    Total timber and timberlands........................     1,220       1,127
                                                            ------      ------
Property, plant and equipment
 Land and improvements..................................        22          22
 Buildings..............................................         5           5
 Machinery and equipment................................        34          36
                                                            ------      ------
 Property, plant and equipment, at cost.................        61          63
 Accumulated depreciation...............................       (43)        (44)
                                                            ------      ------
    Total property, plant and equipment, net............        18          19
Note receivable.........................................       352         350
Other assets............................................        29          25
                                                            ------      ------
    Total assets........................................    $1,619      $1,521
                                                            ======      ======
LIABILITIES AND PARENT'S EQUITY
Debt....................................................    $  640      $  970
Other liabilities.......................................       428          50
Deferred income tax liabilities.........................       406         376
                                                            ------      ------
    Total liabilities...................................     1,474       1,396
                                                            ------      ------
Commitments and contingencies
Parent's equity.........................................       145         125
                                                            ------      ------
    Total liabilities and parent's equity...............    $1,619      $1,521
                                                            ======      ======

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                    Combined Statements of Parent's Equity

                Georgia-Pacific Corporation--The Timber Company

                                                       Year Ended
                                          ------------------------------------
                                          December 30, January 1, December 31,
                                              2000        2000        1998
                                          ------------ ---------- ------------
In millions
Parent's equity balance, beginning of
 year....................................     $125       $ (85)      $ (49)
Net income...............................      162         400         176
Common stock repurchases.................      (78)       (131)       (121)
Cash dividends paid......................      (81)        (84)        (91)
Stock option plans and directors plan....       17           9          -
Employee stock purchase plan.............       -           16          -
                                              ----       -----       -----
Parent's equity balance, end of year.....     $145       $ 125       $ (85)
                                              ====       =====       =====

 Comprehensive Income

  The Timber Company's total comprehensive income was $162 million, $400 million, and $176 million for the years ended December 30, 2000, January 1, 2000 and December 31, 1998, respectively. Other comprehensive income was insignificant for The Timber Company during 2000, 1999 and 1998.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

  Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under
Section 15(d) of the Securities Exchange Act of 1934. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James because the securities are fully and unconditionally guaranteed by the Corporation and certain subsidiaries:

                       Consolidating Statement of Income

                     For the Year Ended December 30, 2000

                         Georgia-Pacific
                         Corp. other than
                          Fort James and
                            The Timber    Fort James The Timber Consolidating Consolidated
                             Company        Corp.     Company    Adjustments    Amounts
                         ---------------- ---------- ---------- ------------- ------------
In millions
Net sales...............     $21,557         $528       $394        $(261)      $22,218
                             -------         ----       ----        -----       -------
Costs and expenses
 Cost of sales,
  excluding
  depreciation,
  depletion,
  amortization and cost
  of timber harvested
  shown below...........      16,633          321         26          (84)       16,896
Selling and
 distribution...........       1,484           90         -            -          1,574
Depreciation,
 amortization and cost
 of timber harvested....       1,199           55         27         (177)        1,104
General and
 administrative.........         923           28         38           -            989
Interest................         571           24         44           -            639
Other loss..............         204           -          -            -            204
                             -------         ----       ----        -----       -------
    Total costs and
     expenses...........      21,014          518        135         (261)       21,406
                             -------         ----       ----        -----       -------
Income before income
 taxes..................         543           10        259           -            812
Provision for income
 taxes..................         201            9         97           -            307
                             -------         ----       ----        -----       -------
Net income..............     $   342         $  1       $162        $  -        $   505
                             =======         ====       ====        =====       =======

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                     Consolidating Statement of Cash Flows

                      For the Year Ended December 30, 2000

                          Georgia-Pacific
                          Corp. other than
                           Fort James and
                             The Timber    Fort James The Timber Consolidating Consolidated
                              Company        Corp.     Company    Adjustments    Amounts
                          ---------------- ---------- ---------- ------------- ------------
In millions
Cash provided by (used
 for) operations........      $ 1,764       $   (17)    $ 173        $(183)      $ 1,737
                              -------       -------     -----        -----       -------
Cash flows from
 investing activities:
 Property, plant and
  equipment
  investments...........         (867)          (39)       (3)          -           (909)
 Timber and timberlands
  purchases.............         (364)           -        (59)         183          (240)
 Acquisitions...........           (2)       (6,140)       -            -         (6,142)
 Proceeds from sales of
  assets................           58            -        364           -            422
 Other..................          (40)          (23)       -            -            (63)
                              -------       -------     -----        -----       -------
Cash (used for) provided
 by investing
 activities.............       (1,215)       (6,202)      302          183        (6,932)
                              -------       -------     -----        -----       -------
Cash flows from
 financing activities:
 Net increase (decrease)
  in debt...............        6,762          (942)     (330)          -          5,490
 Net change in
  intercompany payable..       (7,169)        7,169        -            -             -
 Common stock
  repurchased...........          (62)           -        (78)          -           (140)
 Proceeds from option
  plan exercises........           12            -         14           -             26
 Cash dividends paid....          (85)           -        (81)          -           (166)
                              -------       -------     -----        -----       -------
Cash (used for) provided
 by financing
 activities.............         (542)        6,227      (475)          -          5,210
                              -------       -------     -----        -----       -------
Increase in cash........            7             8        -            -             15
Balance at beginning of
 year...................           25            -         -            -             25
                              -------       -------     -----        -----       -------
Balance at end of year..      $    32       $     8     $  -         $  -        $    40
                              =======       =======     =====        =====       =======

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                          Consolidating Balance Sheet

                            As of December 30, 2000

                          Georgia-Pacific
                          Corp. other than
                           Fort James and
                             The Timber    Fort James The Timber Consolidating Consolidated
                              Company        Corp.     Company    Adjustments    Amounts
                          ---------------- ---------- ---------- ------------- ------------
In millions
ASSETS
Current assets:
 Cash...................      $    32       $     8     $   -        $  -        $    40
 Receivables, less
  allowances............        2,033           671          1          -          2,705
 Inventories............        2,003           890          2          -          2,895
 Deferred income tax
  assets................           88            88         -           -            176
 Other current assets...           52           397         23          -            472
                              -------       -------     ------       -----       -------
  Total current assets..        4,208         2,054         26          -          6,288
                              -------       -------     ------       -----       -------
Timber and timberlands..           83            -       1,220         (10)        1,293
                              -------       -------     ------       -----       -------
Total property, plant
 and equipment, net.....        7,095         4,689         18          -         11,802
                              -------       -------     ------       -----       -------
Goodwill, net...........        2,401         6,584         -           -          8,985
                              -------       -------     ------       -----       -------
Other assets............        1,465           694        355          -          2,514
                              -------       -------     ------       -----       -------
  Total assets..........      $15,252       $14,021     $1,619       $ (10)      $30,882
                              =======       =======     ======       =====       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt........      $ 2,620       $   232     $   -        $ 368       $ 3,220
 Accounts payable.......          928           587          5          -          1,520
 Other current
  liabilities...........          791           518         43         (10)        1,342
                              -------       -------     ------       -----       -------
  Total current
   liabilities..........        4,339         1,337         48         358         6,082
                              -------       -------     ------       -----       -------
Long-term debt,
 excluding current
 portion................       10,234         2,121        640        (368)       12,627
                              -------       -------     ------       -----       -------
Senior deferrable
 notes..................          863            -          -           -            863
                              -------       -------     ------       -----       -------
Other long-term
 liabilities............        1,880           767        380          -          3,027
                              -------       -------     ------       -----       -------
Deferred income tax
 liabilities............        1,131         1,024        406          -          2,561
                              -------       -------     ------       -----       -------
Intercompany............       (9,450)        8,747        703          -             -
                              -------       -------     ------       -----       -------
Shareholders' equity....        6,255            25       (558)         -          5,722
                              -------       -------     ------       -----       -------
  Total liabilities and
   shareholders'
   equity...............      $15,252       $14,021     $1,619       $ (10)      $30,882
                              =======       =======     ======       =====       =======

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                      Selected Financial Data--Operations

                  Georgia-Pacific Corporation and Subsidiaries

                                               Year Ended
                             -------------------------------------------------
                                                          December 31,
                             December 30, January 1, -------------------------
                                 2000        2000     1998     1997     1996
                             ------------ ---------- -------  -------  -------
In millions, except per
share amounts and ratios
Operations:
 Net sales.................    $22,218     $18,599   $13,990  $13,707  $13,622
                               -------     -------   -------  -------  -------
Costs and expenses:
 Cost of sales.............     16,896      13,959    10,879   10,822   10,396
 Selling and distribution..      1,574         782       556      607      642
 Depreciation, depletion,
  amortization and cost of
  timber harvested.........      1,104       1,013       997    1,017      996
 General and
  administrative...........        989         884       648      689      833
 Interest..................        639         495       443      465      459
 Other loss (income).......        204        (355)      (24)    (128)     --
                               -------     -------   -------  -------  -------
  Total costs and
   expenses................     21,406      16,778    13,499   13,472   13,326
                               -------     -------   -------  -------  -------
Income before income taxes,
 extraordinary items and
 accounting change.........        812       1,821       491      235      296
Provision for income
 taxes.....................        307         705       202      106      135
                               -------     -------   -------  -------  -------
Income before extraordinary
 items and accounting
 change....................        505       1,116       289      129      161
Extraordinary items and
 accounting change, net of
 taxes.....................         -           -        (15)     (60)      (5)
                               -------     -------   -------  -------  -------
Net income.................    $   505     $ 1,116   $   274  $    69  $   156
                               =======     =======   =======  =======  =======
Other statistical data:
Georgia-Pacific
 Corporation:
Basic per share:
 Income before
  extraordinary items and
  accounting change........                                            $  1.78
 Extraordinary items and
  accounting change, net of
  taxes....................                                              (0.06)
                                                                       -------
 Net income................                                            $  1.72
                                                                       =======
Diluted per share:
 Income before
  extraordinary items and
  accounting change........                                            $  1.77
 Extraordinary items and
  accounting change, net of
  taxes....................                                              (0.06)
                                                                       -------
 Net income................                                            $  1.71
                                                                       =======
Average number shares
 outstanding
 Georgia-Pacific
  Corporation, basic.......                                               90.6
 Georgia-Pacific
  Corporation, diluted.....                                               91.2
Earnings to fixed charges..        2.2         4.4       2.1      1.5      1.7
Effective income tax rate..       37.8%       38.7%     41.1%    45.1%    45.6%

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                      Selected Financial Data--Operations

               Georgia-Pacific Corporation--Georgia-Pacific Group

                                                Year Ended
                              -------------------------------------------------
                                                           December 31,
                              December 30, January 1, -------------------------
                                  2000        2000     1998     1997     1996
                              ------------ ---------- -------  -------  -------
In millions, except per
share amounts and ratios
Operations:
 Net sales..................    $22,076     $18,418   $13,877  $13,592  $13,508
                                -------     -------   -------  -------  -------
Costs and expenses:
 Cost of sales..............
 The Timber Company.........         62          95        89       75      109
 Third parties..............     16,883      13,907    10,777   10,696   10,273
                                -------     -------   -------  -------  -------
  Total cost of sales.......     16,945      14,002    10,866   10,771   10,382
Selling and distribution....      1,574         782       556      607      642
Depreciation, amortization
 and cost of timber
 harvested:
 The Timber Company.........        177         232       320      350      315
 Third parties..............      1,077         971       953      969      939
                                -------     -------   -------  -------  -------
  Total depreciation,
   amortization and cost of
   timber harvested.........      1,254       1,203     1,273    1,319    1,254
General and administrative..        951         841       612      646      788
Interest....................        595         426       372      381      354
Other loss (income).........        204          -         -       (14)      -
                                -------     -------   -------  -------  -------
  Total costs and expenses..     21,523      17,254    13,679   13,710   13,420
                                -------     -------   -------  -------  -------
Income (loss) before income
 taxes, extraordinary items
 and accounting change......        553       1,164       198     (118)      88
Provision (benefit) for
 income taxes...............        210         448        87      (32)      54
                                -------     -------   -------  -------  -------
Income (loss) before
 extraordinary items and
 accounting change..........        343         716       111      (86)      34
Extraordinary items and
 accounting change, net of
 taxes......................         -           -        (13)     (60)      (5)
                                -------     -------   -------  -------  -------
Net income (loss)...........    $   343     $   716   $    98  $  (146) $    29
                                =======     =======   =======  =======  =======
Basic per share:
 Income (loss) before
  extraordinary items and
  accounting change.........    $  1.95     $  4.17   $  0.62  $ (0.47)
 Extraordinary items and
  accounting change, net of
  taxes.....................         -           -      (0.07)   (0.33)
                                -------     -------   -------  -------
Net income (loss)...........    $  1.95     $  4.17   $  0.55  $ (0.80)
                                =======     =======   =======  =======
Diluted per share:
 Income (loss) before
  extraordinary items and
  accounting change.........    $  1.94     $  4.07   $  0.61  $ (0.47)
 Extraordinary items and
  accounting change, net of
  taxes.....................         -           -      (0.07)   (0.33)
                                -------     -------   -------  -------
Net income (loss)...........    $  1.94     $  4.07   $  0.54  $ (0.80)
                                =======     =======   =======  =======
Average number shares
 outstanding
 Basic......................      175.8       171.8     179.8    182.9
 Diluted....................      176.9       175.9     181.1    182.9
Earnings to fixed charges...        1.8         3.5       1.5      0.7      1.3
Effective income tax rate...       38.0%       38.5%     43.9%    27.1%    61.4%

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                      Selected Financial Data--Operations

                Georgia-Pacific Corporation--The Timber Company

                                                 Year Ended
                                  -------------------------------------------
                                                            December 31,
                                  December 30, January 1, -------------------
                                      2000        2000     1998   1997   1996
                                  ------------ ---------- ------  -----  ----
In millions, except per share
amounts and ratios
Operations:
 Net sales.......................    $ 394       $ 526    $  534  $ 551  $547
                                     -----       -----    ------  -----  ----
Costs and expenses:
 Cost of sales...................       26          70       114    137   132
 General and administrative......       38          43        36     43    45
 Depreciation and depletion......       27          42        44     48    57
 Interest........................       44          69        71     84   105
 Other income....................       -         (355)      (24)  (114)   -
                                     -----       -----    ------  -----  ----
    Total costs and expenses.....      135        (131)      241    198   339
                                     -----       -----    ------  -----  ----
Income before income taxes, and
 extraordinary item..............      259         657       293    353   208
Provision for income taxes.......       97         257       115    138    81
                                     -----       -----    ------  -----  ----
Income before extraordinary
 item............................      162         400       178    215   127
Extraordinary item, net of
 taxes...........................       -           -         (2)    -     -
                                     -----       -----    ------  -----  ----
    Net income...................    $ 162       $ 400    $  176  $ 215  $127
                                     =====       =====    ======  =====  ====
Basic per share:
 Income before extraordinary
  item...........................    $2.01       $4.75    $ 1.97  $2.35
 Extraordinary item, net of
  taxes..........................       -           -      (0.02)    -
                                     -----       -----    ------  -----
    Net income...................    $2.01       $4.75    $ 1.95  $2.35
                                     =====       =====    ======  =====
Diluted per share:
 Income before extraordinary
  item...........................    $2.00       $4.73    $ 1.96  $2.33
 Extraordinary item, net of
  taxes..........................       -           -      (0.02)    -
                                     -----       -----    ------  -----
    Net income...................    $2.00       $4.73    $ 1.94  $2.33
                                     =====       =====    ======  =====
Average number shares
 outstanding:
 Basic...........................     80.7        84.1      90.3   91.4
 Diluted.........................     81.1        84.6      90.8   92.1
Earnings to fixed charges........      6.6        10.3       5.1    5.2   3.0
Effective income tax rate........     37.5%       39.1%     39.2%  39.1% 38.9%

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

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

            Selected Financial Data--Financial Position, End of Year

                  Georgia-Pacific Corporation and Subsidiaries

                                               Year Ended
                             -------------------------------------------------
                                                          December 31,
                             December 30, January 1, -------------------------
                                 2000        2000     1998     1997     1996
                             ------------ ---------- -------  -------  -------
In millions, except per
share amounts, ratios, and
percentages
Financial position, end of
 year:
 Current assets............    $ 6,288     $ 4,559   $ 2,645  $ 2,916  $ 2,615
 Timber and timberlands....      1,293       1,189     1,210    1,201    1,342
 Property, plant and
  equipment, net...........     11,802       7,079     6,249    6,297    6,560
 Goodwill, net.............      8,985       2,697     1,677    1,599    1,658
 Other assets..............      2,514       1,373       919      937      643
                               -------     -------   -------  -------  -------
Total assets...............    $30,882     $16,897   $12,700  $12,950  $12,818
                               -------     -------   -------  -------  -------
Current liabilities........    $ 6,082     $ 4,191   $ 2,648  $ 3,020  $ 2,490
Long-term debt.............     12,627       4,621     4,125    3,713    4,371
Senior deferrable notes....        863         863        -        -        -
Other long-term
 liabilities...............      3,027       1,811     1,572    1,548    1,285
Deferred income taxes......      2,561       1,536     1,231    1,199    1,161
                               -------     -------   -------  -------  -------
Total liabilities..........    $25,160     $13,022   $ 9,576  $ 9,480  $ 9,307
                               -------     -------   -------  -------  -------
Shareholders' equity.......    $ 5,722     $ 3,875   $ 3,124  $ 3,470  $ 3,511
                               =======     =======   =======  =======  =======
Other statistical data:
 Property, plant and
  equipment investments....    $   909     $   723   $   638  $   717  $ 1,059
 Timber and timberland
  purchases................        240         228       201      175      142
 Cash paid for
  acquisitions.............      6,142       1,658       112       -       363
Total debt to capital, book
 basis.....................       56.9%       46.9%     48.6%    47.2%    50.4%
Total debt to capital,
 market basis..............         -           -         -        -      47.4%
Current ratio..............        1.0         1.1       1.0      1.0      1.1
Per share (through December
 16, 1997):
Market price:
 High......................                                   $108.56  $ 81.00
 Low.......................                                   $ 70.50  $ 63.00
 Period-end................                                   $ 85.13  $ 72.00
Book value.................                                            $ 38.52
Shares of stock outstanding
 at year-end...............                                               91.4
Dividends declared per
 share.....................                                   $  2.00  $  2.00

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

            Selected Financial Data--Financial Position, End of Year

               Georgia-Pacific Corporation--Georgia-Pacific Group

                                                 Year Ended
                               -------------------------------------------------
                                                            December 31,
                               December 30, January 1, -------------------------
                                   2000        2000     1998     1997     1996
                               ------------ ---------- -------  -------  -------
In millions, except per share
amounts, ratios, and
percentages
Financial position, end of
 year:
 Current assets..............    $ 6,262     $ 4,536   $ 2,640  $ 2,911  $ 2,611
 Timber contracts............         83          66        78       71       58
 Property, plant and
  equipment, net.............     11,784       7,060     6,225    6,277    6,535
 Goodwill, net...............      8,985       2,697     1,677    1,599    1,658
 Other assets................      2,159       1,021       918      921      630
                                 -------     -------   -------  -------  -------
  Total assets...............    $29,273     $15,380   $11,538  $11,779  $11,492
                                 -------     -------   -------  -------  -------
Current liabilities..........    $ 5,676     $ 3,821   $ 2,381  $ 2,698  $ 2,200
Long-term debt...............     12,355       3,983     3,395    3,057    3,340
Senior deferrable notes......        863         863        -        -        -
Other long-term liabilities..      2,647       1,803     1,566    1,546    1,282
Deferred income taxes........      2,155       1,160       987      959      987
                                 -------     -------   -------  -------  -------
  Total liabilities..........    $23,696     $11,630   $ 8,329  $ 8,260  $ 7,809
                                 -------     -------   -------  -------  -------
Parent's equity..............    $ 5,577     $ 3,750   $ 3,209  $ 3,519  $ 3,683
                                 =======     =======   =======  =======  =======
Other statistical data:
 Property, plant and
  equipment investments......    $   906     $   721   $   632  $   715  $ 1,055
 Timber contract purchases
  from third parties.........        181         150       142      131       94
 Timber purchases from The
  Timber Company.............        183         222       333      350      315
 Cash paid for acquisitions..      6,142       1,658       112       -       363
Total debt to capital, book
 basis.......................       57.9%       44.9%     44.5%    43.1%    44.2%
Total debt to capital, market
 basis.......................       68.5%       40.9%     47.4%    44.7%      -
Current ratio................        1.1         1.2       1.1      1.1      1.2
Per share*:
Market price:
 High........................    $ 51.94     $ 54.13   $ 40.50  $ 32.00
 Low.........................    $ 19.31     $ 29.34   $ 18.69  $ 29.50
 Year-end....................    $ 31.13     $ 50.75   $ 29.28  $ 30.38
Book value...................    $ 24.81     $ 21.78   $ 18.55  $ 19.10
Shares of stock outstanding
 at year-end.................      224.8       172.2     173.0    184.5
Dividends declared per
 share.......................    $  0.50     $  0.50   $  0.50

--------
* 1997 amounts are for the period from December 17, 1997 through December 31, 1997.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES


           Selected Financial Data--Financial Position, End of Year

                Georgia-Pacific Corporation--The Timber Company

                                                 Year Ended
                                ----------------------------------------------
                                                            December 31,
                                December 30, January 1, ----------------------
                                    2000        2000     1998    1997    1996
                                ------------ ---------- ------  ------  ------
In millions, except per share
amounts,
ratios, and percentages
Financial position, end of
 year:
 Timber and timberlands........    $1,220      $1,127   $1,144  $1,130  $1,284
 Property, plant and equipment,
  net..........................        18          19       24      20      25
 Investment in real estate held
  for development use..........        -           -        -       14      13
 Note receivable...............       352         350       -       -       -
 Other assets..................        29          25        6       7       4
                                   ------      ------   ------  ------  ------
  Total assets.................    $1,619      $1,521   $1,174  $1,171  $1,326
                                   ------      ------   ------  ------  ------
Debt...........................    $  640      $  970   $  983  $  971  $1,316
Other liabilities..............       428          50       32       9       8
Deferred income taxes..........       406         376      244     240     174
                                   ------      ------   ------  ------  ------
  Total liabilities............    $1,474      $1,396   $1,259  $1,220  $1,498
                                   ------      ------   ------  ------  ------
Parent's equity................    $  145      $  125   $  (85) $  (49) $ (172)
                                   ======      ======   ======  ======  ======
Other statistical data:
 Property, plant and equipment
  investments..................    $    3      $    2   $    6  $    2  $    4
 Timber and timberland
  investments..................        59          78       59      44      48
Total debt to capital, book
 basis.........................      40.7%       65.6%    85.6%   83.4%   99.6%
Total debt to capital, market
 basis.........................      21.0%       32.2%    32.2%   31.6%     -
Per share*:
Market price:
 High..........................    $32.00      $27.19   $27.25  $25.88
 Low...........................    $20.75      $19.88   $17.38  $22.50
 Year-end......................    $29.94      $24.63   $23.81  $22.69
Book value.....................    $ 1.81      $ 1.51   $(0.98) $(0.53)
Shares of stock outstanding at
 year-end......................      80.2        82.9     87.1    92.6
Dividends declared per share...    $ 1.00      $ 1.00   $ 1.00

--------
* 1997 amounts are for the period from December 17, 1997 through December 31, 1997.

 Book Value Per Common Share

  Shareholders'/parent's equity divided by shares of common stock outstanding as of the end of the year.

 Total Debt to Capital, Book Basis

  Total debt divided by the sum of total debt, senior deferrable notes, deferred income taxes, net, other long-term liabilities and shareholders'/parent's equity as of the end of the year. Total debt includes bank overdrafts, commercial paper and short-term notes, current portion of long-term debt, (all of which are included "Current liabilities"), long-term debt and accounts receivable pledged.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES


 Total Debt to Capital, Market Basis

  Total debt divided by the sum of total debt and the market value of shareholders'/parent's equity as of the end of the year. Total debt includes bank overdrafts, commercial paper and short-term notes, current portion of long-term debt, (all of which are included in "Current liabilities"), long-term debt and accounts receivable pledged. The market value of shareholders'/parent's equity is the market price of common stock multiplied by the number of common stock shares outstanding.

 Current Ratio

  Current assets divided by current liabilities as of the end of the year.

                 GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES


               Sales and Operating Profits by Operating Segment

                 Georgia-Pacific Corporation and Subsidiaries

                             2000          1999          1998          1997          1996
                          ------------  ------------  ------------  ------------  ------------
In millions, except
percentages
Net sales(a):
Building products
 manufacturing
 Wood panels............  $ 1,119    5% $ 1,233    7% $ 1,095    8% $   981    7% $   986    7%
 Lumber.................    1,069    5    1,086    6      851    6      881    6      782    6
 Gypsum products........      903    4    1,189    6      992    7      885    6      729    5
 Chemicals..............      461    2      445    2      455    3      482    4      438    3
 Other..................       96   -       102    1      120    1       68    1       51   -
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total manufacturing....    3,648   16    4,055   22    3,513   25    3,297   24    2,986   21
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
Building products
 distribution:
 Wood panels............    2,115   10    2,506   13    2,127   15    1,919   14    2,008   15
 Lumber.................    1,473    7    1,662    9    1,471   11    1,639   12    1,626   12
 Other..................      723    3      696    4      741    5      860    6      937    7
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total distribution.....    4,311   20    4,864   26    4,339   31    4,418   32    4,571   34
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
  Total building
   products.............    7,959   36    8,919   48    7,852   56    7,715   56    7,557   55
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
Timber..................      155    1      199    1      125    1      126    1      123    1
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
Containerboard and
 packaging;
 Containerboard.........      625    3      554    3      544    4      569    4      552    4
 Packaging..............    2,020    9    1,892   10    1,617   11    1,315   10    1,479   11
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total containerboard
  and packaging.........    2,645   12    2,446   13    2,161   15    1,884   14    2,031   15
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
Bleached pulp and paper:
 Market pulp............      981    4      759    4      747    5      886    6      776    6
 Bleached board.........       50   -        59   -        74    1       91   -       113    1
 Paper..................    1,140    5    1,349    8    1,624   12    1,627   12    1,639   12
 Other..................        3   -         3   -         3   -         3   -         6   -
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total manufacturing....    2,174    9    2,170   12    2,448   18    2,607   18    2,534   19
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
Paper distribution:
 Fine paper.............    4,200   19    1,980   11       -    -        -    -        -    -
 Supply systems.........    2,661   12    1,329    7       -    -        -    -        -    -
 Other..................       -    -        22   -        -    -        -    -        -    -
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total paper
  distribution..........    6,861   31    3,331   18       -    -        -    -        -    -
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total bleached pulp and
  paper.................    9,035   40    5,501   30    2,448   18    2,607   18    2,534   19
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
Consumer products:
 Tissue.................    1,876    9    1,194    6    1,070    8    1,018    8    1,009    7
 Dixie..................       77   -        -    -        -    -        -    -        -    -
 Other..................      482    2      356    2      344    2      366    3      375    3
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Total consumer
  products..............    2,435   11    1,550    8    1,414   10    1,384   11    1,384   10
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
 Corporate and
  other(b)..............      (11)  -       (16)  -       (10)  -        (9)  -        (7)  -
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
  Total net sales.......  $22,218  100% $18,599  100% $13,990  100% $13,707  100% $13,622  100%
                          =======  ===  =======  ===  =======  ===  =======  ===  =======  ===
Operating profits:
 Building products......  $   377   26% $ 1,202   52% $   604   65% $   319   46% $   347   46%
 Timber.................      303   21      726   31      364   39      437   62      313   41
 Containerboard and
  packaging.............      512   35      324   14       89    9      (23)  (3)     110   15
 Bleached pulp and
  paper.................      468   32      145    6      (59)  (6)       3   -        26    3
 Consumer products......       29    2      170    7      160   17      166   24      193   26
 Corporate and
  other(c)..............     (238) (16)    (251) (10)    (224) (24)    (202) (29)    (234) (31)
                          -------  ---  -------  ---  -------  ---  -------  ---  -------  ---
  Total operating
   profits..............  $ 1,451  100% $ 2,316  100% $   934  100% $   700  100% $   755  100%
                          =======  ===  =======  ===  =======  ===  =======  ===  =======  ===

-------
(a)  Represents net sales to unaffiliated customers.
(b) Represents the elimination of hunting lease income reflected in net sales for the timber segment and reflected as a reduction to cost of sales on a consolidated basis. In addition, includes net sales from miscellaneous businesses.
(c) Includes some miscellaneous businesses, certain goodwill amortization, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

                  GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

  For the Years Ended December 30, 2000, January 1, 2000 and December 31, 1998

                          Balance at Charged to Charged to             Balance at
                          Beginning  Costs and    Other                   End
     Description          of Period   Expenses   Accounts   Deductions of Period
     -----------          ---------- ---------- ----------  ---------- ----------
In Millions
Year ended December 30,
 2000
Allowance for doubtful
 accounts...............     $25        $28        $-          $(19)**    $34
                             ===        ===        ===         ====       ===
Restructuring reserves..      64         43          8****      (58)       57
                             ===        ===        ===         ====       ===
Year ended January 1,
 2000
Allowance for doubtful
 accounts...............     $25        $ 5        $-          $ (5)**    $25
                             ===        ===        ===         ====       ===
Restructuring reserves..       2          2         98***       (38)       64
                             ===        ===        ===         ====       ===
Year ended December 31,
 1998
Allowance for doubtful
 accounts...............     $19        $17        $ 1*        $(12)**    $25
                             ===        ===        ===         ====       ===
Restructuring reserves..      70         -          -           (68)        2
                             ===        ===        ===         ====       ===

--------
*    Recoveries of accounts previously written off.
**   Accounts written off.
***  Reserves acquired
**** Net amounts charged to goodwill

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  The information called for by Items 10, 11, 12 and 13, if any, will be contained in the Corporation's definitive Notice of 2001 Annual Meeting of Shareholders and Proxy Statement which the Corporation intends to file on or about March 31, 2001.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to directors and officers required by this Item set forth in the Corporation's Notice of 2001 Annual Meeting of Shareholders and Proxy Statement in the sections entitled "Nominees and Directors" and "Other Matters" are incorporated herein by this reference thereto.

Executive Officers of the Registrant

  The executive officers of the Corporation are as follows:

                             Date First
                             Elected as
Name                     Age an Officer                  Position or Office
----                     --- ----------                  ------------------
A. D. Correll...........  59    1988    Chairman, Chief Executive Officer, President and a
                                        Director

Patricia A. Barnard.....  51    1998    Executive Vice President--Human Resources

James E. Bostic, Jr.....  53    1991    Executive Vice President--Environmental, Government
                                        Affairs and Communications

Donald L. Glass.........  52    1982    Executive Vice President--Timber, President and
                                        Chief Executive Officer, The Timber Company

Danny W. Huff...........  50    1993    Executive Vice President--Finance and Chief
                                        Financial Officer

James F. Kelley.........  59    1993    Executive Vice President and General Counsel

Stephen E. Macadam......  40    1998    Executive Vice President--Pulp and Paperboard

Ronald L. Paul..........  57    1997    Executive Vice President--Wood Products and
                                        Distribution

John F. Rasor...........  57    1983    Executive Vice President--Wood Procurement, Gypsum
                                        and Industrial Wood Products

Lee M. Thomas...........  56    1993    Executive Vice President--Consumer Products

David J. Paterson.......  46    1994    President--Paper

Charles C. Tufano.......  56    1998    President--Unisource

James E. Terrell........  51    1989    Vice President and Controller

  Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and President since May 1996. He served as Chief Operating Officer of the Corporation from August 1991 until May 1993, and President and Chief Executive Officer from May 1993 until December 1993. Mr. Correll was elected as a Director of the Corporation on May 5, 1992.

  Patricia A. Barnard has been Executive Vice President--Human Resources since January 2001. Prior to that time she served as Senior Vice President--Human Resources from March 1999 until January 2001 and Vice President--Compensation and Benefits from February 1998 until March 1999. Prior to that time, she served as Group Director--Human Resources, Paper & Chemicals from 1997 to 1998 and Group Director--Human Resources, Paper from 1995 until 1997.

  James E. Bostic, Jr. has been Executive Vice President--Environmental, Government Affairs and Communications since January 2001. Prior to that time, he served as Senior Vice President--Environmental,

Government Affairs and Communications from February 1995 until January 2001, Group Vice President--Paper from April 1992 until January 1995, Group Vice President--Butler Paper and Mail-Well from January 1992 to April 1992, and Vice President--Butler Paper and Mail-Well from January 1991 to January 1992.

  Donald L. Glass has been Executive Vice President--Timber and President and Chief Executive Officer of The Timber Company since December 16, 1997. Mr. Glass served as Executive Vice President--Building Products from January 1997 to December 1997 and Senior Vice President--Building Products Manufacturing and Sales from 1991 until December 1996.

  Danny W. Huff has been Executive Vice President--Finance and Chief Financial Officer since November 1, 1999. Prior to that time, he served as Vice President and Treasurer from February, 1996 to November, 1999 and Treasurer from October 23, 1993 to February 1, 1996.

  James F. Kelley has been Executive Vice President and General Counsel since August 2000. Prior to that time, he served as Senior Vice President--Law and General Counsel from December 1993 until August 2000.

  Stephen E. Macadam has been Executive Vice President--Pulp and Paperboard since December 2000. Prior to that time, he served as Executive Vice President--Containerboard and Packaging/Purchasing from August 2000 until December 2000 and Senior Vice President--Containerboard and Packaging from March 1998 until August 2000. Prior to that time, he worked at McKinsey & Co., Inc..

  Ronald L. Paul has been Executive Vice President--Wood Products and Distribution since December 30, 1997. Prior to that time, he served as Executive Vice President--Wood Products from September 1997 until December 1997, Vice President--Structural Panels and Building Products Engineering from May 1996 until September 1997 and Vice President--Engineering and Technology-- Building Products from May 1995 until May 1996.

  John F. Rasor has been Executive Vice President--Wood Procurement, Gypsum and Industrial Wood Products since December 16, 1997. Prior to that time, he served as Executive Vice President--Forest Resources from January 1997 to December 1997, Senior Vice President--Forest Resources from February 1995 until December 1996, Group Vice President--Forest Resources from May 1992 through January 1995, Group Vice President--Timber from January 1992 to May 1992 and Vice President--Forest Resources from 1991 to January 1992.

  Lee M. Thomas has been Executive Vice President--Consumer Products since November 2000. Prior to that time, he served as Executive Vice President-- Paper and Chemicals from December 1997 until November 2000, Executive Vice President--Paper from January 1997 until December 1997, Senior Vice President--Paper from February 1995 until December 1996, Senior Vice President--Environmental, Government Affairs and Communications from February 1994 through January 1995, and Senior Vice President--Environmental and Government Affairs from March 1993 through January 1994.

  David J. Paterson has been President--Paper since January 2001. Prior to that time, he served as Senior Vice President--Communication Papers from August 2000 until January 21, 2001 and Vice President--Sales and Marketing Pulp and Bleached Board from May 1994 until August 2000.

  Charles C. Tufano has been President--Unisource since January 2001. Prior to that time, he served as Senior Vice President--Paper Distribution from July 1999 until January 2001, Vice President--West, Distribution Division from February 1998 until July 1999 and Director-- Printing Papers, Communication Papers Division from 1995 until 1998.

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

ITEM 11. EXECUTIVE COMPENSATION

  The executive compensation information required by this Item set forth in the Corporation's Notice of 2001 Annual Meeting of Shareholders and Proxy Statement in the sections entitled "Compensation Committee Report," "Summary Compensation Table," "Option and Performance Rights Grants in 2000" and "Agreements with Officers" is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The security ownership information required by this Item set forth in the Corporation's Notice of 2001 Annual Meeting and Proxy Statement in the section entitled "Ownership of Common Stock of G-P" is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning certain relationships and related transactions required by this Item set forth in the Corporation's Notice of 2001 Annual Meeting and Proxy Statement in the section entitled "Other Matters" is incorporated herein by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)The following documents are filed as a part of this Annual Report for the Corporation:

    (1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Public
        Accountants for Georgia-Pacific Corporation and subsidiaries dated January 26, 2001 are presented under Item 8 of this Form 10-K.

    (2)Financial Statement Schedules:

       Valuation and Qualifying Accounts of Georgia-Pacific Corporation and subsidiaries and Georgia-Pacific Group for the years ended December 30, 2000, January 1, 2000 and December 31, 1998.

       Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the Corporation's Consolidated Financial Statements or notes thereto.

    (3)Exhibits

      The Index to Exhibits appearing on pages 102 through 110 of this report is hereby incorporated herein by reference.

  (b)Reports on Form 8-K

    During the fourth quarter of 2000, the Corporation filed a report on Form 8-K on October 19, 2000.

        Item 5. Other Events.--On October 18, 2000, the Georgia-Pacific
                Corporation (the "Company") issued a press release announcing the financial results of the Georgia--Pacific Group for the third quarter of 2000.

                On October 18, 2000, the Company also issued a press release announcing the financial results of The Timber Company for the third quarter of 2000.

        Also during the fourth quarter of 2000, the Corporation filed a report on Form 8-K on November 15, 2000.

        Item 9. Regulation FD Disclosure.

        Also during the fourth quarter of 2000, the Corporation filed a report on Form 8-K on November 20, 2000.

        Item 5. Other Events.--On November 17, 2000, the Georgia-Pacific
                Corporation (the "Company") issued a press release confirming that it has executed agreements with a group of banks to finance the acquisition of Fort James Corp. (NYSE: FJ) pursuant to the previously announced merger agreement between the two companies. The financing agreements permitted Georgia-Pacific to borrow up to $9.15 billion.

                On November 20, 2000 the Company issued a press release announcing that there has been no change in its present or foreseeable future liabilities from personal-injury claims related to exposure to asbestos-containing products it manufactured.

        Also during the fourth quarter of 2000, the Corporation filed a report on Form 8-K on November 22, 2000.

        Item 5. Other Events.--On November 21, 2000, the Georgia-Pacific
                Corporation (the "Company") issued a press release announcing that it will sell its away-from-home tissue business, including approximately 368,000 tons of tissue manufacturing capacity, associated converting facilities and the sales and marketing functions that support this business.

                In the same press release, the Company also announced it was extending its exchange offer for all outstanding shares of Fort
                James Corp. (NYSE: FJ).

        Also during the fourth quarter of 2000, the Corporation filed a report on Form 8-K on November 22, 2000.

        Item 5. Other Events.--On November 22, 2000, the Georgia-Pacific
                Corporation (the "Company") issued a press release announcing that a federal court in the District of Columbia had signed an order which allowed Georgia-Pacific to complete its previously announced acquisition of Fort James Corp.

                In the same press release, the Company also announced that the exchange offer for all outstanding shares of Fort James expired at 6 p.m. Eastern time Wednesday, Nov. 22, 2000.

        Also during the fourth quarter of 2000, the Corporation filed a report on Form 8-K on November 27, 2000.

        Item 5. Other Events.--On November 24, 2000, the Georgia-Pacific
                Corporation (the "Company") issued a press release announcing that it had completed its exchange offer for all outstanding shares of Fort James Corporation ("Fort James").

                On November 27, 2000 the Company issued a press release announcing it has completed its acquisition of Fort James.

        Item 7. Financial Statements, Pro Forma Financial Information and
                Exhibits.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GEORGIA-PACIFIC CORPORATION
                                           (Registrant)

                                                  /s/ A. D. Correll
                                          By: _________________________________
                                                      (A. D. Correll,
                                                 Chairman, Chief Executive
                                                  Officer and President)

Date: February 14, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                   Date
              ---------                            -----                   ----

As Officers or Directors of GEORGIA-PACIFIC CORPORATION

         /s/ A. D. Correll             Director, Chairman, Chief       February 14,
______________________________________  Executive Officer and              2001
           (A. D. Correll)              President (Principal
                                        Executive Officer)

        /s/ Danny W. Huff              Executive Vice President-       February 14,
______________________________________  Finance and Chief Financial        2001
           (Danny W. Huff)              Officer (Principal
                                        Financial Officer)

       /s/ James E. Terrell            Vice President and              February 14,
______________________________________  Controller (Principal              2001
          (James E. Terrell)            Accounting Officer)

       /s/ James S. Balloun            Director                        February 15,
______________________________________                                     2001
          (James S. Balloun)

      /s/ Barbara L. Bowles            Director                        February 15,
______________________________________                                     2001
         (Barbara L. Bowles)

       /s/ Robert Carswell             Director                        February 14,
______________________________________                                     2001
          (Robert Carswell)

     /s/ Worley H. Clark, Jr.          Director                        February 14,
______________________________________                                     2001
        (Worley H. Clark, Jr.)

       /s/ Gary P. Coughlan            Director                        February 14,
______________________________________                                     2001
          (Gary P. Coughlan)

              Signature                            Title                   Date
              ---------                            -----                   ----
          /s/ Jane Evans               Director                        February 15,
______________________________________                                     2001
             (Jane Evans)

       /s/ Donald V. Fites             Director                        February 15,
______________________________________                                     2001
          (Donald V. Fites)

   /s/ Harvey C. Fruehauf, Jr.         Director                        February 14,
______________________________________                                     2001
      (Harvey C. Fruehauf, Jr.)

     /s/ Richard V. Giordano           Director                        February 14,
______________________________________                                     2001
        (Richard V. Giordano)

        /s/ David R. Goode             Director                        February 15,
______________________________________                                     2001
           (David R. Goode)

                                       Director                      February  , 2001
______________________________________
         (M. Douglas Ivester)

        /s/ James P. Kelly             Director                        February 14,
______________________________________                                     2001
           (James P. Kelly)

      /s/ Louis W. Sullivan            Director                        February 14,
______________________________________                                     2001
         (Louis W. Sullivan)

      /s/ James B. Williams            Director                        February 14,
______________________________________                                     2001
         (James B. Williams)

                          GEORGIA-PACIFIC CORPORATION

                               INDEX TO EXHIBITS
                          FILED WITH THE ANNUAL REPORT
                              ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 30, 2000

 Number   Description
 ------   -----------
 3.1(i)   Articles of Incorporation, restated as of December 16, 1997 (Filed as
          Exhibit 4.1 to the Corporation's Registration Statement on Form S-8
          as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).
 3.1(ii)  Articles of Amendment to Restated Articles of Incorporation (Filed as
          Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for
          the quarter ended June 30, 1998, and incorporated herein by this reference thereto).
 3.2      Bylaws, as amended to date. (Filed as Exhibit 3.2 to the
          Corporation's Registration Statement on Form S-8 as filed with the
          Commission on November 30, 2000, and incorporated by this reference thereto).
 4.1(i)   Restated Rights Agreement, dated as of December 16, 1997, between
          Georgia-Pacific Corporation and First Chicago Trust Company of New
          York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-1, form of Timber Group Rights Certificate attached as
          Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit
          B-1 and Series C Preferred Stock Designation attached as Exhibit B-2
          (Filed as Exhibit 8 to the Corporation's Registration Statement on
          Form 8-A as filed with the Commission on November 26, 1997, and incorporated herein by this reference thereto).
 4.1(ii)  Amendment No. 1 to the Amended and Restated Rights Agreement,
          effective November 8, 1999 (Filed as Exhibit 4.3(ii) to the
          Corporation's Annual Report on Form 10-K for the year ended
          January 1, 2000, and incorporated herein by this reference thereto).
 4.1(iii) Amendment No. 2 to the Amended and Restated Rights Agreement,
          effective July 18, 2000 (Filed as Exhibit 4.1 to the Corporation's
          Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, and incorporated herein by this reference thereto).
 4.2(i)   Indenture, dated as of March 1, 1983, between Georgia-Pacific
          Corporation and The Chase Manhattan Bank (National Association),
          Trustee (Filed as Exhibit 4.4(i) to the Corporation's Annual Report
          on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).
 4.2(ii)  First Supplemental Indenture, dated as of July 27, 1988, among
          Georgia-Pacific Corporation, The Chase Manhattan Bank (National
          Association), Trustee, and Morgan Guaranty Trust Company of New York
          (Filed as Exhibit 4.4(ii) to the Corporation's Annual Report on Form
          10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).
 4.2(iii) Agreement of Resignation, Appointment and Acceptance, dated as of
          January 31, 1992 by and among Georgia-Pacific Corporation, Morgan
          Guaranty Trust Company of New York and The Bank of New York, as
          Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).

 4.3      Form of Purchase Contract Agreement relating to Stock Purchase
          Contracts and Stock Purchase Units (Filed as Exhibit 4(p) to the
          Corporation's Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, and incorporated herein by this reference thereto).
 4.4      Form of Pledge Agreement for Stock Purchase Contracts and Stock
          Purchase Units (Filed as Exhibit 4(q) to the Corporation's
          Registration Statement on Form 8-A relating to File No.333-80757 as filed with the Commission on June 25, 1999, and incorporated herein by this reference thereto).

 Number    Description
 ------    -----------
 4.5       Form of Remarketing Agreement between Georgia-Pacific Corporation and Morgan Stanley & Co. Incorporated (Filed as Exhibit 4(u) to the
           Corporation's Registration Statement on Form S-3, as filed with the
           Commission on June 30, 1999, and incorporated herein by this reference thereto).

 4.6       Second Supplemental Indenture among Georgia-Pacific Corporation,
           Fort James Corporation, and The Bank of New York, dated February 19,
           2001. (1)
 4.7       Form of Stock Purchase Units (included as Exhibits A and B of
           Exhibit 4.3) (Filed as Exhibit 4(v) to the Corporation's
           Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, and incorporated herein by this reference thereto).
 4.8 In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 10.1 Directors Group Life Insurance Program. (Filed as Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1998, and incorporated herein by this reference thereto).*
 10.2      Form of Officer Retirement Agreement (Officers Retirement Plan).
           (1)*
 10.3(i)   Key Salaried Employees Group Insurance Plan--Pre-1987 Group (As
           Amended and Restated Effective January 1, 1987) (Filed as Exhibit
           10.3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*
 10.3(ii)  Amendment No. 1 (Effective January 1, 1991) to the Key Salaried
           Employees Group Insurance Plan--Pre-1987 Group (As Amended and
           Restated Effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1996, and incorporated herein by this reference thereto).*
 10.3(iii) Key Salaried Employees Group Insurance Plan--Post-1986 Group
           (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the
           Corporation's Annual Report on Form 10-K for the year ended
           December 31, 1996, and incorporated herein by this reference thereto).*
 10.3(iv)  Amendment No. 1 (Effective January 1, 1991) to the Key Salaried
           Employees Group Insurance Plan--Post-1986 Group (Effective January
           1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation's Annual
           Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference thereto).*
 10.3(v)   Amendment No. 2 to the Key Salaried Employees Group Insurance Plan--
           Post-1986 Group (effective January 1, 1987). (Filed as Exhibit
           10.3(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.3(vi)  Amendment No. 3 to the Key Salaried Employees Group Insurance Plan--
           Post-1986 Group (effective August 1, 1994). (Filed as Exhibit
           10.3(vi) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.3(vii) Amendment No. 4 to the Key Salaried Employees Group Insurance Plan--
           Post-1986 Group (effective January 1, 1998). (Filed as Exhibit
           10.3(vii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.4      Economic Value Incentive Plan, as Amended and Restated effective
           January 21, 2001. (1)*
 10.5      Amendment No. 1 to the Georgia-Pacific Corporation Economic Value
           Incentive Plan, as Amended and Restated by Action of the Compensation Committee on January 29, 2001 effective February 15,
           2001. (1)*

 Number     Description
 ------     -----------
 10.6(i)    1995 Shareholder Value Incentive Plan, as Amended and Restated
            effective December 16, 1997 (Filed as Exhibit 10.8(iv) to the
            Corporation's Amendment No. 2 to Registration Statement on Form S-4
            as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).*
 10.6(ii)   Amendment No. 1 to the Amended and Restated 1995 Shareholder Value
            Incentive Plan, effective May 5, 1998 (Filed as Exhibit 10.8(ii) to the Corporation's Annual Report on Form 10-K for the year ended
            January 1, 2000, and incorporated herein by this reference thereto).*
 10.6(iii)  Amendment No. 2 to the Amended and Restated 1995 Shareholder Value
            Incentive Plan, effective September 29, 1999 (Filed as Exhibit
            10.8(iii) to the Corporation's Annual Report on Form 10-K for the
            year ended January 1, 2000, and incorporated herein by this reference thereto).*
 10.6(iv)   Amendment No. 3 to the Amended and Restated 1995 Shareholder Value
            Incentive Plan, effective March 24, 2000 (Filed as Exhibit 10.8(iv)
            to the Corporation's Annual Report on Form 10-K for the year ended
            January 1, 2000, and incorporated herein by this reference thereto).*
 10.6(v)    Amendment No. 4 to the Amended and Restated 1995 Shareholder Value
            Incentive Plan, effective July 18, 2000, (Filed as Exhibit 10.4 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, and incorporated herein by this reference thereto).*
 10.6(vi)   Form of Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Georgia-Pacific Group stock) (1995 Grant) (Filed as
            Exhibit 99.11 to the Corporation's Registration Statement on Form
            S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.6(vii)  Form of Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Timber Group stock) (1995 Grant) (Filed as Exhibit
            99.12 to the Corporation's Registration Statement on Form S-8 as
            filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.6(viii) Form of Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Georgia-Pacific Group stock) (1996 Grant) (Filed as
            Exhibit 99.13 to the Corporation's Registration Statement on Form
            S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.6(ix)   Form of Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Timber Group stock) (1996 Grant) (Filed as Exhibit
            99.14 to the Corporation's Registration Statement on Form S-8 as
            filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.6(x)    Form of Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as
            Exhibit 99.15 to the Corporation's Registration Statement on Form
            S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.6(xi)   Form of Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit
            99.16 to the Corporation's Registration Statement on Form S-8 as
            filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.6(xii)  Form of Special Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as
            Exhibit 99.17 to the Corporation's Registration Statement on Form
            S-8 as filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*

 Number     Description
 ------     -----------
 10.6(xiii) Form of Special Replacement Option Under the 1995 Shareholder Value
            Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit
            99.18 to the Corporation's Registration Statement on Form S-8 as
            filed with the Commission on December 18, 1997, and incorporated herein by this reference thereto).*
 10.7       Outside Directors Stock Plan (As in effect September 23, 1998, including Amendments No. 1 and 2). (1)*
 10.8(i)    Directors Deferred Compensation Plan, effective September 22, 1998
            (Filed as Exhibit 10.10(ii) to the Corporation's Quarterly Report
            on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by this reference thereto).*
 10.8(ii)   Form of Deferral Agreement. (Filed as Exhibit 10.10(i) to the
            Corporation's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1998, and incorporated herein by this reference thereto).*
 10.9(i)    Amendment No 1 to the Change of Control Agreement for Gary A. Myers
            dated March 15, 1999 (Filed as Exhibit 10.1 to the Corporation's
            Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, and incorporated herein by this reference thereto).*
 10.9(ii)   Amendment No 1 to the Change of Control Agreement for Donald L.
            Glass dated March 15, 1999 (Filed as Exhibit 10.2 to the
            Corporation's Quarterly Report on Form 10-Q for the quarter ended
            July 1, 2000, and incorporated herein by this reference thereto).*
 10.9(iii)  Form of Change of Control Agreement. (1)*
 10.10(i)   Amended and Restated Receivables Purchase Agreement dated as of
            October 13, 1999, among G-P Receivables, Inc., as the Seller, and
            Georgia-Pacific Corporation, as the Collection Agent, and Canadian
            Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA
            (Chicago Office), as the Secondary Purchasers, and Canadian
            Imperial Bank of Commerce, as the Administrative Agent (Filed as
            Exhibit 10.11(i) to the Corporation's Annual Report on Form 10-K
            for the year ended January 1, 2000, and incorporated herein by this reference thereto).
 10.10(ii)  Amended and Restated Receivables Purchase Agreement dated as of
            October 13, 1999, among G-P Receivables, Inc., as the Seller, and
            Georgia-Pacific Corporation, as the Collection Agent, and Asset
            Securitization Cooperative Corporation, Corporate Asset Funding
            Company, Inc., and Falcon Asset Securitization Corporation, as the
            Purchasers, and Canadian Imperial Bank of Commerce, as the
            Administrative Agent (Filed as Exhibit 10.11(ii) to the
            Corporation's Annual Report on Form 10-K for the year ended January
            1, 2000, and incorporated herein by this reference thereto).
 10.11(i)   Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term
            Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation's
            Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, and incorporated herein by this reference thereto).*
 10.11(ii)  Amendment No. One to the Georgia-Pacific Group 1997 Long-Term
            Incentive Plan (Filed as Exhibit 10.12(ii) to the Corporation's
            Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by this reference thereto).*
 10.11(iii) Amendment No. Two to the Georgia-Pacific Group 1997 Long-Term
            Incentive Plan (Filed as Exhibit 10.12(iii) to the Corporation's
            Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by this reference thereto).*
 10.11(iv)  Amendment No. Three to the Georgia-Pacific Group 1997 Long-Term
            Incentive Plan. (1)*
 10.11(v)   Form of Revised Georgia-Pacific Group 1997 Long-Term Incentive Plan
            Option (Filed as Exhibit 10.1 to the Corporation's Quarterly Report
            on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by this reference thereto).*

 Number      Description
 ------      -----------
 10.11(vi)   Form of Revised Special Georgia-Pacific Group 1997 Long-Term
             Incentive Plan Option (Filed as Exhibit 10.2 to the Corporation's
             Quarterly Report on Form 10-Q for the quarter ended March 31,
             1998, and incorporated herein by this reference thereto).*
 10.11(vii)  Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan
             Performance Share Grant Agreement for the January 1, 1999 through
             December 31, 1999 Performance Period (January 28, 1999 Grant).
             (Filed as Exhibit 10.12(iv) to the Corporation's Annual Report on
             Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.11(viii) Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan
             Performance Share Grant Agreement for the January 1, 1999 through
             December 31, 2000 Performance Period (January 28, 1999 Grant).
             (Filed as Exhibit 10.12(v) to the Corporation's Annual Report on
             Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.11(ix)   Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan
             Performance Share Grant Agreement for the January 1, 1999 through
             December 31, 2001 Performance Period (January 28, 1999 Grant).
             (Filed as Exhibit 10.12(vi) to the Corporation's Annual Report on
             Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.11(x)    Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997
             Long-Term Incentive Plan Performance Share Grant Agreement for the
             January 1, 2001 through December 31, 2003 Performance Period
             (January 29, 2001 Grant). (1)*
 10.11(xi)   Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997
             Long-Term Incentive Plan Option (January 28, 1999 Grant). (Filed
             as Exhibit 10.12(vii) to the Corporation's Annual Report on Form
             10-K for the year ended December 31, 1998, and incorporated herein by this reference thereto).*
 10.11(xii)  Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997
             Long-Term Incentive Plan Option (January 21, 2000 Grant). (Filed
             as Exhibit 10.12(x) to the Corporation's Annual Report on Form 10-
             K for the year ended January 1, 2000, and incorporated here by this reference thereto).*
 10.11(xiii) Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997
             Long-Term Incentive Plan Performance Share Grant Agreement for the
             January 1, 2000 through December 31, 2002 Performance Period
             (January 21, 2000 Grant) (Filed as Exhibit 10.12(xi) to the
             Corporation's Annual Report on Form 10-K for the year ended
             January 1, 2000, and incorporated here by this reference
             thereto).*
 10.12(i)    Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive
             Plan (Filed as Exhibit 10.10(ii) to the Corporation's Amendment
             No. 2 to Registration Statement on Form S-4 as filed with the
             Commission on November 7, 1997, and incorporated herein by this reference thereto).*
 10.12(ii)   Amendment No. 1 to the Timber Group 1997 Long-Term Incentive Plan
             (Filed as Exhibit 10.13.(ii) to the Corporation's Annual Report on
             Form 10-K for the year ended January 1, 2000, and incorporated herein by this reference thereto).*
 10.12(iii)  Amendment No. 2 to the Timber Group 1997 Long-Term Incentive Plan
             (Filed as Exhibit 10.3 to the Corporation's Quarter Report on Form
             10-Q for the quarter ended July 18, 2000, and incorporated herein by this reference thereto).*
 10.12(iv)   Form of Revised Timber Group 1997 Long-Term Incentive Plan Option
             (Filed as Exhibit 10.3 to the Corporation's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by this reference thereto).*
 10.12(v)    Form of Timber Group 1997 Long-Term Incentive Plan Option (January
             21, 2000 Grant) (Filed as Exhibit 10.13(iv) to the Corporation's
             Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by this reference thereto).*
 10.13(i)    Fort James Corporation MIP Bonus Deferral Plan (Filed as Exhibit
             99.1 to Fort James Corporation's Registration Statement on Form S-
             8, File No. 333-66715, dated November 3, 1998, and incorporated herein by this reference thereto).

 Number         Description
 ------         -----------
 10.13(ii)      Fort James Supplemental Deferral Plan 1999, Amendment and
                Restatement. (1)*
 10.13(iii)     Fort James Corporation Stock Option Plan For Outside Directors,
                Amended and Restated as of February 18, 1999. (Filed as Exhibit
                99.6 to the Corporation's Registration Statement on Form S-8
                dated December 7, 2000, File No. 333-51442, and incorporated herein by this reference.)*

 10.13(iv)      Fort James Corporation 1996 Stock Incentive Plan, 1997
                Amendment and Restatement. (1)*
 10.13(v)       Fort James Corporation Split Dollar Life Insurance Plan
                (Effective date of January 1, 1998. (1)*
 10.13(vi)      Form of Fort James Corporation Restricted Stock Unit Award
                Agreement. (1)*
 10.13(vii)     Fort James Corporation Supplemental-Benefit Plan (Amended and
                Restated Effective January 1, 1999). (1)*
 10.13(viii)(a) Fort Howard Corporation Management Equity Plan. (Filed as
                Exhibit 10.H with the Fort Howard Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, Commission
                File No. 001-06901, and incorporated herein by this
                reference).*
 10.13(viii)(b) Amendment dated December 28, 1993 to the Fort Howard
                Corporation Management Equity Plan (Filed as Exhibit 10.9(A)
                with the Fort Howard Corporation's Annual Report on Form 10-K
                for the year ended December 31, 1993, Commission File No. 001-
                06901, and incorporated herein by this reference).*
 10.13(viii)(c) Amendment dated March 1, 1995 to the Fort Howard Corporation
                Management Equity Plan (Filed as Exhibit 10.9(B) with the Fort
                Howard Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 001-20473, and incorporated herein by this reference).*
 10.13(ix)(a)   Fort Howard Corporation 1995 Stock Incentive Plan (Filed as
                Exhibit 10.15 with the Fort Howard Corporation's No. 1 to
                Registration Statement on Form S-1, File No. 33-56573, dated
                February 8, 1995, and incorporated herein by this reference).*
 10.13(ix)(b)   Amendment No. 1 to Fort Howard Corporation 1995 Stock Incentive
                Plan (Filed as Exhibit 4.4 with the Fort Howard Corporation's
                Registration Statement on Form S-8, File No. 333-20959, dated
                February 3, 1997, and incorporated herein by this reference).*
 10.13(x)       James River Corporation of Virginia 1987 Stock Option Plan 1993
                Amendment and Restatement (Filed as Exhibit 10(j) to James
                River Corporation's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, Commission File No. 001-06901, and incorporated herein by this reference).*
 10.14          Agreement and Plan of Merger dated as of May 25, 1999, among
                Unisource Worldwide, Inc., Georgia-Pacific Corporation and
                Atlanta Acquisition Corp. (Filed as Exhibit 99(c)(1) to the
                Schedule 14D-1 of Atlanta Acquisition Corp. and Georgia-Pacific
                Corporation, and incorporated herein by this reference
                thereto).
 10.15          Joint Venture Agreement among Georgia- Pacific Corporation,
                Chesapeake Corporation, Wisconsin Tissue Mills Inc. and
                Georgia-Pacific Tissue, LLC, dated as of October 4, 1999 (Filed as Exhibit 10.15 to the Corporation's Annual Report on Form 10-
                K for the year ended January 1, 2000, and incorporated herein by this reference thereto).
 10.16          Operating Agreement of Georgia-Pacific Tissue, LLC, dated as of
                October 4, 1999, among Wisconsin Tissue Mills Inc. and Georgia-
                Pacific Corporation (Filed as Exhibit 10.16 to the
                Corporation's Annual Report on Form 10-K for the year ended
                January 1, 2000, and incorporated herein by this reference thereto).

 Number Description
 ------ -----------
 10.17  Agreement and Plan of Merger, dated as of July 16, 2000, among Georgia-
        Pacific Corporation, Fenres Acquisition Corp. and Fort James
        Corporation (Filed as Exhibit 2 to the Corporation's Form 8-K dated
        July 17, 2000, filed July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).
 10.18  Agreement and Plan of Merger, dated as of July 18, 2000, by and among
        Plum Creek Timber Company, Inc., a Delaware Corporation, Georgia-
        Pacific Corporation, a Georgia corporation and North American Timber
        Corp., NPI Timber, Inc., GNN Timber, Inc., LRFP Timber , Inc., and NPC
        Timber, Inc., each a Delaware corporation and a wholly owned subsidiary of Georgia-Pacific Corporation (Filed as Exhibit 2.1 to the
        Corporation's Form 8-K as filed with the Commission on July 20, 2000, and incorporated herein by this reference thereto).
 10.19  Voting Agreement and Consent dated as of July 18, 2000, by and among
        Plum Creek Timber Company, Inc., a Delaware corporation, Georgia-
        Pacific Corporation, a Georgia corporation and each of the security holders party thereto (Filed as Exhibit 9.1 to the Corporation's Form
        8-K as filed with the Commission on July 20, 2000, and incorporated herein by this reference thereto).
 10.20  Credit Agreement (Multi-Year Revolving Credit Facility), dated as of
        November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent and Issuing Bank, and Merrill
        Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as
        Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch
        Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book
        Managers and Lead Arrangers. (1)
 10.21  Credit Agreement (18-Month Revolving Credit Facility), dated as of
        November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital
        Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication
        Agents, Banc of America Securities LLC, Merrill Lynch Capital
        Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers
        and Lead Arrangers. (1)

 10.22  Credit Agreement (Asset Disposition Bridge Facility), dated as of
        November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital
        Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication
        Agents, Banc of America Securities LLC, Merrill Lynch Capital
        Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers. (1)
 10.23  Credit Agreement (Capital Markets Bridge Facility), dated as of
        November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital
        Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication
        Agents, Banc of America Securities LLC, Merrill Lynch Capital
        Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers. (1)
 10.24  Credit Agreement (Timber Disposition Bridge Facility), dated as of
        November 3, 2000, among North American Timber Corp., the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital
        Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication
        Agents, Banc of America Securities LLC, Merrill Lynch Capital
        Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers. (1)
 10.25  Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Multi-Year
        Revolving Credit Facility) (included as 7.01(c) to Exhibit 10.21).
 10.26  Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (18-Month
        Revolving Credit Facility) (included as 6.01(c) to Exhibit 10.22).
 10.27  Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Asset
        Disposition Bridge Facility) (included as 6.01(c) to Exhibit 10.23).
 10.28  Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Capital
        Markets Bridge Facility) (included as 6.01(c) to Exhibit 10.24).

 Number   Description
 ------   -----------
 10.29    Georgia-Pacific Group 2000 Employee Stock Purchase Plan. (Filed as
          Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the
          year ended January 1, 2000, and incorporated herein by this reference thereto).
 10.30    The Timber Company 2000 Employee Stock Purchase Plan. (Filed as
          Exhibit 10.22 to the Corporation's Annual Report on Form 10-K for the
          year ended January 1, 2000, and incorporated herein by this reference thereto).
 10.31    Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan. (Filed
          as Exhibit 10.23 to the Corporation's Annual Report on Form 10-K for
          the year ended January 1, 2000, and incorporated herein by this reference thereto).
 10.32    Securities Purchase Agreement, dated as of January 21, 2001, among
          Georgia-Pacific Corporation, as seller, Georgia-Pacific Finance, LLC,
          Svenska Cellulosa Aktiebolaget SCA (publ), and SCA Tissue, Inc. (1)
 10.33    Form of Master Timber Agreement between North American Timber
          Corporation, LRFP Timber, Inc., NPTC Timber Inc., GNN Timber, Inc.,
          and GPW Timber, Inc., and Georgia-Pacific Corporation--Georgia-
          Pacific Group). (1)

 10.34(a) Fort Howard Corporation Management Equity Participation Agreement
          (Filed as Exhibit 10.9 to Amendment No. 2 to Fort Howard
          Corporation's Registration Statement on Form S-1 dated October 25,
          1988, File No. 33-23826, and incorporated herein by this reference thereto).*

 10.34(b) Letter Agreement dated June 27, 1990 modifying the Fort Howard
          Corporation Amended and Restated Management Equity Participation
          Agreement (Filed as Exhibit 10.V with the Fort Howard Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1990,
          Commission File No. 001-06901, and incorporated herein by this reference thereto).*

 10.34(c) Letter Agreement dated July 31, 1990 modifying the Fort Howard
          Corporation Amended and Restated Management Equity Participation
          Agreement (Filed as Exhibit 10.W with the Fort Howard Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1990,
          Commission File No. 001-06901, and incorporated herein by this reference thereto).*

 10.34(d) Letter Agreement dated February 7, 1991 modifying the Fort Howard
          Corporation Amended and Restated Management Equity Participation
          Agreement (Filed as Exhibit 10.GG with the Fort Howard Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1990,
          Commission File No. 001-06901, and incorporated herein by this reference thereto).*

 10.34(e) Letter Agreement dated February 7, 1991 modifying the Fort Howard
          Corporation Amended and Restated Management Equity Participation
          Agreement (Filed as Exhibit 10.HH with the Fort Howard Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1990,
          Commission File No. 001-06901, and incorporated herein by this reference thereto).*

 10.34(f) Letter Agreement dated December 28, 1993 modifying the Fort Howard
          Corporation Amended and Restated Management Equity Participation
          Agreement (Filed as Exhibit 4.3(f) with the Fort Howard Corporation's
          Registration Statement on Form S-8 dated September 29, 1995,
          Commission File No. 33-63099, and incorporated herein by this reference thereto).*

 10.34(g) Letter Agreement dated March 1, 1995 modifying the Fort Howard
          Corporation Amended and Restated Management Equity Participation
          Agreement (Filed as Exhibit 10.8(F) with the Fort Howard
          Corporation's Annual Report on Form 10-K for the year ended December
          31, 1994, Commission File No. 000-20473, and incorporated herein by this reference thereto).*
 12       Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

 Number Description
 ------ -----------
  21    Subsidiaries. (1)
  23    Consent of Independent Public Accountants. (1)
  99.1  Properties. (1)

--------
*  Compensatory plan or arrangement.
(1) Filed via EDGAR