Form 10-Q
period 2001-03-31
GEORGIA PACIFIC CORP
filed 2001-05-02
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

or

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
(404) 652 - 4000
(Telephone Number of Registrant)
-------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes      X                No

As of the close of business on April 30, 2001, Georgia-Pacific Corporation had 225,915,912 shares of Georgia-Pacific Group Common Stock outstanding and 80,607,630 shares of The Timber Company Common Stock outstanding.


PART I - FINANCIAL INFORMATION
-------------------------------------------

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Quarter ----------------------------
(In millions, except per share amounts)	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,365	$ 5,564
----------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation, depletion and cost of timber harvested shown below	4,951	4,170
Selling and distribution	525	368
Depreciation, depletion, amortization and cost of timber harvested	395	265
General and administrative	318	239
Interest	321	145
----------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,510	5,187
----------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, extraordinary item and accounting change	(145)	377
Benefit (provision) for income taxes	31	(143)
-----------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(114)	234
Extraordinary loss from early retirement of debt, net of taxes	(12)	-
Cumulative effect of accounting change, net of taxes	11	-
-----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (115)	$ 234
=====================================================================================
Georgia-Pacific Group
(Loss) income before extraordinary item and accounting change	$ (136)	$ 194
Extraordinary loss, net of taxes	(12)	-
Cumulative effect of accounting change, net of taxes	11	-
-----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (137)	$ 194
-----------------------------------------------------------------------------------------------------------------------------------------------------
Basic per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.13
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
-----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.13
-----------------------------------------------------------------------------------------------------------------------------------------------------


Diluted per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.11
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
-----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.11
-----------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding:
Basic	225.4	171.8
Diluted	225.4	174.8
=====================================================================================
The Timber Company
Net income	$ 22	$ 40
Basic and diluted net income per common share	$ 0.27	$ 0.49
-----------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding:
Basic	80.4	82.3
Diluted	81.2	82.5
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities Net (loss) income	$ (115)	$ 234
Adjustments to reconcile net income to cash provided by operations:
Cumulative effect of accounting change, net of taxes	(11)	-
Depreciation, depletion and amortization	362	226
Deferred income taxes	8	(4)
Loss (gain) on disposal of assets, net	41	(34)
Change in working capital	(137)	(183)
Other	35	27
----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	183	266
----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(192)	(182)
Timber and timberland purchases	(37)	(59)
Acquisitions	(71)	(1)
Net proceeds from sales of assets	605	25
Other	(19)	(7)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	286	(224)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Repayments of long-term debt	(837)	(21)
Additions to long-term debt	1,272	10
Fees paid to issue debt	(15)	-
Net (decrease) increase in short-term debt	(867)	73
Stock repurchases	-	(71)
Cash dividends paid	(48)	(42)
Proceeds from option plan exercises	29	3
----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(466)	(48)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	3	(6)
Balance at beginning of period	40	25
----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 43	$ 19
========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	March 31, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash	$ 43	$ 40
Receivables, less allowances of $35 and $34, respectively	2,697	2,705
Inventories	2,839	2,895
Deferred income tax assets	182	176
Other current assets	481	472
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	6,242	6,288
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands, net	1,296	1,293
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost	20,645	21,223
Accumulated depreciation	(9,572)	(9,421)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	11,073	11,802
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	9,047	8,985
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,429	2,514
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 30,087	$ 30,882
=========================================================================================


CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries

(In millions, except shares and per share amounts)	March 31, 2001	December 30, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Bank overdrafts, net	$ 219	$ 293
Commercial paper and other short-term notes	1,902	2,695
Current portion of long-term debt	257	232
Accounts payable	1,522	1,520
Accrued compensation	292	436
Other current liabilities	1,036	906
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,228	6,082
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	13,023	12,627
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	3,053	3,027
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	2,366	2,561
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Shareholders' equity Common stock	183	182
Georgia-Pacific Group, par value $.80; 400,000,000 shares authorized; 225,393,000 and 224,844,000 shares issued
The Timber Company, par value $.80; 250,000,000 shares authorized; 94,814,000 and 94,571,000 shares issued
Treasury stock, at cost	(330)	(330)
14,387,000 shares of The Timber Company common stock
Additional paid-in capital	2,464	2,427
Retained earnings	3,300	3,463
Long-term incentive plan deferred compensation	(4)	(4)
Accumulated other comprehensive loss	(59)	(16)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	5,554	5,722
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 30,087	$ 30,882
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2001	2000
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (115)	$ 234
Other comprehensive income (loss) before tax: Foreign currency translation adjustments Derivative instruments Minimum pension liability adjustment	(26) (30) 1	(1) - -
Income tax expense related to items of other comprehensive income	12	-
--------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income	$ (158)	$ 233
=======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
March 31, 2001
1.

PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the fiscal year ended December 30, 2000.

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses. The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company", respectively. The Georgia-Pacific Group's and The Timber Company's combined financial information is presented in Note 12.

During the fourth quarter of 2000, the Corporation implemented EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that entities disclose costs incurred related to shipping and handling that are not included in cost of sales. The Corporation currently classifies certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $187 million and $116 million for the first quarter ended March 31, 2001 and April 1, 2000, respectively.

2.

PROVISION FOR INCOME TAXES. The effective tax rate used to calculate the benefit (provision) for income taxes was 21% in 2001 and 38% in 2000. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions. In 2000, the effective tax rate differed from the statutory rate, primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.


3.

EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units"). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 2001 and 2000.

	First Quarter ------------------------------------
(In millions, except per share amounts)	2001	2000
-----------------------------------------------------------------------------------------------------------------------------------------------------
	Georgia-Pacific Group
-----------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) income available to shareholders (numerator):
(Loss) income before extraordinary item and accounting change	$ (136)	$ 194
Extraordinary loss, net of taxes	(12)	-
Cumulative effect of accounting change	11	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (137)	$ 194
=====================================================================================
Shares (denominator): Average shares outstanding	225.4	171.8
Dilutive securities: Options	-	3.0
----------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	225.4	174.8
=====================================================================================
Basic per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.13
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.13
----------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.11
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
-----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.11
=====================================================================================


	The Timber Company
---------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to shareholders (numerator):
Net income	$ 22	$ 40
====================================================================================
Shares (denominator): Average shares outstanding	80.4	82.3
Dilutive securities: Options	0.8	0.2
---------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	81.2	82.5
====================================================================================
Basic and diluted per share amounts
Net income	$ 0.27	$ 0.49
====================================================================================

4.

SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

	First quarter -----------------------------------------
(In millions)	2001	2000
---------------------------------------------------------------------------------------------------------------------------------------------------

Total interest costs	$ 323	$ 147
Interest capitalized	(2)	(2)
---------------------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 321	$ 145
====================================================================================
Interest paid	$ 303	$ 114
====================================================================================
Income tax (refunds received) paid, net	$ (82)	$ 27
====================================================================================

5.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	March 31, 2001	December 30, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials	$ 597	$ 655
Finished goods	1,873	1,868
Supplies	538	550
LIFO reserve	(169)	(178)
---------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,839	$ 2,895
====================================================================================

6.

DIVESTITURES, ACQUISITIONS AND UNUSUAL ITEMS. On March 30, 2001, the Corporation announced that it will permanently close its pulp mill and associated chemical plant at Bellingham, Washington. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded liabilities totaling approximately $57 million for the write-off of assets, approximately $13 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closure costs. Of the $82 million total liability, $78 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. None of the reserves were used as of March 31, 2001.

o

During the first quarter of 2001, the Corporation acquired the remaining ownership of two chemical joint ventures for approximately $26 million. The results of operations of these chemical businesses were consolidated with those of the Corporation beginning in February 2001. The Corporation has accounted for these acquisitions using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

o

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation ("Fort James") for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through March 31, 2001, the Corporation paid approximately $6,185 million in cash and issued approximately 53.9 million shares of Georgia-Pacific Group common stock valued at $1,484 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the announcement of the Fort James acquisition). The Corporation expects to pay an additional $10 million in cash and issue approximately 91,000 shares valued at $3 million for Fort James common stock that had not been tendered as of March 31, 2001. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

Fort James' results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. The Corporation has accounted for this business combination using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of March 31, 2001, and is subject to change pending finalization of studies of fair value and the finalization of management's plans to restructure certain operations. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of net cash paid for the Fort James acquisition as of March 31, 2001 is summarized as follows:


In millions
===============================================================
Current assets Property, plant and equipment Other noncurrent assets Goodwill Liabilities Common stock issued and value of stock options Converted	$ 1,749 4,630 801 6,779 (6,173) (1,601)
---------------------------------------------------------------------------------------------------------------
Net cash paid for Fort James	$ 6,185
===============================================================

In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $53 million for employee termination costs relating to approximately 520 hourly and salaried employees. During 2000, no employees were terminated and none of this reserve was used. During 2001, approximately 65 employees were terminated and approximately $16 million of the reserve was used to pay termination benefits. The Corporation has not finalized its plans for manufacturing and distribution activities. Finalization of these plans may result in additional liabilities recorded as part of the purchase price or charges to earnings. The following table provides a rollforward of the employee separation reserve from December 30, 2000 through March 31, 2001:

In millions Type of Cost	Balance Dec. 30, 2000	Additions	Usage	Reversal of Reserves	Balance March 31, 2001
--------------------------------------------------------------------------------------------------------------------------------------------------
Employee separation	$ 30	$ 23	$ (16)	$ -	$ 37
===================================================================================

The following unaudited pro forma financial data has been prepared assuming that the acquisition of Fort James and related financings were consummated on January 2, 2000. This pro forma financial data is presented for informational purposes and is not indicative of the operating results that would have occurred had the acquisition been consummated on January 2, 2000, nor does it include adjustments for expected synergies, cost savings or consistent application of accounting methods. Accordingly, this pro forma data is not necessarily indicative of future operations.


Quarter Ended
April 1,
In millions, except per share amounts	2000 Pro forma
----------------------------------------------------------------------------------------------
Georgia-Pacific Corporation:
Net sales	$ 7,192
(Loss) income before extraordinary item and accounting change	220
Net (loss) income	220
Georgia-Pacific Group data:
Net sales	7,154
(Loss) income before extraordinary item and accounting change	180
Net (loss) income	180
Basic per share from (loss) income before
extraordinary item and accounting change	0.80
Diluted per share from (loss) income before
extraordinary item and accounting change	0.79
Basic (loss) earnings per share	0.80
Diluted (loss) earnings per share	0.79
========================================================
The Timber Company's results of operations are not impacted by the Fort James transaction.
o

In connection with the acquisition of Fort James and pursuant to a consent decree with the U. S. Department of Justice, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million . The sale was completed on March 2, 2001, with net proceeds of approximately $582 million used to repay debt.

o

During 2000, the Corporation announced the closure of the Grand Rapids East, Mich., gypsum plant and the Kalamazoo, Mich., paper mill. In connection with these closures, the Corporation recorded a charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly positions, $25 million for the write-off of assets and $12 million for facility closing costs. During 2000, approximately 284 employees were terminated and an additional 34 employees were terminated during the first quarter of 2001. The following table provides information related to these charges:


In millions Type of Cost	Liability Balance at Dec. 30, 2000	Usage	Liability Balance at March 31, 2000
=====================================================================
Write-off of assets Employee separation Facility closing costs	$ 2 7 10	$ - (5) -	$ 2 2 10
-------------------------------------------------------------------------------------------------------------------------
Total	$ 19	$ (5)	$ 14
=====================================================================

o

During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.4 million ($15.3 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

o

Also during the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation will retain a 52% interest in the joint venture. This investment in the joint venture is accounted for under the equity method.

o

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek Timber Company ("Plum Creek"). Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption by Plum Creek of approximately $621 million of debt allocated to The Timber Company, is valued at approximately $3.6 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, receipt of a ruling from the Internal Revenue Service (the "Service") that the transaction will be tax-free to the Corporation and to the shareholders of The Timber Company, and receipt of an opinion from counsel that the merger will qualify as a tax-free reorganization. The transaction is also subject to the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved.

While discussions with the Service continue, it is uncertain whether the Service will issue the requested ruling. In the event that such a ruling is not issued, the Corporation will continue discussions with Plum Creek to determine if an acceptable alternate structure is feasible. In the event no such alternate structure is agreed upon, The Timber Company will be spun off to its shareholders, which will result in it being an independent, publicly-traded company.

o

In connection with the acquisition of Unisource Worldwide, Inc. ("Unisource") at the end of the second quarter of 1999, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. The balance of these restructuring reserves at December 30, 2000 was $8 million. During 2001, approximately 151 employees were terminated as part of this program. The following table provides a rollforward of the reserve for restructuring from December 30, 2000 through March 31, 2001:


In millions Type of Cost	Balance Dec. 30, 2000	Additions	Usage	Reversal of Reserves	Balance March 31, 2001
===================================================================================
Employee separation Facility closing costs	$ 3 5	$ - -	$ (2) (2)	$ - -	$ 1 3
-------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 8	$ -	$ (4)	$ -	$ 4
===================================================================================

7.

DEBT. At March 31, 2001, the Corporation's debt was $15.40 billion, $14.78 billion of which was allocated to the Georgia-Pacific Group and $621 million of which was allocated to The Timber Company. The debt allocated to each group bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At March 31, 2001, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 6.89% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities.

During the first quarter of 2001, the Corporation increased its accounts receivable secured borrowing program to $800 million and extended the program through October 2001. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$70 million of certain eligible Canadian accounts receivable. The Corporation increased the Canadian accounts receivable secured borrowing program to CN$95 million in the first quarter of 2001. The U.S. agreement expires in October 2001 and the Canadian agreement expires in May 2004. At March 31, 2001, approximately $860 million was outstanding under the Corporation's accounts receivable secured borrowing programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes", respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On March 15, 2001, the Corporation amended the restrictive covenants under its unsecured revolving credit facility (the "credit facility"). These amendments included increasing the maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) to 4.50 to 1.00 on March 31, 2001; 4.75 to 1.00 on June 30, 2001; 4.50 to 1.00 on September 29, 2001 and December 29, 2001; 4.25 to 1.00 on March 30, 2002; 4.00 to 1.00 on June 29, 2002 and thereafter. The restrictive covenants also require a minimum net worth that will change on a quarterly basis. The Corporation was in compliance with its debt covenants as of March 31, 2001. As of March 31, 2001, the temporary credit facility totaled $5,400 million with terms ranging from 6 to 18 months and the permanent credit facility totaled $3,750 million with a term of 5 years. As of March 31, 2001, $1,404 million of committed credit was available in excess of all borrowings outstanding under or supported by these credit facilities.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011. The Corporation recorded an after-tax extraordinary loss of approximately $12 million related to this redemption during the 2001 first quarter, which was allocated to Georgia-Pacific Group. In addition, the Corporation had $300 million of swaps terminate on March 15, 2001 and $55 million of its 9.25% Senior Notes Due March 15, 2001 mature.


In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1,500 million of floating rate obligations into fixed rate obligations. At March 31, 2001, the weighted average interest rate was 5.6% for the fixed rate obligations with an average effective interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately 1.2 years as of March 31, 2001.

8.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Corporation designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. The Corporation engages primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive (loss) income. The Corporation also participates in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of the European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. The changes in fair value of the hedge in the net investment of the European operations are recorded in accumulated other comprehensive (loss) income.

The Corporation formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Corporation formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

o

Cash Flow Hedges: The Corporation uses interest rate swap and foreign currency exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate and foreign currency fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $1,957 million at March 31, 2001.

The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes short-term foreign exchange contracts. As of March 31, 2001, the Corporation had outstanding foreign exchange contracts with notional amounts of $14 million to hedge firm and anticipated purchase commitments and firm sales commitments denominated in foreign currencies. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations.

The Corporation also utilizes swap agreements to manage and reduce the risk inherent in market value fluctuations of certain commodities. These commodity swap agreements are designated as hedges of forecasted transactions included in fixed price sales contracts with customers. Amounts paid or received under these arrangements are recognized as adjustments to net sales. As of March 31, 2001, the Corporation had outstanding commodity swap cash flow hedges with notional amounts of $2.6 million with maturity periods of 2 months to 5 years.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive (loss) income. As of March 31, 2001, approximately $2 million of deferred gains on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months.

o

Hedge of the net investment in a foreign operation: At March 31, 2001, the Corporation had outstanding approximately $228 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

o

Non-designated/ineffective derivative instruments: The Corporation has certain derivative instruments that have been assessed as ineffective hedges or do not qualify for hedge accounting in accordance with SFAS No. 133. Certain commodity swap agreements have been assessed as ineffective due to the variance between the fixed price portion of the swap agreement and the fixed price offered to the customer. The fair value of these contracts at December 31, 2000 was $1.3 million (pre-tax) and is included in the cumulative effect of accounting change.

The Corporation also has two foreign currency interest rate swap agreements that were assumed as a result of the acquisition of Fort James. These agreements do not qualify for hedge accounting. Included in the cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements.

During 2000, the Corporation entered into a derivative agreement in connection with the sale of certain containerboard and packaging assets whereby the Corporation has guaranteed a certain margin on the buyer's production. This derivative agreement expires in 2005. This agreement does not qualify for hedge accounting because the buyer's production does not qualify as a hedged item in accordance with SFAS No. 133. The Corporation also entered into certain commodity swap agreements to offset the gain on the aforementioned derivative agreement. The net fair value of these derivative agreements was $17.3 million (pre-tax) at December 31, 2000 and is included in the cumulative effect of accounting change.

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors . Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management's policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

9.

LONG-TERM APPRECIATION PLAN. The Corporation reserved 2,600,000 stock appreciation rights ("SAR") for issuance under the 2001 Long-Term Appreciation Plan (the "LTAP"). The LTAP provides for the granting of SAR units to key employees of the Corporation. During the first quarter of 2001, the Corporation issued 1.4 million SAR units under the LTAP with at an exercise price of $29.47 per unit. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. These SAR units vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. As of March 31, 2000 no compensation expense was recorded.

10.

SHARE REPURCHASES. In November of 2000, the Corporation acquired Fort James (see Note 6). Through March 31, 2001, the Corporation has issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.4 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of March 31, 2001. Effective with the agreement to dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of The Timber Company Stock.

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

The Corporation is involved in environmental remediation activities at approximately 189 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 46% are being investigated, approximately 28% are being remediated and approximately 26% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $154 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' financial condition and probable contribution on a per site basis.

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


however, the Corporation is still negotiating a final closing agreement with the State of Michigan. Fort James is not a signatory to the Administrative Order on Consent.
 A draft Remedial Investigation/ Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other potentially responsible parties ("PRPs"), including Fort James Corporation. The PRPs' draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. The cost for these remedial options ranges from $0 to $2.5 billion. The PRPs' draft RI/FS recommends a remedy involving stabilization of over twenty miles of river bank and long term monitoring of the river bed. However, the State of Michigan has asked for additional possible remedies. The total cost for the PRPs' recommended remedy is approximately $73 million.

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

The Corporation is currently defending the claims of approximately 53,489 such plaintiffs as of December 31, 2000, and anticipates that additional claims will be filed against it over the next several years. The number of claims filed against the Corporation, and the average cost of resolving such claims, has increased somewhat over the last three years. The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. Substantially all of the amounts it has paid to date to defend and resolve these cases have been covered by product liability insurance. The Corporation has agreements with its insurers to utilize insurance in amounts which it believes are adequate to cover substantially all of the defense costs and liabilities for currently pending cases, as well as the reasonably


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

On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. (GPR), a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. Virtually all activity in this case has been stayed pending a decision on a motion by plaintiffs for reconsideration of a case management order issued by the court. The Corporation has denied the material allegations of this lawsuit. While it is premature to evaluate the claims asserted in this lawsuit, the Corporation believes it has meritorious defenses. Prior to the filing of the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and were being reviewed and resolved on a case-by-case basis. On January 12, 2000, five plaintiffs, including one of the class representatives in the state class action, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law. This suit alleges violations of these federal laws and certain state laws regarding the form and substance of the defendants reporting of emissions and alleged violations of permitting requirements under certain regulations issued under the Clean Air Act. This suit seeks civil penalties of $25,000 per day, per violation, an injunction to force the defendants to comply with these laws and regulations and other relief. The defendants have denied the material allegations of the complaint. While it is premature to completely evaluate these claims, the Corporation believes it has meritorious defenses.

In August 1995, Fort James, now a wholly-owned subsidiary of the Corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc., ("CV") (a wholly-owned subsidiary of Fort James) and CV's subsidiary Crown Paper Co. ("CP"). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to FJ in payment for the transferred assets and other consideration. CV also issued to Fort James a pay-in-kind note with a face amount of $100 million. CV shares were then spun off to the Fort James shareholders and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2001 CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP caused those companies to become insolvent, and therefore that the transfer of such assets was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies.


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

12.

SELECTED FINANCIAL DATA. The following combined financial information includes the accounts of Georgia-Pacific Group. All significant intragroup balances and transactions are eliminated in combination. Transactions with The Timber Company are not eliminated.


COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions, except per share amounts)	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,323	$ 5,526
----------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation, amortization and cost of timber harvested shown below The Timber Company	17	19
Third parties	4,926	4,159
----------------------------------------------------------------------------------------------------------------------------------------------------
Total cost of sales	4,943	4,178
Selling and distribution	525	368
Depreciation, amortization and cost of timber harvested The Timber Company	29	45
Third parties	388	258
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total depreciation, amortization and cost of timber harvested	417	303
General and administrative	309	230
Interest	310	135
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,504	5,214
-----------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, extraordinary item and accounting change	(181)	312
Benefit (provision) for income taxes	45	(118)
-----------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(136)	194
Extraordinary loss from early retirement of debt, net of taxes	(12)	-
Cumulative effect of accounting change, net of taxes	11	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (137)	$ 194
=====================================================================================
Basic per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.13
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.13
----------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.11
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.11
=====================================================================================
Average number of shares outstanding: Basic	225.4	171.8
Diluted	225.4	174.8
=====================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions)	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income	$ (137)	$ 194
Adjustments to reconcile net income to cash provided by operations:
Cumulative effect of accounting change, net of taxes	(11)	-
Depreciation and amortization	355	219
Cost of timber harvested - The Timber Company	29	45
Cost of timber harvested - Third Parties	33	39
Change in working capital	(134)	(202)
Change in other assets and other long-term liabilities	8	(15)
Other	48	(30)
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	191	250
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(191)	(181)
Timber purchases from The Timber Company	(48)	(45)
Timber contract purchases from third parties	(25)	(46)
Acquisitions	(71)	(1)
Net proceeds from sales of assets	603	21
Other	(19)	(1)
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	249	(253)
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
(Repayments of) additions to debt	(413)	65
Common stock repurchased	-	(50)
Cash dividends paid	(28)	(21)
Fees paid to issue debt	(15)	-
Proceeds from option plan exercises	19	3
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(437)	(3)
----------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	3	(6)
Balance at beginning of period	40	25
----------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 43	$ 19
=====================================================================================


COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
(In millions)	March 31, 2001	December 30, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash	$ 43	$ 40
Receivables, less allowances of $35 and $34, respectively	2,696	2,704
Inventories	2,837	2,893
Deferred income tax assets	182	176
Other current assets	468	449
---------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	6,226	6,262
---------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
Land, building, machinery and equipment, at cost	20,582	21,162
Accumulated depreciation	(9,527)	(9,378)
---------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	11,055	11,784
---------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	9,047	8,985
---------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,161	2,242
---------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 28,489	$ 29,273
====================================================================================


COMBINED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation--Georgia-Pacific Group
(In millions)	March 31, 2001	December 30, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARENT'S EQUITY
Current liabilities
Short-term debt	$ 2,282	$ 2,852
Accounts payable	1,516	1,515
Accrued compensation	290	430
Other current liabilities	1,016	879
---------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,104	5,676
---------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	12,498	12,355
---------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
---------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,674	2,647
---------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,954	2,155
---------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	5,396	5,577
---------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 28,489	$ 29,273
====================================================================================

COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions)	2001	2000
---------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ (137)	$ 194
Other comprehensive income (loss) before tax: Foreign currency translation adjustments Derivative instruments Minimum pension liability	(26) (30) 1	(1) - -
Income tax benefit related to items of other comprehensive income	12	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income	$ (180)	$ 193
====================================================================================


The following combined financial information includes the accounts of The Timber Company. All significant intracompany balances and transactions are eliminated in combination. Transactions with the Georgia-Pacific Group are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--The Timber Company
	First Quarter --------------------------------------
(In millions, except per share amounts)	2001	2000
------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales
Timber-Georgia-Pacific Group	$ 46	$ 64
Timber-third parties
Delivered	13	8
Stumpage	25	28
Other	7	2
------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	91	102
------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation and Depletion	28	11
Depreciation and depletion	7	7
General and administrative	9	9
Interest	11	10
------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	55	37
------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes	36	65
Provision for income taxes	14	25
------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 22	$ 40
======================================================================================
Basic and diluted per share:
Net income	$ 0.27	$ 0.49
======================================================================================
Average number of shares outstanding: Basic	80.4	82.3
Diluted	81.2	82.5
======================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--The Timber Company
	First Quarter --------------------------------------
(In millions)	2001	2000
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operations
Net income	$ 22	$ 40
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	7	7
Deferred income taxes	6	2
Gain on sales of assets	(4)	(10)
Change in other assets and other liabilities	9	22
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	40	61
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(1)	(1)
Timber and timberlands purchases	(12)	(13)
Proceeds from sales of assets	2	4
Other	-	(6)
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(11)	(16)
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Share repurchases	-	(21)
Proceeds from option plan exercises	10	-
Repayments of long-term debt	(19)	(3)
Cash dividends paid	(20)	(21)
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(29)	(45)
---------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash	-	-
Balance at beginning of period	-	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ -	$ -
====================================================================================


COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--The Timber Company
(In millions)	March 31 2001	December 30 2000
---------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Timber and timberlands
Timberlands	$ 333	$ 324
Fee timber	536	531
Reforestation	311	301
Other	51	64
---------------------------------------------------------------------------------------------------------------------------------------------------
Total timber and timberlands	1,231	1,220
---------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation of $45 and $43, respectively	18	18
---------------------------------------------------------------------------------------------------------------------------------------------------
Note receivable	352	352
---------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	27	29
---------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 1,628	$ 1,619
====================================================================================

LIABILITIES AND PARENT'S EQUITY
Debt	$ 621	$ 640
---------------------------------------------------------------------------------------------------------------------------------------------------
Other liabilities	437	428
---------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	412	406
---------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities	1,470	1,474
---------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	158	145
---------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 1,628	$ 1,619
====================================================================================

COMPREHENSIVE INCOME. The Timber Company's total comprehensive income for the first quarter of 2001 and 2000 was $22 million and $40 million, respectively. Other comprehensive income was insignificant for The Timber Company during each of the first quarters of 2001 and 2000.


13.

CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James because the securities are fully and unconditionally guaranteed by the Corporation and certain subsidiaries:

CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================
Net sales	$ 4,809	$ 1,514	$ 91	$ (49)	$ 6,365
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation, depletion, amortization and cost of timber harvested shown below	3,948	995	28	(20)	4,951
Selling and distribution	375	150	-	-	525
Depreciation, depletion, amortization and cost of timber harvested	264	153	7	(29)	395
General and administrative	234	75	9	-	318
Interest	243	67	11	-	321
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,064	1,440	55	(49)	6,510
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, extraordinary item and accounting change	(255)	74	36	-	(145)
Benefit (provision) for income taxes	86	41	14		(31)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(169)	33	22	-	(114)
Extraordinary loss from early retirement of debt, net of taxes	(12)	-	-	-	(12)
Cumulative effect of accounting change, net of taxes	11	-	-	-	11
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (170)	$ 33	$ 22	$ -	$ (115)
=================================================================================================


CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================
Cash provided by (used for) operations	$ 235	$ (44)	$ 40	$ (48)	$ 183
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(112)	(79)	(1)	-	(192)
Timber and timberlands purchases	(73)	-	(12)	48	(37)
Acquisitions	(26)	(45)	-	-	(71)
Proceeds from sales of assets	602	1	2	-	605
Other	(48)	29	-	-	(19)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	343	(94)	(11)	48	286
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net decrease in debt	(49)	(379)	(19)	-	(447)
Net change in intercompany payable	(516)	516	-	-	-
Proceeds from option plan exercises	19	-	10	-	29
Cash dividends paid	(28)	-	(20)	-	(48)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(574)	137	(29)	-	(466)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	4	(1)	-	-	3
Balance at beginning of year	32	8	-	-	40
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 36	$ 7	$ -	$ -	$ 43
=================================================================================================


CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================
Assets
Current assets
Cash	$ 36	$ 7	$ -	$ -	$ 43
Receivables, less allowances	2,004	692	1	-	2,697
Inventories	1,935	902	2	-	2,839
Deferred income tax assets	174	8	-	-	182
Other current assets	81	387	13	-	481
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,230	1,996	16	-	6,242
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands	95	-	1,231	(30)	1,296
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	6,438	4,617	18	-	11,073
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,315	6,732	-	-	9,047
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,493	573	363	-	2,429
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 14,571	$ 13,918	$ 1,628	$ (30)	$ 30,087
=================================================================================================


CONSOLIDATING BALANCE SHEET (continued)
AS OF MARCH 31, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$ 2,093	$ 189	$ -	$ 96	$ 2,378
Accounts payable	1,006	510	6		1,522
Other current liabilities	740	566	52	(30)	1,328
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,839	1,265	58	66	5,228
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	10,718	1,780	621	(96)	13,023
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	-	863
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,102	1,572	379	-	3,053
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,847	107	412	-	2,366
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany	(9,886)	9,151	735	-	-
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	6,088	43	(577)	-	5,554
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 14,571	$ 13,918	$ 1,628	$ (30)	$ 30,087
=================================================================================================


14.

SUBSEQUENT EVENT. On April 30, the Corporation announced that it had signed a letter of intent to sell a portion of the Corporation's pulp and paper manufacturing assets to Domtar Inc. The assets involved in this sale are the Corporation's stand-alone uncoated free sheet paper mills at Ashdown, Arkansas, Woodland, Maine, and Nekoosa and Port Edwards, Wisconsin, as well as the associated pulp facilities at Ashdown and Woodland. The sale, which is contingent upon the completion of due diligence, execution of a definitive asset purchase agreement and receipt of necessary regulatory approvals, is expected to be completed in the second quarter of 2001. The Corporation intends to use the net proceeds of a sale of those facilities to repay debt.

15.

OPERATING SEGMENT INFORMATION. The Corporation has five reportable operating segments: building products, timber, containerboard and packaging, bleached pulp and paper, and consumer products. The following represents selected operating data for each reportable segment for the three months ended March 31, 2001 and April 1, 2000.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	First Quarter 2001		First Quarter 2000
----------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products	$ 1,581	25%	$ 2,133	38%
Timber	45	1	38	1
Containerboard and packaging	612	9	658	12
Bleached pulp and paper	2,211	35	2,251	40
Consumer products	1,918	30	483	9
Other[1]	(2)	-	1	-
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 6,365	100%	$ 5,564	100%
=======================================================================================
INTERSEGMENT SALES Building products	$ 181		$ 195
Timber	46		64
Containerboard and packaging	26		19
Bleached pulp and paper	16		5
Consumer products	37		11
Other[2]	(306)		(294)
----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===========================================================================================
TOTAL NET SALES Building products	$ 1,762	28%	$ 2,328	42%
Timber	91	1	102	2
Containerboard and packaging	638	10	677	12
Bleached pulp and paper	2,227	35	2,256	40
Consumer products	1,955	31	494	9
Other[2]	(308)	(5)	(293)	(5)
----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 6,365	100%	$ 5,564	100%
===========================================================================================

1Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment)   and reflected as a reduction to cost of sales on a consolidated basis.
2Includes elimination of intersegment sales.


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	First Quarter 2001		First Quarter 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFITS (LOSSES) Building products	$ (24)	(13)%	$ 206	40%
Timber	47	27	75	14
Containerboard and packaging	88	50	131	25
Bleached pulp and paper	57	32	114	22
Consumer products	101	57	52	10
Other3	(93)	(53)	(56)	(11)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits	176	100%	522	100%
		===		===
Interest expense	(321)		(145)
Benefit (provision) for income taxes	31		(143)
--------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(114)		234
--------------------------------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss from early extinguishment of debt, net of taxes	(12)		-
Cumulative effect of accounting change, net of taxes	11		-
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ (115)		$ 234
=======================================================================================

3Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.


Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

The Corporation reported consolidated net sales of approximately $6.4 billion for the first quarter of 2001 and $5.6 billion for the first quarter of 2000. Included in 2001 are $1.5 billion of net sales from the recently acquired Fort James operations.

Interest expense increased $176 million to $321 million in the first quarter of 2001 compared with $145 million in the first quarter of 2000, principally as a result of higher debt levels incurred as a result of the Fort James transaction.

The Corporation reported a pretax loss of $145 million and an income tax benefit of $31 million for the first quarter of 2001, compared with pretax income of $377 million and income tax provision of $143 million for the first quarter of 2000. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions. In 2000, the effective tax rate differed from the statutory rates, primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business acquisitions.

On December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million.

During the first quarter of 2001, the Corporation refinanced approximately $300 million of debt assumed in the Fort James acquisition and, accordingly, recorded an after-tax extraordinary loss on the early extinguishment of debt of $12 million.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

BUILDING PRODUCTS

The Corporation's building products segment reported net sales of $1,762 million and an operating loss of $24 million for the first quarter of 2001. Net sales and operating profits were $2,328 million and $206 million, respectively, in 2000. The decrease in quarter-over-quarter net sales and operating profits resulted from a significant decrease in overall selling prices and volumes. Average selling prices for plywood, softwood lumber and gypsum decreased 12%, 18% and 35%, respectively compared to the prior year. Sales volumes for plywood decreased 16% and softwood lumber volumes decreased 30%. The Corporation expects improvement in most of its building products markets in the second and third quarter of 2001.

TIMBER

In the first quarter of 2001 and 2000, the timber segment reported net sales of approximately $91 million and $102 million, respectively, and operating profits of $47 million and $75 million, respectively. The decrease in year-over-year profits is due to a decline in both sales volume and selling prices. The Corporation expects improvement in sales volume as demand for the timber segment's sawtimber increases.

CONTAINERBOARD AND PACKAGING

The Corporation's containerboard and packaging segment reported net sales of $638 million and operating profits of $88 million in the first quarter of 2001, compared with net sales of $677 million and operating profits of $131 million in the first quarter of 2000. During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24 million. Excluding these gains, return on sales decreased to 14% in 2001 compared to 16% in 2000. The decrease in year-over-year operating profit was due primarily to a 4% decline in sales volumes for containerboard, 10% lower sales volumes for packaging products and higher energy costs in the first quarter of 2001 compared to the prior year's first quarter, offset somewhat by lower secondary fiber costs and increased average selling prices. During the first quarters of 2001 and 2000, the Corporation incurred


market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 40,000 tons and 88,000 tons, respectively. The Corporation also announced that the #2 paper machine at the Toledo mill will cease production beginning May 6, 2001, until market demand returns. Prices for containerboard and packaging are expected to remain relatively constant throughout the remainder of the year.

BLEACHED PULP AND PAPER

The Corporation's bleached pulp and paper segment reported net sales of $2,227 million and operating profits of $57 million in the 2001 first quarter. For the same period in 2000, the segment reported net sales of $2,256 million and operating profits of $114 million. Return on sales decreased to 3% in 2001 compared with 5% for the same period a year ago. The decrease in 2001 operating profits was due primarily to a 10% decline in pulp sales volumes and increased energy and paper chemical costs. The Corporation expects selling prices for pulp to continue to decrease in the second and third quarters of 2001 and expects selling prices for paper to increase slightly during the second half of the year.

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $1,955 million and $101 million, respectively, for the quarter ended March 31, 2001, which included net sales and operating profits of $1,514 million and $141 million, respectively, from the operations of Fort James that were acquired at the end of November 2000. Operating profits for the 2001 first quarter also include a one-time charge of $82 million related to the closure of the Bellingham pulp and lignin operations. First quarter 2000 net sales and operating profits were $494 million and $52 million, respectively. Excluding the one-time charge, return on sales decreased to 9% compared with 11% a year ago. This decrease is primarily due to increased energy costs.

In connection with the acquisition of Fort James, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) on March 2, 2001. Net sales and operating (losses) profits related to these operations were $97 million and $(1) million in the first quarter of 2001, respectively, compared to $162 million and $12 million, respectively, in the first quarter of 2000.

The Corporation expects pricing for its consumer products segment to decline slightly throughout 2001 ending at levels below year-end 2000.

OTHER

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $37 million to a loss of $93 million in 2001 from a loss of $56 million in the 2000 first quarter. This increase was primarily a result of higher legal and environmental expenses, higher expenses associated with the Corporation's captive insurance program and higher corporate marketing expenses.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $183 million for the three months ended March 31, 2001 compared with $266 million a year ago. The decrease in cash provided by operating activities is primarily due to lower operating results for the quarter.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended March 31, 2001 were $192 million, which included $25 million in the building products segment, $20 million in the containerboard and packaging segment, $40 million in the bleached pulp and paper segment, $96 million in the consumer products segment and $11 million in the other nonreportable segment. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $900 million in 2001.

Cash paid for timber and timberlands was $37 million in the first three months of 2001 compared with $59 million in 2000.

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through March 31, 2001, the Corporation paid approximately $6,185 million in cash ($45 million of which was paid during the first quarter of 2001) and issued approximately 53.9 million shares of Georgia-Pacific Group common stock (0.2 million shares of which were issued during the first quarter of 2001) valued at $1,484 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the announcement of the Fort James acquisition). The Corporation expects to pay an additional $10 million in cash and issue approximately 91,000 shares valued at $3 million for Fort James common stock that had not been tendered as of March 31, 2001.

During the first quarter of 2001, the Corporation acquired the remaining ownership of two chemical joint ventures for approximately $26 million. The results of operations of these chemical businesses were consolidated with those of the Corporation beginning in February 2001. The Corporation has accounted for these acquisitions using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

In connection with the acquisition of Fort James and pursuant to a consent decree with the U. S. Department of Justice, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $582 million used to repay debt.

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek. Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the assumption by Plum Creek of approximately $621 million of debt allocated to The Timber Company, is valued at approximately $3.6 billion. Plum Creek will assume a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company, receipt of a ruling from the Internal Revenue Service that the transaction will be tax-free to the Corporation and to the shareholders of The Timber Company, and receipt of an opinion from counsel that the merger will qualify as a tax-free reorganization. The transaction is also subject to the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the significant contingencies surrounding the transaction are resolved.

While discussions with the Service continue, it is uncertain whether the Service will issue the requested ruling. In the event that such a ruling is not issued, the Corporation will continue discussions with Plum Creek to determine if an acceptable alternate structure is feasible. In the event no such alternate structure is agreed upon, The Timber Company will be spun off to its shareholders, which will result in it being an independent, publicly-traded company.


During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.4 million ($15.3 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

FINANCING ACTIVITIES. The Corporation's debt was $15.40 billion, $14.78 billion of which was allocated to the Georgia-Pacific Group and $621 million of which was allocated to The Timber Company. The debt of each of the groups bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At March 31, 2001, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 6.89% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities.

During the first quarter of 2001, the Corporation extended its $800 million accounts receivable secured borrowing program through October 2001. Additionally, the Corporation retained former Unisource agreements to sell up to $150 million of certain qualifying U.S. accounts receivable and up to CN$95 million of certain eligible Canadian accounts receivable. The U.S. agreement expires in October 2001 and the Canadian agreement expires in May 2004. At March 31, 2001, approximately $860 million was outstanding under the Corporation's accounts receivable secured borrowing programs in the aggregate. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes", respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes foreign exchange contracts. As of March 31, 2001, the Corporation had outstanding foreign exchange contracts with notional amounts of $14 million to hedge firm and anticipated purchase commitments and firm sales commitments denominated in foreign currencies. At March 31, 2001, the Corporation had outstanding approximately $228 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations.

On March 15, 2001, the Corporation amended the restrictive covenants under its unsecured revolving credit facility (the "credit facility"). These amendments included increasing the maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) to 4.50 to 1.00 on March 31, 2001; 4.75 to 1.00 on June 30, 2001; 4.50 to 1.00 on September 29, 2001 and December 29, 2001; 4.25 to 1.00 on March 30, 2002; 4.00 to 1.00 on June 29, 2002 and thereafter. The restrictive covenants also require a minimum net worth that will change on a quarterly basis. The Corporation was in compliance with its debt covenants as of March 31, 2001. As of March 31, 2001, the temporary credit facility totaled $5,400 million with terms ranging from 6 to 18 months and the permanent credit facility totaled $3,750 million with a term of 5 years. As of March 31, 2001, $1,404 million of committed credit was available in excess of all borrowings outstanding under or supported by these credit facilities.

On March 15, 2001, the Corporation also redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011. The Corporation recorded an after-tax extraordinary loss of approximately $12 million related to this redemption during the 2001 first quarter, which was allocated to Georgia-Pacific Group. In addition, the Corporation had $300 million of swaps terminate on March 15, 2001 and $55 million of its 9.25% Senior Notes Due March 15, 2001 mature.

In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1,500 million of floating rate obligations into fixed rate obligations. At both January 31 and March 31, 2001, the weighted average interest rates were 5.6% for the fixed rate obligations with an average effective interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately 1.2 years as of March 31, 2001.


The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of March 31, 2001. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.
(In millions) ---------------	2001 -------	2002 -------	2003 -------	2004 -------
Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Credit facilities	$ 750	$ 4,000	-	-
Average interest rate	6.3%	6.5%	-	-
Notes and debentures	$ 138	$ 459	$ 581	$ 337
Average interest rates	8.4%	8.9%	6.7%	6.7%
Euro-denominated bonds	-	-	-	$ 263
Average interest rates	-	-	-	4.8%
Revenue bonds	$ 7	$ 74	$ 1	$ 31
Average interest rates	3.8%	3.8%	4.6%	3.5%
Capital leases	$ 1	$ 4	$ 4	$ 5
Average interest rates	9.5%	9.6%	9.5%	9.9%
European debt	$ 19	$ 17	$ 22	$ 21
Average interest rates	7.4%	7.2%	7.2%	7.1%
Other loans	$ 4	1	-	-
Average interest rates	8.5%	10.9%	-	-
Senior deferrable notes	-	$ 863	-	-
Average interest rates	-	7.2%	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	-	$ 1,657	$ 300	-
Average interest rate paid (fixed)	-	5.9%	5.9%	-
Average interest rate received (variable)	-	5.5%	5.2%	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	-	-
Average interest rate cap	-	-	-	-
Average interest rate floor	-	-	-	-


(In millions) ---------------	2005 -------	Thereafter -------------	Total -------	Fair value March 31, 2001 ---------------
Debt
Commercial paper and other short-term notes	-	$ 1,152	$ 1,152	$ 1,152
Average interest rates	-	5.8%	5.8%	5.8%
Credit facilities	$ 2,704	-	$ 7,454	$ 7,454
Average interest rates	6.4%	-	6.5%	6.5%
Notes and debentures	-	$ 3,806	$ 5,321	$ 4,998
Average interest rates	-	8.3%	8.1%	8.7%
Euro-denominated bonds	-	-	$ 263	$ 242
Average interest rates	-	-	4.8%	7.8%
Revenue bonds	$ 63	$ 656	$ 832	$ 784
Average interest rates	7.1%	5.6%	5.4%	7.9%
Capital leases	$ 6	$ 115	$ 135	$ 132
Average interest rates	10.0%	10.3%	10.2%	9.0%
European debt	$ 10	$ 33	$ 122	$ 120
Average interest rates	6.3%	5.8%	6.8%	7.4%
Other loans	$ 6	-	$ 11	$ 11
Average interest rates	8.0%	-	8.4%	8.2%
Senior deferrable notes	-	-	$ 863	$ 885
Average interest rates	-	-	7.2%	6.0%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 1,957	$ (33)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	5.5%	5.5%
Notional amount of interest rate exchange agreements (rate collar)	$ 47	-	$ 47	$ 1
Average interest rate cap	7.5%	-	7.5%	7.5%
Average interest rate floor	5.5%		5.5%	5.5%

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

In November of 2000, the Corporation acquired Fort James (see Note 6). Through March 31, 2001, the Corporation has issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.4 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of March 31, 2001. Effective with the agreement to dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of The Timber Company Stock.


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

During the first quarter of 2001, the Corporation paid dividends totaling $28 million and $20 million, for Georgia-Pacific Group and The Timber Company, respectively. During the first quarter of 2000, the Corporation paid dividends totaling $21 million for both Georgia-Pacific Group and The Timber Company.

In 2001, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER. The Corporation employs approximately 85,000 people, approximately 33,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Sixty-five union contracts are subject to negotiation and renewal in 2001, including ten at major facilities. Five of these contracts were renewed during the first quarter of 2001.

On April 30, the Corporation announced that it had signed a letter of intent to sell a portion of the Corporation's pulp and paper manufacturing assets to Domtar Inc. The assets involved in this sale are the Corporation's stand-alone uncoated free sheet paper mills at Ashdown, Arkansas, Woodland, Maine, and Nekoosa and Port Edwards, Wisconsin, as well as the associated pulp facilities at Ashdown and Woodland. The sale, which is contingent upon the completion of due diligence, execution of a definitive asset purchase agreement and receipt of necessary regulatory approvals, is expected to be completed in the second quarter of 2001. The Corporation intends to use the net proceeds of a sale of those facilities to repay debt.

On January 1, 1999, eleven of the fifteen members of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and a single new currency (the "Euro"). For a three-year transition period, transactions can be conducted in both the Euro and the Legacy Currencies but all corporate transactions and records must legally be maintained in Euros effective January 1, 2002. The adoption of the Euro will affect a multitude of financial systems and business applications. The Corporation has operations in seven of the Participating Countries, including Greece, which adopted the Euro effective January 2001, and has product sales in ten of the Participating Countries. The Corporation's European businesses affected by the Euro conversion have established plans to address the information system issues and the potential business implications of converting to a common currency. As of March 31, 2001, the Corporation's financial information technology systems were capable of processing Euro-denominated transactions but the Euro is not yet the reporting or functional currency for any part of our business. The Corporation believes it will be able to modify the remaining financial systems and business activities to complete the process of conversion and transition to the Euro as our functional business currency prior to year-end 2001 for the countries concerned. The Corporation is unable to determine the financial effect of the conversion on its operations, if any, since such effect depends on the competitive conditions which exist in the various regional markets in which the Corporation operates and potential actions which may or may not be taken by the Corporation's competitors, customers and suppliers.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the industry's production capacity continuing to exceed demand for its pulp and paper products, necessitating continued market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of changes in environmental and pollution control laws and regulations; the general level of economic activity in U.S. and export markets; further decreases in the level of housing starts or lessened home remodeling in the U.S.; fluctuations in interest rates and currency exchange rates; the effect of general global economic conditions on the demand for timber; the effect of any material changes in the available supply and cost of timber and wood fiber, including the levels of harvests from public lands, and the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; the ability of the Corporation to successfully integrate its newly acquired consumer product businesses and to complete scheduled asset divestitures; the ability to complete the merger of The Timber Company with Plum Creek; and other risks, uncertainties and assumptions discussed in the Corporation's periodic filings with the Securities and Exchange Commission.

For a discussion of commitments and contingencies refer to Note 11 of the Notes to Consolidated Financial Statements.


PART II - OTHER INFORMATION
---------------------------
GEORGIA-PACIFIC CORPORATION
March 31, 2001
Item 1.	Legal Proceedings

The information contained in Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 3.2 -	Bylaws, as amended to date.
	(b)	Reports on Form 8-K
During the first quarter of 2001, the Corporation filed a report on Form 8-K on January 26, 2001.
Item 5.

Other Events - On January 26, 2001, the Georgia-Pacific Corporation (the "Company") issued a press release announcing the financial results of the Georgia-Pacific Group for the fourth quarter and full year 2000 results.

On January 26, 2001, the Company also issued a press release announcing the financial results of The Timber Company for the fourth quarter and full year 2000 results.

		Item 7.	Financial Statements and Exhibits.
		Item 9.	Regulation FD Disclosure.
Also during the first quarter of 2001, the Corporation filed a report on Form 8-K on March 2, 2001.
Item 5.

Other Events - On March 2, 2001, the Company issued a press release regarding the completion of the sale to Svenska Cellulosa Aktiebolaget SCA (publ) of the Company's commercial tissue manufacturing operations that were part of a joint venture with Chesapeake Corp. known as Georgia-Pacific Tissue LLC.

		Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits.
Also during the first quarter of 2001, the Corporation filed a report on Form 8-K on March 15, 2001.
Item 5.

Other Events - The Company's revolving credit facilities, described in Note 5 to its Notes to Consolidated Financial Statements as set forth in its Annual Report on Form 10-K, contain certain restrictive covenants, including a maximum leverage ratio. The Company's maximum leverage ratio (Funded Indebtedness to EBITDA, as defined in its credit facilities) is 4.5 to 1.0 through March 31, 2001 and was 4.0 to 1.0 thereafter

		Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 02, 2001	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff Danny W. Huff, Executive Vice President - Finance and Chief Financial Officer

by /s/James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)


GEORGIA-PACIFIC CORPORATION

Exhibit Index to Form 10-Q

Exhibit No. Sequentially Numbered Description
3.2	Bylaws, as amended to date.
