Form 10-Q/A
period 2001-03-31
GEORGIA PACIFIC CORP
filed 2001-05-03
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q/A AMENDMENT NO. 1
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


Item 1 is hereby restated to amend Note 11 to update to March 31, 2001 certain information provided as of December 30, 2000.

PART I - FINANCIAL INFORMATION
-------------------------------------------

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Quarter ----------------------------
(In millions, except per share amounts)	2001	2000
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,365	$ 5,564
--------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation, depletion and cost of timber harvested shown below	4,951	4,170
Selling and distribution	525	368
Depreciation, depletion, amortization and cost of timber harvested	395	265
General and administrative	318	239
Interest	321	145
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,510	5,187
--------------------------------------------------------------------------------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (115)	$ 234
=======================================================================================
Georgia-Pacific Group
(Loss) income before extraordinary item and accounting change	$ (136)	$ 194
Extraordinary loss, net of taxes	(12)	-
Cumulative effect of accounting change, net of taxes	11	-
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (137)	$ 194
--------------------------------------------------------------------------------------------------------------------------------------------------------
Basic per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.13
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.13
--------------------------------------------------------------------------------------------------------------------------------------------------------


Diluted per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.11
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.11
----------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding:
Basic	225.4	171.8
Diluted	225.4	174.8
========================================================================================
The Timber Company
Net income	$ 22	$ 40
Basic and diluted net income per common share	$ 0.27	$ 0.49
----------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding:
Basic	80.4	82.3
Diluted	81.2	82.5
========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2001	2000
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
--------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	183	266
--------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(192)	(182)
Timber and timberland purchases	(37)	(59)
Acquisitions	(71)	(1)
Net proceeds from sales of assets	605	25
Other	(19)	(7)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	286	(224)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Repayments of long-term debt	(837)	(21)
Additions to long-term debt	1,272	10
Fees paid to issue debt	(15)	-
Net (decrease) increase in short-term debt	(867)	73
Stock repurchases	-	(71)
Cash dividends paid	(48)	(42)
Proceeds from option plan exercises	29	3
--------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(466)	(48)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	3	(6)
Balance at beginning of period	40	25
--------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 43	$ 19
=======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	March 31, 2001	December 30, 2000
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
----------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Bank overdrafts, net	$ 219	$ 293
Commercial paper and other short-term notes	1,902	2,695
Current portion of long-term debt	257	232
Accounts payable	1,522	1,520
Accrued compensation	292	436
Other current liabilities	1,036	906
----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,228	6,082
----------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	13,023	12,627
----------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
----------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	3,053	3,027
---------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	2,366	2,561
----------------------------------------------------------------------------------------------------------------------------------------------------------

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
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	5,554	5,722
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 30,087	$ 30,882
=======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2001	2000
---------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (115)	$ 234
Other comprehensive income (loss) before tax: Foreign currency translation adjustments Derivative instruments Minimum pension liability adjustment	(26) (30) 1	(1) - -
Income tax expense related to items of other comprehensive income	12	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income	$ (158)	$ 233
====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


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
---------------------------------------------------------------------------------------------------------------------------------------------------
	Georgia-Pacific Group
---------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) income available to shareholders (numerator):
(Loss) income before extraordinary item and accounting change	$ (136)	$ 194
Extraordinary loss, net of taxes	(12)	-
Cumulative effect of accounting change	11	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (137)	$ 194
====================================================================================
Shares (denominator): Average shares outstanding	225.4	171.8
Dilutive securities: Options	-	3.0
---------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	225.4	174.8
====================================================================================
Basic per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.13
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.13
---------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.11
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
---------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.11
====================================================================================


	The Timber Company
---------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to shareholders (numerator):
Net income	$ 22	$ 40
====================================================================================
Shares (denominator): Average shares outstanding	80.4	82.3
Dilutive securities: Options	0.8	0.2
---------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	81.2	82.5
====================================================================================
Basic and diluted per share amounts
Net income	$ 0.27	$ 0.49
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

*

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

*

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

In millions Type of Cost	Balance Dec. 30, 2000	Additions	Usage	Reversal of Reserves	Balance March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------------------
Employee separation	$ 30	$ 23	$ (16)	$ -	$ 37
================================================================================

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
*

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

*

During 2000, the Corporation announced the closure of the Grand Rapids East, Mich., gypsum plant and the Kalamazoo, Mich., paper mill. In connection with these closures, the Corporation recorded a charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly positions, $25 million for the write-off of assets and $12 million for facility closing costs. During 2000, approximately 284 employees were terminated and an additional 34 employees were terminated during the first quarter of 2001. The following table provides information related to these charges:


In millions Type of Cost	Liability Balance at Dec. 30, 2000	Usage	Liability Balance at March 31, 2000
===============================================================
Write-off of assets Employee separation Facility closing costs	$ 2 7 10	$ - (5) -	$ 2 2 10
--------------------------------------------------------------------------------------------------------------
Total	$ 19	$ (5)	$ 14
===============================================================

*

During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.4 million ($15.3 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

*

Also during the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation will retain a 52% interest in the joint venture. This investment in the joint venture is accounted for under the equity method.

*

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

*

In connection with the acquisition of Unisource Worldwide, Inc. ("Unisource") at the end of the second quarter of 1999, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. The balance of these restructuring reserves at December 30, 2000 was $8 million. During 2001, approximately 151 employees were terminated as part of this program. The following table provides a rollforward of the reserve for restructuring from December 30, 2000 through March 31, 2001:


In millions Type of Cost	Balance Dec. 30, 2000	Additions	Usage	Reversal of Reserves	Balance March 31, 2001
================================================================================
Employee separation Facility closing costs	$ 3 5	$ - -	$ (2) (2)	$ - -	$ 1 3
---------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 8	$ -	$ (4)	$ -	$ 4
================================================================================

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

*

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
*

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

*

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

The Corporation is currently defending the claims of approximately 65,674 such plaintiffs as of March 31, 2001, and anticipates that additional claims will be filed against it over the next several years. The number of claims filed against the Corporation, and the average cost of resolving such claims, has increased somewhat over the last three years. The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. Substantially all of the amounts it has paid to date to defend and resolve these cases have been covered by product liability insurance. The Corporation has agreements with its insurers to utilize insurance in amounts which it believes are adequate to cover substantially all of the defense costs and liabilities for currently pending cases, as well as the reasonably

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


COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions, except per share amounts)	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,323	$ 5,526
----------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation, amortization and cost of timber harvested shown below The Timber Company	17	19
Third parties	4,926	4,159
----------------------------------------------------------------------------------------------------------------------------------------------------
Total cost of sales	4,943	4,178
Selling and distribution	525	368
Depreciation, amortization and cost of timber harvested The Timber Company	29	45
Third parties	388	258
----------------------------------------------------------------------------------------------------------------------------------------------------
Total depreciation, amortization and cost of timber harvested	417	303
General and administrative	309	230
Interest	310	135
----------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,504	5,214
----------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, extraordinary item and accounting change	(181)	312
Benefit (provision) for income taxes	45	(118)
----------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(136)	194
Extraordinary loss from early retirement of debt, net of taxes	(12)	-
Cumulative effect of accounting change, net of taxes	11	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (137)	$ 194
=====================================================================================
Basic per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.13
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.13
----------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share:
(Loss) income before extraordinary item and accounting change	$ (0.60)	$ 1.11
Extraordinary loss, net of taxes	(0.05)	-
Cumulative effect of accounting change, net of taxes	0.04	-
----------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.61)	$ 1.11
=====================================================================================
Average number of shares outstanding: Basic	225.4	171.8
Diluted	225.4	174.8
=====================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
	First Quarter --------------------------------------
(In millions)	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income	$ (137)	$ 194
Adjustments to reconcile net income to cash provided by operations:
Cumulative effect of accounting change, net of taxes	(11)	-
Depreciation and amortization	355	219
Cost of timber harvested - The Timber Company	29	45
Cost of timber harvested - Third Parties	33	39
Change in working capital	(134)	(202)
Change in other assets and other long-term liabilities	8	(15)
Other	48	(30)
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	191	250
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(191)	(181)
Timber purchases from The Timber Company	(48)	(45)
Timber contract purchases from third parties	(25)	(46)
Acquisitions	(71)	(1)
Net proceeds from sales of assets	603	21
Other	(19)	(1)
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	249	(253)
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
(Repayments of) additions to debt	(413)	65
Common stock repurchased	-	(50)
Cash dividends paid	(28)	(21)
Fees paid to issue debt	(15)	-
Proceeds from option plan exercises	19	3
----------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(437)	(3)
----------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash	3	(6)
Balance at beginning of period	40	25
----------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 43	$ 19
====================================================================================


COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation--Georgia-Pacific Group
(In millions)	March 31, 2001	December 30, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash	$ 43	$ 40
Receivables, less allowances of $35 and $34, respectively	2,696	2,704
Inventories	2,837	2,893
Deferred income tax assets	182	176
Other current assets	468	449
---------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	6,226	6,262
---------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
Land, building, machinery and equipment, at cost	20,582	21,162
Accumulated depreciation	(9,527)	(9,378)
---------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	11,055	11,784
---------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	9,047	8,985
---------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,161	2,242
---------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 28,489	$ 29,273
====================================================================================


COMBINED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation--Georgia-Pacific Group
(In millions)	March 31, 2001	December 30, 2000
---------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARENT'S EQUITY
Current liabilities
Short-term debt	$ 2,282	$ 2,852
Accounts payable	1,516	1,515
Accrued compensation	290	430
Other current liabilities	1,016	879
---------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,104	5,676
---------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	12,498	12,355
---------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
---------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,674	2,647
---------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,954	2,155
---------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	5,396	5,577
---------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 28,489	$ 29,273
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

CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
================================================================================================
Net sales	$ 4,809	$ 1,514	$ 91	$ (49)	$ 6,365
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation, depletion, amortization and cost of timber harvested shown below	3,948	995	28	(20)	4,951
Selling and distribution	375	150	-	-	525
Depreciation, depletion, amortization and cost of timber harvested	264	153	7	(29)	395
General and administrative	234	75	9	-	318
Interest	243	67	11	-	321
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,064	1,440	55	(49)	6,510
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, extraordinary item and accounting change	(255)	74	36	-	(145)
Benefit (provision) for income taxes	86	41	14		(31)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(169)	33	22	-	(114)
Extraordinary loss from early retirement of debt, net of taxes	(12)	-	-	-	(12)
Cumulative effect of accounting change, net of taxes	11	-	-	-	11
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (170)	$ 33	$ 22	$ -	$ (115)
================================================================================================

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
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
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
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
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
-------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
Building products	$ 1,581	25%	$ 2,133	38%
Timber	45	1	38	1
Containerboard and packaging	612	9	658	12
Bleached pulp and paper	2,211	35	2,251	40
Consumer products	1,918	30	483	9
Other[1]	(2)	-	1	-
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 6,365	100%	$ 5,564	100%
=========================================================================================
INTERSEGMENT SALES Building products	$ 181		$ 195
Timber	46		64
Containerboard and packaging	26		19
Bleached pulp and paper	16		5
Consumer products	37		11
Other[2]	(306)		(294)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
=========================================================================================
TOTAL NET SALES Building products	$ 1,762	28%	$ 2,328	42%
Timber	91	1	102	2
Containerboard and packaging	638	10	677	12
Bleached pulp and paper	2,227	35	2,256	40
Consumer products	1,955	31	494	9
Other[2]	(308)	(5)	(293)	(5)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 6,365	100%	$ 5,564	100%
=========================================================================================

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
-------------------------------------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFITS (LOSSES) Building products	$ (24)	(13)%	$ 206	40%
Timber	47	27	75	14
Containerboard and packaging	88	50	131	25
Bleached pulp and paper	57	32	114	22
Consumer products	101	57	52	10
Other3	(93)	(53)	(56)	(11)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits	176	100%	522	100%
		===		===
Interest expense	(321)		(145)
Benefit (provision) for income taxes	31		(143)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(114)		234
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss from early extinguishment of debt, net of taxes	(12)		-
Cumulative effect of accounting change, net of taxes	11		-
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ (115)		$ 234
=========================================================================================

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

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 3.2 -	Bylaws, as amended to date.(1)
	(b)	Reports on Form 8-K
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

(1) Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2001	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff Danny W. Huff, Executive Vice President - Finance and Chief Financial Officer

by /s/James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)
