Form 10-Q
period 2001-06-30
GEORGIA PACIFIC CORP
filed 2001-08-06
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

or

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
As of the close of business on July 30, 2001, Georgia-Pacific Corporation had 227,630,510 shares of Georgia-Pacific Group Common Stock outstanding and 81,370,132 shares of The Timber Company Common Stock outstanding.


PART I - FINANCIAL INFORMATION
------------------------------------------

Item 1.       Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
(In millions, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,650	$ 5,629	$ 13,009	$ 11,186
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of sales, excluding depreciation and
      cost of timber harvested shown below
    Selling and distribution
    Depreciation, depletion, amortization and cost
      of timber harvested
    General and administrative
    Interest

	4,989 520 402 304 299	4,238 360 261 245 146	9,940 1,039 797 622 620	8,408 721 526 484 291
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,514	5,250	13,018	10,430
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary item, and accounting change Provision (benefit) for income taxes	136 71	379 139	(9) 40	756 282
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and accounting change	65	240	(49)	474
Extraordinary loss from early retirement of debt, net of taxes	-	-	(12)	-
Cumulative effect of accounting change, net of taxes	-	-	11	-
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 65	$ 240	$ (50)	$ 474
====================================================================================================
Georgia-Pacific Group: Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 29 - -	$ 206 - -	$ (107) (12) 11	$ 400 - -
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 29	$ 206	$ (108)	$ 400
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic per share: Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 0.13 - -	$ 1.21 - -	$ (0.47) (0.05) 0.04	$ 2.34 - -
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.13	$ 1.21	$ (0.48)	$ 2.34
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------


Diluted per share Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 0.13 - -	$ 1.20 - -	$ (0.47) (0.05) 0.04	$ 2.30 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.13	$ 1.20	$ (0.48)	$ 2.30
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	226.4 229.0	170.6 172.4	225.9 225.9	171.2 173.6
===================================================================================================
The Timber Company: Net Income Basic net income per common share Diluted net income per common share	$ 36 $ 0.45 $ 0.44	$ 34 $ 0.42 $ 0.42	$ 58 $ 0.72 $ 0.71	$ 74 $ 0.91 $ 0.91
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	80.7 81.5	80.5 80.9	80.6 81.3	81.4 81.7
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Six Months Ended ----------------------------------------
(In millions)	June 30, 2001	July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net (loss) income
Adjustments to reconcile net income to cash provided by operations:
  Cumulative effect of accounting change, net of taxes
  Depreciation, depletion and amortization
  Deferred income taxes
  Loss (gain) on disposal of assets, net
  Change in working capital
  Other

	$ (50) (11) 719 9 47 (48) 71	$ 474 - 449 (2) (47) (250) 12
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	737	636
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Net proceeds from sales of assets Other	(382) (83) (73) 694 (2)	(407) (124) (2) 38 (13)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	154	(508)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Net (decrease) increase in short-term debt
Stock repurchases
Cash dividends paid
Proceeds from option plan exercises
Fees paid to issue debt

	(1,197) 1,362 (991) - (97) 72 (30)	(34) 10 118 (140) (84) 7 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(881)	(123)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	10 40	5 25
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 50	$ 30
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	June 30, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $35 and $34, respectively Inventories Deferred income tax assets Other current assets	$ 50 2,721 2,734 184 470	$ 40 2,705 2,895 176 472
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	6,159	6,288
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands, net	1,288	1,293
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	20,701 (9,787)	21,223 (9,421)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	10,914	11,802
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	9,024	8,985
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,403	2,514
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 29,788	$ 30,882
===================================================================================================


CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	June 30, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS- EQUITY
Current liabilities Bank overdrafts, net Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 159 1,838 559 1,492 319 1,076	$ 293 2,695 232 1,520 436 906
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,443	6,082
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	12,442	12,627
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	3,094	3,027
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	2,335	2,561
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Shareholders - equity
   Common stock
    Georgia-Pacific Group, par value $.80; 400,000,000
      shares authorized; 227,399,000 and 224,844,000 shares issued
    The Timber Company, par value $.80; 250,000,000
      shares authorized; 95,461,000 and 94,571,000 shares issued
   Treasury stock, at cost
     14,387,000 shares of The Timber Company common stock
   Additional paid-in capital
   Retained earnings
   Long-term incentive plan deferred compensation
   Accumulated other comprehensive loss

	184 (330) 2,517 3,316 (4) (72)	182 (330) 2,427 3,463 (4) (16)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders - equity	5,611	5,722
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders- equity	$ 29,788	$ 30,882
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
(In millions)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)
 Other comprehensive (loss) income before tax:
   Foreign currency translation adjustments
   Derivative instruments
   Minimum pension liability
 Income tax benefit related to
   items of other comprehensive income

	$ 65 (9) (6) - 2	$ 240 (6) - - 3	$ (50) (35) (36) 1 14	$ 474 (11) - - 7
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)	$ 52	$ 237	$ (106)	$ 470
=====================================================================================================

The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
JUNE 30, 2001
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

In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products (EITF 00-25). EITF 00-25 requires that consideration from a vendor to a reseller be characterized as a reduction of revenue in the vendor's income statement. In addition, the EITF deferred implementation of Issue No. 00-14, Accounting for Certain Sales Incentives (EITF 00-14) to coincide with the implementation of EITF 00-25. EITF 00-14 requires that the reduction in or refund of the selling price of a product resulting from any sales incentive be classified as a reduction of revenue. Both issues are effective for interim or annual periods beginning after December 15, 2001 and early adoption is encouraged. The Corporation has implemented these issues in the second quarter of 2001. The implementation of EITFs 00-14 and 00-25 resulted in a reduction in revenue and a corresponding reduction of selling and distribution expenses of $2 million and $5 million for the three and six months ended June 30, 2001, respectively. The restatement for 2000 resulted in a reduction in revenue and selling and distribution expenses of $6 million and $12 million for the three and six months ended July 1, 2000, respectively. There was no impact on results of operations.

During the fourth quarter of 2000, the Corporation implemented EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that entities disclose costs incurred related to shipping and handling that are not included in cost of sales. The Corporation classifies certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $190 million and $383 million for the three and six months ended June 30, 2001, respectively. Shipping and handling costs included in selling and distribution expenses were $112 million and $233 million for the three and six months ended July 1, 2000, respectively.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. Management is currently evaluating the effect of this statement on the Corporation's results of operations.


2.

PROVISION FOR INCOME TAXES. The effective tax rate used to calculate the provision (benefit) for income taxes was 52% and more than 100%, respectively, for the second quarter and first six months of 2001, and was 37% for both the second quarter and first six months of 2000. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions. In 2000, the effective tax rate differed from the statutory rate primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business combinations.

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

The following table provides earnings and per share data for Georgia-Pacific Group and The Timber Company for 2001 and 2000.

	Three Months Ended ----------------------------		Six Months Ended ----------------------------
(In millions, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Group
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted income (loss) available to
  shareholders (numerator):
    Income (loss) before extraordinary item and accounting change
    Extraordinary loss, net of taxes
    Cumulative effect of accounting change

	$ 29 - -	$ 206 - -	$ (107) (12) 11	$ 400 - -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 29	$ 206	$ (108)	$ 400
=================================================================================================
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options Employee stock purchase plans	226.4 2.3 0.3	170.6 1.8 -	225.9 - -	171.2 2.4 -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	229.0	172.4	225.9	173.6
=================================================================================================

Basic per share: Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change	$ 0.13 - -	$ 1.21 - -	$ (0.47) (0.05) 0.04	$ 2.34 - -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.13	$ 1.21	$ (0.48)	$ 2.34
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share: Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change	$ 0.13 - -	$ 1.20 - -	$ (0.47) (0.05) 0.04	$ 2.30 - -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.13	$ 1.20	$ (0.48)	$ 2.30
=================================================================================================
The Timber Company
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income available to Shareholders (numerator): Net Income	$ 36	$ 34	$ 58	$ 74
=================================================================================================
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options Employee stock purchase plans	80.7 0.8 -	80.5 0.4 -	80.6 0.7 -	81.4 0.3 -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	81.5	80.9	81.3	81.7
=================================================================================================
Basic per share amounts: Net income Diluted per share amounts: Net income	$ 0.45 $ 0.44	$ 0.42 $ 0.42	$ 0.72 $ 0.71	$ 0.91 $ 0.91
=================================================================================================


4.

SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in any period.

Six Months Ended -----------------------------------------------
(In millions)	June 30, 2001	July 1, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest costs Interest capitalized	$ 624 (4)	$ 296 (5)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 620	$ 291
====================================================================================================
Interest paid	$ 628	$ 316
====================================================================================================
Income taxes (refunded) paid, net	$ (31)	$ 222
====================================================================================================

5.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	June 30, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 586 1,800 540 (192)	$ 655 1,868 550 (178)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,734	$ 2,895
===================================================================================================
6.

DIVESTITURES AND ACQUISITIONS. In June 2001, the Corporation and Domtar Inc. ("Domtar") completed a definitive agreement for Domtar to acquire a portion of the Corporation's pulp and paper assets for $1.65 billion in cash. The assets involved in this transaction are the Corporation's stand-alone uncoated white paper mills at Ashdown, Ark.; Nekoosa and Port Edwards, Wis.; and Woodland, Maine, as well as associated pulp facilities. The sale, which is subject to customary approvals, is expected to be completed in the third quarter of 2001. The Corporation will use the proceeds from the sale to repay debt. The Corporation expects to record a gain on this transaction in the third quarter of 2001.

o

On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek Timber Company ("Plum Creek"). Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the incurrence by Plum Creek of an amount of debt sufficient to relieve the Corporation's debt attributed to The Timber Company, which was approximately $715 million as of June 30, 2001, after adjusting for the transfer of an installment note and payment for the insurance policies (discussed below), is valued at approximately $3.8 billion. Plum Creek will assume a 10-year timber supply agreement between Georgia-Pacific Group and The Timber Company. The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the "Service") that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the split-off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company and the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the shareholders approve the transaction. The Corporation expects this transaction to be completed by the end of 2001.

The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. Based on discussion with the Service and the advice of legal counsel, the companies believe the transaction will not be taxable to the Corporation or the shareholders of The Timber Company. As an added measure to reduce the uncertainty concerning any possible tax risks associated with the transaction, the companies will obtain up to $500 million in tax liability insurance.

o	During the second quarter of 2001, the Corporation sold a lumber mill and a paper distribution business for a total of $60 million in cash and recognized a pre tax gain of $22 million.
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


o

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation ("Fort James") for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through June 30, 2001, the Corporation had paid approximately $6,187 million in cash and issued approximately 53.9 million shares of Georgia-Pacific Group common stock valued at $1,484 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). The Corporation expects to pay an additional $9 million in cash and issue approximately 77,000 shares valued at $2 million for Fort James common stock that had not been tendered as of June 30, 2001. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

Fort James' results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. The Corporation has accounted for this business combination using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of June 30, 2001, and is subject to change pending finalization of studies of fair value and the finalization of management's plans to restructure certain operations. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of net cash paid for the Fort James acquisition as of June 30, 2001 is summarized as follows:

In millions
Current assets Property, plant and equipment Other noncurrent assets Goodwill Liabilities Common stock issued and value of stock options converted	$ 1,750 4,631 801 6,826 (6,220) (1,601)
--------------------------------------------------------------------------------------------------
Net cash paid for Fort James	$ 6,187
========================================================

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


	Quarter Ended	Six Months Ended
	July 1,	July 1,
In millions, except per share amounts	2000 Pro forma	2000 Pro forma
-----------------------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Corporation:
Net sales	$ 7,202	$ 14,251
(Loss) income before extraordinary item and accounting change	246	465
Net income	246	465
Georgia-Pacific Group data:
Net sales	7,162	14,173
Income before extraordinary item and accounting change	212	391
Net income	212	391
Basic per share from income before
extraordinary item and accounting change	0.95	1.74
Diluted per share from income before
extraordinary item and accounting change	0.94	1.72
Basic earnings per share	0.95	1.74
Diluted earnings per share	0.94	1.72

The Timber Company's results of operations are not impacted by the Fort James transaction.
o

In connection with the acquisition of Fort James and pursuant to a consent decree with the U. S. Department of Justice, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million . The sale was completed on March 2, 2001, with net proceeds of approximately $582 million used to repay debt. These assets had been written down to net realizable value in 2000; accordingly, no significant gain or loss was recognized upon completion of the sale.

o

During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.4 million ($15.3 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

o

Also during the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation retained a 54 percent interest in the joint venture. This investment in the joint venture is accounted for under the equity method.

In July 2001, the Corporation acquired an additional 27 percent interest in this joint venture for approximately $35 million. The results of operations of this joint venture will be consolidated with those of the Corporation beginning in July 2001. As part of the transaction agreement, the Corporation has the option to buy from the joint venture partner, and the joint venture partner has the option to sell to the Corporation, the joint venture partner's remaining 19 percent interest in the joint venture for $25 million in early 2002.

7.

RESTRUCTURING AND ASSET IMPAIRMENTS. In June 2001, the Corporation announced that it will close gypsum wallboard plants at Savannah, Ga.; Long Beach, Calif.; and Winnipeg, Manitoba, Canada. The Corporation also announced that it will indefinitely idle commodity wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kan.; and reduce operations at its remaining 13 gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation's gypsum wallboard production capacity. In connection with this announcement, the


Corporation recorded liabilities totaling approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closure costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. During June, approximately 147 employees were terminated and approximately $1 million of the reserve was used to pay termination benefits.

o

On March 30, 2001, the Corporation announced that it will permanently close its pulp mill and associated chemical plant at Bellingham, Washington. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded liabilities totaling approximately $57 million for the write-off of assets, approximately $13 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closure costs. Of the $82 million total liability, $78 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. None of the reserves were used as of March 31, 2001. During the second quarter of 2001, 344 employees were terminated and approximately $10 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves from March 31, 2001 through June 30, 2001:

In millions Type of Cost	Liability Balance at March 31, 2001	Usage	Liability Balance at June 30, 2001
=====================================================================
Write-off of assets Employee termination Facility closing costs	$ 57 13 12	$ (7) (10) (2)	$ 50 3 10
--------------------------------------------------------------------------------------------------------------------------
Total	$ 82	$ (19)	$ 63
=====================================================================

o

In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $59 million for employee termination costs relating to approximately 520 hourly and salaried employees. During 2000, no employees were terminated and none of this reserve was used. During 2001, approximately 138 employees were terminated and approximately $24 million of the reserve was used to pay termination benefits. The Corporation has not finalized its plans for manufacturing and distribution activities related to this acquisition. Finalization of these plans may result in additional liabilities being recorded as part of the purchase price or as charges to earnings. The following table provides a rollforward of the employee termination reserve from December 30, 2000 through June 30, 2001

In millions Type of Cost	Balance Dec. 30, 2000	Additions	Usage	Balance June 30, 2001
--------------------------------------------------------------------------------------------------------------
Employee termination	$ 30	$ 29	$ (24)	$ 35
===================================================================


O

During 2000, the Corporation announced the closure of the Grand Rapids East, Mich., gypsum plant and the Kalamazoo, Mich., paper mill. In connection with these closures, the Corporation recorded a charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly positions, $25 million for the write-off of assets and $12 million for facility closing costs. During 2000, approximately 284 employees were terminated and an additional 39 employees were terminated during the first six months of 2001. During the second quarter of 2001, the Corporation reversed $2 million of reserves for facility closure costs that were no longer needed. The following table provides information related to these liabilities:

In millions Type of Cost	Liability Balance at Dec. 30, 2000	Usage	Reversal of Reserves	Liability Balance at June 30, 2000
==========================================================================
Write-off of assets Employee termination Facility closing costs	$ 2 7 10	$ (2) (6) (1)	$ - - (2)	$ - 1 7
--------------------------------------------------------------------------------------------------------------------------
Total	$ 19	$ (9)	$ (2)	$ 8
=========================================================================

O

In connection with the acquisition of Unisource Worldwide, Inc. ("Unisource") at the end of the second quarter of 1999, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. The balance of these restructuring reserves at December 30, 2000 was $8 million. During 2001, 151 employees were terminated as part of this program. The following table provides a rollforward of the reserve for restructuring from December 30, 2000 through June 30, 2001:

In millions Type of Cost	Balance Dec. 30, 2000	Usage	Balance June 30, 2001
========================================================
Employee termination Facility closing costs	$ 3 5	$ (3) (3)	$ - 2
--------------------------------------------------------------------------------------------
Total	$ 8	$ (6)	$ 2
========================================================

8.

DEBT. At June 30, 2001, the Corporation's debt was $14,998 million, $14,392 million of which was allocated to the Georgia-Pacific Group and $606 million of which was allocated to The Timber Company. The debt allocated to each group bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At June 30, 2001, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 6.66% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities.


As of June 30, 2001, the Corporation had commitments totaling $900 million and CN$95 million (approximately $63 million) under its U.S. and Canadian accounts receivable secured borrowing programs, respectively, of which $850 million and CN$95 million was outstanding under these programs. The U.S. agreement expires in October 2001 and the Canadian agreement expires in May 2004. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On June 25, 2001, the Corporation redeemed $42 million of its 7.90% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million 6.50% fixed rate industrial revenue bonds due June 1, 2031.

The Corporation has restrictive covenants under its unsecured revolving credit facility that require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.75 to 1.00 on June 30, 2001; 4.50 to 1.00 on September 29, 2001 and December 29, 2001; 4.25 to 1.00 on March 30, 2002; and 4.00 to 1.00 on June 29, 2002 and thereafter. The restrictive covenants also require a minimum net worth that changes quarterly. The Corporation was in compliance with its debt covenants as of June 30, 2001. The temporary part of this credit facility totaled $4,650 million with terms ranging from 6 to 18 months, and the permanent credit facility totaled $2,250 million with a term of 5 years as of June 30, 2001. Also, $838 million of committed credit was available in excess of all borrowings outstanding under or supported by these credit facilities as of June 30, 2001. On May 25, 2001, the Corporation amended its $650 million North American Timber revolving credit facility by extending the term from May 28, 2001 to November 28, 2001.

On May 8, 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.50% Notes Due March 15, 2006, $600 million of 8.125% Notes Due March 15, 2011, and $400 million of 8.875% Notes Due March 15, 2031. The underwriting fee associated with the transaction totaling $10.4 million is being expensed over the term of the notes.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011. The Corporation recorded an after-tax extraordinary loss of approximately $12 million related to this redemption during the 2001 first quarter, which was allocated to Georgia-Pacific Group.

In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1,500 million of floating rate obligations with a weighted average interest rate of 4.5% as of June 30, 2001 to fixed rate obligations with a weighted average interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately .84 years as of June 30, 2001.

9.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Corporation designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. The Corporation engages primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive income (loss). The Corporation also participates in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of certain European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. The changes in fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

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

o

Cash Flow Hedges: The Corporation uses interest rate swap and foreign currency exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate and foreign currency fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $1,957 million at June 30, 2001.

The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes short-term foreign exchange contracts. As of June 30, 2001, the Corporation had outstanding foreign exchange contracts with notional amounts of $4 million to hedge firm and anticipated purchase commitments and firm sales commitments denominated in foreign currencies. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations.

The Corporation also utilizes swap agreements to manage and reduce the risk inherent in market value fluctuations of certain commodities. These commodity swap agreements are designated as hedges of forecasted transactions included in fixed price sales contracts with customers. Amounts paid or received under these arrangements are recognized as adjustments to net sales. As of June 30, 2001, the Corporation had outstanding commodity swap cash flow hedges with notional amounts of $1 million with maturity periods of 7 months to 3 years.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of June 30, 2001, approximately $1 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months.

O

Hedge of the net investment in a foreign operation: At June 30, 2001, the Corporation had outstanding approximately $223 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

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

10.

LONG-TERM APPRECIATION PLAN. The Corporation reserved 2,600,000 stock appreciation rights ("SARs") for issuance under the 2001 Long-Term Appreciation Plan (the "LTAP"). The LTAP provides for the granting of SARs to key employees of the Corporation. During the first six months of 2001, the Corporation issued 2.4 million SARs under the LTAP with at an exercise price of $29.47 each. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. As of June 30, 2001, compensation expense of $3 million was recorded related to these SARs.


11.

SHARE REPURCHASES. In November of 2000, the Corporation acquired Fort James (see Note 6). Through June 30, 2001, the Corporation has issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.4 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. The Corporation does not hold any Georgia-Pacific Group treasury stock as of June 30, 2001. Effective with the agreement to dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of The Timber Company Stock.

During the first six months of 2000, Georgia-Pacific Group purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $62 million ($36.14 average per share), all of which were held as treasury stock at July 1, 2000. During the first six months of 2000, The Timber Company purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at July 1, 2000.

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

The Corporation is involved in environmental remediation activities at approximately 214 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 46% are being investigated, approximately 28% are being remediated and approximately 26% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $130.7 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

The Corporation is implementing an Administrative Order on Consent entered into with the Michigan Department of Natural Resources and the Environmental Protection Agency regarding an investigation of the Kalamazoo River and two disposal areas which are contaminated with polychlorinated biphenyls ("PCBs"). Data regarding the extent of contamination at the two disposal areas have been evaluated. The cost to remediate one of the disposal areas was estimated at $8 million. The remediation at this site has been essentially completed. It is anticipated that the cost of remediation of the second disposal area will be at least


equal to that amount, however, the Corporation is still negotiating a final closing agreement with the State of Michigan.

A draft Remedial Investigation/ Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other PRPs, including Fort James Corporation. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of river bank and long-term monitoring of the river bed; however, the State of Michigan has asked for additional possible remedies. The total cost for the recommended remedy in the draft RI/FS is approximately $73 million.

Fort James has been identified as a PRP for contamination of the Lower Fox River and Green Bay system in Wisconsin by PCBs. Various state and federal agencies and tribal entities are seeking both sediment restoration and natural resources damages. In February 1999, the Wisconsin Department of Natural Resources ("WDNR") released for public comment a draft RI/FS study of the Fox River. While the draft study did not advocate any specific restoration alternatives, it included estimated total costs ranging from zero for "no action" to approximately $720 million, depending on the alternative or combination of alternatives selected.

In October 2000, the U.S. Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan (the "Plan") for natural resources damages in connection with its Lower Fox River/Green Bay Natural Resource Damage Assessment. According to the Plan, claims for past damages and present and future losses allegedly resulting from contamination of the Fox River by PCBs range from $176 million (in the event that aggressive cleanup is undertaken) to $333 million (if less aggressive cleanup is performed). The actual cost of resolving these natural resource damage claims could be significantly lower.

In November 2000, Fort James entered into an agreement with the Wisconsin Department of Natural Resources that would settle the State's natural resource damage claims against Fort James under CERCLA, the Federal Water Pollution Control Act, and state law. Under this agreement, Fort James has agreed to spend approximately $7 million. In March 2001, during the comment period on this proposed settlement, the US Fish & Wildlife Service requested to join the negotiations, and has subsequently participated in them, to attempt to reach a comprehensive settlement of Federal as well as State natural resources claims against Fort James. These negotiations are continuing. Any agreement arrived at will be effective when entered by the appropriate Federal court. The final cleanup alternatives to be selected and implemented, the costs of those alternatives, the Corporation's share of such costs for the Fox River and the Kalamazoo River, and the ultimate costs of resolving associated natural resource clams are unknown at this time.

The final cleanup alternatives to be selected and implemented, the costs of those alternatives, and the Corporation's share of such costs for the Fox River and the Kalamazoo River, and the ultimate costs of resolving associated natural resource claims against Fort James, are unknown at this time.

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

The Corporation was defending the claims of approximately 66,000 such plaintiffs as of June 30, 2001, and anticipates that additional claims will be filed against it over the next several years. The number of claims filed against the Corporation, and the average cost of resolving such claims, has increased somewhat over the last three years. The Corporation generally settles asbestos cases for amounts it considers reasonable given


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

On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. (GPR), a wholly owned subsidiary of the Corporation. The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged "continuing and long-term releases and threats of releases of noxious fumes, odors and harmful chemicals, including hazardous substances" from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. The Corporation has denied the material allegations of this lawsuit. While it is premature to evaluate the claims asserted in this lawsuit, the Corporation believes it has meritorious defenses. Prior to the filing of the lawsuit, the Corporation had received a number of explosion-related claims from nearby residents and businesses. These claims were for property damage, personal injury and business interruption and are being reviewed and resolved on a case-by-case basis. On January 12, 2000, five plaintiffs, including one of the class representatives in the state class action, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law. This suit alleges violations of these federal laws and certain state laws regarding the form and substance of the defendants' reporting of emissions and alleged violations of permitting requirements under certain regulations issued under the Clean Air Act. This suit seeks civil penalties of $25,000 per day, per violation, an injunction to force the defendants to comply with these laws and regulations and other relief. The defendants have denied the material allegations of the complaint. While it is premature to completely evaluate these claims, the Corporation believes it has meritorious defenses.

In August 1995, Fort James, now a wholly-owned subsidiary of the Corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc. ("CV"), (a wholly-owned subsidiary of Fort James) and CV's subsidiary Crown Paper Co. ("CP"). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to FJ in payment for the transferred assets and other consideration. CV also issued to Fort James a pay-in-kind note with a face amount of $100 million. CV shares were then spun off to the Fort James shareholders and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2001 CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and therefore that the transfer of such assets was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies.


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


13.

SELECTED FINANCIAL DATA.

The following combined financial information includes the accounts of Georgia-Pacific Group. All significant intragroup balances and transactions are eliminated in combination. Transactions with The Timber Company are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions, except per share amounts)	Three Months Ended -----------------------------		Six Months Ended ------------------------------
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,603	$ 5,589	$ 12,920	$ 11,108
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales excluding depreciation, amortization and cost of timber harvested shown below The Timber Company Third parties	12 4,986	16 4,223	29 9,912	35 8,382
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total cost of sales Selling and distribution Depreciation, amortization and cost of timber harvested The Timber Company Third parties	4,998 520 26 396	4,239 360 45 254	9,941 1,039 55 784	8,417 721 90 512
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total depreciation, amortization and cost of timber harvested General and administrative Interest	422 295 289	299 234 135	839 604 599	602 464 270
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,524	5,267	13,022	10,474
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary item, and accounting change Provision for income taxes	79 50	322 116	(102) 5	634 234
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change, net of taxes	29 - -	206 - -	(107) (12) 11	400 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 29	$ 206	$ (108)	$ 400
====================================================================================================


Basic per share: Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 0.13 - -	$ 1.21 - -	$ (0.47) (0.05) 0.04	$ 2.34 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.13	$ 1.21	$ (0.48)	$ 2.34
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share Income (loss) before extraordinary item and accounting change Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 0.13 - -	$ 1.20 - -	$ (0.47) (0.05) 0.04	$ 2.30 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.13	$ 1.20	$ (0.48)	$ 2.30
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding: Basic Diluted	226.4 229.0	170.6 172.4	225.9 225.9	171.2 173.6
====================================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Six Months Ended -----------------------------------------------
	June 30, 2001	July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net (loss) income
Adjustments to reconcile net income to cash provided
  by operations:
    Cumulative effect of accounting change, net of taxes
    Depreciation and amortization
    Cost of timber harvested - The Timber Company
    Cost of timber harvested - Third Parties
    Change in working capital
    Change in other assets and other long-term liabilities
    Other

	$ (108) (11) 706 55 78 (38) (7) 67	$ 400 - 435 90 77 (277) (65) (31)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	742	629
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investment activities
Property, plant and equipment investments
Timber purchases from The Timber Company
Timber contract purchases from third parties
Acquisitions
Proceeds from sales of assets
Other

	(381) (55) (61) (73) 666 (2)	(406) (90) (87) (2) 32 (8)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	94	(561)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities (Repayments of) additions to debt Common stock repurchased Cash dividends paid Fees paid to issue debt Proceeds from option plan exercises Other	(815) - (57) (30) 53 23	37 (62) (43) - 5 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(826)	(63)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	10 40	5 25
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 50	$ 30
====================================================================================================


COMBINED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	June 30, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $35 and $34, respectively Inventories Deferred income tax assets Other current assets	$ 50 2,720 2,732 184 448	$ 40 2,704 2,893 176 449
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	6,134	6,262
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, building, machinery and equipment, at cost Accumulated depreciation	20,638 (9,742)	21,162 (9,378)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	10,896	11,784
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	9,024	8,985
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,113	2,242
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 28,167	$ 29,273
====================================================================================================


COMBINED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	June 30, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARENT'S EQUITY Current liabilities Short-term debt Accounts payable Accrued compensation Other current liabilities	$ 2,453 1,486 315 1,055	$ 2,852 1,515 430 879
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,309	5,676
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	11,939	12,355
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,714	2,647
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,917	2,155
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	5,425	5,577
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 28,167	$ 29,273
====================================================================================================

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Georgia-Pacific Corporation-Georgia-Pacific Group
(In millions)	Three Months Ended ----------------------------------		Six Months Ended ----------------------------------
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)
 Other comprehensive (loss) income before tax:
   Foreign currency translation adjustments
   Derivative instruments
   Minimum pension liability
 Income tax benefit related to
   items of other comprehensive income

	$ 29 (9) (6) - 2	$ 206 (6) - - 3	$ (108) (35) (36) 1 14	$ 400 (11) - - 7
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)	$ 16	$ 203	$ (164)	$ 396
====================================================================================================


The following combined financial information includes the accounts of The Timber Company. All significant intracompany balances and transactions are eliminated in combination. Transactions with the Georgia-Pacific Group are not eliminated.

COMBINED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation - The Timber Company
(In millions, except per share amounts)	Three Months Ended --------------------------------		Six Months Ended -------------------------------
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales Timber-Georgia-Pacific Group Timber-third parties Delivered Stumpage Other	$ 38 15 29 7	$ 61 14 25 2	$ 84 28 54 14	$ 125 22 53 4
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	89	102	180	204
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and depletion Gain on asset sales Depreciation and depletion General and administrative Interest	30 (23) 6 9 10	28 (12) 7 11 11	62 (27) 13 18 21	49 (22) 14 20 21
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	32	45	87	82
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	57 21	57 23	93 35	122 48
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 36	$ 34	$ 58	$ 74
==================================================================================================
Basic per share: Net income Diluted per share Net income	$ 0.45 $ 0.44	$ 0.42 $ 0.42	$ 0.72 $ 0.71	$ 0.91 $ 0.91
==================================================================================================
Average number of shares outstanding: Basic Diluted	80.7 81.5	80.5 80.9	80.6 81.3	81.4 81.7
==================================================================================================


COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation - The Timber Company
(In millions)	Six Months Ended ----------------------------------------------
	June 30, 2001	July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided by operations:
    Depreciation and depletion
    Deferred income taxes
    Gain on asset sales
    Change in other assets and other liabilities

	$ 58 13 12 (27) (6)	$ 74 14 4 (22) 28
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	50	98
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Proceeds from asset sales Other	(1) (22) 28 -	(1) (37) 6 (6)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	5	(38)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Share repurchases Proceeds from option plan exercises (Repayments of) additions to long-term debt Cash dividends paid	- 19 (34) (40)	(78) 2 57 (41)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(55)	(60)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	- -	- -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ -	$ -
====================================================================================================


COMBINED BALANCE SHEETS (Unaudited)

Georgia-Pacific Corporation - The Timber Company
(In millions)	June 30, 2001	December 30, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Timber and timberlands Timberlands Fee timber Reforestation Other	$ 329 533 320 51	$ 324 531 301 64
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total timber and timberlands	1,233	1,220
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation of $45 and $43, respectively	18	18
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Note receivable	353	352
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	28	29
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 1,632	$ 1,619
====================================================================================================
LIABILITIES AND PARENT'S EQUITY Debt	$ 606	$ 640
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other liabilities	422	428
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	418	406
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities	1,446	1,474
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Parent's equity	186	145
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and parent's equity	$ 1,632	$ 1,619
====================================================================================================

COMPREHENSIVE INCOME. The Timber Company's total comprehensive income was $36 million and $58 million respectively, for the three and six months ended June 30, 2001 and was $34 million and $74 million, respectively, for the three months and six months ended July 1, 2000. Other comprehensive income was insignificant for The Timber Company during each of the three and six months ended June 30, 2001 and July 1, 2000.


14.

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

CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
==========================================================================================
Net sales	$ 5,056	$ 1,547	$ 89	$ (42)	$ 6,650
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation, depletion, amortization and cost of timber harvested shown below	4,013	985	7	(16)	4,989
Selling and distribution	361	159	-	-	520
Depreciation, depletion, amortization and cost of timber harvested	271	151	6	(26)	402
General and administrative	221	74	9	-	304
Interest	230	59	10	-	299
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,096	1,428	32	(42)	6,514
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes	(40)	119	57	-	136
Benefit (provision) for income taxes	26	(76)	(21)	-	(71)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (14)	$ 43	$ 36	$ -	$ 65
=================================================================================================


CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================
Net sales	$ 9,860	$ 3,060	$ 180	$ (91)	$ 13,009
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
Cost of sales, excluding depreciation, depletion, amortization and cost of timber harvested shown below	7,962	1,979	35	(36)	9,940
Selling and distribution	729	310	-	-	1,039
Depreciation, depletion, amortization and cost of timber harvested	536	303	13	(55)	797
General and administrative	455	149	18	-	622
Interest	473	126	21	-	620
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	10,155	2,867	87	(91)	13,018
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes, extraordinary item and accounting change	(295)	193	93	-	(9)
Benefit (provision) for income taxes	112	(117)	(35)	-	(40)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(183)	76	58	-	(49)
Extraordinary loss from early retirement of debt, net of taxes	(12)	-	-	-	(12)
Cumulative effect of accounting change, net of taxes	11	-	-	-	11
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (184)	$ 76	$ 58	$ -	$ (50)
=================================================================================================


CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Cash provided by operations	$ 573	$ 169	$ 50	$ (55)	$ 737
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment investments	(241)	(140)	(1)	-	(382)
Timber and timberlands purchases	(116)	-	(22)	55	(83)
Acquisitions	(26)	(47)	-	-	(73)
Proceeds from sales of assets	664	2	28	-	694
Other	(43)	41	-	-	(2)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	238	(144)	5	55	154
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net decrease in debt	(419)	(403)	(34)	-	(856)
Net change in intercompany payable	(380)	380	-	-	-
Proceeds from option plan exercises	53	-	19	-	72
Cash dividends paid	(57)	-	(40)	-	(97)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(803)	(23)	(55)	-	(881)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash	8	2	-	-	10
Balance at beginning of year	32	8	-	-	40
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 40	$ 10	$ -	$ -	$ 50
==================================================================================================


CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================
Assets
Current assets
Cash	$ 40	$ 10	$ -	$ -	$ 50
Receivables, less allowances	2,001	719	1	-	2,721
Inventories	1,849	883	2	-	2,734
Deferred income tax assets	184	-	-	-	184
Other current assets	350	98	22	-	470
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	4,424	1,710	25	-	6,159
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands	66	-	1,233	(11)	1,288
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	6,346	4,550	18	-	10,914
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	2,301	6,723	-	-	9,024
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,556	491	356		2,403
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 14,693	$ 13,474	$ 1,632	$ (11)	$ 29,788
=================================================================================================


CONSOLIDATING BALANCE SHEET (continued)
AS OF JUNE 30, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
=================================================================================================

Liabilities and shareholders - equity
Current liabilities
Short-term debt	$ 2,272	$ 181	$ -	$ 103	$ 2,556
Accounts payable	984	502	6	-	1,492
Other current liabilities	745	625	36	(11)	1,395
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,001	1,308	42	92	5,443
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	10,178	1,761	606	(103)	12,442
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	-	863
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,180	1,534	380	-	3,094
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,828	89	418	-	2,335
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany	(9,389)	8,726	663	-	-
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	6,032	56	(477)		5,611
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders - equity	$ 14,693	$ 13,474	$ 1,632	$ (11)	$ 29,788
=================================================================================================


15.

OPERATING SEGMENT INFORMATION. The Corporation has five reportable operating segments: building products, timber, containerboard and packaging, bleached pulp and paper, and consumer products. The following represents selected operating data for each reportable segment for the three and six months ended June 30, 2001 and July 1, 2000.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Three Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	June 30, 2001		July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[1]	$ 1,973 51 621 2,129 1,880 (4)	30% 1 9 32 28 -	$ 2,221 41 680 2,225 462 -	39% 1 12 40 8 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 6,650	100%	$ 5,629	100%
============================================================================================
INTERSEGMENT SALES Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[2]	$ 190 38 31 9 34 (302)		$ 193 61 24 7 17 (302)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
============================================================================================


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Three Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	June 30, 2001		July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[1,2]	$ 2,163 89 652 2,138 1,914 (306)	33% 1 10 32 29 (5)	$ 2,414 102 704 2,232 479 (302)	43% 2 12 40 8 (5)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 6,650	100%	$ 5,629	100%
============================================================================================
OPERATING PROFITS Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[3]	$ 69 67 103 24 227 (55)	16% 15 24 6 52 (13)	$ 182 68 141 139 48 (53)	35% 13 27 26 9 (10)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	435 (299) (71)	100% ===	525 (146) (139)	100% ===
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$ 65		$ 240
============================================================================================

1Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment) and reflected as a reduction to cost of sales on a consolidated basis.
2Elimination of intersegment sales.
3Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Six Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	June 30, 2001		July 1, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[1]	$ 3,554 96 1,233 4,339 3,793 (6)	27% 1 10 33 29 -	$ 4,354 79 1,338 4,475 939 1	39% 1 12 40 8 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 13,009	100%	$ 11,186	100%
=============================================================================================
INTERSEGMENT SALES Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[2]	$ 371 84 57 26 70 (608)		$ 388 125 43 12 27 (595)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
=============================================================================================


CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Six Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	June 30, 2001		July 1, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[1,2]	$ 3,925 180 1,290 4,365 3,863 (614)	30% 1 10 34 30 (5)	$ 4,742 204 1,381 4,487 966 (594)	42% 2 12 40 9 (5)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 13,009	100%	$ 11,186	100%
=============================================================================================
OPERATING PROFITS Building products Timber Containerboard and packaging Bleached pulp and paper Consumer products Other[3]	$ 45 114 191 81 328 (148)	7% 19 31 13 54 (24)	$ 388 143 272 253 100 (109)	37% 14 26 24 10 (11)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense Provision for income taxes	611 (620) (40)	100% ===	1,047 (291) (282)	100% ===
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(49)		474
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss from early extinguishment of debt, net of taxes Cumulative effect of accounting change, net of taxes	(12) 11		- -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (50)		$ 474
=============================================================================================

1Represents the elimination of hunting lease income reflected in net sales for The Timber Company (the timber segment) and reflected as a reduction to cost of sales on a consolidated basis.
2Elimination of intersegment sales.
3Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.


Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

The Corporation reported consolidated net sales of approximately $6.6 billion for the second quarter of 2001 and $5.6 billion for the second quarter of 2000. Net income for the 2001 second quarter was $65 million compared with $240 million in 1999. Included in 2001 are $1.5 billion of net sales from the recently acquired Fort James operations.

Interest expense increased $153 million to $299 million in the second quarter of 2001, compared with $146 million in the second quarter of 2000, principally as a result of higher debt levels incurred as a result of the Fort James acquisition, offset somewhat by lower average interest rates.

The effective tax rate used to calculate the provision (benefit) for income taxes was 52% for the second quarter of 2001 and 37% for the second quarter 2000. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions. In 2000, the effective tax rate differed from the statutory rate primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business combinations.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $2,163 million for the second quarter of 2001 compared with $2,414 million in 2000. Operating profits were $69 million in 2001 compared with $182 million in 2000. Included in 2001 operating profits is a one-time charge of $67 million associated with plant closures and indefinite production curtailments in the gypsum business. Excluding this one-time charge, return on sales decreased to 6% for the three months ended June 30, 2001 compared with 8% for the same period in 2000. The decrease in quarter-over-quarter profits resulted principally from a 12% decrease in average particleboard prices, a 20% decrease in oriented strandboard average selling prices, 38% lower average selling prices in gypsum, combined with 12% lower sales volume for gypsum and 16% lower sales volume for particleboard. These reductions of operating profits were offset by a 12% increase in average selling prices for softwood lumber, a 3% increase in average selling prices for plywood and an overall decrease in wood costs of approximately $35 million. Despite recent seasonal selling price increases, the Corporation expects declining selling prices for its plywood, oriented strand board, lumber and particleboard during the remainder of 2001. The Corporation also expects its gypsum business to return to profitability during the second half of 2001.

TIMBER
The timber segment reported net sales of approximately $89 million and $102 million for the second quarter of 2001 and 2000, respectively. Operating profits were $67 million for the second quarter of 2001, compared to $68 million for the same period in 2000. Gains from tactical land sales increased $11 million to $23 million during the second quarter of 2001, compared with $12 million in the second quarter of 2000. The Corporation expects prices for logs to increase during the second half of the year.

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $652 million and operating profits of $103 million in the second quarter of 2001, compared with net sales of $704 million and operating profits of $141 million in the second quarter of 2000. Return on sales was 16% and 20% in the second quarter of 2001 and 2000, respectively. The decrease in operating profits was due primarily to decreased average selling prices for medium and linerboard of 12% and 5%, respectively, over year ago prices, and a 12% decrease in sales volume for medium. These decreases were offset slightly by lower secondary fiber costs. During May 2001, the Corporation ceased production at a paper machine at the Toledo mill. During the second quarters of 2001 and 2000, the Corporation incurred market-related paper machine slowback or downtime at its containerboard mills, resulting in a reduction in containerboard production of approximately 53,000 tons and 78,000 tons, respectively. During the second half of 2001, the


Corporation expects pricing for the containerboard and packaging segments to remain steady and will incur market-related downtime or slowbacks as necessary to avoid excessive inventory.

BLEACHED PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $2,138 million and operating profits of $24 million in the 2001 second quarter. For the same period in 2000, the segment reported net sales of $2,232 million and operating profits of $139 million. Return on sales decreased to 1% compared with 6% for the same period a year ago. The decrease in 2001 operating profits is primarily due to a 30% decrease in average market pulp prices, a 10% decline in average pricing for fluff pulp, and a 3% decrease in paper selling prices. These price declines were offset slightly by an increase in sales volumes for pulp and paper. The Corporation expects selling prices for pulp and paper to continue to decrease through the third quarter of 2001.

CONSUMER PRODUCTS
Net sales and operating profits for the consumer products segment were $1,914 million and $227 million, respectively, for the quarter ended June 30, 2001, which included net sales and operating profits of $1,547 million and $178 million, respectively, from the operations of Fort James that were acquired at the end of November 2000. The results of operations of Fort James were consolidated with those of the Corporation beginning in the fiscal month of December 2000. Second quarter 2000 net sales and operating profits were $479 million and $48 million, respectively. Return on sales increased to 12% in the second quarter of 2001 compared with 10% during the same period in 2000.

First quarter 2001 net sales and operating profits for this segment were $1,949 million and $101 million, respectively. Excluding a one-time charge of $82 million related to the closure of the Bellingham pulp and lignin operations, return on sales increased to 12% in the second quarter from 9% in the first quarter. This increase in operating profits was due primarily to a 5% increase in average selling prices for Dixie products, higher profitability in Europe, and a increases in sales volumes for commercial tissue and Dixie products of 11% and 22%, respectively, offset by a slight decline in pricing for the segment's tissue products.

The Corporation expects continued strength in its consumer products businesses for the rest of 2001, resulting from strong retail tissue results despite softening selling prices for its commercial tissue products. Dixie product prices are expected to continue to increase through the third quarter of 2001, ending at levels above year-end 2000.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $2 million to a loss of $55 million in 2001 from a loss of $53 million in the 2000 second quarter.


YEAR-TO-DATE 2001 COMPARED WITH YEAR-TO-DATE 2000

The Corporation reported consolidated net sales of $13.0 billion and a net loss of $50 million for the six months ended June 30, 2001, compared with net sales of $11.2 billion and net income of $474 million for the six months ended July 1, 2000. Included in the first six months of 2001 are $3.1 billion from the recently acquired Fort James operations.

Interest expense increased $329 million to $620 million in the first half of 2001 compared with $291 million in the first half of 2000, principally as a result of higher debt levels, offset somewhat by lower average interest rates.

The effective tax rate used to calculate the provision (benefit) for income taxes was more than 100% for the first six months of 2001 and 37% for the first six months of 2000. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions. In 2000, the effective tax rate differed from the statutory rate primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business combinations.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $3,925 million and operating profits of $45 million for the six months ended June 30, 2001, compared with net sales of $4,742 million and operating profits of $388 million in 2000. Included in the 2001 results is a one-time charge of $67 million related to plant closures and indefinite production curtailments in the gypsum business. Excluding this charge, return on sales decreased to 3% from 8% a year ago. The decrease in sales and operating profits resulted from a decrease in overall selling prices and volumes. Average selling prices for plywood, particleboard, oriented strand board and gypsum decreased 23%, 11%, 31% and 37%, respectively. Sales volumes for plywood, softwood lumber, particleboard and oriented strand board also decreased 10%, 20%, 20% and 9%, respectively. These declines were offset slightly by decreased wood costs.

TIMBER
The Corporation's timber segment reported net sales of approximately $180 million and operating profits of $114 million for the six-month period ended June 30, 2001, compared to net sales of $204 million and operating profits of $143 million for the six-months ended July 1, 2000. The decrease in year-over-year profits is due to a decline in both sales volume and selling prices, offset slightly by an increase in gains on tactical land sales.

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $1,290 million and operating profits of $191 million in the first half of 2001 compared with net sales of $1,381 million and operating profits of $272 million in the same 2000 period. During the first six months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales decreased to 15% in 2001 compared to 18% in 2000. The decrease in year-over-year operating profit was due primarily to 4% lower average selling prices and a 12% decline in sales volume for medium and 7% decline in sales volume for packaging products in the first half of 2001 compared to the prior year. During the first half of 2001 and 2000, the Corporation incurred market-related paper machine slowback or shutdowns at its containerboard mills, resulting in a reduction in containerboard production of approximately 102,000 tons and 166,000 tons, respectively.

BLEACHED PULP AND PAPER
The Corporation's bleached pulp and paper segment reported net sales of $4,365 million and operating profits of $81 million for the six-month period ended June 30, 2000, compared with net sales of $4,487 million and operating profits of $253 million in 2000. Return on sales decreased to 2% compared with 6% for the same period a year ago, principally due to a 14% decrease in average prices and a 3% decline in sales volumes for the Corporation's market pulp products. These declines were offset slightly by increases in sales volume for fluff pulp and paper products of 7% and 20%, respectively.


CONSUMER PRODUCTS
Net sales and operating profits for the consumer products segment were $3,863 million and $328 million, respectively for the first half of 2001 compared with net sales of $966 million and operating profits of $100 million during the same period in 2000. Included in the 2001 results are net sales and operating profits of $3,060 and $319 million, respectively, from the recently acquired Fort James operations. Operating profits for the first half of 2001 also include a one-time charge of $82 million related to the closure of the Bellingham pulp and lignin operations. Excluding this one-time charge, return on sales increased slightly to 11% in 2001 from 10% in 2000.

In connection with the acquisition of Fort James, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) on March 2, 2001. Net sales and operating profits related to these operations were $102 million and $3 million in the first half of 2001, respectively, compared to $338 million and $5 million, respectively, in the first half of 2000.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by 36% to a loss of $148 million in the first half of 2001 from a loss of $109 million in the first half of 2000. This increase was primarily a result of higher legal and environmental expenses, higher expenses associated with the Corporation's captive insurance program, increased foreign currency transaction losses, and higher corporate marketing expenses.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $737 million for the six months ended June 30, 2001 compared with $636 million a year ago. The increase in cash provided from operating activities is primarily a result of a significant reduction in working capital levels.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended June 30, 2001 were $382 million, which included $59 million in the building products segment, $1 million in the timber segment, $44 million in the containerboard and packaging segment, $87 million in the bleached pulp and paper segment, $167 in the consumer products segment and $24 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $900 million in 2001.

Cash invested in timber and timberlands was $83 million in the first six months of 2001 compared with $124 million in 2000.

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation ("Fort James") for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through June 30, 2001, the Corporation had paid approximately $6,187 million in cash ($47 million of which was paid during the first six months of 2001) and issued approximately 53.9 million shares of Georgia-Pacific Group common stock (0.2 million shares of which were issued during the first six months of 2001) valued at $1,484 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). The Corporation expects to pay an additional $9 million in cash and issue approximately 77,000 shares valued at $2 million for Fort James common stock that had not been tendered as of June 30, 2001.

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

During the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation retained a 54 percent interest in the joint venture. This investment in the joint venture is accounted for under the equity method.

In July 2001, the Corporation acquired an additional 27 percent interest in this joint venture for approximately $35 million. The results of operations of this joint venture will be consolidated with those of the Corporation beginning in July 2001. As part of the transaction agreement, the Corporation has the option to buy from the joint venture partner, and the joint venture partner has the option to sell to the Corporation, the joint venture partner's remaining 19 percent interest in the joint venture for $25 million in early 2002.

During the first six months of 2001, the Corporation received $694 million of proceeds from the sale of assets, compared with $38 million in the same period of 2000. In connection with the acquisition of Fort James and pursuant to a consent decree with the U. S. Department of Justice, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million . The sale was completed on March 2, 2001, with net proceeds of approximately $582 million used to repay debt. These assets had been written down to net realizable value in 2000; accordingly, no significant gain or loss was recognized upon completion of the sale. During the second quarter of 2001, the Corporation sold a lumber mill and a paper distribution business for a total of $60 million in cash and recognized a pre tax gain of $22 million. During the first quarter of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.4 million.


On July 18, 2000, the Corporation signed a definitive agreement to merge The Timber Company with and into Plum Creek. Under the agreement, The Timber Company shareholders will receive 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which includes the incurrence by Plum Creek of an amount of debt sufficient to relieve the Corporation's debt attributed to The Timber Company, which was approximately $715 million as of June 30, 2001, after adjusting for the transfer of an installment note and payment for the insurance policies (discussed below), is valued at approximately $3.8 billion. Plum Creek will assume a 10-year timber supply agreement between Georgia-Pacific Group and The Timber Company. The transaction was originally conditioned upon receipt of a private letter ruling from the Service that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the split-off of The Timber Company from the Corporation and the subsequent merger with Plum Creek will be tax-free to the Corporation and to the shareholders of The Timber Company. The transaction is subject to approval by the shareholders of both Plum Creek and The Timber Company and the satisfaction of customary closing conditions. The Corporation will treat The Timber Company as a discontinued operation once the shareholders approve the transaction. The Corporation expects this transaction to be completed by the end of 2001.

The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden on proof of business purpose necessary for the transaction to receive an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. Based on discussion with the Service and the advice of legal counsel, the companies believe the transaction will not be taxable to the Corporation or the shareholders of The Timber Company. As an added measure to reduce the uncertainty concerning any possible tax risks associated with the transaction, the companies will obtain up to $500 million in tax liability insurance.

In June 2001, the Corporation and Domtar completed a definitive agreement for Domtar to acquire a portion of the Corporation's pulp and paper assets for $1.65 billion in cash. The assets involved in this transaction are the Corporation's stand-alone uncoated white paper mills at Ashdown, Ark.; Nekoosa and Port Edward, Wis.; and Woodland, Maine, as well as associated pulp facilities. The sale, which is subject to customary approvals, is expected to be completed in the third quarter of 2001. The Corporation will use the proceeds from the sale to repay debt. The Corporation expects to record a gain on this transaction in the third quarter of 2001.

FINANCING ACTIVITIES. The Corporation's debt was $14,998 million, $14,392 million of which was allocated to the Georgia-Pacific Group and $606 million of which was allocated to The Timber Company. The debt allocated to each group bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At June 30, 2001, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 6.66% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities.

As of June 30, 2001, the Corporation had commitments totaling $900 million and CN$95 million (approximately $63 million) under its U.S. and Canadian accounts receivable secured borrowing programs, respectively, of which $850 million and CN$95 million was outstanding under these programs. The U.S. agreement expires in October 2001 and the Canadian agreement expires in May 2004. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On June 25, 2001, the Corporation redeemed $42 million of its 7.90% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million 6.50% fixed rate industrial revenue bonds due June 1, 2031.

The Corporation has restrictive covenants under its unsecured revolving credit facility that require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.75 to 1.00 on June 30, 2001; 4.50 to 1.00 on September 29, 2001 and December 29, 2001; 4.25 to 1.00 on March 30, 2002; and 4.00 to 1.00 on June 29, 2002 and thereafter. The restrictive covenants also


require a minimum net worth that changes quarterly. The Corporation was in compliance with its debt covenants as of June 30, 2001. The temporary credit facility totaled $4,650 million with terms ranging from 6 to 18 months, and the permanent credit facility totaled $2,250 million with a term of 5 years as of June 30, 2001. Also, $838 million of committed credit was available in excess of all borrowings outstanding under or supported by these credit facilities as of June 30, 2001. On May 25, 2001, the Corporation amended its $650 million North American Timber revolving credit facility by extending the term from May 28, 2001 to November 28, 2001.

On May 8, 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.50% Notes Due March 15, 2006, $600 million of 8.125% Notes Due March 15, 2011, and $400 million of 8.875% Notes Due March 15, 2031. The underwriting fee associated with the transaction totaling $10.4 million will be expensed over the life of the notes.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011. The Corporation recorded an after-tax extraordinary loss of approximately $12 million related to this redemption during the 2001 first quarter, which was allocated to Georgia-Pacific Group.

In January 2001, the Corporation entered into several interest rates exchange agreements that effectively converted $1,500 million of floating rate obligations with a weighted average interest rate of 4.5% as of June 30, 2001 to fixed rate obligations with a weighted average interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately .84 years as of June 30, 2001.


The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of June 30, 2001. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.
(In millions) ---------------	2001 -------	2002 -------	2003 -------	2004 -------
Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Credit facilities	$ 650	$ 2,500	-	-
Average interest rate	5.0%	5.3%	-	-
Notes and debentures	$ 141	$ 459	$ 581	$ 337
Average interest rates	8.4%	8.9%	6.7%	6.7%
Euro-denominated bonds	-	-	-	$ 255
Average interest rates	-	-	-	4.8%
Revenue bonds	$ 7	$ 74	$ 1	$ 31
Average interest rates	3.7%	3.8%	4.6%	3.5%
Capital leases	$ 1	$ 4	$ 3	$ 5
Average interest rates	8.1%	9.6%	9.5%	9.9%
European debt	$ 19	$ 19	$ 19	$ 17
Average interest rates	6.5%	7.5%	7.5%	7.3%
Other loans	-	4	-	-
Average interest rates	-	5.3%	-	-
Senior deferrable notes	-	$ 863	-	-
Average interest rates	-	7.2%	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	-	$ 1,657	$ 300	-
Average interest rate paid (fixed)	-	5.9%	5.9%	-
Average interest rate received (variable)	-	4.5%	5.2%	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	-	-
Average interest rate cap	-	-	-	-
Average interest rate floor	-	-	-	-


(In millions) ---------------	2005 -------	Thereafter -------------	Total -------	Fair value June 30, 2001 ---------------
Debt
Commercial paper and other short-term notes	-	$ 1,188	$ 1,188	$ 1,188
Average interest rates	-	4.5%	4.5%	4.5%
Credit facilities	$ 2,450	-	$ 5,600	$ 5,600
Average interest rates	5.4%	-	5.3%	5.3%
Notes and debentures	6-	$ 5,306	$ 6,830	$ 6,639
Average interest rates	6.0%	8.2%	8.1%	8.0%
Euro-denominated bonds	-	-	$ 255	$ 242
Average interest rates	-	-	4.8%	6.7%
Revenue bonds	$ 21	$ 698	$ 832	$ 797
Average interest rates	5.6%	5.6%	5.4%	7.7%
Capital leases	$ 6	$ 115	$ 134	$ 137
Average interest rates	10.1%	10.3%	10.2%	8.2%
European debt	$ 6	$ 26	$ 106	$ 103
Average interest rates	6.6%	6.0%	6.9%	8.6%
Other loans	-	-	$ 4	$ 4
Average interest rates	-	-	5.4%	5.4%
Senior deferrable notes	-	-	$ 863	$ 887
Average interest rates	-	-	7.2%	5.4%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 1,957	$ (38)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	4.6%	4.6%
Notional amount of interest rate exchange agreements (rate collar)	$ 47	-	$ 47	$ 1
Average interest rate cap	7.5%	-	7.5%	7.5%
Average interest rate floor	5.5%		5.5%	5.5%

The Corporation has the intent and ability to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2005.

The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes foreign exchange contracts. As of June 30, 2001, the Corporation had outstanding foreign exchange contracts with notional amounts of $4 million to hedge firm and anticipated purchase commitments and firm sales commitments denominated in foreign currencies. At June 30, 2001, the Corporation had outstanding approximately $223 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations

The Corporation's senior management establishes the parameters of the Corporation's financial risk, which have been approved by the Board of Directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.


The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction-specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

In November of 2000, the Corporation acquired Fort James (see Note 6). Through June 30, 2001, the Corporation has issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.4 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of June 30, 2001. Effective with the agreement to dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of The Timber Company stock.

During the first six months of 2000, the Corporation purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $62 million ($36.14 average per share), all of which were held as treasury stock at July 1, 2000. In February 2000 the Board of Directors approved the Corporation's purchase of up to $100 million of Georgia-Pacific Group's common shares in each of February, March and April 2000 despite the Corporation and Georgia-Pacific Group being above target debt levels. During the first six months of 2000, the Corporation purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at July 1, 2000.

During the first six months of 2001, the Corporation paid dividends totaling $57 million and $40 million, for Georgia-Pacific Group and The Timber Company, respectively. During the first six months of 2000, the Corporation paid dividends totaling $43 million and $41 million for Georgia-Pacific Group and The Timber Company, respectively.

In 2001, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER. The Corporation employs approximately 85,000 people, approximately 32,000 of whom are members of unions. The Corporation considers it relationship with its employees to be good. Sixty-five union contracts are subject to negotiation and renewal in 2001, including ten at large paper facilities. Ten contracts were renewed during the first half of 2001.

On January 1, 1999, eleven of the fifteen members of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and a single new currency (the "Euro"). For a three-year transition period, transactions can be conducted in both the Euro and the Legacy Currencies but all corporate transactions and records must legally be maintained in Euros effective January 1, 2002. The adoption of the Euro will affect a multitude of financial systems and business applications. The Corporation has operations in seven of the Participating Countries, which adopted the Euro effective January 2001, and has product sales in ten of the Participating Countries. The Corporation's European businesses affected by the Euro conversion have established plans to address the information system issues and the potential business implications of converting to a common currency. As of June 30, 2001, the Corporation's financial information technology systems were capable of processing Euro-denominated transactions but the Euro is not yet the reporting or functional currency for any part of our business. The Corporation believes it will be able to modify the remaining business activities to complete the process of conversion and transition to the Euro as our functional business currency prior to year-end 2001 for the countries concerned. The Corporation is unable to determine the financial effect of the conversion on its operations, if any, since such effect depends on the competitive conditions which exist in the various regional markets in which the Corporation operates and potential actions which may or may not be taken by the Corporation's competitors, customers and suppliers.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including


amortization of goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements.

In July 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

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


PART II - OTHER INFORMATION

---------------------------
GEORGIA-PACIFIC CORPORATION
JULY 1, 2000
Item 1.	Legal Proceedings

The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Corporation was held on May 1, 2001. At the annual meeting, the following matters were voted on:

Shareholders elected six directors for one, two and three-year terms expiring at the Annual Meetings in 2002, 2003 and 2004, or until their successors are elected and qualified. The vote tabulation for individual directors was:

Directors	For	Withheld

Worley H. Clark	248,906,434	2,042,899
Barbara L. Bowles	248,966,844	1,982,489
Donald V. Fites	248,881,445	2,067,888
David R. Goode	249,165,187	1,784,146
James B. Williams	249,097,574	1,851,759
John D. Zeglis	248,969,468	1,979,865

Other directors whose term of office as a director continued after the meeting were James S. Balloun, Alston D. Correll, Jane Evans, Richard V. Giordano, M. Douglas Ivester, James P. Kelly and Louis W. Sullivan, M.D.

A Company proposal requesting shareholder reapproval of Georgia-Pacific Corporation Economic Value Incentive Plan was approved with 240,983,033 votes in favor, 8,167,611 votes against and 1,798,689 votes abstaining.

The text of the above proposal is incorporated by reference to Item 2 of the Corporation's definitive Proxy Stated dated March 29, 2001, filed with the SEC pursuant to Regulation 14A on March 29, 2001.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 3.2 -	Bylaws, as amended to date.(1)
	(b)	Reports on Form 8-K
During the first quarter of 2001, the Corporation filed a report on Form 8-K on April 19, 2001.
		Item 5.	Other Events - On April 19, 2001 the Company issued press releases regarding

earnings for the first quarter of 2001 for Georgia-Pacific Group and The Timber Company.
Item 7.	Financial Statements and Exhibits.
Also during the first quarter of 2001, the Corporation filed a report on Form 8-K on April 30, 2001.
Item 5.

Other Events - On April 30, 2001, the Corporation issued a press release regarding the Company and Domtar, Inc. signing a letter of intent for Domtar to acquire G-P paper manufacturing assets in Arkansas, Maine and Wisconsin

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits.
Also during the first quarter of 2001, the Corporation filed a report on Form 8-K on June 4, 2001.
Item 5.

Other Events - On June 4, 2001, the Corporation issued a press release regarding the Corporation reaching a definitive agreement to sell paper manufacturing assets in Arkansas, Maine and Wisconsin to Domtar, Inc.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits.
Also during the first quarter of 2001, the Corporation filed a report on Form 8-K on June 12, 2001.
Item 5.

Other Events - On June 12, 2001, Georgia-Pacific Corporation ("Georgia-Pacific") and Plum Creek Timber Company ("Plum Creek") announced that Plum Creek, Georgia-Pacific and North American Timber Corp., GPW Timber, Inc., NPI Timber, Inc., GNN Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., each a wholly owned subsidiary of Georgia-Pacific (each a "Spinco" and collectively "Spincos"), had entered into Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (the "Merger Agreement Amendment"), which amends the Agreement and Plan of Merger, dated as of July 18, 2000 (as amended, the "Merger Agreement"), pursuant to which each of the Spincos will merge with and into Plum Creek, with Plum Creek as the surviving corporation (the "Mergers"). Holders of Georgia-Pacific Corporation-Timber Company Common Stock, par value $0.80 per share ("Timber Stock"), will continue to receive 1.37 shares of Plum Creek common stock, par value $.01 per share ("Plum Creek Common Stock"), for each share of Timber Stock.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits.

(1)        Previously filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2001	GEORGIA-PACIFIC CORPORATION (Registrant)
by /s/Danny W. Huff ---------------------------- Danny W. Huff, Executive Vice President - Finance and Chief Financial Officer
by /s/James E. Terrell ---------------------------- James E. Terrell, Vice President and Controller (Chief Accounting Officer)
