Form 10-Q
period 2001-09-29
GEORGIA PACIFIC CORP
filed 2001-11-05
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 29, 2001

or

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
(404) 652 - 4000
(Telephone Number of Registrant)
-------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.       Yes   X             No

As of the close of business on November 1, 2001, Georgia-Pacific Corporation had 229,769,861 shares of Georgia-Pacific Group Common Stock outstanding.

PART I - FINANCIAL INFORMATION
------------------------------------------

Item 1.               Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
(In millions, except per share amounts)	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,306	$ 5,432	$ 19,226	$ 16,540
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses: Cost of sales Selling and distribution Depreciation and amortization General and administrative Interest Other expense	4,798 504 319 285 254 68	4,286 367 211 228 128 -	14,842 1,576 1,025 886 853 68	12,870 1,088 646 692 398 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,228	5,220	19,250	15,694
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes Provision for income taxes	78 260	212 82	(24) 265	846 316
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operations, net of taxes	(182) 15	130 32	(289) 73	530 106
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change, net of taxes	(167) - -	162 - -	(216) (12) 11	636 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (167)	$ 162	$ (217)	$ 636
==================================================================================================
Georgia-Pacific Group: (Loss) income from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ (182) - -	$ 130 - -	$ (289) (12) 11	$ 530 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (182)	$ 130	$ (290)	$ 530
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic per share: (Loss) income from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ (0.80) - -	$ 0.76 - -	$ (1.27) (0.05) 0.04	$ 3.10 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.80)	$ 0.76	$ (1.28)	$ 3.10
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Diluted per share (Loss) income from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ (0.80) - -	$ 0.76 - -	$ (1.27) (0.05) 0.04	$ 3.07 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.80)	$ 0.76	$ (1.28)	$ 3.07
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options Employee stock purchase plans	228.7 - -	170.6 0.1 0.4	226.9 - -	171.0 1.6 0.2
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	228.7	171.1	226.9	172.8
==================================================================================================
The Timber Company: Income from discontinued operations, net of taxes Basic per common share Diluted per common share	$ 15 $ 0.18 $ 0.18	$ 32 $ 0.40 $ 0.40	$ 73 $ 0.90 $ 0.89	$ 106 $ 1.31 $ 1.30
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options	81.7 0.7	79.9 1.1	80.9 0.8	80.9 0.5
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	82.4	81.0	81.7	81.4
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Nine Months Ended ----------------------------------------
(In millions)	Sept. 29, 2001	Sept. 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net (loss) income
Adjustments to reconcile net income to cash provided by operations:
  Cumulative effect of accounting change, net of taxes
  Depreciation and amortization
  Deferred income taxes
  Loss (gain) on disposal of assets, net
  Change in working capital
  Other

	$ (217) (11) 1,047 9 31 380 (23)	$ 636 - 666 12 (61) 15 (97)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	1,216	1,171
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Net proceeds from sales of assets Other	(528) (31) (110) 2,292 (36)	(615) (47) (2) 46 (14)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	1,587	(632)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Net decrease in short-term debt
Stock repurchases
Cash dividends paid
Proceeds from option plan exercises
Fees paid to issue debt

	(2,566) 538 (722) - (146) 124 (30)	(45) 21 (266) (140) (125) 18 (1)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(2,802)	(538)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	1 40	1 25
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 41	$ 26
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	Sept. 29, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $31 and $34, respectively Inventories Deferred income tax assets Net assets of discontinued operations Other current assets	$ 41 2,669 2,530 184 329 381	$ 40 2,704 2,893 176 145 449
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	6,134	6,407
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	18,768 (8,804)	21,162 (9,378)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	9,964	11,784
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	8,399	8,985
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,813	2,242
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 26,310	$ 29,418
==================================================================================================

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	Sept. 29, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Bank overdrafts, net Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 171 1,953 668 1,426 280 1,414	$ 293 2,327 232 1,515 430 879
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,912	5,676
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	9,680	12,355
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,433	2,647
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,903	2,155
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Shareholders' equity
   Common stock
    Georgia-Pacific Group, par value $.80; 400,000,000
      shares authorized; 229,885,000 and 224,844,000 shares issued
    The Timber Company, par value $.80; 250,000,000
      shares authorized; 96,669,000 and 94,571,000 shares issued
   Treasury stock, at cost
    14,387,000 shares of The Timber Company common stock
   Additional paid-in capital
   Retained earnings
   Long-term incentive plan deferred compensation
   Accumulated other comprehensive loss

	187 (330) 2,612 3,100 (3) (47)	182 (330) 2,427 3,463 (4) (16)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	5,519	5,722
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 26,310	$ 29,418
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
(In millions)	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Net (loss) income
 Other comprehensive income (loss) before tax:
   Foreign currency translation adjustments
   Derivative instruments
   Unrealized losses on securities
   Minimum pension liability
 Income tax benefit related to
   items of other comprehensive income

	$ (167) 40 (18) (1) (3) 7	$ 162 (4) - - - 3	$ (217) 5 (54) (1) (2) 21	$ 636 (15) - - - 10
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income	$ (142)	$ 161	$ (248)	$ 631
===================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
Sept. 29, 2001
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

The Corporation classifies certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $72 million and $455 million for the three and nine months ended September 29, 2001, respectively. Shipping and handling costs included in selling and distribution expenses were $116 million and $350 million for the three and six months ended September 30, 2000, respectively.

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

In August 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30) for the disposal of a segment of a business( as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

2.

PROVISION FOR INCOME TAXES. The effective tax rate used to calculate the provision (benefit) for income taxes was more than 100% for both the third quarter and first nine months of 2001, and was 39% and 37% for the third quarter and first nine months of 2000, respectively. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 6). In 2000, the effective tax rate differed from the statutory rate primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business combinations.

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

Nine Months Ended -----------------------------------------------
(In millions)	Sept. 29, 2001	Sept. 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest costs Interest capitalized	$ 861 (8)	$ 406 (8)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 853	$ 398
==================================================================================================
Interest paid	$ 811	$ 421
==================================================================================================
Income taxes (refunded) paid, net	$ (16)	$ 331
==================================================================================================

5.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value pool method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	Sept. 29, 2001	December 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 607 1,602 498 (177)	$ 655 1,868 548 (178)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,530	$ 2,893
==================================================================================================

6.

DIVESTITURES AND ACQUISITIONS. On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation's stand-alone uncoated fine paper mills at Ashdown, Ark.; Nekoosa and Port Edwards, Wis.; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the proceeds of approximately $1,529 million to repay debt. In connection with this sale, the Corporation recorded a pre tax loss of $68 million in the third quarter of 2001 in the bleached pulp and paper segment. This loss was reflected in Other expense on the accompanying consolidated statements of income. In addition, the Corporation recorded a provision for income taxes of $195 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

*

On October 5, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek Timber Company ("Plum Creek"). In accordance with the merger agreement, The Timber Company shareholders received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the incurrence by Plum Creek of $633 million of debt as of September 29, 2001, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between Georgia-Pacific Group and The Timber Company.

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the "Service") that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. Based on discussion with the Service and the advice of legal counsel, the companies believe the transaction will not be taxable to the Corporation or the shareholders of The Timber Company. As an added measure to reduce the uncertainty concerning any possible tax risks associated with the transaction, the Corporation obtained up to $500 million in tax liability insurance.

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements. The components of net assets of discontinued operations are as follows:

(In millions)	Sept. 29, 2001	December 30, 2000
----------------------------------------------------------------------------------------------------------------------------------------
Timber and timberlands Other assets Debt Other liabilities	$ 1,209 415 (633) (662)	$ 1,220 399 (640) (834)
----------------------------------------------------------------------------------------------------------------------------------------
Net assets of discontinued operations	$ 329	$ 145
=============================================================================

Operating results of the discontinued operation were as follows:

	Three Months Ended ----------------------------------		Nine Months Ended ----------------------------------
(In millions)	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 106	$ 95	$ 286	$ 299
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes Provision for income taxes	39 (24)	52 (20)	132 (59)	174 (68)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations	$ 15	$ 32	$ 73	$ 106
==================================================================================================

*

During the first nine months of 2001, the Corporation sold a lumber mill, industrial wood products property and certain paper distribution assets for a total of $76 million in cash and recognized a pre tax gain of $28 million.

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

*

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation ("Fort James") for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through September 29, 2001, the Corporation had paid approximately $6,189 million in cash and issued approximately 53.9 million shares of Georgia-Pacific Group common stock valued at $1,485 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). The Corporation expects to pay an additional $7 million in cash and issue approximately 65,000 shares valued at $2 million for Fort James common stock that had not been tendered as of September 29, 2001. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

Fort James' results of operations were consolidated with those of the Corporation beginning in December 2000. The Corporation has accounted for this business combination using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary as of September 29, 2001, and is subject to change pending finalization of studies of fair value and the finalization of management's plans to restructure certain operations. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The preliminary allocation of net cash paid for the Fort James acquisition as of September 29, 2001 is summarized as follows:

In millions
Current assets Property, plant and equipment Other noncurrent assets Goodwill and other intangible assets Liabilities Common stock issued and value of stock options converted	$ 1,741 4,617 801 6,869 (6,238) (1,601)
---------------------------------------------------------------------------------------------------------------------
Net cash paid for Fort James	$ 6,189
==================================================================

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

In millions, except per share amounts	Quarter Ended Sept. 30,2000 Pro forma	Nine Months Ended Sept. 30,2000 Pro forma
-----------------------------------------------------------------------------------------------------------------------------------------------------
Georgia-Pacific Corporation:
Net sales Income before extraordinary item and accounting change Net income	$ 7,083 156 156	$ 21,345 621 621
Georgia-Pacific Group data:

Net sales
  Income before extraordinary item and
    accounting change
  Net income
  Basic per share from income before
    extraordinary item and accounting change
  Diluted per share from income before
    extraordinary item and accounting change
  Basic earnings per share
  Diluted earnings per share

	7,053 124 124 0.55 0.55 0.55 0.55	21,237 515 515 2.29 2.28 2.29 2.28

The Timber Company's results of operations are not impacted by the Fort James transaction.

*

Pursuant to a consent decree executed with the U. S. Department of Justice in connection with the Fort James acquisition, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $581 million used to repay debt. These assets had been written down to net realizable value in the fourth quarter of 2000; accordingly, no significant gain or loss was recognized upon completion of the sale.

*

During the first nine months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.9 million ($15.6 million after tax, or $0.09 diluted earnings per Georgia-Pacific Group share).

*

Also during the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation retained a 54 percent interest in the joint venture. This investment in the joint venture was accounted for under the equity method until July 2001.

In July 2001, the Corporation acquired an additional 27 percent interest in this joint venture for approximately $35 million. The results of operations of this joint venture were consolidated with those of the Corporation beginning in July 2001. The Corporation has accounted for this acquisition using the purchase method to record a new cost basis for the additional share of assets acquired and liabilities assumed. As part of the transaction agreement, the Corporation has the option to buy from the joint venture partner, and the joint venture partner has the option to sell to the Corporation, the joint venture partner's remaining 19 percent interest in the joint venture for $25 million. The Corporation expects to exercise this option in November 2001.

7.

RESTRUCTURING AND ASSET IMPAIRMENTS. In June 2001, the Corporation announced that it would close gypsum wallboard plants at Savannah, Ga.; Long Beach, Calif.; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle commodity wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kan.; and reduce operations at its remaining 13 gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation's gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a charge of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closure costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. During the second and third quarters of 2001, 225 employees were terminated and approximately $3 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through September 29, 2001:

In millions Type of Cost	Liability Established In June 2001	Usage	Liability Balance at Sept. 29, 2001
===================================================================
Asset write off and impairment Employee termination Facility closing costs	$ 57 5 5	$ (42) (3) -	$ 15 2 5
----------------------------------------------------------------------------------------------------------------------
Total	$ 67	$ (45)	$ 22
===================================================================

*

On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a charge of approximately $57 million for the write-off of assets, approximately $17 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closure costs. Of the $86 million total liability, $82 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. During the second and third quarters of 2001, 404 employees were terminated and approximately $14 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through September 29, 2001:

In millions Type of Cost	Liability Established During 2001	Usage	Liability Balance at Sept. 29, 2001
====================================================================
Write-off of assets Employee termination Facility closing costs	$ 57 17 12	$ (10) (14) (5)	$ 47 3 7
------------------------------------------------------------------------------------------------------------------------
Total	$ 86	$ (29)	$ 57
====================================================================

*

In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $57 million for employee termination costs relating to approximately 520 hourly and salaried employees. During 2001, approximately 223 employees were terminated and approximately $31 million of the reserve was used to pay termination benefits. The Corporation has not finalized its plans for manufacturing and distribution activities related to this acquisition. Finalization of these plans may result in additional liabilities being recorded as part of the purchase price or as charges to earnings. The following table provides a rollforward of the employee termination reserve from December 30, 2000 through September 29, 2001:

In millions Type of Cost	Balance Dec. 30, 2000	Net Additions	Usage	Balance Sept. 29, 2001
------------------------------------------------------------------------------------------------------------------------------
Employee termination	$ 30	$ 27	$ (31)	$ 26
=======================================================================

*

During 2000, the Corporation announced the closure of the Grand Rapids East, Mich., gypsum plant and the Kalamazoo, Mich., paper mill. In connection with these closures, the Corporation recorded a charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly positions, $25 million for the write-off of assets and $12 million for facility closing costs. During 2000, approximately 284 employees were terminated and an additional 40 employees were terminated during the first nine months of 2001. During the second quarter of 2001, the Corporation reversed $2 million of reserves for facility closure costs that were no longer needed. The following table provides information related to these liabilities:

In millions Type of Cost	Liability Balance at Dec. 30, 2000	Usage	Reversal of Reserves	Liability Balance at Sept. 29, 2000
======================================================================================
Write-off of assets Employee termination Facility closing costs	$ 2 7 10	$ (2) (6) (1)	$ - - (2)	$ - 1 7
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 19	$ (9)	$ (2)	$ 8
======================================================================================

*

In connection with the acquisition of Unisource Worldwide, Inc. ("Unisource") in the second quarter of 1999, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. During 2001, 151 employees were terminated as part of this program. The following table provides a rollforward of the reserve for restructuring from December 30, 2000 through September 29, 2001:

In millions Type of Cost	Balance December 30, 2000	Usage	Balance Sept. 29, 2001
===================================================================
Employee termination Facility closing costs	$ 3 5	$ (3) (4)	$ _ 1
----------------------------------------------------------------------------------------------------------------------
Total	$ 8	$ (7)	$ 1
===================================================================

8.

DEBT At September 29, 2001, the Corporation's debt was $13,105 million, $12,472 million of which was allocated to the Georgia-Pacific Group and $633 million of which was allocated to The Timber Company. The debt allocated to each group bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At September 29, 2001, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 6.70% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities.

As of September 29, 2001, the Corporation had commitments totaling $1.2 billion and CN$95 million (approximately $61 million) under its U.S. and Canadian accounts receivable secured borrowing programs, respectively, of which $1 billion and CN$95 million was outstanding under these programs. The U.S. agreement expires in October 2002 and the Canadian agreement expires in May 2004. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

In connection with acquiring a controlling interest in a containerboard and packaging joint venture (see Note 6), the Corporation assumed a $10 million variable rate industrial revenue bond due September 1, 2021.

The Corporation has restrictive covenants under its unsecured revolving credit facility that require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.50 to 1.00 on September 29, 2001 and December 29, 2001; 4.25 to 1.00 on March 30, 2002; and 4.00 to 1.00 on June 29, 2002 and thereafter. The restrictive covenants also require a minimum net worth that changes quarterly. The Corporation was in compliance with its debt covenants as of September 29, 2001.

In connection with the sale of certain paper and pulp assets to Domtar (see Note 6), the Corporation utilized the sale proceeds to permanently pay down $1.1 billion of the unsecured financing facilities. Also, the Corporation utilized proceeds from the accounts receivable secured borrowing program to permanently pay down an additional $250 million of unsecured financing facilities. As a result, at September 29, 2001, the unsecured financing facilities totaled $3,400 million with terms ranging from 6 to 18 months, and the permanent unsecured revolving credit facility totaled $2,150 million with a term of 5 years. In addition, $1,603 million of committed credit was available in excess of all borrowings outstanding under or supported by these credit facilities as of September 29, 2001.

In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1.5 billion of floating rate obligations with a weighted average interest rate of 3.7% as of September 29, 2001 to fixed rate obligations with a weighted average interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately seven months as of September 29, 2001.

On June 25, 2001, the Corporation redeemed $42 million of its 7.90% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million 6.5% fixed rate industrial revenue bonds due June 1, 2031.

On May 8, 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.5% Notes Due March 15, 2006, $600 million of 8.125% Notes Due March 15, 2011, and $400 million of 8.875% Notes Due March 15, 2031. The $10.4 million underwriting fee associated with the transaction is being amortized over the term of the notes.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an after-tax extraordinary loss of approximately $12 million related to this redemption.

As of September 29, 2001, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement.

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

The Corporation formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Corporation formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

*

Cash Flow Hedges: The Corporation uses interest rate swap and foreign currency exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $1,831 million at September 29, 2001. The fair market value of such contracts was a liability of $49 million at September 29, 2001. During the third quarter, three interest rate swaps were no longer highly effective in offsetting changes in cash flows of the borrowings hedged. As a result, the quarterly change in fair market value of $1.5 million for these instruments was recorded in current earnings.

The Corporation utilizes swap agreements to manage and reduce the risk inherent in market value fluctuations of certain commodities. These commodity swap agreements are designated as hedges of forecasted transactions included in fixed price sales contracts with customers. Amounts paid or received under these arrangements are recognized as adjustments to net sales. As of September 29, 2001, the Corporation had outstanding commodity swap cash flow hedges with notional amounts of $1 million with maturity periods of 6 months to 3 years.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of September 29, 2001, approximately $39 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months. These losses are primarily related to the floating-to-fixed interest rate swap agreements and are due to the significant decrease in interest rates during the current year.

*

Hedge of the net investment in a foreign operation: At September 29, 2001, the Corporation had outstanding approximately $242 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe.

*

Non-designated/ineffective derivative instruments: The Corporation has certain derivative instruments that have been assessed as ineffective hedges or do not qualify for hedge accounting in accordance with SFAS No. 133. Certain commodity swap agreements have been assessed as ineffective due to the variance between the fixed price portion of the swap agreement and the fixed price offered to the customer. The fair value of these contracts at December 31, 2000 was $1.3 million (pre-tax) and is included in the cumulative effect of accounting change. These contracts expire in January, 2002.

The Corporation also has two foreign currency interest rate swap agreements that were assumed as a result of the acquisition of Fort James. These agreements do not qualify for hedge accounting. Included in the cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements. The fair value of these agreements at September 29, 2001 was approximately $1 million.

During 2000, the Corporation entered into a derivative agreement in connection with the sale of certain containerboard and packaging assets whereby the Corporation has guaranteed a certain margin on the buyer's production. This derivative agreement expires in 2005. This agreement does not qualify for hedge accounting because the buyer's production does not qualify as a hedged item in accordance with SFAS No. 133. The Corporation also entered into certain commodity swap agreements to offset the gain on the aforementioned derivative agreement. The net fair value of these derivative agreements was $17.3 million (pre-tax) at December 31, 2000 and is included in the cumulative effect of accounting change. As of September 29, 2001, the fair market value of these derivative agreements was $9.5 million.

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

10.

LONG-TERM APPRECIATION PLAN. The Corporation reserved 2,600,000 stock appreciation rights ("SARs") for issuance under the 2001 Long-Term Appreciation Plan (the "LTAP"). The LTAP provides for the granting of SARs to key employees of the Corporation. Benefits paid under this plan will be made in cash, not common stock. During the first nine months of 2001, the Corporation issued 2.1 million SARs under the LTAP with at an exercise price of $29.47 each. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. As of September 29, 2001, there was no compensation expense recorded related to these SARs.

11.

SHARE REPURCHASES. In November of 2000, the Corporation acquired Fort James (see Note 6). Through September 29, 2001, the Corporation has issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.4 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. The Corporation does not hold any Georgia-Pacific Group treasury stock as of September 29, 2001. Effective with the agreement to dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of The Timber Company Stock.

During the first nine months of 2000, Georgia-Pacific Group purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $62 million ($36.14 average per share), all of which were held as treasury stock at September 30, 2000. During the first nine months of 2000, The Timber Company purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at September 30, 2000.

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

The Corporation is involved in environmental remediation activities at approximately 208 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 45% are being investigated, approximately 30% are being remediated and approximately 25% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably estimable. Based on analysis of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $121 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

The Corporation is implementing an Administrative Order on Consent entered into with the Michigan Department of Natural Resources and the Environmental Protection Agency ("EPA") regarding an investigation of the Kalamazoo River and two disposal areas which are contaminated with polychlorinated biphenyls ("PCBs"). Data regarding the extent of contamination at the two disposal areas have been evaluated. The cost to remediate one of the disposal areas was estimated at $8 million. The remediation at this site has been essentially completed. It is anticipated that the cost of remediation of the second disposal area will be at least equal to that amount. The Corporation is still negotiating a final closing agreement with the State of Michigan.

A draft Remedial Investigation/ Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other PRPs, including Fort James. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of river bank and long-term monitoring of the river bed. The State of Michigan has asked for additional possible remedies. The total cost for the remedy recommended in the draft RI/FS is approximately $73 million.

Fort James has been identified as a PRP for contamination of the Lower Fox River and Green Bay system in Wisconsin by PCBs. Various state and federal agencies and tribal entities are seeking both sediment remediation and natural resources damages. In October 2001, the Wisconsin Department of Natural Resources ("WDNR") and the EPA released for public comment a draft RI/FS study and proposed remedial action plan for the Fox River and Green Bay. The draft sets forth a proposed remedy with estimated total costs ranging from $170 million to approximately $660 million for the section of the Fox River where the Fort James facility is located. The range in cost is due to the different remediation technologies and disposal options that could be implemented. The Corporation is analyzing the proposed remedy and will provide comments to the relevant agencies.

In October 2000, the U.S. Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. In November 2000, Fort James entered into an agreement with the WDNR that would settle the State's claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $7 million. In March 2001, during the comment period on this proposed settlement, the FWS joined the negotiations to reach a comprehensive settlement of Federal as well as State natural resource damage claims against Fort James. These negotiations are continuing. Any agreement arrived at will be effective when entered by the appropriate Federal court. The final cleanup alternatives to be selected and implemented, the costs of those alternatives, and the Corporation's share of such costs for the Fox River and the Kalamazoo River, and the ultimate costs of resolving associated natural resource claims against Fort James, are unknown at this time.

The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred in fact resulted from exposure to the Corporation's products. The Corporation was defending the claims of approximately 62,000 such plaintiffs as of September 29, 2001, and anticipates that additional claims will be filed against it over the next several years. The number of claims filed against the Corporation, and the average cost of resolving such claims, has increased somewhat over the last three years. The Corporation generally settles asbestos cases for amounts it considers reasonable given the facts and circumstances of each case. Substantially all of the amounts it has paid to date to defend and resolve these cases have been covered by product liability insurance. The Corporation has agreements with its insurers to utilize insurance in amounts which it believes are adequate to cover substantially all of the defense costs and liabilities for currently pending cases, as well as the reasonably foreseeable defense costs and liabilities attributable to claims which may be filed against it over the next several years. The Corporation has additional insurance coverage which it believes will cover a substantial part of the defense costs and liabilities attributable to additional future claims for some period of years, depending on the number of claims filed each year in the future and the average cost of resolving each such claim. However, there can be no assurance that such coverage will be adequate to cover the costs of all future claims, or that the part of such defense costs and liabilities not covered by such insurance will not be material to the Corporation. The Corporation has established reserves with respect to pending cases for the liabilities and defense costs it believes are probable and reasonably estimable, and has also established a receivable for insurance to the extent that the realization of the claim is deemed probable.

On May 6, 1998, a lawsuit was filed in state court in Columbus, Ohio, against the Corporation and Georgia-Pacific Resins, Inc. (GPR), a wholly owned subsidiary of the Corporation (the "State Suit"). The lawsuit was filed by eight plaintiffs who seek to represent a class of individuals who at any time from 1985 to the present lived, worked, resided, owned, frequented or otherwise occupied property located within a three-mile radius of GPR's resins manufacturing operations in Columbus, Ohio. The lawsuit alleges that the individual plaintiffs and putative class members have suffered personal injuries and/or property damage because of (i) alleged releases of harmful chemicals from GPR's operations and/or (ii) a September 10, 1997 explosion at the Columbus facility and alleged release of hazardous material resulting from that explosion. During the third quarter 2001, this case was settled. Under the terms of the settlement, a class will be certified and the Corporation will pay $22 million into a fund to be paid to class members pursuant to a protocol to be approved by the court. Since this case is being settled as a class action, the court must approve the terms of the settlement following a hearing to determine whether the settlement is fair, adequate, and reasonable for the class. It is anticipated that this hearing will be held late in the fourth quarter of 2001 or early in the first quarter of 2002, and that final court approval of the settlement will be obtained during the first quarter of 2002. On January 12, 2000, five plaintiffs, including one of the class representatives in the State Suit, filed a lawsuit against the Corporation and GPR pursuant to the citizen suit provisions of the federal Clean Air Act and the Community Right-to-Know law (the "Federal Suit"). As result of the State Suit settlement, the Federal Suit will be dismissed.

In August 1995, Fort James, a wholly-owned subsidiary of the Corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc. ("CV"), (a wholly-owned subsidiary of Fort James) and CV's subsidiary Crown Paper Co. ("CP"). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to FJ in payment for the transferred assets and other consideration. CV also issued to Fort James a pay-in-kind note with a face amount of $100 million. CV shares were then spun off to the Fort James shareholders and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2001 CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of such assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies and it intends to defend itself vigorously.

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

CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
================================================================================================
Net sales	$ 4,562	$ 1,865	$ -	$ (121)	$ 6,306
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales Selling and distribution Depreciation and amortization General and administrative Interest Other expense	3,681 306 231 205 198 68	1,238 198 88 80 56 -	- - - - - -	(121) - - - - -	4,798 504 319 185 154 68
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	4,689	1,660	-	(121)	6,228
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes	(127)	205	-	-	78
(Provision) benefit for income taxes	(191)	(69)	-	-	(260)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations	(318)	136	-	-	(182)
Income from discontinued operations, net of taxes	-	-	15	-	15
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (318)	$ 136	$ 15	$ -	$ (167)
================================================================================================

CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidating Adjustments	Consolidated Amounts
================================================================================================
Net sales	$ 14,476	$ 5,072	$ -	$ (322)	$ 19,226
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales Selling and distribution Depreciation and amortization General and administrative Interest Other expense	11,801 1,068 634 657 671 68	3,363 508 391 229 182 -	- - - - - -	(322) - - - - -	14,842 1,576 1,025 886 853 68
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	14,899	4,673	-	(322)	19,250
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes	(423)	399	-	-	(24)
(Provision) benefit for income taxes	(77)	(188)	-	-	(265)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations	(500)	211	-	-	(289)
Income from discontinued operations, net of taxes	-	-	73	-	73
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(500)	211	73	-	(216)
Extraordinary loss from early retirement of debt, net of taxes	(12)	-	-	-	(12)
Cumulative effect of accounting change, net of taxes	11	-	-	-	11
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (501)	$ 211	$ 73	$ -	$ (217)
================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidated Amounts
==============================================================================================
Cash provided by (used for) operations	$ 597	$ 626	$ (7)	$ 1,216
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Acquisitions Proceeds from sales of assets Other	(334) - (61) 2,210 (110)	(192) - (49) 14 80	(2) (31) - 68 (6)	(528) (31) (110) 2,292 (36)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	1,705	(147)	29	1,587
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net decrease in debt Net change in intercompany payable Proceeds from option plan exercises Cash dividends paid	(2,380) 71 78 (85)	(393) (71) - -	(7) - 46 (61)	(2,780) - 124 (146)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(2,316)	(464)	(22)	(2,802)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash	(14)	15	-	1
Balance at beginning of year	32	8	-	40
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 18	$ 23	$ -	$ 41
==============================================================================================

CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidated Amounts
==============================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Net assets of discontinued operations Other current assets	$ 18 1,946 1,640 185 - (38)	$ 23 723 890 - (1) 419	$ - - - - 329 -	$ 41 2,669 2,530 184 329 381
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	3,751	2,054	329	6,134
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	6,626	3,338	-	9,964
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	1,652	6,747	-	8,399
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,408	405	-	1,813
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 13,437	$ 12,544	$ 329	$ 26,310
==============================================================================================

CONSOLIDATING BALANCE SHEET (continued)
AS OF SEPTEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James and The Timber Company	Fort James Corp.	The Timber Company	Consolidated Amounts
==============================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Taxes payable Accounts payable Other current liabilities	$ 2,519 113 908 919	$ 273 187 518 475	$ - - - -	$ 2,792 300 1,426 1,394
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,459	1,453	-	5,912
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,995	1,685	-	9,680
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	863
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	1,950	483	-	2,433
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,817	86	-	1,903
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany	182	(182)		-
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	(3,829)	9,019	329	5,519
----------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 13,437	$ 12,544	$ 329	$ 26,310
==============================================================================================

14.

OPERATING SEGMENT INFORMATION. The Corporation has four reportable operating segments: building products, containerboard and packaging, bleached pulp and paper, and consumer products. The following represents selected operating data for each reportable segment for the three and nine months ended September 29, 2001 and September 30, 2000.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Three Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	September 29, 2001		September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Containerboard and packaging Bleached pulp and paper Consumer products Other	$ 1,881 654 2,029 1,740 2	30% 10 32 28 -	$ 1,965 668 2,398 401 -	36% 12 44 8 -
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 6,306	100%	$ 5,432	100%
==================================================================================================
INTERSEGMENT SALES Building products Containerboard and packaging Bleached pulp and paper Consumer products Other[1]	189 37 34 62 (322)		$ 190 22 13 11 (236)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===================================================================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Three Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	September 29, 2001		September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Building products Containerboard and packaging Bleached pulp and paper Consumer products Other	$ 2,070 691 2,063 1,802 (320)	33% 11 33 28 (5)	$ 2,155 690 2,411 412 (236)	40% 13 44 7 (4)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 6,306	100%	$ 5,432	100%
===================================================================================================
OPERATING PROFITS Building products Containerboard and packaging Bleached pulp and paper Consumer products Other[2]	$ 99 102 (57) 264 (76)	30% 31 (17) 79 (23)	$ 43 141 170 55 (69)	13% 41 50 16 (20)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	332 (254)	100% ===	340 (128)	100% ===
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes	78		212
Provision for income taxes	(260)		(82)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations	(182)		130
Income from discontinued operations net of taxes	15		32
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (167)		$ 162
===================================================================================================
1Elimination of intersegment sales. 2Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Nine Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	September 29, 2001		September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Building products Containerboard and packaging Bleached pulp and paper Consumer products Other	$ 5,435 1,887 6,601 5,300 3	28% 10 34 28 -	$ 6,319 2,006 7,045 1,169 1	38% 12 43 7 -
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 19,226	100%	$ 16,540	100%
===================================================================================================
INTERSEGMENT SALES Building products Containerboard and packaging Bleached pulp and paper Consumer products Other[1]	$ 560 94 132 206 (992)		$ 578 65 38 25 (706)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===================================================================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Nine Months Ended ---------------------------------------------------------------------
(Dollar amounts in millions)	September 29, 2001		September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Building products Containerboard and packaging Bleached pulp and paper Consumer products Other	$ 5,995 1,981 6,733 5,506 (989)	31% 10 35 29 (5)	$ 6,897 2,071 7,083 1,194 (705)	42% 12 43 7 (4)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 19,226	100%	$ 16,540	100%
===================================================================================================
OPERATING PROFITS Building products Containerboard and packaging Bleached pulp and paper Consumer products Other[2]	$ 144 293 43 573 (224)	18% 35 5 69 (27)	$ 431 413 449 129 (178)	35% 33 36 10 (14)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	829 (853)	100% ===	1,244 (398)	100% ===
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes	(24)		846
Provision for income taxes	(265)		(316)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations	(289)		530
Income from discontinued operations, net of taxes	73		106
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item and accounting change	(216)		636
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss from early extinguishment of debt, net of taxes Cumulative effect of accounting change, net of taxes	(12) 11		- -
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (217)		$ 636
===================================================================================================
1Elimination of intersegment sales. 2Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

The Corporation reported consolidated net sales of $6.3 billion and a net loss of $167 million for the third quarter of 2001, compared with net sales of $5.4 billion and net income of $162 million for the third quarter of 2000. Included in 2001 are net sales from the recently acquired Fort James operations.

Interest expense increased $126 million to $254 million in the third quarter of 2001, compared with $128 million in the third quarter of 2000, principally as a result of higher debt levels incurred as a result of the Fort James acquisition, offset somewhat by lower average interest rates.

The Corporation reported income from continuing operations before income taxes of $78 million and an income tax provision of $260 million resulting in a loss from continued operations of $182 million for the third quarter of 2001, compared with pretax income of $212 million and an income provision of $82 million in the third quarter 2000. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 6).

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as discontinued operations. Income from discontinued operations decreased to $15 million in the third quarter of 2001, compared with $32 million in the third quarter of 2000. Included in the third quarter 2001 results was a $24 million pretax charge for an insurance premium associated with the spin off of The Timber Company and its merger with Plum Creek (see Note 6).

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 14 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $2,070 million for the third quarter of 2001 compared with $2,155 million in 2000. Operating profits were $99 million in 2001 compared with $43 million in 2000. During the third quarter of 2000, the Corporation incurred $24 million of one-time unusual charges related to the shutdown of a gypsum plant and the proposed sale of its chemical business. Excluding this charge, return on sales increased to 5% for the three months ended September 29, 2001 compared with 3% for the same period in 2000. The increase in quarter over quarter profits is due primarily to an increase in plywood prices of 11%, a 10% increase in treated lumber prices, a 7% increase in softwood lumber prices, and an overall decrease in wood costs. These increases in prices were offset by a quarter-over-quarter decrease in demand for all building products. The Corporation expects the building products segment to operate at a loss in the fourth quarter as a result of weaker pricing and reduced demand for nearly all products.

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $691 million and operating profits of $102 million in the third quarter of 2001, compared with net sales of $690 million and operating profits of $141 million in the third quarter of 2000. Return on sales was 15% and 20% in the third quarter of 2001 and 2000, respectively. The decrease in operating profits was due primarily to decreased average selling prices for medium and linerboard of 15% and 8%, respectively, over year ago prices, and a 4% decrease in sales volume for medium. These decreases were offset slightly by lower fiber costs. During the third quarters of 2001 and 2000, the Corporation incurred market-related paper machine slowback or downtime at its containerboard mills, resulting in a reduction in containerboard production of approximately 62,000 tons and 90,000 tons, respectively. During the fourth quarter of 2001, the Corporation expects pricing for the containerboard and packaging segment products to decrease further; fiber costs are expected to remain at levels below fourth quarter 2000. The Corporation will incur market-related downtime or slowbacks at its containerboard mills as necessary to avoid excessive inventory.

BLEACHED PULP AND PAPER
The Corporation's pulp and paper segment reported net sales of $2,063 million and an operating loss of $57 million in the 2001 third quarter. For the same period in 2000, the segment reported net sales of $2,411 million and operating profits of $170 million. Excluding a one-time loss of $68 million related to the sale of a portion of the pulp and paper operations in 2001, return on sales decreased to less than 1% compared with 7% for the same period a year ago. The decrease in third quarter 2001 operating profits is primarily due to a 40% decrease in average market pulp prices, a 25% decline in average pricing for fluff pulp, a 5% decrease in paper selling prices, and a decline in volume for all segment products due to the sale of a portion of the pulp and paper operations in August 2001 (see Note 6). The Corporation expects selling prices for pulp to be slightly stronger in the fourth quarter and expects the segment to break even.

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $1,802 million and $264 million, respectively, for the quarter ended September 29, 2001, which included net sales and operating profits from the operations of Fort James that were acquired at the end of November 2000. The results of operations of Fort James were consolidated with those of the Corporation beginning in December 2000. Third quarter 2000 net sales and operating profits (which do not include results of Fort James' operations) were $412 million and $55 million, respectively. Return on sales increased to 15% in the third quarter of 2001, compared with 13% during the same period in 2000.

Operating results in the third quarter of 2001 reflected improving profit margins as material and energy costs were declining more rapidly than selling prices. During the fourth quarter, material and energy cost deflation is expected to subside while selling prices continue to erode modestly, resulting in slightly lower profit margins for the remainder of the year. The fourth quarter is also a seasonally slower selling period for a number of consumer products.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $7 million to a loss of $76 million in 2001 from a loss of $69 million in the 2000 third quarter.

YEAR-TO-DATE 2001 COMPARED WITH YEAR-TO-DATE 2000

The Corporation reported consolidated net sales of $19.2 billion and a net loss of $217 million for the nine months ended September 29, 2001, compared with net sales of $16.5 billion and net income of $636 million for the nine months ended September 30, 2000. Included in the first nine months of 2001 are net sales from the recently acquired Fort James operations.

Interest expense increased $455 million to $853 million in the first nine months of 2001 compared with $398 million in the nine months of 2000, principally as a result of higher debt levels, offset somewhat by lower average interest rates.

The effective tax rate used to calculate the provision for income taxes was more than 100% for the first nine months of 2001 and 37% for the first nine months of 2000. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 6). In 2000, the effective tax rate differed from the statutory rate primarily because of increased state tax credits and increased utilization of foreign sales corporation tax benefits, which more than offset nondeductible goodwill amortization expense associated with business combinations.

Income from discontinued operations decreased to $73 million in the first nine months of 2001 compared with $106 million in the same period of 2000. Included in the third quarter 2001 results was a $24 million pretax charge for an insurance premium associated with the spin off of The Timber Company and its merger with and into Plum Creek (see Note 6).

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011. The Corporation recorded an after-tax extraordinary loss of approximately $12 million related to this redemption during the first quarter of 2001, all of which was allocated to Georgia-Pacific Group.

Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 14 to the Consolidated Financial Statements).

BUILDING PRODUCTS
The Corporation's building products segment reported net sales of $5,995 million and operating profits of $144 million for the nine months ended September 29, 2001, compared with net sales of $6,897 million and operating profits of $431million in 2000. Included in the 2001 results is a one-time charge of $67 million related to plant closures and indefinite production curtailments in the gypsum business. During the third quarter of 2000, the Corporation incurred $24 million of one-time unusual charges related to the shutdown of a gypsum plant and the possible sale of its chemical business. Excluding these charges, return on sales decreased to 4% from 7% a year ago. The decrease in sales and operating profits resulted from a decrease in selling prices and volumes for most of the segment's products. Average selling prices for particleboard, oriented strand board and gypsum decreased 11%, 22% and 32%, respectively. Sales volumes for plywood, softwood lumber, particleboard and gypsum also decreased 9%, 20%, 18% and 15%, respectively. These declines were offset slightly by a 13% increase in oriented strand board sales volume and decreased wood costs. The building products segment is expected to operate at a loss for the remainder of 2001 as a result of lower selling prices and reduced demand for nearly all products.

CONTAINERBOARD AND PACKAGING
The Corporation's containerboard and packaging segment reported net sales of $1,981 million and operating profits of $293 million in the first nine months of 2001, compared with net sales of $2,071 million and operating profits of $413 million in the same 2000 period. During the first nine months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales decreased to 15% in 2001 compared to 19% in 2000. The decrease in year-over-year operating profit was due primarily to 8% lower average selling prices and a 9% decline in sales volume for medium, and a 2% decline in selling prices for packaging products during the first nine months of 2001 compared to the prior year. During the first nine months of 2001 and 2000, the Corporation incurred market-related paper machine slowback or shutdowns at its containerboard mills, resulting in a reduction in containerboard production of approximately 192,000 tons and 228,000 tons, respectively. For the remainder of 2001, reduced demand for packaging products will result in lower operating profits in containerboard and packaging compared to the third quarter of the year.

BLEACHED PULP AND PAPER
The Corporation's bleached pulp and paper segment reported net sales of $6,733 million and operating profits of $43 million for the nine-month period ended September 29, 2001, compared with net sales of $7,083 million and operating profits of $449 million in 2000. Included in the 2001 results is a one-time loss of $68 million related to the sale of a portion of the Corporation's pulp and paper assets. Excluding this one-time loss, return on sales decreased to 2% compared with 6% for the same period a year ago, principally due to a 18% decrease in average prices and a 5% decline in sales volumes for the Corporation's pulp products due to the sale of a portion of the pulp and paper operations in August 2001 (see Note 6). These declines were offset slightly by a 5% increase in sales volume for paper products. The Corporation expects selling prices for pulp to be slightly stronger in the fourth quarter, and expects the segment to break even.

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $5,506 million and $573 million, respectively, for the first nine months of 2001 compared with net sales of $1,194 million and operating profits of $129 million during the same period in 2000. Included in the 2001 results are net sales and operating profits from the recently acquired Fort James operations. Operating profits for the first nine months of 2001 also included a one-time charge of $86 million related to the closure of the Bellingham pulp and lignin operations. Excluding this one-time charge, return on sales increased slightly to 12% in 2001 from 11% in 2000.

Operating results in the third quarter of 2001 reflected improving profit margins as material and energy costs were declining more rapidly than selling prices. During the fourth quarter, material and energy cost deflation is expected to subside while selling prices continue to erode modestly, resulting in slightly lower profit margins for the remainder of the year. The fourth quarter is also a seasonally slower selling period for a number of consumer products.

Pursuant to a consent decree executed with the U.S. Department of Justice in connection with the acquisition of Fort James, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) on March 2, 2001. Net sales and operating profits related to these operations were $102 million and $3 million during the first nine months of 2001, respectively, compared to $512 million and $6 million, respectively, during the same period in 2000.

OTHER
The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by 27% to a loss of $224 million in the first nine months of 2001 from a loss of $178 million in the first nine months of 2000. This increase was primarily a result of higher legal and environmental expenses, higher expenses associated with the Corporation's captive insurance program, increased foreign currency transaction losses, and higher corporate marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. The Corporation generated cash from operations of $1,216 million for the nine months ended September 29, 2001 compared with $1,171 million a year ago. The increase in cash provided from operating activities is primarily a result of a significant reduction in working capital levels and increased cash flows from the recently acquired Fort James operations.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended September 29, 2001 were $528 million, which included $81 million in the building products segment, $2 million in the discontinued timber segment, $63 million in the containerboard and packaging segment, $120 million in the bleached pulp and paper segment, $226 in the consumer products segment and $36 million of other and general corporate. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $750 million in 2001.

Cash invested in timber and timberlands was $31 million in the first nine months of 2001 compared with $47 million in 2000.

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation is paying cash and issuing Georgia-Pacific Group shares as the untendered Fort James shares are delivered to the Corporation's exchange agent for cancellation. Through September 29, 2001, the Corporation had paid approximately $6,189 million in cash ($49 million of which was paid during the first nine months of 2001) and issued approximately 53.9 million shares of Georgia-Pacific Group common stock (0.2 million shares of which were issued during the first nine months of 2001) valued at $1,485 million for such shares. The fair value of the Georgia-Pacific Group common shares was determined based on the average trading prices of Georgia-Pacific Group common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). The Corporation expects to pay an additional $7 million in cash and issue approximately 65,000 shares valued at $2 million for Fort James common stock that had not been tendered as of September 29, 2001. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

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

Also during the first quarter of 2000, the Corporation contributed certain containerboard and packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation retained a 54 percent interest in the joint venture. This investment in the joint venture was accounted for under the equity method until July 2001.

In July 2001, the Corporation acquired an additional 27 percent interest in this joint venture for approximately $35 million. The results of operations of this joint venture were consolidated with those of the Corporation beginning in July 2001. The Corporation has accounted for this acquisition using the purchase method to record a new cost basis for the additional share of assets acquired and liabilities assumed. As part of the transaction agreement, the Corporation has the option to buy from the joint venture partner, and the joint venture partner has the option to sell to the Corporation, the joint venture partner's remaining 19 percent interest in the joint venture for $25 million. The Corporation expects to exercise this option in November 2001.

During the first nine months of 2001, the Corporation received $2,292 million of net proceeds from the sale of assets, compared with $46 million in the same period of 2000. On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation's stand-alone uncoated fine paper mills at Ashdown, Ark.; Nekoosa and Port Edwards, Wis.; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1,529 million to repay debt.

Pursuant to a consent decree executed with the U. S. Department of Justice in connection with the Fort James acquisition, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget SCA for approximately $850 million . The sale was completed on March 2, 2001, with net proceeds of approximately $581 million used to repay debt. These assets had been written down to net realizable value in the fourth quarter of 2000; accordingly, no significant gain or loss was recognized upon completion of the sale. During the first nine months of 2001, the Corporation sold a lumber mill, industrial wood products property and certain paper distribution assets for a total of $76 million in cash and recognized a pre tax gain of $28 million.

During the first nine months of 2000, the Corporation sold certain containerboard and packaging assets resulting in a pre-tax gain of $24.9 million.

On October 5, 2001, the Corporation completed the spin off of The Timber Company and its merger with Plum Creek. In accordance with the merger agreement, The Timber Company shareholders received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the incurrence by Plum Creek of an amount of debt sufficient to relieve the Corporation's debt attributed to The Timber Company, which was approximately $633 million as of September 29, 2001, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between Georgia-Pacific Group and The Timber Company.

The transaction was originally conditioned on the receipt of a private letter ruling from the Service that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. Based on discussion with the Service and the advice of legal counsel, the companies believe the transaction will not be taxable to the Corporation or the shareholders of The Timber Company. As an added measure to reduce the uncertainty concerning any possible tax risks associated with the transaction, the Corporation obtained up to $500 million in tax liability insurance.

FINANCING ACTIVITIES. The Corporation's debt was $13,105 million, $12,472 million of which was allocated to the Georgia-Pacific Group and $633 million of which was allocated to The Timber Company. The debt allocated to each group bears interest at a rate equal to the weighted average interest rate of the Corporation's total debt, calculated on a quarterly basis. At September 29, 2001, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes, was 6.70% including outstanding interest rate exchange agreements. Each group's debt increases or decreases by the amount of any cash provided by or used for that group's operating activities, investing activities, dividend payments, share repurchases or issuances and other non-debt-related financing activities.

As of September 29, 2001, the Corporation had commitments totaling $1.2 billion and CN$95 million (approximately $61 million) under its U.S. and Canadian accounts receivable secured borrowing programs, respectively, of which $1 billion and CN$95 million was outstanding under these programs. The U.S. agreement expires in October 2002 and the Canadian agreement expires in May 2004. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying balance sheets. All programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

In connection with acquiring a controlling interest in a containerboard and packaging joint venture (see Note 6), the Corporation assumed a $10 million variable rate industrial revenue bond due September 1, 2021.

The Corporation has restrictive covenants under its unsecured revolving credit facility that require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to earnings before interest, taxes, depreciation and amortization ("EBITDA")) of 4.50 to 1.00 on September 29, 2001 and December 29, 2001; 4.25 to 1.00 on March 30, 2002; and 4.00 to 1.00 on June 29, 2002 and thereafter. The restrictive covenants also require a minimum net worth that changes quarterly. The Corporation was in compliance with its debt covenants as of September 29, 2001.

In connection with the sale of certain paper and pulp assets to Domtar (see Note 6), the Corporation utilized the sale proceeds to permanently pay down $1.1 billion of the unsecured financing facilities. Also, the Corporation utilized proceeds from the accounts receivable secured borrowing program to permanently pay down an additional $250 million of unsecured financing facilities. As a result, at September 29, 2001, the unsecured financing facilities totaled $3,400 million with terms ranging from 6 to 18 months, and the permanent unsecured revolving credit facility totaled $2,150 million with a term of 5 years. In addition, $1,603 million of committed credit was available in excess of all borrowings outstanding under or supported by these credit facilities as of September 29, 2001.

In January 2001, the Corporation entered into several interest rate exchange agreements that effectively converted $1,500 million of floating rate obligations with a weighted average interest rate of 3.7% as of September 29, 2001 to fixed rate obligations with a weighted average interest rate of approximately 5.9%. These agreements have a weighted-average maturity of approximately seven months as of September 29, 2001.

On June 25, 2001, the Corporation redeemed $42 million of its 7.90% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million 6.5% fixed rate industrial revenue bonds due June 1, 2031.

On May 8, 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.5% Notes Due March 15, 2006, $600 million of 8.125% Notes Due March 15, 2011, and $400 million of 8.875% Notes Due March 15, 2031. The $10.4 million underwriting fee associated with the transaction is being amortized over the term of the notes.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an after-tax extraordinary loss of approximately $12 million related to this redemption.

As of September 29, 2001, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of September 29, 2001. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

(In millions)	2001	2002	2003	2004

Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Credit facilities	$ 650	$ 1,150	-	-
Average interest rate	4.1%	4.9%	-	-
Notes and debentures	$ 136	$ 461	$ 581	$ 337
Average interest rates	8.4%	8.9%	6.7%	6.7%
Euro-denominated bonds	-	-	-	$ 273
Average interest rates	-	-	-	4.8%
Revenue bonds	$ 6	$ 75	$ 2	$ 30
Average interest rates	2.3%	2.7%	3.9%	2.5%
Capital leases	$	$ 4	$ 4	$ 5
Average interest rates	9.3%	9.6%	9.5%	9.9%
European debt	$ 21	$ 23	$ 24	$ 22
Average interest rates	6.0%	7.3%	7.2%	7.1%
Other loans	$	$ 13	-	-
Average interest rates	7.1%	4.8%	-	-
Senior deferrable notes	-	$ 863	-	-
Average interest rates	-	7.2%	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	-	$ 1,657	$ 300	-
Average interest rate paid (fixed)	-	5.9%	5.9%	-
Average interest rate received (variable)	-	3.7%	3.5%	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	-	-
Average interest rate cap	-	-	-	-
Average interest rate floor	-	-	-	-

(In millions)	2005	Thereafter	Total	Fair value September 29, 2001
Debt
Commercial paper and other short-term notes	-	$ 1,445	$ 1,445	$ 1,445
Average interest rates	-	3.9%	3.9%	3.9%
Credit facilities	$ 1,600	-	$ 3,400	$ 3,400
Average interest rates	4.5%	-	4.5%	4.5%
Notes and debentures	3	$ 5,306	$ 6,825	$ 6,778
Average interest rates	4.7%	8.2%	8.1%	7.5%
Euro-denominated bonds	-	-	$ 273	$ 266
Average interest rates	-	-	4.8%	5.9%
Revenue bonds	$ 21	$ 708	$ 841	$ 814
Average interest rates	5.6%	5.5%	5.1%	4.3%
Capital leases	$ 6	$ 115	$ 134	$ 140
Average interest rates	10.1%	10.3%	10.2%	8.0%
European debt	$ 10	$ 9	$ 109	$ 103
Average interest rates	6.3%	4.3%	6.6%	7.6%
Other loans	-	-	$ 13	$ 13
Average interest rates	-	-	4.8%	4.1%
Senior deferrable notes	-	-	$ 863	$ 893
Average interest rates	-	-	7.2%	4.1%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 1,957	$ (54)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	3.7%	3.7%
Notional amount of interest rate exchange agreements (rate collar)	$ 47	-	$ 47	$ 3
Average interest rate cap	7.5%	-	7.5%	7.5%
Average interest rate floor	5.5%		5.5%	5.5%

The Corporation has the intent and ability to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2005.

The Corporation's international operations create exposure to foreign currency exchange rate risks. To manage these risks, the Corporation utilizes foreign exchange contracts. As of September 29, 2001 there were no foreign exchange contracts outstanding. At September 29, 2001, the Corporation had outstanding approximately $242 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of these derivative financial instruments allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. A 10% change from the prevailing market rates of these foreign currencies would not have a material effect on the results of operations.

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

In November of 2000, the Corporation acquired Fort James (see Note 6). Through June 30, 2001, the Corporation has issued 21.5 million shares of Georgia-Pacific Group treasury stock and 32.4 million newly issued shares of Georgia-Pacific Group stock in exchange for outstanding common stock of Fort James. The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of September 29, 2001. Effective with the agreement to dispose of The Timber Company (see Note 6), the Corporation is precluded from purchasing shares of The Timber Company stock.

During the first nine months of 2000, Georgia-Pacific Group purchased on the open market approximately 1,725,000 shares of Georgia-Pacific Group common stock at an aggregate price of approximately $62 million ($36.14 average per share), all of which were held as treasury stock at September 30, 2000. During the first nine months of 2000, The Timber Company purchased on the open market approximately 3,334,000 shares of The Timber Company common stock at an aggregate price of $78 million ($23.45 average per share), all of which were held as treasury stock at September 30, 2000.

During the first nine months of 2001 and 2000, the Corporation paid dividends totaling $146 million and $125 million, respectively. During the first nine months of 2001 and 2000, the Corporation received proceeds from stock option exercises of $124 million and $18 million, respectively.

In 2001, the Corporation expects its cash flow from operations, together with proceeds from any asset sales and available financing sources, to be sufficient to fund planned capital investments, pay dividends and make scheduled debt payments.

OTHER. The Corporation employs over 75,000 people, approximately 28,000 of whom are members of unions. The Corporation considers it relationship with its employees to be good. Sixty-five union contracts are subject to negotiation and renewal in 2001, including nine at large paper facilities. Twenty-five contracts were renewed during the first nine months of 2001.

On January 1, 1999, eleven of the fifteen members of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and a single new currency (the "Euro"). For a three-year transition period, transactions can be conducted in both the Euro and the Legacy Currencies but all corporate transactions and records must legally be maintained in Euros effective January 1, 2002. The adoption of the Euro will affect a multitude of financial systems and business applications. The Corporation has operations in seven of the Participating Countries, which adopted the Euro effective January 2001, and has product sales in ten of the Participating Countries. The Corporation's European businesses affected by the Euro conversion have established plans to address the information system issues and the potential business implications of converting to a common currency. As of September 29, 2001, the Corporation's core financial information technology systems were capable of processing Euro-denominated transactions.

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements.

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

In August 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30) for the disposal of a segment of a business( as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

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

PART II - OTHER INFORMATION
---------------------------
GEORGIA-PACIFIC CORPORATION
SEPTEMBER 29, 2001
Item 1.	Legal Proceedings

The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of the holders of Timber Company common stock of the Corporation was held on August 15, 2001. At the special meeting, a proposal to approve that certain Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 12, 2001 (the "Merger Agreement"), by and among Plum Creek Timber Company, Inc. ("Plum Creek"), the Corporation and six wholly owned subsidiaries of the Corporation, was approved with 63,041,898 votes in favor, 295,927 votes against and 292,709 votes abstaining. Under the Merger Agreement, Plum Creek and the Corporation combined the Corporation's timber and timberland business. See Note 6 "Divestitures and Acquisitions" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
None.
(b) Reports on Form 8-K
(i)

On July 20, 2001, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation's issuance of press releases on July 20, 2001 regarding earnings for the second quarter of 2001 for Georgia-Pacific Group and The Timber Company.

(ii)

On August 8, 2001, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation's issuance of a press release on August 7, 2001 regarding the Corporation's completion of the sale of paper manufacturing assets in Arkansas, Maine and Wisconsin to Domtar Inc.

(iii)

On August 15, 2001, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation's issuance of a press release on August 15, 2001 regarding the approval by shareholders of The Timber Company and Plum Creek Timber Company, Inc. of that certain Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 12, 2001 (the "Merger Agreement"), by and among Plum Creek Timber Company, Inc. ("Plum Creek"), the Corporation and six wholly owned subsidiaries of the Corporation.

(iv)

On September 18, 2001, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation's issuance of a press release on September 17, 2001 regarding the redemption of Timber Company common stock of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2001	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff Danny W. Huff, Executive Vice President -Finance and Chief Financial Officer

by /s/James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)