Form 10-K
period 2001-12-29
GEORGIA PACIFIC CORP
filed 2002-03-22
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-3506

GEORGIA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)
Georgia	93-0432081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

133 Peachtree Street, N.E.,
Atlanta, Georgia 30303
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (404) 652-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Georgia-Pacific Corporation—Georgia-Pacific Group Common Stock ($.80 par value)	New York Stock Exchange
Premium Equity Participating Security Units—PEPS Units	New York Stock Exchange
Georgia-Pacific Group Rights to Purchase Series B Junior Preferred Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.    ☐

As of the close of business on March 7, 2002, the registrant had 230,201,893 shares of Georgia-Pacific Common Stock outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 7, 2002 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are “affiliates”) was $6,396,717,968 for Georgia-Pacific Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Georgia-Pacific Corporation’s definitive Proxy Statement for use in connection with its Annual Meeting of Shareholders scheduled to be held on May 7, 2002 are incorporated by reference in answer to Part III of this Form 10-K.

GEORGIA-PACIFIC CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 29, 2001

PART I

PART I

ITEM 1.     BUSINESS

Georgia-Pacific Corporation was organized in 1927 under the laws of the State of Georgia.

The Corporation is engaged in five principal business operations: the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, and bleached board) and the distribution of paper products and supplies manufactured by the Corporation or purchased from others; and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum board, chemicals and other products). During 2001, the Corporation, through its timber and timberlands business referred to as “The Timber Company” also engaged in the growing of timber on approximately 4.7 million acres of timberlands that the Corporation owned or leased. In 2001, these timberlands supplied approximately 10% of the overall timber requirements of the Corporation’s manufacturing facilities. On October 6, 2001, the Corporation completed the spin off of The Timber Company which merged with and into Plum Creek Timber Company, Inc. (“Plum Creek”) (see Note 3 of the Notes to Consolidated Financial Statements).

Among North American producers, Georgia-Pacific ranks first in the production of tissue paper products, disposable tableware, and industrial panels; second in structural wood panels, wood bonding and industrial thermosetting resins; third in lumber products and gypsum wallboard; fourth in containerboard, corrugated packaging and market pulp; and fifth in paper (uncoated free-sheet). The Corporation’s building products distribution business is the leading supplier of wholesale building products in the United States. Georgia-Pacific’s office product distribution business, Unisource Worldwide, Inc. (“Unisource”), is one of the largest distributors of paper and janitorial and other supplies in North America. Georgia-Pacific’s chemical business also supplies paper chemicals and tall oil based chemicals.

Most of Georgia-Pacific’s products are made of solid wood, virgin and recycled wood fiber, or wood by-products. Georgia-Pacific purchases the majority of these readily available raw materials from timber owners (such as Plum Creek), independent log merchants and brokers, and recycled fiber brokers.

Georgia-Pacific’s strategy is to improve its portfolio of businesses by divesting or exiting non-strategic businesses, and by acquiring and investing in businesses that are high value-added and that position Georgia-Pacific closer to consumers. A key component of that strategy is improving the Corporation’s bath tissue, paper towel and napkin business, which is commonly referred to as the tissue business. The Corporation believes that its acquisition of Fort James Corporation in 2000 directly facilitated that strategy. In 2001, in connection with the Corporation’s redirection of its focus away from commodity-based businesses, the Corporation sold a portion of its pulp and paper assets to Domtar Inc. and divested its timber businesses by redeeming all of the outstanding shares of stock of The Timber Company and merging its timber businesses with Plum Creek.

As the Corporation completed evaluations of its business portfolio last year, it became increasingly convinced that separating its consumer products and packaging business and its building products business has the potential to create shareholder value. In the summer of 2001, management began working on a plan to create separate vehicles for those businesses. Management believes there are a number of potential benefits from separating the businesses. Among them, it is believed a separation would create both a high-value-added consumer products and packaging company with strong brands and stable cashflow and one of the strongest domestic “pure-play” building products companies; drive sharpened management focus and provide better performance incentives; eliminate cross-subsidies, with each business free to use its cash flow to reinvest or distribute to shareholders as appropriate; and allow each business to develop its own appropriate strategies and capital structures.

Georgia-Pacific operates its production facilities in four operating segments: Consumer Products, Packaging, Bleached Pulp and Paper, and Building Products. Operating segment descriptions follow.

Consumer Products Segment

Georgia-Pacific is the largest North American producer of tissue products, a leading manufacturer of tissue products in Europe, and, through its Dixie business, the largest producer of disposable tableware in North America. The segment’s products include a wide array of branded and private label consumer and commercial tissue products. These include bath tissue, paper towels and napkins, which are made from virgin and recycled fibers, as well as disposable plates, cups and cutlery. Primary production of these products takes place in 27 tissue mills throughout Europe and the United States and 12 disposable tableware plants in the United States. Worldwide tissue capacity is approximately four million tons, making this segment the world’s largest producer of tissue products. In 2001, export and foreign sales accounted for approximately $1,590 million, or 23% of segment sales. Markets for tissue products are generally influenced by population growth, changes in per capita consumption, and levels of economic activity in a geographic market.

In March 2001, Georgia-Pacific completed the sale of 368,000 tons of tissue manufacturing capacity, associated converting facilities, and related sales and marketing functions to Svenska Cellulosa Aktiebolaget (publ) (“SCA”) for approximately $850 million (see Note 3 of the Notes to Consolidated Financial Statements). The majority of this sale involved products in the commercial or “away-from-home” market.

Our Consumer Products segment is broken down into three divisions; North American Tissue, European Tissue, and Dixie.

North American Tissue

Georgia-Pacific’s consumer products segment is the largest producer of tissue products, such as bath tissue, paper towels and napkins, in North America. The business produces both branded and private label tissue products made from virgin and recycled fibers for the retail and commercial markets. Fourteen production and converting facilities located throughout the United States and a converting facility in Mexico produce finished goods to serve the North American market. In 2001, North American sales accounted for approximately $4,549 million, or 74% of tissue sales.

Retail Tissue.    In the retail (or “at-home”) channel, which accounted for approximately 67% of domestic tissue sales in 2001, Georgia-Pacific produces both branded and private label products. The Corporation’s principal retail brands include Quilted Northern and Angel Soft bath tissue (the number two and three bathroom tissue brands, respectively), Brawny and Sparkle paper towels (the number two and three paper towel brands, respectively), and six of the seven leading napkin brands including Mardi Gras napkins (the leading paper napkin brand) and Vanity Fair premium dinner napkins (the number one premium napkin brand). Other retail brands include Sparkle paper napkins (the number three paper napkin brand), and Soft’N Gentle bathroom and facial tissue, MD bath tissue, Mardi Gras towels, Zee napkins (number one on the West Coast), and Green Forest towels and napkins.

Georgia-Pacific also supplies private label or customer brand products to some of the largest retailers in the United States. The Corporation believes that it is the leading supplier to the United States private label towel and tissue market, with an estimated market share between 40% and 45%. Additionally, the Corporation believes it is the leading supplier of tissue, towel and napkin products to the warehouse club channel.

Commercial Tissue.    In 2001, the other 33% of domestic tissue sales came from commercial and industrial (or “away-from-home”) markets through the Corporation’s office product distribution business (Unisource), independent paper distributors, food service and janitorial distributors, and directly to national fast food accounts for use in restaurants, offices, factories, hospitals, schools and hotels. The Corporation’s principal away-from-

home brands include proprietary dispensing systems for the Cormatic, Ultimatic and Guardian brands; Envision, the leading brand of environmentally positioned 100% recycled tissue, towel and napkin products. With an estimated market share of approximately 39%, Georgia-Pacific believes it is now the leading producer of towel and tissue products in the United States away-from-home channel.

European Tissue

The European tissue business is a leading supplier of paper-based consumer products in many European countries. Product lines in both the retail and away-from-home markets include bathroom and facial tissue, paper towels and napkins. Retail sales include both branded and private label products. The Corporation also markets feminine hygiene products and pharmacy supplies in select countries. These products are manufactured across Europe in 13 mills with an annual capacity of over 946,000 tons, or are purchased from others. Eleven stand-alone converting plants strategically located throughout Europe and China supplement converting operations located at the primary production mills. The combined network provides cost-effective market reach given the high European distribution costs and the resulting decrease in the maximum practical distribution radius from any one-mill site. In 2001, net sales for the European tissue business accounted for approximately $1,590 million, or 26% of tissue sales.

During 2001, tissue-based products accounted for approximately 87% of the Corporation’s European annual sales with the balance comprised of feminine hygiene products, ancillary products such as health care and pharmacy items, and unconverted tissue parent rolls. Georgia-Pacific sells its tissue, towel and napkin products through both retail and away-from-home distribution channels in Europe. Approximately 75% of the Corporation’s European towel and tissue sales were into retail distribution channels and 25% were into away-from-home and other channels. Sales into retail channels are supported by both branded and private label product offerings.

The Corporation’s principal European brands include Lotus bathroom tissue and handkerchiefs (both hold the number one position in France), Moltonel bathroom tissue (the number two tissue in France), Lotus kitchen towels (the number one kitchen towel in the Netherlands), O’Kay kitchen towels (the number one kitchen towel in France), Colhogar kitchen towels and bathroom tissue (both hold number one positions in Spain), KittenSoft towels and bathroom tissue (both hold number one positions in Ireland), EMBO bathroom tissue (the number one tissue in Finland), Tenderly bathroom tissue (the number three tissue in Italy), Delica kitchen towels and bathroom tissue (the number one towel and number two bath tissue in Greece), Vania feminine hygiene products (the leader in France), Selpak premium tissue products (the leader in Turkey) and Demak’Up cotton facial pads (the leader in Europe).

Georgia-Pacific’s largest European operations are in France and the United Kingdom, which combined account for approximately 71% of its European tissue sales. Aggregating at-home branded, private label and away-from-home production, the Corporation believes it is the largest producer of tissue products in France, Spain, Finland, Ireland, and Turkey and the second largest producer in the United Kingdom and Greece.

Dixie

The Dixie business, with one of the best known names in disposable plates, cups and cutlery, provides a full range of products for both retail and foodservice markets. Through a twelve-plant network of focused production facilities in North America, Dixie manufactures products for its retail and foodservice customers. The Corporation’s principal retail tabletop brand is Dixie, which has the largest United States retail market share for disposable cups and plates. The Corporation believes that it is also the leading supplier of tabletop products to the warehouse club channel. Foodservice customers include distributors, restaurants, hotels, office buildings and institutions. The Corporation believes that it is one of the largest producers of disposable cups, plates and related products for the foodservice industry. Approximately 54% of sales are into retail distribution channels and the remaining 46% are into foodservice distribution channels. In 2001, Dixie’s net sales were approximately $871 million.

Packaging Segment

The packaging segment focuses on providing packaging solutions for a wide variety of industrial customers. Its primary products include corrugated containers and containerboard. The Corporation’s four containerboard mills rank fourth in North American containerboard production with a capacity of 3.7 million tons, approximately 10% of North American capacity. The segment’s 53 packaging plants consume approximately 70% of the segment’s containerboard production; the remainder is sold to independent box converters in the United States, Latin America and Asia. One of the largest domestic producers of containerboard, the packaging segment is the second largest supplier of containerboard to independent converters in the United States and the fourth largest supplier of corrugated containers in the United States. Markets for containerboard and packaging products are affected primarily by changes in industry capacity, the level of industrial activity in the United States, and export markets. Containerboard exports totaled 266,000 tons during 2001 compared to 2000’s level of 332,000 tons. In 2001, exports for the packaging segment were $113 million, approximately 4% of segment net sales.

In addition to standard corrugated containers, the segment’s packaging plants manufacture many specialty packaging products. These include display-ready corrugated packaging that works interchangeably with the Corporation’s line of returnable plastic containers, double and triple-wall boxes, bulk bins, water-resistant packaging, and high-finish and preprinted packaging for point-of-sale displays. During 2001, Georgia-Pacific acquired the remaining interest in Color-Box, LLC, a joint venture with Chesapeake Corporation (see Note 3 of the Notes to Consolidated Financial Statements). Color-Box is a producer of high quality litho-laminated packaging.

Bleached Pulp and Paper Segment

The bleached pulp and paper segment produces market pulp, paper and other products at nine facilities in North America. Combined production capacity for pulp and paper is 3.8 million tons. The bleached pulp and paper segment’s mills are among the industry’s lowest cost producers. Markets for pulp and paper products are affected primarily by changes in industry capacity, the level of economic growth in the United States and export markets, and fluctuations in currency exchange rates. Exports from this business segment consist chiefly of market pulp bound for Asia, Europe, and Latin America. In 2001, exports for the bleached pulp and paper segment were $1.3 billion, approximately 15% of segment sales.

Paper.    Georgia-Pacific is the nation’s fifth largest domestic producer of paper. Also known as uncoated free-sheet, paper is used in office copy machines and printers, commercial printing, business forms, stationery, tablets, books, envelopes, labels and checks. The bleached pulp and paper segment’s four uncoated free-sheet paper mills have a combined annual capacity of 1.2 million tons, approximately 8% of North American capacity. These products are sold through Unisource, our office product distribution business, other major paper distributors, office product distributors, printing equipment manufacturers, retailers and converters. Products are sold under a variety of brand names including: Microprint, Spectrum, Eureka, GeoCycle, and Eclipse.

In August 2001, Georgia-Pacific sold its mills at Ashdown, Arkansas; Woodland, Maine; and Nekoosa and Port Edwards, Wisconsin. Combined, these facilities represented 1.3 million tons of production or 47% of the segment’s white paper capacity. Additionally, the segment permanently closed paper machines at Camas, Washington resulting in the reduction of another 140,000 tons, equal to 9%, of this segment’s white paper capacity.

Market Pulp.    Georgia-Pacific ranks eighth in the production of market pulp worldwide. The bleached pulp and paper segment includes three pulp mills with a combined annual capacity of nearly 1.7 million tons, approximately 19% of United States capacity. These mills produce primarily Southern softwood and Northern hardwood pulps sold to industrial users for the manufacture of many paper grades. The segment also is a major supplier of fluff pulp and other specialty pulps. Fluff pulp is used primarily in the manufacture of disposable diapers and other sanitary items.

In August 2001, the Woodland, Maine market pulp mill, with an annual capacity of 380 thousand tons of Northern Hardwood was sold. The Corporation’s Bellingham, Washington mill was permanently closed in 2001.

Bleached Board.    The bleached pulp and paper segment produces bleached paperboard for use in frozen food containers, food service items and other products. The combined bleached board capacities at Naheola, Alabama and Crossett, Arkansas make Georgia-Pacific Corporation the fourth largest bleached board producer in North America.

Paper Distribution.    Unisource is a leading distributor of printing and imaging paper, packaging systems, and facility and packaging supplies in North America. Unisource operates primarily in the United States, with 24 locations in Canada and 21 in Mexico, and is a large distributor for most major paper producers in North America, including Georgia-Pacific’s paper, commercial tissue and packaging businesses. Unisource operates with 16 customer service centers, 95 major distribution centers, and 59 Paper Plus retail store locations in the United States. The paper distribution business is affected by the level of economic activity in the United States, Canada and Mexico and the pricing environment for paper and paper products.

Unisource sells and distributes high-quality printing, writing and copying papers to printers, publishers, business forms manufacturers and direct mail firms, as well as to corporate and retail copy centers, in-plant print facilities, government institutions and other paper intensive businesses. Unisource also sells and distributes a broad range of packaging and maintenance supplies, equipment and services (principally to manufacturers, food processors, and retailers); maintenance supplies and equipment such as carton erectors, baggers and filers as well as films, shrink-wrap and cushioning materials; shipping room supplies such as corrugated boxes, cushioning materials, tapes and labeling; and food service supplies such as films and food wraps, food containers and disposable apparel for food service workers. Roughly two thirds of Unisource’s revenue is derived from printing and imaging and one third from packaging and supplies.

The business is the exclusive national distributor of Xerox®, one of the most recognized brand names in office papers.

Building Products Segment

Georgia-Pacific is a leading manufacturer and distributor of building products in the United States. The building products segment manufactures wood panels (including plywood, oriented strand board (“OSB”) and industrial panels), lumber, gypsum products, chemicals and other products. These products are manufactured at 127 facilities in the United States, 7 plants in Canada, 2 plants in South America, and a joint venture in South Africa. These products are sold directly to industrial customers, independent dealers and wholesalers, and large building product retailers or through our building products distribution business. The segment is the largest distributor of building products in North America.

The building products business is affected by the level of housing starts; the level of home repairs, remodeling and additions; commercial building activity; the availability and cost of financing; and changes in industry capacity. The demand for building products tends to be stronger during the second and third quarters when weather conditions favor construction. Exports for the building products segment in 2001 were $167 million (approximately 2% of segment sales), primarily to the Caribbean and Europe.

Wood Panels.    A leading producer of structural wood panels in the United States, Georgia-Pacific accounts for about 19% of North American capacity. The segment’s 16 softwood plywood plants and seven OSB plants can produce approximately 7.9 billion square feet of panels annually. With most of these plants located in the Southeast, the business benefits from an ample supply of timber, favorable weather conditions, regional population growth, national economic growth and other factors. OSB is a structural panel made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as unsanded plywood including roof decking, sidewall sheathing and floor underlayment.

Industrial Wood Products.    The building products segment leads in production of manufactured board products for industrial and construction applications. Seventeen mills manufacture hardboard, particleboard, panelboard, softboard, hardwood plywood, decorative panels and medium-density fiberboard. Applications include furniture, cabinets, housing, retail fixtures, and other industrial products. In 2001, the segment closed its Conway, North Carolina and Superior, Wisconsin hardboard plants. The combined capacity of these facilities was 345 million square feet (1/8” basis) or approximately 34% of its annual hardboard capacity as of January 1, 2001.

Lumber.    The third largest lumber producer in North America, Georgia-Pacific annually manufactures about 2.5 billion board feet or approximately 4% of North American lumber production. Most of the Corporation’s 33 lumber mills are located in the Southern United States. Lumber products are manufactured from Southern pine, a variety of Appalachian and Southern hardwoods, redwood, cedar, spruce, hemlock and Douglas fir. During 2001, the Corporation’s Idabel, Oklahoma southern pine sawmill was sold and the Varnville, South Carolina pine sawmill was closed. The combined capacity of these facilities was 172 million board feet. Additionally, the Corporation’s Tioga, Pennsylvania Appalachian hardwood sawmill, with a capacity of 18 million board feet, was sold.

The building products segment ranks as one of the top producers of pressure-treated lumber in the nation. With production from 12 facilities, the segment can sell more than one billion board feet of lumber annually. Pressure treated lumber is used primarily in construction of outdoor structures such as decks, fences, bridges and playground equipment.

Demand for the building products segment’s engineered lumber products has increased in recent years as wood I-joists (made from veneer, OSB and sawn lumber) have increasingly become the product of choice for floor joist applications. Laminated veneer lumber (“LVL”) and wood I-joists are designed to meet the precise structural performance requirements of roofing and flooring systems. The segment produces both LVL and I-joists in two facilities.

Gypsum Products.    Georgia-Pacific operates 18 gypsum board plants throughout the United States and Canada and is one of the three largest producers of gypsum wallboard in North America, with an annual capacity of 6.5 billion square feet. Gypsum products include wallboard, Dens specialty panels, fire-door cores, industrial plaster and joint compound. In addition, the business is substantially vertically integrated in both paper and gypsum rock, operating four recycled gypsum paperboard mills and nine gypsum quarries/mines. Gypsum reserves are approximately 302 million recoverable tons, an estimated 49-year supply at current production rates.

In June 2001, the Corporation announced that it would close gypsum wallboard plants at Savannah, Georgia, Long Beach, California, and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas, and reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation’s gypsum wallboard production capacity.

Chemicals.    The Corporation’s chemical business is a leading supplier of wood bonding resins, industrial thermosetting resins, paper chemicals, and tall oil based chemicals. These chemicals and resins are used in a variety of specialty applications, including production of wood panels, paper-making, roofing, thermal insulation, metalworking, coatings, fertilizers, and transportation. The business ships more than 4.1 billion pounds of bonding and thermosetting resins, formaldehyde, pulp chemicals, and paper chemicals annually from 19 United States and 2 South American plants. In January 2001, the business acquired the balance of its Chilean and Argentinean joint ventures from Masisa S.A. The business also operates through a joint venture in South Africa with Chemical Services, Ltd. In February 2001, the Corporation’s Hampton, South Carolina formaldehyde plant, with a capacity of 65 million pounds, was permanently closed. In December 2001, the closure of the Houston, Texas formaldehyde plant with a capacity of 110 million pounds was announced to be effective during the first quarter of 2002.

Building Products Distribution.    The building products distribution business is the leading domestic wholesaler of building products. It sells building products to independent dealers, industrial customers and large home improvement centers from 64 locations throughout the United States and one in Canada. The building products distribution business provides a nationwide outlet for a significant portion of Georgia-Pacific’s lumber and structural panel products. Approximately 72% of the business’ sales are building products purchased from third parties. The Corporation’s building products distribution business believes that its geographic coverage and product breadth are unmatched in North America.

The Timber Company

On October 6, 2001, the Corporation completed the spin off of its timber and timberlands business and its merger with and into Plum Creek. Accordingly, the Corporation has terminated the registration of The Timber Company common stock with the Securities and Exchange Commission and de-listed the stock from the New York Stock Exchange. The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements.

Additional Information

Additional information pertaining to the Corporation’s businesses, including operating segments, is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis” and “Georgia-Pacific Corporation and Subsidiaries—Sales and Operating Profits by Operating Segment presented in Notes 1 and 2 of the Corporation’s Notes to Consolidated Financial Statements, presented under Item 8 of this Form 10-K.

Timber Resources

The principal raw material used by the Corporation is timber and wood fiber. During 2001, The Timber Company supplied 10% of the overall timber requirements of Georgia-Pacific Group’s facilities. Prior to 2001, the prices and terms of the transactions between The Timber Company and Georgia-Pacific Group were determined on an arms length basis pursuant to supply contracts put in place in 1997 at the time of the Corporation’s recapitalization which created two separate classes of common stock: The Timber Group and Georgia-Pacific Group (see Note 15 of the Notes to Consolidated Financial Statements). The Corporation purchases its remaining timber requirements from third-party land owners in the open market. No single supplier, other than The Timber Company prior to its spin off and merger with Plum Creek, supplied more than 10% of the Corporation’s timber requirements.

In preparation for the merger of The Timber Company and Plum Creek, Georgia-Pacific, Plum Creek and The Timber Company negotiated a new timber supply agreement which is effective for 10 years following the completion of the merger and subject to an automatic ten year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins: Southeast Arkansas, Mississippi, Florida and Southeast Georgia. Under the agreement, Plum Creek must offer to Georgia-Pacific specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific can elect between 36%-51% of such annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52%-65% in Southeast Arkansas. The total annual softwood volume will range from a minimum of 2.7 million tons to a maximum of 4.2 million tons. The prices for such timber will be negotiated at arms length between Plum Creek and Georgia-Pacific every six months.

Mineral Resources

Information pertaining to the Corporation’s gypsum resources is set forth under the captions “Georgia-Pacific Group—Building Products—Gypsum Products” in this item.

Environment

Information pertaining to environmental issues and the Corporation’s expenditures for pollution control facilities and equipment is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Investing Activities” and Note 14 of the Notes to Consolidated Financial Statements, and is presented under Items 7 and 8 of this Form 10-K.

Employees

Information pertaining to persons employed by the Corporation is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Other”, and is presented under Item 7 of this Form 10-K.

Patents, Copyrights, Licenses, Trade Secrets and Trademarks

The Corporation is the owner of numerous patents, copyrights, trademarks, licenses and trade secrets, as well as substantial know-how and technology (herein collectively referred to as “technology”), relating to its products and the processes for their production, the packages used for its products, the design and operation of various processes and equipment used in its business and certain quality assurance and financial software. The manufacturing and processing of many of the Corporation’s products are among the important trade secrets of the Corporation.

The Corporation also owns numerous trademarks which are very important to its business, especially its consumer products business. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The Corporation has registered and licenses the right to use its trademarks in conjunction with certain merchandise other than products it manufactures. In part, the Corporation’s success can be attributed to the existence of its trademarks.

ITEM 2.     PROPERTIES

The geographic location and capacity of the manufacturing facilities by segment is set forth on Exhibit 99.1 hereto which is hereby incorporated herein by this reference.

The Corporation’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from facility to facility. Management believes that its manufacturing facilities, taken as a whole, are well maintained and generally adequate for current operations.

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

Information concerning the Corporation’s timber and mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS

Information pertaining to the Corporation’s Legal Proceedings is set forth in Note 14 of the Corporation’s Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference thereto.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Georgia-Pacific common stock is listed on the New York Stock Exchange and trades under the symbol GP. As of the close of business on March 7, 2002, the closing stock price of one share of Georgia-Pacific common stock was $28.14 and there were approximately 36,462 record holders of such stock.

Information with respect to the Market for the Corporation’s Common Equity and Related Stockholder Matters is set forth in a table under the captions “Selected Financial Data—Financial Position, End of Year” in Note 16 of the Corporation’s Consolidated Financial Statements under Item 8 of this Form 10-K, which are incorporated herein by reference thereto.

The Corporation expects to continue to pay quarterly dividends in the amounts set forth in Note 16 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, which dividend information is incorporated herein by reference thereto.

On October 4, 2001 and pursuant to its 1995 Outside Directors Stock Plan (the “1995 Plan”), the Corporation issued 40,183 shares of Georgia-Pacific common stock, $0.80 par value per share, to its nonemployee directors. The shares were issued to replace shares of common stock of The Timber Company which previously had been issued under the 1995 Plan and were either exchanged or canceled in connection with the spin-off and merger of The Timber Company. Accordingly, the Corporation received no cash consideration in connection with the issuance. The issuance to the directors was exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because it was a transaction by an issuer that did not involve a public offering.

ITEM 6.     SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data for the Corporation is set forth under the captions “Selected Financial Data—Operations—Georgia-Pacific Corporation and Subsidiaries” and “Selected Financial Data—Financial Position, End of Year,” which are presented under Item 8 of this Form 10-K, and is incorporated herein by reference.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summaries the significant factors affecting the results of operations and financial condition of the Corporation during the three fiscal years ended December 29, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Supplemental Information set forth in Item 8 of this report.

Georgia-Pacific Corporation manufactures and sells a wide variety of pulp and paper products (including pulp, paper, containerboard, packaging, commercial and consumer tissue products (including bath tissue, paper towels and napkins) and disposable tabletop products (including disposable cups, plates and cutlery) and manufactures and sells building products (including plywood, oriented strand board and industrial panels, lumber, gypsum products, chemicals and other products).

2001 Compared with 2000

The Corporation reported consolidated net sales of $25.0 billion and a net loss of $407 million for 2001, compared with net sales of $22.1 billion and net income of $505 million in 2000. Included in the 2001 results are a full year of net sales and operating profits from the Fort James operations that were consolidated with the Corporation beginning in December 2000.

Interest expense was $1,080 million in 2001, compared with $595 million in 2000. The increase is the result of higher debt levels, primarily related to the acquisition of Fort James, offset slightly by lower interest rates.

The Corporation reported a loss from continuing operations before income taxes of $295 million and an income tax provision of $181 million for the year ended December 29, 2001, compared with income from continuing operations before income taxes of $553 million and an income tax provision of $210 million for the year ended December 30, 2000. The effective rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 3 of the Notes to Consolidated Financial Statements). The effective tax rate in 2000 was different from the statutory rate due to the utilization of state tax credits and foreign sales corporation tax benefits that more than offset nondeductible goodwill amortization expense associated with business combinations.

During 2001, the Corporation recorded a pretax charge to earnings of $350 million to cover all of its projected asbestos liabilities and defense costs, net of insurance recoveries, through 2011 (see Note 14 of the Notes to Consolidated Financial Statements).

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operations decreased to $70 million in 2001, compared with $162 million in 2000. This decrease was primarily a result of a decline in both sales prices and sales volume. Included in the 2001 results was interest expense of $31 million and a $24 million pretax charge for an insurance premium associated with the merger of the Corporation’s timber and timberlands business with Plum Creek (see Note 3 of the Notes to Consolidated Financial Statements).

The remaining discussion refers to the “Selected Operating Segment Data” table below which should be read in conjunction with the more detailed segment information set forth in Note 2 of the Notes to Consolidated Financial Statements and Sales and Operating Profits by Operating Segment.

SELECTED OPERATING SEGMENT DATA

Georgia-Pacific Corporation and Subsidiaries

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Net sales:
Consumer products	$7,138	$2,119	$1,234
Packaging	2,610	2,735	2,511
Bleached pulp and paper	8,713	9,454	5,869
Building products	7,784	8,723	9,689
Other*	(1,229)	(981)	(894)

Total net sales	$25,016	$22,050	$18,409

Operating profits (losses):
Consumer products	$792	$(17)	$131
Packaging	384	512	324
Bleached pulp and paper	69	509	181
Building products	150	382	1,205
Other*	(610)	(238)	(251)

Operating profits	785	1,148	1,590
Interest expense	1,080	595	426

(Loss) income from continuing operations before income taxes	(295)	553	1,164
Provision for income taxes	181	210	448

(Loss) income from continuing operations	(476)	343	716
Income from discontinued operations, net of taxes	70	162	400

(Loss) income before extraordinary item and accounting change	(406)	505	1,116
Extraordinary item, net of taxes	(12)	–	–
Cumulative effect of accounting change, net of taxes	11	–	–

Net (loss) income	$(407)	$505	$1,116

*	Includes the elimination of intersegment sales.

Consumer Products

The Corporation’s consumer products segment reported net sales of $7.1 billion and operating profits of $792 million for the year ended December 29, 2001, which included net sales and operating profits from the operations of Fort James that were acquired at the end of November 2000. Fort James’ results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. During 2000, the segment reported net sales of $2.1 billion and an operating loss of $17 million. Included in 2001 results was a one-time unusual charge of $83 million for the closure of the Bellingham, Washington pulp mill. Included in 2000 results was a one-time unusual charge of $204 million for the write-down of assets of the Corporation’s away-from-home tissue business that was sold during the first quarter of 2001. Excluding these one-time charges, return on sales increased to 12% compared with 9% in 2000. The increase in 2001 operating profits was due principally to the inclusion of a full year of operating results of the Fort James businesses and significant savings from lower distribution and manufacturing costs and other synergies resulting from merging the Corporation’s retail tissue business with the Fort James operations.

On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure, the Corporation recorded a pretax charge to earnings in the consumer products segment of approximately $57 million for the write-off of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $83 million total pretax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses.

During 2002, the Corporation expects the consumer products segment to continue to produce improved operating profits driven by sales growth and cost reduction programs associated with the Fort James acquisition. Selling prices and direct material costs are not expected to differ materially from levels experienced in the 4th quarter of 2001.

Packaging

The Corporation’s packaging segment reported net sales of $2.6 billion and operating profits of $384 million for the year ended December 29, 2001, compared with net sales of $2.7 billion and operating profits of $512 million in 2000. During 2000, the Corporation sold certain packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales decreased to 15% from 18% in 2000. Average selling prices decreased in 2001 for all packaging products. Average selling prices for linerboard and medium decreased 5% and 10%, respectively, and average selling prices for packaging decreased slightly. Sales volume decreased for packaging by 4% when compared with the prior year. These decreases were offset by a slight increase in sales volume for linerboard and a $36 million cost savings year over year. The Corporation expects continued weakness in packaging markets in 2002 with gradual declines in selling prices.

During 2001 and 2000, the Corporation took market-related paper machine slowback or downtime at its containerboard mills to avoid excess inventories, resulting in a reduction in containerboard production of approximately 274,000 tons and 271,000 tons, respectively.

Bleached Pulp and Paper

The Corporation’s bleached pulp and paper segment reported net sales of $8.7 billion and operating profits of $69 million for the year ended December 29, 2001. In 2000, the segment reported net sales of $9.5 billion and operating profits of $509 million. In August 2001, the bleached pulp and paper segment sold four paper and pulp facilities and recorded a pre-tax loss of $63 million. Excluding this loss, return on sales decreased to 1% compared with 5% for the same period a year ago. The decrease in net sales and operating profits was due primarily to a decrease in average prices for all of the Corporation’s bleached pulp and paper, offset somewhat by lower wood fiber and production costs. Average selling prices for market pulp and fluff pulp decreased 27% and 13%, respectively, while paper prices decreased 5% compared with 2000 prices.

During 2001, the Corporation incurred market-related downtime at its bleached pulp and paper mills, resulting in a reduction in pulp production of 104,000 tons and in paper production of 21,000 tons. In December 2000, the Corporation announced the permanent closure of its Kalamazoo, Michigan, paper mill and a permanent closure of a paper machine at its Nekoosa, Wisconsin, operations. In connection with the Kalamazoo paper mill closing, the Corporation recorded a fourth quarter 2000 charge of $57 million for employee termination, asset write-down, mill closing and other costs. In 2000, the Corporation incurred market-related downtime at its pulp and paper mills resulting in a reduction in pulp and paper production of 17,000 tons and 60,000 tons, respectively. Divested operations contributed operating losses of $64 million and operating profits of $59 million to the segment’s 2001 and 2000 results, respectively.

The segment’s paper distribution business, which represents the operating results of Unisource, reported net sales of $6.2 billion and operating profits of $48 million in 2001, compared to net sales and operating profits of $6.9 billion and $158 million, respectively, in 2000. The decline in sales and operating profits for the paper distribution business is a direct result of declining prices and volumes in the printing business.

Selling prices for the Corporation’s pulp and paper products continually decreased during 2001 and ended the year at levels lower than 2000. The Corporation expects pulp selling prices to remain relatively depressed through 2002. Selling prices for paper products are expected to gradually improve in 2002. Historically, selling prices for all of the Corporation’s pulp and paper products have been volatile and difficult to predict. Sales volume is also expected to decrease significantly during 2002 related to the sale of the paper and pulp assets to Domtar in August 2001.

Building Products

The Corporation’s building products segment reported net sales of $7.8 billion and operating profits of $150 million for the year ended December 29, 2001, compared with net sales of $8.7 billion and operating profits of $382 million in 2000. As a result of weak market conditions in this segment, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, building products distribution centers and gypsum plants and recorded one-time net charges of $88 million in 2001 related to these plant closures and asset impairments. In 2000, the Corporation recorded a restructuring charge of approximately $8 million for asset write-offs, employee termination and facility closing costs of a gypsum facility Excluding these unusual charges, return on sales was 3% in 2001 and 4% in 2000. The primary components of the decrease in 2001 net sales and operating profits were 10% lower average particleboard selling prices, 20% lower average OSB selling prices and a 24% decrease in average gypsum wallboard selling prices coupled with a 10% decrease in plywood sales volume, an 18% decrease in softwood lumber sales volume, a 15% decrease in particleboard sales volume and a 19% decrease in gypsum wallboard sales volume. These declines were slightly offset by a 15% increase in oriented strand board sales volume and a decline in wood costs. Despite the decline in markets for the building products segment, the building products distribution business contributed $62 million of profits in 2001 compared with $20 million in 2000. The Corporation expects moderate improvement in this segment’s operating profits in 2002 resulting primarily from modest improvements in selling prices for most building products and slight reductions in wood costs.

In June 2001, the Corporation announced that it would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation’s gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales.

During 2001, the Corporation also announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, chemical plants and building products distribution centers. In connection with these announcements, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $14 million for the write-off and impairment of assets, approximately $16 million for the termination of approximately 900 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales.

Other

The operating loss for the “Other” nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $372 million to a loss of $610 million in 2001 from a loss of $238 million in 2000. This increase was primarily the result of the $350 million charge recorded in the fourth quarter of 2001 for projected asbestos liabilities through the year 2011, net of anticipated insurance recoveries (See Note 14 of the Notes to Consolidated Financial Statements).

During 2001, the Corporation recorded pension expense of $9.2 million and made pension contributions of $13.3 million for its solely administered plans. Because of lower than expected returns on pension plan assets and a lower discount rate used to value the pension liabilities, the Corporation estimates its pension expense and pension contributions for its solely administered plans will increase to approximately $133 million and $98.4 million, respectively, in 2002.

Liquidity and Capital Resources

During 2001, the Corporation reduced debt by approximately $3.3 billion. The main factors contributing to the debt reduction were proceeds from asset sales of $2.3 billion ($1.9 billion after taxes), the reduction of $0.6 billion of debt assumed by Plum Creek when the Corporation’s timber and timberlands business were merged into Plum Creek, and nearly $0.8 billion of cash from operations and other resources. The Corporation also paid approximately $133 million for acquisitions and the remaining ownership in various businesses during 2001. In 2002, the Corporation expects its cash flow from operations and financing activities (including proceeds from a successful Premium Equity Participating Security Units (“PEPS Units”) remarketing) to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. If the Corporation’s 2002 cash flows are significantly less than expected or if the Corporation is unsuccessful in remarketing the PEPS Units, the Corporation could be required to draw down funds from available credit facilities. The following discussion provides further details of the Corporation’s liquidity and capital resources.

Operating Activities

The Corporation generated cash from operations of $1,485 million during 2001 and $1,556 million in 2000. The decrease in cash provided by operations in 2001 was primarily a result of the net lower operating results in the building products, packaging and bleached pulp and paper segments, offset somewhat by a reduction in overall working capital requirements. Increased interest costs also contributed to the decrease in cash generated from operations.

Investing Activities

During 2001, capital expenditures for property, plant and equipment were $739 million compared with $909 million in 2000. Expenditures in 2001 included $114 million in the building products segment, $2 million in the discontinued timber segment, $78 million in the packaging segment, $149 million in the bleached pulp and paper segment, $337 million in the consumer products segment, and $59 million of other and general corporate. In 2002, the Corporation expects to make capital expenditures for property, plant and equipment of approximately $720 million.

During 2001, the Corporation invested $88 million for pollution control and abatement. The Corporation’s 2002 capital expenditure budget currently includes approximately $49 million for environment-related projects. Certain other capital projects being undertaken primarily for improving financial returns or safety will also include expenditures for pollution control.

On April 15, 1998, the United States Environmental Protection Agency promulgated a set of regulations known as the “Cluster Rule” that establishes new requirements for air emissions and wastewater discharges from pulp and paper mills. The Cluster Rule requires pulp and paper mills to become elemental chlorine free in the pulp bleaching process. The Corporation estimates that it will make capital expenditures up to approximately $543 million through April 2006 in order to comply with the Cluster Rule’s requirements. Of that total, approximately $425 million was spent through 2001 and an additional $21 million is expected to be spent in 2002. The work performed in 2001 essentially completed the projects required during the first three years of the Cluster Rule. Remaining expenditures are for air emissions controls under MACT II regulations (to be completed by January 2004) and the MACT I regulations (to be completed by April 2006). Air regulations under the Cluster Rule are called MACT regulations, with MACT I regulations representing rules regarding pulping and bleaching and MACT II regulations representing rules regarding combustion sources.

Investments to purchase timberlands (including purchases of timberlands by The Timber Company prior to its spin off and merger with Plum Creek) totaled $31 million in 2001 compared with $59 million in 2000.

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific common stock. The Corporation is paying cash and issuing Georgia-Pacific shares as the untendered Fort James shares are delivered to the Corporation’s exchange agent for cancellation. Through December 29, 2001, the Corporation had paid approximately $6,186 million in cash ($46 million of which was paid during 2001) and issued approximately 53.9 million shares of Georgia-Pacific common stock (0.2 million shares of which were issued during 2001) valued at $1,485 million for such shares. The fair value of the Georgia-Pacific common shares was determined based on the average trading prices of Georgia-Pacific common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). The Corporation expects to pay an additional $7 million in cash and issue approximately 57,000 shares valued at $2 million for Fort James common stock that had not been tendered as of December 29, 2001. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

During 2001, the Corporation acquired the remaining 46% interest it did not previously own in Color-Box, LLC, a joint venture with Chesapeake Corporation for approximately $59 million. The results of operations of this joint venture were consolidated with those of the Corporation beginning in July 2001. The Corporation has accounted for this acquisition using the purchase method to record a new cost basis for the additional share of assets acquired and liabilities assumed. During the first quarter of 2000, the Corporation contributed certain packaging assets with a net book value of $34 million to this joint venture. In exchange for these assets, the Corporation received a 54 % interest in the joint venture. This investment in the joint venture was accounted for under the equity method until July 2001 because the joint venture partner had substantive participating rights.

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

On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation’s stand-alone uncoated free sheet paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $63 million in the third quarter of 2001 in the bleached pulp and paper segment. This loss was reflected in Other loss on the accompanying consolidated statements of income. In addition, the Corporation recorded a provision for income taxes of $197 million, principally applicable to $630 million of non-deductible goodwill related to the assets sold.

Pursuant to a consent decree executed with the United States Department of Justice in connection with the Fort James acquisition, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to SCA for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $581 million ($660 million after tax benefit) used to repay debt. In the fourth quarter of 2000, the Corporation recorded a pretax loss of $204 million in the consumer products segment for the write-down of these assets to their net realizable value; accordingly, no significant gain or loss was recognized upon completion of the sale in 2001.

On October 6, 2001, the Corporation completed the spin off of its timber and timberland business and its merger with and into Plum Creek. In accordance with the merger agreement, shareholders of The Timber Company received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction was valued at approximately $3.4 billion.

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the “Service”) that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. Based on discussions with the Service and the advice of legal counsel, the companies believe the transaction will not be taxable to the Corporation or the shareholders of The Timber Company. As an added measure to reduce the uncertainty concerning possible tax risks associated with the transaction, the Corporation obtained up to $500 million in tax liability insurance.

During 2001, the Corporation sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pretax gain of $82 million which was reflected in Cost of sales in the accompanying consolidated statements of income.

Financing Activities

The Corporation’s senior management has established the parameters of the Corporation’s financial policies, which have been approved by the Board of Directors. These include balancing the Corporation’s debt and equity to keep its weighted average cost of capital low while retaining the flexibility needed to ensure that the Corporation can meet its financial obligations when or before they come due and to finance attractive business opportunities. Historically the Corporation has set debt targets based on the cash generating capability of the Corporation under various business scenarios. The Corporation experiences variances in its cash flow from period to period and various statistical methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

The Corporation maintains a high portion of its debt as long-term at fixed interest rates. The Corporation intends to manage the maturities of its long-term debt so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, the Corporation seeks to have 75% of its aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of its accounts receivable. The Corporation utilizes bank credits for temporary short and/or intermediate term financing usually bridging known or expected events. Additionally, the Corporation maintains committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. Currently, unused capacity exceeds $1.4 billion.

The Corporation intends to review its aggregate debt objective to achieve greater flexibility to finance growth and investment opportunities. The Corporation may determine that a lower debt target than its cash flow and its variances otherwise would justify is appropriate.

The Corporation’s total debt, excluding senior deferrable notes, decreased by $3,340 million to $12,214 million at December 29, 2001 from $15,554 million at December 30, 2000. The decrease was primarily due to the Corporation utilizing cash generated from the sale of assets and cash flow from operations. The Plum Creek merger (see Note 3 of the Notes to Consolidated Financial Statements) also reduced outstanding borrowings under the credit facilities by $646 million. At December 29, 2001, the weighted average interest rate on the Corporation’s total debt, excluding senior deferrable notes and including outstanding interest rate exchange agreements, was 6.70%. See Note 1 of the Notes to Consolidated Financial Statements for further discussion of financial activities.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $59 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.2 billion and CN $95 million was outstanding under these programs at December 29, 2001. Of the $1.3 billion in the United States program, $400 million will expire in September 2002 and the remaining $900 million expires in December 2002. The Canadian program expires in May 2004. The Corporation expects to renew these agreements prior to expiration. The receivables outstanding under these programs and the corresponding debt are included as “Receivables” and “Commercial paper and other short-term notes,” respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On November 1, 2001, the Corporation issued $27 million of 6.375% fixed rate industrial revenue bonds, due November 1, 2026. On October 24, 2001, the Corporation also replaced $28 million of its variable rate industrial revenue bonds, due October 1, 2007, with $28 million of 4.875% fixed rate industrial revenue bonds due October 1, 2007.

The Corporation consolidated a $10 million variable rate industrial revenue bond due September 1, 2021, in connection with acquiring ownership of Color-Box (see Note 3 of the Notes to Consolidated Financial Statements). On June 25, 2001, the Corporation also redeemed $42 million of its 7.9% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million of 6.5% fixed rate industrial revenue bonds due  June 1, 2031.

On May 3, 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.5% Notes Due May 15, 2006, $600 million of 8.125% Notes Due May 15, 2011, and $400 million of 8.875% Notes Due May 15, 2031. The $10.4 million underwriting fee associated with the transaction is being amortized over the term of the notes.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an extraordinary loss of approximately $12 million (net of taxes of $7 million).

In October 2000, the Corporation negotiated several new unsecured financing facilities totaling $5,400 million with terms ranging from 6 to 18 months and an unsecured revolving credit facility totaling $3,750 million with a term of 5 years. The proceeds from these unsecured facilities were used to partially finance the Fort James acquisition, and for ongoing working capital and other general corporate requirements of the Corporation. During 2001, proceeds from the sale of assets (see Note 3 of the Notes to Consolidated Financial Statements), the merger of the Corporation’s timber and timberland business with Plum Creek (see Note 3 of the Notes to Consolidated Financial Statements), increases in the accounts receivable secured borrowing program, and the issuance on  May 3, 2001 of notes (described above) were used to reduce the unsecured financing facilities.

The Corporation’s amounts outstanding under the credit agreements include the following:

December 29, 2001
In millions
Commitments:
Multi-Year Revolving Credit Facility	$3,750
Capital Markets Bridge Facility	925

Credit facilities available	4,675

Amounts Outstanding:
Letter of Credit Agreements	(265)
Money Markets, average rate of 2.8%	(90)
Multi-Year Revolving Credit Facility due November 2005, average rate of 3.7%	(1,935)
Capital Markets Bridge Facility due August 2002, average rate of 3.9%	(925)

Total credit balance	(3,215)

Total credit available *	$1,460

*
At December 29, 2001, the Corporation was limited to $851 million of available credit pursuant to certain restrictive debt covenants and its outstanding debt balance at December 29, 2001. This limitation on available credit will be reduced as the Corporation pays down debt.

Borrowings under the agreements bear interest at competitive market rates. These interest rates may be adjusted according to a rate grid based on the Corporation’s long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.2% per annum on the aggregate commitments of the lenders as well as up-front fees totaling $5.5 million and $34 million as of December 29, 2001 and December 30, 2000, respectively. The fees are being amortized over the term of the agreements. Fees and margins may also be adjusted according to a pricing grid based on the Corporation’s long-term debt ratings. At December 29, 2001 and December 30, 2000, $3,215 million and $7,757 million, respectively, was borrowed under the credit agreements at a weighted-average interest rate of 3.4% and 7.9%, respectively. Amounts outstanding under the revolving credit facilities are included in “Commercial paper and other short-term notes” and “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

In connection with the acquisition of Fort James during 2000, the Corporation assumed debt totaling  $3.3 billion, including $927 million of short-term debt, $141 million (including premium) of capital leases,  $197 million of industrial revenue bonds, $1,642 million of notes, $218 million (net of discount) of Euro-denominated bonds and $156 million of European debt. Shortly after the acquisition, all of the commercial paper was replaced by borrowings issued under the Corporation’s revolving credit facilities. The Corporation subsequently fully and unconditionally guaranteed all of Fort James’ publicly held debt issued pursuant to an Indenture with The Bank of New York, as trustee, dated as of November 1, 1991, as amended by a first supplemental Indenture dated as of September 19, 1997 and second supplemental Indenture dated as of February 19, 2001.

In order to finance a portion of the Unisource acquisition in July 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit consists of a purchase contract that obligates the holder to purchase shares of Georgia-Pacific common stock for $50 on or prior to August 16, 2002 and a senior deferrable note of the Corporation due August 16, 2004. The amount of shares purchased per PEPS Unit will be based on the average closing price of Georgia-Pacific common stock over a 20-day trading period ending August 13, 2002. Assuming an average stock price of less than or equal to $47.375 per share, the Corporation expects to issue approximately 18.2 million shares of Georgia-Pacific common stock in 2002. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. The terms of the PEPS offering include a remarketing of the senior deferrable notes on August 16, 2002 that, if successfully completed, would generate $862.5 million for repayment of debt. The interest rate will be reset at a rate that will be equal to or greater than 7.15%. Management is considering certain other financing activities that could include issuance of different securities to replace these senior deferrable notes prior to their scheduled remarketing. The liability related to the PEPS Units is classified as “Senior deferrable notes” on the accompanying consolidated balance sheets.

In December 2001, the Corporation amended its restrictive covenants under the unsecured financing facilities to require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to net worth plus funded indebtedness) of 72.50% on December 29, 2001, March 30, 2002 and June 29, 2002; 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, “EBITDA”, to interest charges) of 2.25 to 1.00 on December 29, 2001, March 30, 2002, June 29, 2002 and September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million. The Corporation was in compliance with its debt covenants as of December 29, 2001 with a leverage ratio of 71.35%, an interest coverage ratio of 2.59 to 1.00, and a debt balance of $12,214 million. The $17.9 million fee associated with amending the restrictive covenants is being amortized over the term of the financing facilities.

In 1999, the Corporation entered into a financing arrangement to enhance the return of the deposit made in connection with a 1995 sale-leaseback transaction by issuing NZ$724 million of 5.74% Debentures Due April 5, 2005 that were legally defeased with deposits of an equal amount. Because they were legally defeased, generally accepted accounting principles do not require the debentures and related deposits to be reflected on the Corporation’s consolidated balance sheets. Accordingly, the Corporation has not reflected the debentures or the related deposits on the accompanying consolidated balance sheets.

In conjunction with the sale of 194,000 acres of the Corporation’s California timberlands in 1999, the Corporation received notes from the purchaser in the amount of $397 million. These notes were monetized on October 25, 2000, through the issuance of commercial paper secured by the notes. Net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable. The notes receivable and notes payable are reflected in “Other assets” and “Other long-term liabilities,” respectively, on the accompanying consolidated balance sheets. In conjunction with the sale of 440,000 acres of the Corporation’s Maine timberlands in 1999, the Corporation received notes from the purchaser in the amount of $51 million. These notes were monetized through the issuance of notes payable in a private placement with the proceeds used to reduce debt allocated to The Timber Company. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable. The notes receivable and notes payable are reflected in “Other assets” and “Other long-term liabilities,” respectively, on the accompanying consolidated balance sheets. Additionally, in connection with the sale of 127,000 acres of the Corporation’s California timberlands in 1997, the Corporation received notes from the purchaser in the amount of $270 million. The Corporation monetized these notes receivable through the issuance of notes payable in a private placement. The notes receivable are included in “Other assets” and the notes payable are included as “Other long-term liabilities” on the accompanying consolidated balance sheets.

The Corporation’s senior management establishes the parameters of the Corporation’s financial risk, which have been approved by the Corporation’s Board of Directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management’s policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation’s debt obligations and interest rate exchange agreements as of December 29, 2001. For obligations with variable interest rates, the tables set forth payout amounts based on current rates and do not attempt to project future interest rates.

As of December 29, 2001

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value December 29, 2001
(In millions, except percentages)
Commercial paper and other short-term Notes	–	–	–	–	–	$1,359	$1,359	$1,359
Average interest rates	–	–	–	–	–	2.5%	2.5%	2.5%
Credit facilities	$925	–	–	$1,935	–	–	$2,860	$2,860
Average interest rates	3.9%	–	–	3.6%	–	–	3.7%	3.7%
Notes and debentures	$462	$580	$336	$4	$600	$4,700	$6,682	$6,679
Average interest rates	8.9%	6.7%	6.7%	4.7%	7.5%	8.4%	7.8%	7.8%
Euro-denominated Bonds	–	–	$266	–	–	–	$266	$257
Average interest rates	–	–	4.8%	–	–	–	4.8%	6.6%
Revenue bonds	$75	$3	$31	$21	–	$739	$869	$833
Average interest rates	1.9%	5.2%	2.0%	5.6%	–	5.6%	5.2%	5.8%
Capital leases	$5	$5	$6	$7	$7	$96	$126	$148
Average interest rates	12.0%	11.6%	2.5%	2.3%	10.8%	10.8%	10.0%	8.0%
European Debt	$22	$24	$23	$11	$11	$46	$137	$137
Average interest rates	6.8%	6.7%	6.2%	4.9%	4.7%	3.6%	6.1%	6.7%
Other loans	$8	–	–	–	–	–	$8	$8
Average interest rates	4.6%	–	–	–	–	–	4.6%	3.7%
Senior deferrable notes	–	–	$863	–	–	–	$863	$889
Average interest rates	–	–	7.2%	–	–	–	7.2%	3.6%
Total debt maturity	$1,497	$612	$1,525	$1,978	$618	$6,940
Notional amount of interest rate exchange Agreements (variable to fixed)	–	–	–	–	–	–	–	–
Average interest rate paid (fixed)	–	–	–	–	–	–	–	–
Average interest rate received (variable)	–	–	–	–	–	–	–	–
Notional amount of interest rate exchange Agreements (fixed to variable)	$1,657	$300	–	–	–	–	$1,957	$(51)
Average interest rate paid (fixed)	5.9%	5.9%	–	–	–	–	5.9%	5.9%
Average interest rate received (variable)	2.5%	3.5%	–	–	–	–	2.7%	2.7%
Notional amount of interest rate exchange Agreements (rate collar)	–	–	–	$47	–	–	$47	$2
Average interest rate cap	–	–	–	7.5%	–	–	7.5%	7.5%
Average interest rate floor	–	–	–	5.5%	–	–	5.5%	5.5%

The Corporation has the intent to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2006. At December 29, 2001, the Corporation did not have commercial paper outstanding.

The following table presents commitment amounts by year of expected expiration for the Corporation’s lines of credit, standby letters of credit agreements and noncancelable contracts (including operating leases).

As of December 29, 2001

	2002	2003	2004	2005	2006	Thereafter	Total
(In millions)
Lines of credit	$1	$–	$1	$–	$1	$–	$ 3
Standby Letters of Credit	$–	$–	$–	$–	$–	$191	$191
Noncancelable Contracts*	$333	$264	$219	$192	$175	$356	$1,539

*	Noncancelable contracts including operating leases.

The Corporation has the intent to renew the Standby Letters of Credit where appropriate as they mature, therefore, the obligations do not have a definite maturity date.

At December 29, 2001, the Corporation had interest rate exchange agreements that effectively converted $1,957 million of floating rate obligations with a weighted average interest rate of 2.7% to fixed rate obligations with an average effective interest rate of approximately 5.9%. Of the $1,957 million, the Corporation had $457 million of these floating rate obligations outstanding at December 30, 2000. These agreements increased interest expense by $29 million for the year ended December 29, 2001, and decreased interest expense by $1 million for the year ended December 30, 2000. The agreements had a weighted-average maturity of approximately seven months at December 29, 2001.

At December 29, 2001, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation’s interest expense is unaffected by this agreement when the market interest rate falls within this range. There was an immaterial effect on the Corporation’s interest expense for 2001 and 2000 related to these agreements. The agreements had a weighted-average maturity of approximately four years at December 29, 2001.

The Corporation’s debt portfolio is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Corporation’s debt portfolio due to differences in market interest rates and the rates at inception of the debt agreements. Based on the Corporation’s indebtedness at December 29, 2001, a 100 basis point interest rate change would impact the fair value of the debt portfolio by $444 million.

The Corporation’s international operations create exposure to foreign currency exchange rate risks. At December 29, 2001, the Corporation had outstanding approximately $238 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. The use of this financial instrument allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on this instrument substantially offsets losses and gains on the assets, liabilities and transactions being hedged.

Since 1991, the Argentine peso has been pegged to the US dollar at a rate of one Argentine peso to one US dollar. In January 2002, the Argentine government announced its intent to create a dual currency system with an “official” fixed exchange rate of 1.4 pesos to 1 US dollar for import and export transactions, and a “free” floating exchange rate for other transactions. The Corporation has a small investment in Argentina, for which the effect of this devaluation of the Argentine peso was insignificant.

The Corporation has entered into a commodity swap, the fair value of which was $9.5 million at December 29, 2001 (see Note 9 of the Notes to Consolidated Financial Statements).

As of December 29, 2001, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

Prior to 1996, the Corporation sold certain assets for $354 million and agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement with the purchaser, the Corporation agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund the Corporation’s lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, the Corporation recorded on its balance sheet an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $346 million. The sale of these assets to Domtar in 2001 (see Note 3 of the Notes to Consolidated Financial Statements) required the Corporation to repurchase these assets from the lessor. Accordingly, the lessor and the Corporation agreed to a deferred payment arrangement essentially under the same terms as the original lease obligation. The Corporation agreed to maintain the original deposit under its existing terms and create a second deposit. The sum of these deposits (approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and, accordingly, the Corporation has recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities”.

During 2000, the Corporation purchased on the open market approximately 1.7 million shares of Georgia-Pacific stock at an aggregate price of $62 million ($36.47 average per share). The Corporation also purchased on the open market approximately 3.3 million shares of The Timber Company stock at an aggregate price of $78 million ($23.67 average per share), all of which were held as treasury stock at December 30, 2000.

At the end of November 2000, the Corporation acquired Fort James (as described above and in Note 3 of the Notes to Consolidated Financial Statements) and issued 21.5 million shares of Georgia-Pacific treasury stock and 32.2 million newly issued shares of Georgia-Pacific stock as part of that transaction. During 2001, the Corporation issued an additional 190,000 shares of Georgia-Pacific Stock as part of this transaction. The Corporation does not hold any Georgia-Pacific stock as treasury stock as of December 29, 2001.

The Corporation received proceeds from stock option exercises of $165 million and $26 million in 2001 and 2000, respectively.

During 2001 and 2000, the Corporation paid dividends totaling $175 million and $166 million, respectively.

As discussed above, Georgia-Pacific’s strategy is to improve its portfolio of businesses by divesting or exiting non-strategic businesses, and by acquiring and investing in businesses that are high value-added and that position Georgia-Pacific closer to consumers. A key component of that strategy is improving the Corporation’s bath tissue, paper towel and napkin business which is commonly referred to as the tissue business. The Corporation believes that its acquisition of Fort James Corporation in 2000 directly facilitated that strategy. In 2001, in connection with the Corporation’s redirection of its focus away from commodity-based businesses, the Corporation sold a portion of its pulp and paper assets to Domtar Inc. and divested its timber and timberlands business by redeeming all of the outstanding shares of The Timber Company stock and merging its timber and timberlands business with Plum Creek.

As the Corporation completed evaluations of its business portfolio last year, it became increasingly convinced that separating its consumer products and packaging business and its building products business has the potential to create shareholder value. In the summer of 2001, management began working on a plan to create separate vehicles for those businesses. Management believes there are a number of potential benefits from separating the businesses. Among them, it is believed a separation would create both a high-value-added consumer products and packaging company with strong brands and stable cashflow and one of the strongest domestic “pure-play” building products companies; drive sharpened management focus and provide better performance incentives; eliminate cross-subsidies, with each business free to use it cash flow to reinvest or distribute to shareholders as appropriate; and allow each business to develop its own appropriate strategies and capital structures.

Other

The Corporation employs approximately 75,000 people, approximately 28,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Fifty-five union contracts are subject to negotiation and renewal in 2002, including seven at large facilities.

On January 1, 1999, eleven of the fifteen members of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies (the “Legacy Currencies”) and a single new currency (the “Euro”). For a three-year transition period, transactions can be conducted in both the Euro and the Legacy Currencies but all corporate transactions and records must legally be maintained in Euros effective January 1, 2002. The adoption of the Euro will affect a multitude of financial systems and business applications. The Corporation has operations in seven of the Participating Countries, which adopted the Euro effective January 2001, and has product sales in ten of the Participating Countries. The Corporation’s European businesses affected by the Euro conversion have established plans to address the information system issues and the potential business implications of converting to a common currency. As of December 29, 2001, the

Corporation’s core financial information technology systems were capable of processing Euro-denominated transactions. The impact of converting to the Euro was immaterial to the Corporation.

The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred in fact resulted from exposure to the Corporation’s products.

The Corporation’s asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company that contained asbestos fiber. The Corporation acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

The following table presents information about the approximate number of the Corporation’s asbestos claims during the past three years and the most recent quarterly period:

	Quarter Ended	Year Ended
	December 29, 2001	December 29, 2001	December 30, 2000	January 1, 2000
Claims Filed [1]	6,700	39,700	55,600	29,100
Claims Resolved [2]	6,800	30,900	46,000	22,000
Claims Unresolved at End of Period	62,200	62,200	53,400	43,800

1	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation.
2
Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 1,000 asbestos premises liability claims.

As of December 31, 2001, the Corporation had either settled, had dismissed or was in the process of finalizing the settlement of a total of approximately 235,000 asbestos claims. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim. Substantially all of the amounts it has paid to date for settled claims, and anticipates paying for pending claims, have been covered by product liability insurance. The amounts not covered by such insurance have been immaterial. The annual average settlement payment per asbestos claimant has fluctuated up and down during the three year period ended December 29, 2001, and management of the Corporation expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose.

In the late Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally-recognized consultants in asbestos liability and insurance, to work with the Corporation to project the amount, net of insurance, that the Corporation would pay for its asbestos-related liabilities and defense costs through 2011.

The methodology employed by NERA to project the Corporation’s asbestos-related liabilities and defense costs included: 1) an analysis of the population likely to have been exposed or claim exposure to products manufactured by the Corporation; 2) the use of epidemiological studies to estimate the number of people who might allege exposure to the Corporation’s products that would be likely to develop asbestos-related diseases in each year between 2002 and 2011; 3) an analysis of the Corporation’s recent claims history to estimate likely filing rates for these diseases for the period 2002 through 2011; 4) an analysis of the Corporation’s currently pending asbestos claims; and 5) an analysis of the Corporation’s historical asbestos settlements and defense costs to develop average settlement values and defense costs, which varied by disease type and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims through 2011. Based upon its analysis, NERA projected that the Corporation’s total, undiscounted asbestos liabilities, including defense costs, over the next 10 years will be less than $1 billion (including payments related to the approximately 62,200 claims currently pending).

NERA’s projection was based on historical data supplied by the Corporation and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of such diseases occurred prior to 2002. It expects, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases will drop beginning in 2001. It also cites annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma (a cancer frequently associated with asbestos exposure) began to decline in the mid-1990s. NERA expects these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA’s view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, will result in the number of claims filed against the Corporation for asbestos-related injuries beginning to decline in 2002.

Using NERA’s projection, Peterson Consulting and the Corporation then conducted an analysis to determine the amount of insurance that it is probable that the Corporation will recover during this ten year period. In conducting such analysis, Peterson Consulting and the Corporation reviewed the Corporation’s existing insurance arrangements and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the credit worthiness of the Corporation’s various insurers and employed such insurance allocation methodologies as the Corporation and Peterson Consulting believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities through 2011. The analysis took into account self-insurance reserves, policy exclusions, liability caps and gaps in the Corporation’s coverage, as well as insolvencies among certain of the Corporation’s insurance carriers.

Based on the analysis of NERA and Peterson Consulting, the Corporation has established reserves for the probable and reasonably estimable liabilities and defense costs it believes it will pay through 2011, and has also established receivables for the insurance recoveries that are deemed probable. The Corporation has recorded the reserves for the asbestos liabilities as “Other current liabilities” and “Other long-term liabilities” and the related insurance recoveries as “Other current assets” and “Other assets” in the accompanying consolidated balance sheets. For the fourth quarter 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover all of the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expects to pay through 2011. This charge principally covers the share of such costs which the Corporation expects to incur because of the insolvencies of certain insurance companies which wrote a part of the Corporation’s product liability insurance in prior years. The charge is not due to exhaustion of the Corporation’s total product liability insurance for asbestos liabilities, and the Corporation believes that the majority of its asbestos-related liabilities and defense costs during the next ten years will be recovered from its insurance carriers. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA’s projection. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 21% of such insurance recoveries are from any one company, though several of the insurers are under common control. The Corporation also has significant additional insurance coverage which it expects to be available for asbestos liabilities and defense costs it may incur after 2011.

The analyses of NERA and Peterson Consulting are based on their best judgment and that of the Corporation. However, projecting future events, such as the number of new claims to be filed each year, the average cost of resolving each such claim, coverage issues among layers of insurers and the continuing solvency of various insurance companies is subject to many uncertainties which could cause the actual liabilities and insurance recoveries to be higher or lower than those projected and/or recorded. Consequently, there can be no assurance these projected liabilities will be accurate, or that the probable insurance recoveries will be realized.

In light of the uncertainties inherent in making long term projections, the Corporation has determined that the ten year period through 2011 is the most reasonable time period for projecting asbestos liabilities and defense costs and probable insurance recoveries and, accordingly, the charge to earnings does not include either asbestos liabilities or insurance recoveries for any period past 2011.

Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of the Corporation, the Corporation believes that it is possible that it may incur asbestos liabilities for the period through 2011 and beyond in an amount in excess of the NERA projection. Based on currently available data and upon the analysis of NERA and Peterson Consulting, the Corporation does not believe that any such possible asbestos liabilities in excess of the NERA projection are reasonably likely to be material to the financial condition, results of operations or liquidity of the Corporation.

Critical Accounting Policies

A summary of the Corporation’s significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Management believes that the consistent application of these policies enables the Corporation to provide readers of the financial statements with useful and reliable information about the Corporation’s operating results and financial condition. The following are accounting policies that management believes are most important to the portrayal of the Corporation’s financial condition and results and require management’s most difficult, subjective, or complex judgments.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Corporation’s accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing the Corporation’s projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters. The Corporation recognizes a liability for environmental remediation and legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. The Corporation also has insurance that covers losses on certain environmental claims and records a receivable to the extent that the realization of the insurance is deemed probable. This receivable is recorded at undiscounted amounts and is reflected as assets in the accompanying consolidated balance sheets.

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. The Corporation amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 40 years. The Corporation reviews the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of those assets. Goodwill, net of amortization, totaled $8.3 billion at December 29, 2001 and represented 31% of total assets. The Corporation assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverablility, the Corporation projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Standards Changes

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis effective beginning in fiscal year 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Reductions are made retroactive to the beginning of fiscal year 2002. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European towel and tissue. Management is evaluating the effect of this statement on each of these reporting units. As of December 29, 2001, the Corporation had acquisition related goodwill of $8.3 billion, net of accumulated amortization. Beginning in 2002, the Corporation will no longer be amortizing acquisition related goodwill. In 2001 and 2000, goodwill amortization expense aggregated $235 million and $86 million, respectively.

In July 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Corporation’s results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively.

For a discussion of commitments and contingencies, see Note 14 of the Notes to Consolidated Financial Statements.

2000 Compared with 1999

The Corporation reported consolidated net sales of $22.1 billion and net income of $505 million for 2000, compared with net sales of $18.4 billion and net income of $1,116 million in 1999. Included in 2000 are $528 million of net sales from the Fort James operations acquired during 2000. The 1999 results included pretax gains of $355 million ($215 million after taxes) from the sales of the Corporation’s timberlands located in California, Maine and New Brunswick, Canada. The factors contributing to the decrease in 2000 net income are described below.

Income from discontinued operations decreased to $162 million in 2000 compared with $400 million in 1999 Included in the 1999 results was the $215 million after tax gain for timberland sales discussed above. The decrease in income from discontinued operations is primarily due to a 6% decrease in sawtimber prices and a 21% decrease in harvest volumes.

Interest expense was $595 million in 2000, compared with $426 million in 1999. The increase is the result of higher debt levels primarily related to the acquisition of Fort James and higher average interest rates.

The Corporation reported income from continuing operations before income taxes of $553 million and an income tax provision of $210 million for the year ended December 30, 2000, compared with income from continuing operations before income taxes of $1,164 million and an income tax provision of $448 million for the year ended January 1, 2000. The effective income tax rate was 38% in both 2000 and 1999.

Consumer Products

The Corporation’s consumer products segment reported net sales of $2.1 billion and an operating loss of $17 million for the year ended December 30, 2000, which included net sales and operating profits of $528 million and $34 million, respectively, from the operations of Fort James that were acquired at the end of November 2000. Fort James’ results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. 1999 net sales and operating profits were $1.2 billion and $131 million, respectively. Included in 2000 results was a one-time charge of $204 million for the write-down of assets of the Georgia-Pacific Tissue away-from-home tissue business that was sold during the first quarter of 2001. Excluding this one-time charge, 2000 operating profits were $187 million and return on sales decreased to 9% compared with 11% in 1999. The increase in 2000 operating profits was due principally to 7% higher average selling prices and to a full year of the Wisconsin Tissue operations, which were combined with those of the Corporation’s commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. These increases were offset somewhat by higher energy and wood fiber costs.

Packaging

The Corporation’s packaging segment reported net sales of $2.7 billion and operating profits of $512 million for the year ended December 30, 2000, compared with net sales of $2.5 billion and operating profits of $324 million in 1999. During 2000, the Corporation sold certain packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales increased to 18% from 13% in 1999. Average selling prices increased in 2000 and ended the year above 1999 levels despite softening demand in the fourth quarter. Average selling prices for linerboard and medium increased 21% and 31%, respectively, while average selling prices for packaging increased 12%.

During 2000 and 1999, the Corporation took market-related paper machine slowback or downtime at its containerboard mills to avoid excess inventories, resulting in a reduction in containerboard production of approximately 271,000 tons and 30,000 tons, respectively.

Bleached Pulp and Paper

The Corporation’s bleached pulp and paper segment reported net sales of $9.5 billion and operating profits of $509 million for the year ended December 30, 2000, compared with net sales of $5.9 billion and operating profits of $181 million in 1999. Return on sales increased to 5% compared with 3% for the same period a year ago. The increase in net sales and operating profits was due primarily to an increase in average selling prices for all of the Corporation’s bleached pulp and paper products, offset somewhat by higher wood fiber and production costs. Average selling prices for pulp and paper during 2000 were approximately 35% and 10%, respectively, above 1999 prices.

During 2000, the Corporation incurred market-related downtime at its bleached pulp and paper mills, resulting in a reduction in pulp production of 17,000 tons and in paper production of 60,000 tons. In December 2000, the Corporation announced the permanent closure of its Kalamazoo, Michigan, paper mill and a permanent closure of a paper machine at its Nekoosa, Wisconsin, operations. In connection with the Kalamazoo paper mill closure, the Corporation recorded a fourth quarter 2000 charge of $57 million for employee termination, asset write-down, mill closure and other costs. In 1999, the Corporation incurred market-related downtime at its pulp and paper mills resulting in a reduction in pulp and paper production of 311,000 tons and 17,000 tons, respectively.

Building Products

The Corporation’s building products segment reported net sales of $8.7 billion and operating profits of $382 million for the year ended December 30, 2000, compared with net sales of $9.7 billion and operating profits of $1,205 million in 1999. Return on sales was 4% in 2000 and 12% in 1999. The primary components of the decrease in 2000 sales and operating profits were 16% lower average plywood selling prices, 17% lower average softwood lumber selling prices, 18% lower average oriented strand board selling prices and a 12% decrease in average gypsum selling prices coupled with a 23% decrease in gypsum sales volume. Because of weak market conditions in this segment, the Corporation temporarily suspended production at three structural panels mills and 12 lumber mills during the latter part of 2000. In addition, the Corporation permanently closed the Grand Rapids East, Michigan, gypsum plant in September 2000, and recorded a restructuring charge of approximately $8 million for asset write-off, employee termination and facility closing costs.

Other

The operating loss for the “Other” nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $13 million to a loss of $238 million in 2000 from a loss of $251 million in 1999. This decrease was primarily the result of last-in, first-out (“LIFO”) inventory valuation adjustments.

Factors That May Affect Future Results

Some of the matters discussed in this Form 10-K and the accompanying Annual Review concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and contemplated transactions of the Corporation, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events. There can be no assurance that these events will occur or that the Corporation’s results will be as estimated. In some cases, the forward-looking statements contained in this Form 10-K and the accompanying Annual Review can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” or “estimates,” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-K. Moreover, in the future, the Corporation, through its senior management team, may make additional or different forward-looking statements about the matters described in this document. The Corporation undertakes no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-K, or in the Corporation’s other SEC filings, including the Corporation’s Form 8-K, dated October 17, 1996, and Form 8-K, dated January 24, 2002, which are incorporated herein by this reference.

The following factors, which the Corporation cautions are not exclusive, are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose these factors.

1.    The Corporation has substantial indebtedness.

As described in this Form 10-K and the accompanying Annual Review, the Corporation has substantial indebtedness. The Corporation’s ability to meet its debt service obligations and to repay its outstanding indebtedness will depend in part on cash from operations and in part on cash produced by divestitures of some of the Corporation’s businesses. There can be no assurance that such divestitures will be consummated, or, if consummated, that the price and terms of such divestitures will be advantageous to the Corporation. Further, there can be no assurance that the Corporation’s businesses will be able to generate sufficient cash flows from operations, as they are subject to general economic, business, financial, competitive, legislative, regulatory and other factors beyond the Corporation’s control.

The Corporation’s level of indebtedness has important consequences, including limiting the Corporation’s ability to invest operating cash flow to expand its business, to capitalize on business opportunities and to react to competitive pressures or adverse changes in governmental regulation, because it must dedicate a substantial portion of these cash flows to service its debt. In addition, the Corporation could, under certain circumstances that management believes are unlikely to occur, be unable to refinance or obtain additional financing because of market conditions, its high levels of debt and the debt restrictions under its current debt agreements.

In early January 2002, Moody’s Investors Service announced that it was placing under review for possible downgrade, from investment grade to non-investment grade, the Corporation’s senior unsecured notes which Moody’s currently rates as Baa3 and commercial paper carrying a Prime-3 short-term rating. Although no such downgrade has occurred and other credit rating services have not followed Moody’s position, there can be no assurance that any rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Management does not believe such a downgrade would adversely affect its access to the debt markets or its financing costs. However, changes in market conditions could mean that such a downgrade, if it were to occur, could result in the Corporation experiencing difficulties in borrowing on terms as favorable as it was able to achieve previously.

2.    Execution of Transformation Strategy.

The Corporation’s long-term strategy is to improve its portfolio of businesses by divesting or exiting non-strategic businesses, and by acquiring and expanding businesses which are high value-added and that position Georgia-Pacific closer to its customers. A key to this transformation will be the Corporation’s tissue business, which was expanded significantly with the acquisition of Fort James Corporation in late 2000. Although the Corporation believes that it has a strong cost position, superior manufacturing expertise and excellent brands, this business faces competition from established companies that may have more experience or expertise in marketing, advertising and brand management than the Corporation currently has. To succeed, the Corporation must continue to develop brand recognition and loyalty, product quality and performance, price, marketing and distribution capabilities. Aggressive reaction by competitors may lead to increased advertising and promotional spending by the Corporation in order to maintain market share in this segment as well as others. In addition, to successfully achieve its strategy the Corporation will need to rely heavily on the development and introduction of new products and product line extensions as a means of achieving and/or maintaining leadership in various product categories.

3.    Competition and Volatility of Commodity Businesses.

The Corporation faces intense competition from both large international and small domestic producers in most of its businesses. However, operating results are particularly volatile for the Corporation’s building products and pulp and paper businesses because most of these products are commodities, for which price is the principal competitive factor. The Corporation cannot control such factors as decreasing demand from customers or increasing supply from competitors, both of which cause price decreases for such products which adversely affects the Corporation’s net sales, operating income and cash flows.

4.    Costs Associated with Environmental Compliance and Remediation and Litigation.

As more fully discussed under Note 14 of the Corporation’s Consolidated Financial Statements which are presented under Item 8 of this Form 10-K, the Corporation’s operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of the Corporation’s operations. For example, the United States Environmental Protection Agency has recently issued new air emission regulations, known as “MACT” or Maximum Achievable Control Technology regulations. The costs of compliance with these regulations and additional or supplementary regulations cannot be definitively quantified and there can be no assurance that the costs of such compliance will not be material to the Corporation’s results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described in Note 14 of the Corporation’s Consolidated Financial Statements, in some instances has been significant and remediation of future sites could also be significant. There can be no assurance that the final remediation costs will equal currently estimated costs or that additional sites will not require significant remediation expenses.

The Corporation is subject to litigation risks that are similar to other Corporations of its size and complexity in an increasingly litigious environment. While the Corporation does not believe that any of these matters will be material to its long term financial status, as disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other” and Note 14 of the Corporation’s Consolidated Financial Statements, certain litigation related matters may be material to the Corporation’s results of operations in certain reporting periods.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosure about Market Risk information for the Corporation required by this Item set forth under the caption “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” under Item 7 of this Form 10-K is incorporated herein by reference thereto.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT ON MANAGEMENT’S RESPONSIBILITIES

Georgia-Pacific Corporation and Subsidaries

Management of Georgia-Pacific Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and the estimates and judgments upon which certain amounts in the financial statements are based. Management is also responsible for preparing the other financial information included in the annual report on Form 10-K. In our opinion, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and the other financial information in the annual report on Form 10-K is consistent with the financial statements.

Management is also responsible for establishing and maintaining a system of internal control over financial reporting, which encompasses policies, procedures, and controls directly related to, and designed to provide reasonable assurance as to, the reliability of the published financial statements. An independent assessment of the system is performed by the Corporation’s internal audit staff in order to confirm that the system is adequate and operating effectively. The Corporation’s independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements. Management has considered any significant recommendations regarding the internal control system that have been brought to its attention by the internal audit staff or independent public accountants and has taken steps it deems appropriate to maintain a cost-effective internal control system. The Audit Committee of the Board of Directors, consisting of independent directors, provides oversight to the financial reporting process. The Corporation’s internal auditors and independent public accountants meet regularly with the Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Audit Committee.

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

Management believes that as of December 29, 2001, the internal control system over financial reporting is adequate and effective in all material respects.

JA	MES E. TERRELL
Vic	e President and Controller

DA	NNY W. HUFF
Ex	ecutive Vice President—Finance and Chief Financial Officer

A.D	. CORRELL
Ch	airman, Chief Executive Officer and President

January 23, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Georgia-Pacific Corporation:

We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation (a Georgia corporation) and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia-Pacific Corporation and subsidiaries as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
January 23, 2002

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions, except per share amounts
Net sales	$25,016	$22,050	$18,409

Costs and expenses:
Cost of sales	19,378	17,332	14,421
Selling and distribution	2,025	1,600	818
Depreciation and amortization	1,343	910	815
General and administrative	1,072	856	765
Interest	1,080	595	426
Other loss	413	204	–

Total costs and expenses	25,311	21,497	17,245

(Loss) income from continuing operations before income taxes	(295)	553	1,164
Provision for income taxes	181	210	448

(Loss) income from continuing operations	(476)	343	716
Income from discontinued operations, net of taxes	70	162	400

(Loss) income before extraordinary loss and accounting change	(406)	505	1,116
Extraordinary loss from early retirement of debt, net of taxes	(12)	–	–
Cumulative effect of accounting change, net of taxes	11	–	–

Net (loss) income	$(407)	$505	$1,116

Georgia-Pacific Group
(Loss) income from continuing operations	$(476)	$343	$716
Extraordinary loss, net of taxes	(12)	–	–
Cumulative effect of accounting change, net of taxes	11	–	–

Net (loss) income	$(477)	$343	$716

Basic per share:
(Loss) income from continuing operations	$(2.09)	$1.95	$4.17
Extraordinary loss, net of taxes	(0.05)	–	–
Cumulative effect of accounting change, net of taxes	0.04	–	–

Net (loss) income	$(2.10)	$1.95	$4.17

Diluted per share:
(Loss) income from continuing operations	$(2.09)	$1.94	$4.07
Extraordinary loss, net of taxes	(0.05)	–	–
Cumulative effect of accounting change, net of taxes	0.04	–	–

Net (loss) income	$(2.10)	$1.94	$4.07

Average number of shares outstanding:
Basic	227.6	175.8	171.8
Diluted	227.6	176.9	175.9

The Timber Company
Income from discontinued operations, net of taxes	$70	$162	$400

Basic per common share	$0.86	$2.01	$4.75

Diluted per common share	$0.86	$2.00	$4.73

Average number of shares outstanding:
Basic	81.0	80.7	84.1
Diluted	81.7	81.1	84.6

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Cash flows from operating activities:
Net (loss) income	$(407)	$505	$1,116
Adjustments to reconcile net (loss) income to cash provided by operations, excluding the effects of acquisitions:
Cumulative effect of accounting change, net of taxes	(11)	–	–
Depreciation	1,079	819	752
Deferred income taxes	(109)	82	73
Amortization of goodwill and intangibles	267	96	69
Other loss	413	204	–
Loss (gain) on disposal of assets, net	36	(88)	(48)
Decrease (increase) in receivables	274	183	(206)
Decrease (increase) in inventories	176	(20)	(244)
(Decrease) increase in accounts payable	(69)	17	51
Change in other working capital	(102)	8	(186)
Decrease in taxes payable	(11)	(178)	(2)
Change in other assets and other long-term liabilities	86	(27)	87
Tax benefit on stock options	23	4	24
Other, net	(163)	(49)	(214)

Cash provided by operations	1,482	1,556	1,272

Cash flows from investing activities:
Property, plant and equipment investments	(739)	(909)	(723)
Timber and timberland purchases	(31)	(59)	(78)
Acquisitions	(133)	(6,142)	(1,658)
Proceeds from sales of assets	2,311	422	104
Other	(66)	(63)	29

Cash provided by (used for) investing activities	1,342	(6,751)	(2,326)

Cash flows from financing activities:
Repayments of long-term debt	(2,631)	(123)	(579)
Additions to long-term debt	631	5,937	624
Fees paid to issue debt	(39)	(38)	(35)
(Decrease) increase in bank overdrafts	(94)	14	(18)
(Decrease) increase in commercial paper and other short-term notes	(690)	(300)	661
Senior deferrable notes	–	–	863
Common stock repurchased	–	(140)	(388)
Proceeds from option plan exercises	165	26	116
Cash dividends paid	(175)	(166)	(170)

Cash (used for) provided by financing activities	(2,833)	5,210	1,074

(Decrease) increase in cash	(9)	15	20
Balance at beginning of year	40	25	5

Balance at end of year	$31	$40	$25

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2001	December 30, 2000
In millions, except shares and per share amounts
ASSETS
Current assets:
Cash	$31	$40

Receivables, less allowances of $39 and $34, respectively	2,352	2,704

Inventories
Raw materials	628	655
Finished goods	1,537	1,868
Supplies	504	548
LIFO reserve	(157)	(178)

Total inventories	2,512	2,893

Deferred income tax assets	101	176
Net assets of discontinued operations	–	145
Other current assets	464	449

Total current assets	5,460	6,407

Property, plant and equipment
Land and improvements	612	653
Buildings	2,197	2,532
Machinery and equipment	15,502	17,353
Construction in progress	532	624

Property, plant and equipment, at cost	18,843	21,162
Accumulated depreciation	(9,051)	(9,378)

Total property, plant and equipment, net	9,792	11,784

Goodwill, net	8,265	8,985

Other assets	2,847	2,242

Total assets	$26,364	$29,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and other short-term notes	$2,284	$2,327
Current portion of long-term debt	572	232
Accounts payable	1,630	1,808
Accrued compensation	300	430
Other current liabilities	1,024	879

Total current liabilities	5,810	5,676

Long-term debt, excluding current portion	9,358	12,355

Senior deferrable notes	863	863

Other long-term liabilities	3,582	2,647

Deferred income tax liabilities	1,846	2,155

Commitments and contingencies
Shareholders’ equity:
Common stock	184	182
Georgia-Pacific Group, par value $0.80; 400,000,000 shares authorized; 230,095,000 shares and 224,844,000 shares issued and outstanding at December 29, 2001 and December 30, 2000, respectively
The Timber Company, par value $0.80; 250,000,000 shares authorized; 94,571,000 shares issued at December 30, 2000
Treasury stock, at cost	–	(330)
14,387,000 shares of The Timber Company common stock at December 30, 2000
Additional paid-in capital	2,521	2,427
Retained earnings	2,321	3,463
Long-term incentive plan deferred compensation	(3)	(4)
Accumulated other comprehensive loss	(118)	(16)

Total shareholders’ equity	4,905	5,722

Total liabilities and shareholders’ equity	$26,364	$29,418

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions, except shares in thousands and per share amounts
Common stock:
Beginning balance	$182	$155	$150
Common stock issued:
Stock option plans and directors plan	4	1	3
Employee stock purchase plans	1	–	2
Common stock issued for acquisitions	–	26
Spin-off of The Timber Company	(3)	–	–

Ending balance	184	182	155

Treasury stock:
Beginning balance	(330)	(880)	(492)
Common stock repurchased	–	(140)	(388)
Treasury stock issued for acquisition	–	690	–
Spin-off of The Timber Company	330	–	–

Ending balance	–	(330)	(880)

Additional paid-in capital:
Beginning balance	2,427	1,510	1,331
Common stock issued:
Stock option plans and directors plan	149	153	155
Employee stock purchase plans	35	–	53
Common stock issued for acquisitions	5	764	–
Spin-off of The Timber Company	(95)	–	–
Stock issuance costs	–	–	(29)

Ending balance	2,521	2,427	1,510

Retained earnings:
Beginning balance	3,463	3,124	2,178
Net (loss) income	(407)	505	1,116
Spin-off of The Timber Company	(560)	–	–
Cash dividends declared (Georgia-Pacific Group, $0.50, per common share for each of the three years presented; The Timber Company, $0.75 per common share for 2001 and $1.00 per share for both 2000 and 1999)	(175)	(166)	(170)

Ending balance	2,321	3,463	3,124

Long-term incentive plan deferred compensation:
Beginning balance	(4)	(2)	–
Common stock issued under long-term incentive plan, net	1	(2)	(2)

Ending balance	(3)	(4)	(2)

Accumulated other comprehensive loss:
Beginning balance	(16)	(32)	(43)
Activity, net of taxes	(102)	16	11

Ending balance	(118)	(16)	(32)

Total shareholders’ equity	$4,905	$5,722	$3,875

Georgia-Pacific Group common stock shares issued and outstanding:
Beginning balance, common stock issued	224,844	191,983	186,564
Common stock issued:
Stock option plans and directors plan	3,550	570	3,982
Employee stock purchase plans	1,511	–	1,397
Long-term incentive plan	–	92	40
Common stock issued for acquisitions	190	32,199	–

Balance, common stock issued	230,095	224,844	191,983
Common stock repurchased and held in treasury	–	(21,501)	(19,776)
Treasury stock issued for acquisition	–	21,501	–

Balance, common stock outstanding	230,095	224,844	172,207

The Timber Company common stock shares issued and outstanding:
Beginning balance, common stock issued	94,571	93,904	92,785
Common stock issued:
Stock option plans and directors plan	2,081	667	421
Employee stock purchase plans	17	–	698
Spin-off of The Timber Company	(96,669)	–	–

Balance, common stock issued	–	94,571	93,904
Common stock repurchased and held in treasury	–	(14,387)	(11,053)

Balance, common stock outstanding	–	80,184	82,851

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Net (loss) income	$(407)	$505	$1,116
Other comprehensive (loss) income before taxes
Foreign currency translation adjustments	(29)	24	11
Derivative instruments	(50)	–	–
Minimum pension liability adjustment	(75)	2	7
Income tax benefit (expense) related to items of other comprehensive income	52	(10)	(7)

Comprehensive (loss) income	$(509)	$521	$1,127

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Corporation, a Georgia corporation, is broadly engaged in five business operations: the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain nonwood products including gypsum board, chemicals and other products); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market pulp, and bleached board) and the distribution of paper products and supplies manufactured by the Corporation or purchased from others; and the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery). Prior to October 6, 2001, the Corporation also engaged in the growing of timber on approximately 4.7 million acres of timberlands that the Corporation owned or leased. In 2001, these timberlands supplied approximately 10% of the overall timber requirements of the Corporation’s manufacturing facilities. On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek Timber Company, Inc. (“Plum Creek”) (see Note 3).

Basis of Presentation

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation’s manufacturing and timber businesses (the “Letter Stock Recapitalization”). The Corporation’s Articles of Incorporation were amended and restated to (i) create a new class of stock designated as Georgia-Pacific Corporation—Timber Group common stock, $0.80 par value per share (“The Timber Company stock”), consisting of 250 million authorized shares; (ii) redesignate each authorized share of the Corporation’s common stock, $0.80 par value per share (the Existing Common Stock) as, and convert each share into, one share of Georgia-Pacific Corporation—Georgia-Pacific Group common stock (now two shares of Georgia-Pacific Group common stock after giving effect to the May 14, 1999 two-for-one stock split), $0.80 par value per share (“Georgia-Pacific Group stock”); (iii) increase the number of shares of Georgia-Pacific Group stock authorized for issuance from 150 million shares to 400 million shares; and (iv) authorize the distribution of one share of The Timber Company stock for each outstanding share of Georgia-Pacific Group stock.

The Corporation’s manufacturing and former timber businesses are referred to herein as the “Georgia-Pacific Group” and “The Timber Company,” respectively, or collectively as the “groups.”

The Georgia-Pacific Group is a manufacturer and distributor of building products and pulp and paper products. The Georgia-Pacific Group also includes a procurement function that is responsible for purchasing timber and wood fiber for all the Corporation’s manufacturing facilities. The Timber Company was engaged primarily in the growing and selling of timber. After the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001, the Corporation is comprised solely of Georgia-Pacific Group.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in companies where the Corporation has a 20% to 50% ownership interest. The equity method of accounting is also used in instances where the Corporation may have an ownership interest greater than 50% and the investing partner has significant participation rights.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek (see Note 3). The results of the Timber Company are reported as “Income from discontinued operations, net of taxes” in the accompanying consolidated statements of income.

Financial Activities

At June 30, 1997, $1.0 billion of the Corporation’s total debt was allocated to The Timber Company for financial reporting purposes, and the balance of the Corporation’s total debt was allocated to the Georgia-Pacific Group. The Corporation’s debt was allocated between the groups based upon a number of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service and dividends. In addition, the Corporation considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. Management believed that such allocation was equitable and reasonable.

In connection with the spin off of The Timber Company and its merger with and into Plum Creek, Plum Creek assumed $646 million of debt previously allocated to The Timber Company. The debt of each group bore interest at a rate equal to the weighted average interest rate of all the Corporation’s debt calculated on a quarterly basis. This weighted average interest rate excluded the interest on the senior deferrable notes. Management believes that this method of allocation of the cost of debt was equitable and provided a reasonable estimate of the cost attributable to the groups.

Each group’s debt increased or decreased by the amount of any net cash generated by, or required to fund, the group’s operating activities, investing activities, dividend payments, share repurchases and other financing activities. Interest was charged to each group in proportion to the respective amount of each group’s debt. Changes in the cost of the Corporation’s debt were reflected in adjustments to the weighted average interest cost of such debt.

Allocation of Shared Services

A portion of the Corporation’s shared General and administrative expenses (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) had been allocated to each group based upon identification of such services specifically used by each group. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believed were equitable and provided a reasonable estimate of the cost attributable to each group. These methods consisted of allocating costs based on (i) number of employees of each group, (ii) percentage of office space of each group and (iii) estimated percentage of staff time allocable to each group. The total of these allocations was $369 million, $280 million and $251 million in 2001, 2000 and 1999, respectively. It is not practicable to provide a detailed estimate of the expenses that would be recognized if either group were a separate legal entity.

Allocation of Employee Benefits

A portion of the Corporation’s employee benefit costs, including pension and postretirement health care and life insurance benefits, had been allocated to each group. The pension cost related to their participation in the Corporation’s noncontributory defined benefit pension plan, and other employee benefit costs related to their participation in the Corporation’s postretirement health care and life insurance benefit plans, were actuarially determined based on the number of their employees and an allocable share of the plan assets and were calculated in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. Management believes such method of allocation was equitable and provided a reasonable estimate of the costs attributable to each group.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES—(Continued)

Since plan assets were not segregated into separate accounts or restricted to providing benefits to employees of either group, assets of the Corporation’s employee benefit plans may have been used to provide benefits to employees of both the Georgia-Pacific Group and The Timber Company. Plan assets have been allocated to the groups based on the percentage of their projected benefit obligations to the plans’ total projected benefit obligations.

Allocation of Federal and State Income Taxes

The federal income taxes of the Corporation and the subsidiaries that own assets allocated between the groups were determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds were allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflected each group’s contribution (positive or negative) to the Corporation’s consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that could not be used by the group generating those benefits, but could be used on a consolidated basis, were credited to the group that enabled the use of such benefits. Had the groups filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the groups’ statements of income for the years ended December 29, 2001, December 30, 2000 and January 1, 2000. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to each group on the historical financial statements may have differed from those that would have been allocated had the groups filed separate income tax returns.

Depending on the tax laws of the respective jurisdictions, state and local income taxes were calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds determined on a consolidated or combined basis were allocated between the groups based on their respective contributions to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments that are determined on a separate corporation basis were allocated between the groups in a manner designed to reflect the respective contributions of the groups to the Corporation’s separate state or local taxable income.

Dividends

For purposes of the historical financial statements of the Georgia-Pacific Group and The Timber Company, for periods prior to 1999, all dividends declared and paid by the Corporation were evenly allocated between the groups. Management believes that such method of allocation was equitable and provides a reasonable estimate of the dividends that would have been declared and paid in respect of each class of common stock. The amount of earnings available for payment of dividends on Georgia-Pacific Group stock and on The Timber Company stock (i.e., the available dividend amounts) on any date was the amount in excess of the minimum amount necessary for the particular group to be able to pay its debts as they become due in the usual course of business.

Stock Split

On May 4, 1999, the Board declared a two-for-one split of the Georgia-Pacific Group’s stock in the form of a special dividend to shareholders of record on May 14, 1999. The special dividend was paid as one share of Georgia-Pacific Group stock for each such share outstanding on June 3, 1999. A total of 95,126,911 additional shares were issued in conjunction with the stock split. The Georgia-Pacific Group’s par value of $0.80 remained unchanged. As a result, $76 million of shareholders’ equity was reclassified from “Additional paid-in capital” to “Common stock.” All historical share and per share amounts have been restated to reflect retroactively the stock split.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES—(Continued)

Revenue Recognition

The Corporation recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Corporation’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated at f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. The Corporation does not recognize revenue from bill and hold transactions until the product is delivered to the customer’s delivery site (for sales with terms of f.o.b. destination) or until the product is shipped to the customer (for sales with terms of f.o.b. shipping point).

Foreign Currency Translation

The functional currency for most international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in other comprehensive income. Foreign currency transaction gains (losses) are reflected in the Consolidated Statements of Income and were not material.

Income Per Share

Basic earnings per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans, and pursuant to the terms of the Premium Equity Participating Security Units (“PEPS Units”) (see Note 7). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

	Georgia-Pacific Group Year Ended
	December 29, 2001	December 30, 2000		January 1, 2000
In millions, except shares and per share amounts
Basic and diluted income available to Shareholders (numerator):
(Loss) income from continuing operations	$(476)	$343		$716
Extraordinary loss from early retirement of debt, net of taxes	(12)	–		–
Cumulative effect of accounting change, net of taxes	11	–		–

Net (loss) income	$(477)	$343		$716

Shares (denominator):
Weighted average shares outstanding	227,590,185	175,835,279		171,807,884
Dilutive securities:
Options	– *	872,380	**	3,677,295	***
Employee stock purchase plans	–	191,945		438,630

Total assuming conversion	227,590,185	176,899,604		175,923,809

Per share amounts:
Basic
(Loss) income from continuing operations	$(2.09)	$1.95		$4.17
Extraordinary loss, net of taxes	(0.05)
Cumulative effect of accounting change, net of taxes	0.04	–		–

Net (loss) income	$(2.10)	$1.95		$4.17

Diluted
(Loss) income from continuing operations	$(2.09)	$1.94		$4.07
Extraordinary loss, net of taxes	(0.05)
Cumulative effect of accounting change, net of taxes	0.04	–		–

Net (loss) income	$(2.10)	$1.94		$4.07

	The Timber Company Year Ended
	December 29, 2001	December 30, 2000		January 1, 2000
In millions, except shares and per share amounts
Basic and diluted income available to Shareholders (numerator):
Income from discontinued operations, net of taxes	$70	$162		$400

Shares (denominator):
Weighted average shares outstanding	80,960,667	80,705,171		84,138,673
Dilutive securities:
Options	785,449	408,905		426,423	#
Employee stock purchase plans	–	1,936		40,508

Total assuming conversion	81,746,116	81,116,012		84,605,604

Per share amounts:
Basic per common share	$0.86	$2.01		$4.75

Diluted per common share	$0.86	$2.00		$4.73

*
Options to purchase 20,151,717 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $91.58 per share were outstanding during 2001, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the Corporation reported a loss for the year and inclusion of such shares would have had an antidilutive effect.

**
Options to purchase 5,474,098 shares of Georgia-Pacific Group stock at prices ranging from $31.57 to $91.58 per share were outstanding during 2000, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the options’ exercise price and the PEPS Unit purchase contract price were greater than the average market price of the common shares.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

***
Options to purchase 176,490 shares of Georgia-Pacific Group stock at prices ranging from $43.58 to $91.58 per share were outstanding during 1999, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the options’ exercise price and the PEPS Unit purchase contract price were greater than the average market price of the common shares.

#
Options to purchase 1,004,000 shares of The Timber Company stock at $25.13 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Inventory Valuation

Inventories are valued at the lower of year-to-date average cost or market and include the costs of materials, labor and manufacturing overhead. The LIFO dollar value pool method was used to determine the cost of approximately 61% and 64% of inventories at December 29, 2001 and December 30, 2000, respectively.

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

The Corporation capitalizes incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. Amounts capitalized costs were $236 thousand in 2001, $48 million in 2000, and $66 million in 1999. Amounts are included as “Property, plant and equipment” on the accompanying consolidated balance sheets.

The Corporation capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets. Interest capitalized, expensed and paid was as follows:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Total interest costs	$1,091	$606	$432
Interest capitalized	(11)	(11)	(6)

Interest expense	$1,080	$595	$426

Interest paid	$1,112	$628	$473

Landfills and Lagoons

The Corporation accrues for landfill closure costs including waste treatment, storage or disposal over the periods that benefit from the use of the landfill and accrues for lagoon clean-out costs over the useful period between clean-outs.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable Intangible Assets

The Corporation amortizes identifiable intangible assets such as patents, trademarks, and tradenames using the straight-line method over their estimated useful lives of up to 40 years. Amortization expense for identifiable intangible assets was $32 million and $10 million in 2001 and 2000, respectively. Accumulated amortization at December 29, 2001 and December 30, 2000 was $42 million and $10 million, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

The Corporation assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Corporation projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

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

Amortization expense was $235 million, $86 million and $69 million in 2001, 2000, and 1999, respectively. Accumulated amortization at December 29, 2001 and December 30, 2000 was $936 million and $701 million, respectively.

Shipping and Handling Costs

The Corporation classifies the majority of shipping and handling costs as cost of sales. However, certain shipping and handling costs are classified as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $658 million, $521 million and $352 million in 2001, 2000, and 1999, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Environmental and Legal Matters

The Corporation recognizes a liability for environmental remediation and legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. The Corporation also has insurance that covers losses on certain environmental claims and records a receivable to the extent that the realization of the insurance is deemed probable. These receivables are recorded at undiscounted amounts and are reflected as assets in the accompanying consolidated balance sheets.

Environmental costs are generally capitalized when the costs improve the condition of the property or the costs prevent or mitigate future contamination. All other costs are expensed.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Standards Changes

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Reductions are made retroactive to the beginning of fiscal year 2002. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European towel and tissue. Management is evaluating the effect of this statement on these reporting units. As of December 29, 2001, the Corporation had acquisition related goodwill of $8.3 billion, net of accumulated amortization. Beginning in 2002, the Corporation will no longer be amortizing acquisition related goodwill. In 2001 and 2000, goodwill amortization expense aggregated $235 million and $86 million, respectively.

In July 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Corporation’s results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business(as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Fiscal Year

In April 1999, the Corporation determined to change its fiscal year from December 31 to end on the Saturday closest to December 31. Additionally, the Corporation reports its quarterly periods on a 13-week basis ending on a Saturday. The impact of one additional day on the year ended January 1, 2000 was not material. There was no transition period on which to report.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. In 2001, the Corporation began classifying bank overdrafts as accounts payable. Total bank overdrafts at December 29, 2001 and December 30, 2000 were $199 million and $293 million, respectively.

NOTE 2.    OPERATING SEGMENT INFORMATION

The Corporation has four reportable operating segments: consumer products, packaging, bleached pulp and paper, and building products.

•	The consumer products segment produces and sells retail and away-from-home tissue and the Dixie line.

•	The packaging segment produces and sells linerboard, medium, kraft and corrugated packaging.

•
The bleached pulp and paper segment produces paper, market pulp, and bleached board. The distribution division of the bleached pulp and paper segment sells and distributes high-quality printing, writing and copying papers and a broad range of packaging and maintenance supplies, equipment and services.

•
Manufactured products in the building products segment consist primarily of wood panels (plywood, oriented strand board, hardboard and particleboard), lumber, gypsum products and chemicals. The distribution business of the building products segment sells a wide range of building products manufactured by the Corporation or purchased from others. This segment of the business is primarily affected by the level of housing starts; the level of repairs, remodeling and additions; industrial markets; commercial building activity; the availability and cost of financing; and changes in industry capacity.

Markets for these segments are affected primarily by changes in industry capacity, the level of economic growth in United States and export markets, and fluctuations in currency exchange rates.

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

The Corporation’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different customers and requires different production processes.

The “Other” nonreportable segment includes some miscellaneous businesses, unallocated corporate operating expenses, and the elimination of intersegment sales and related profits.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation has a large and diverse customer base, which includes some customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 29, 2001. Sales to foreign markets in 2001, 2000 and 1999 were 13%, 10% and 7%, respectively. These sales were primarily to customers in Canada, Europe, Asia and Latin America. Information on operations in United States and foreign markets is as follows:

Revenues*

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
United States	$21,724	$19,937	$17,052
Foreign countries	3,292	2,113	1,357

Total Net Sales	$25,016	$22,050	$18,409

*	Revenues are attributed to countries based on location of customer.

Long lived assets located in the United States and abroad were valued at $8.1 billion and $1.7 billion, respectively as of December 29, 2001 and were $10.4 billion and $1.4 billion, respectively, at December 30, 2000. Prior to the acquisition of Fort James in November 2000 (see Note 3), a substantial portion of the Corporation’s foreign revenues was derived from the sale of United States—produced products abroad. Therefore, assets located outside the United States as of January 1, 2000 were not material.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes certain financial information by segment:

	Consumer Products	Packaging	Bleached Pulp and Paper	Building Products	All Other		Consolidated
In millions
2001
Net sales to unaffiliated customers	$6,992	$2,482	$8,492	$7,049	$1	*	$25,016
Intersegment sales	146	128	221	735	(1,230	)**	–

Total net sales	$7,138	$2,610	$8,713	$7,784	$(1,229)		$25,016

Operating profit (loss)	$792	$384	$69	$150	$(610	)***	$785
Depreciation and amortization	608	174	336	202	23		1,343
Property, plant and equipment Investments	337	78	149	114	61		739
Timber and timberland purchases	–	–	–	–	31		31
Acquisitions	46	61	–	26	–		133
Assets	16,059	2,367	3,822	3,185	931		26,364
2000
Net sales to unaffiliated customers	$2,054	$2,646	$9,387	$7,961	$2	*	$22,050
Intersegment sales	65	89	67	762	(983	)**	–

Total net sales	$2,119	$2,735	$9,454	$8,723	$(981)		$22,050

Operating profit (loss)	$(17)	$512	$509	$382	$(238	)***	$1,148
Depreciation and amortization	162	172	355	204	17		910
Property, plant and equipment Investments	243	112	227	268	59		909
Timber and timberland purchases	–	–	–	–	59		59
Acquisitions	6,140	–	2	–	–		6,142
Assets	15,610	2,421	6,416	3,497	1,474	#	29,418
1999
Net sales to unaffiliated customers	$1,195	$2,446	$5,844	$8,921	$3	*	$18,409
Intersegment sales	39	65	25	768	(897	)**	–

Total net sales	$1,234	$2,511	$5,869	$9,689	$(894)		$18,409

Operating profit (loss)	$131	$324	$181	$1,205	$(251	)***	$1,590
Depreciation and amortization	67	157	309	208	74		815
Property, plant and equipment Investments	138	92	165	285	43		723
Timber and timberland purchases	–	–	–	–	78		78
Acquisitions	755	23	829	51	–		1,658
Assets	1,603	2,461	6,435	3,626	1,380	#	15,505

*	Amounts include net sales from miscellaneous businesses.
**	Elimination of intersegment sales.
***
Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales. Amounts in 2001 include a charge of $350 million for expenditures, net of anticipated insurance recoveries, for projected asbestos liabilities through 2011.

#	Includes net assets of discontinued operations.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to Net (Loss) Income

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Total operating profit	$785	$1,148	$1,590
Interest expense	1,080	595	426

(Loss) income from continuing operations before income taxes	(295)	553	1,164
Provision for income taxes	181	210	448

(Loss) income from continuing operations	(476)	343	716
Income from discontinued operations, net of taxes	70	162	400

(Loss) income before extraordinary item and accounting change	(406)	505	1,116
Extraordinary loss from early extinguishment of debt, net of taxes	(12)	–	–
Cumulative effect of accounting change, net of taxes	11	–	–

Net (loss) income	$(407)	$505	$1,116

NOTE 3.    ACQUISITIONS AND DIVESTITURES

•
On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation’s stand-alone uncoated fine paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $63 million in the third quarter of 2001 in the bleached pulp and paper segment. This loss was reflected in “Other loss” on the accompanying consolidated statements of income. In addition, the Corporation recorded a provision for income taxes of $197 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

•
On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek. In accordance with the merger agreement, shareholders of The Timber Company received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the assumption by Plum Creek of $646 million of the Corporation’s debt, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between the Corporation and The Timber Company.

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the “Service”) that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. Based on discussion with the Service and the advice of legal counsel, the companies believe the transaction will not be taxable to the Corporation or the shareholders of The Timber Company. As an added measure to reduce the uncertainty

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concerning any possible tax risks associated with the transaction, the Corporation obtained up to $500 million in tax liability insurance.

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements. The components of net assets of discontinued operations are as follows:

In millions	December 30, 2000
Timber and timberlands	$1,220
Other assets	399
Debt	(640)
Other liabilities	(834)

Net assets of discontinued operations	$145

Operating results of the discontinued operation were as follows:

In millions	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000
Net sales	$293	$394	$526

Income before income taxes	$129	$259	$657
Provision for income taxes	(59)	(97)	(257)

Income from discontinued operation	$70	$162	$400

•
During 2001, the Corporation sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pretax gain of $82 million which was reflected in “Cost of sales” in the accompanying consolidated statements of income.

•
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

•
At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation (“Fort James”) for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific common stock. The Corporation is paying cash and issuing Georgia-Pacific shares as the untendered Fort James shares are delivered to the Corporation’s exchange agent for cancellation. Through December 29, 2001, the Corporation had paid approximately $6,186 million in cash ($46 million of which was paid during 2001) and issued approximately 53.9 million shares of Georgia-Pacific common stock (0.2 million shares of which were issued during 2001) valued at $1,485 million for such shares. The fair value of the Georgia-Pacific common shares was determined based on the average trading prices of Georgia-Pacific common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). The Corporation expects to pay an additional $7 million in cash and issue approximately 57,000 shares valued at $2 million for Fort James common stock that had not been tendered as of December 29, 2001. In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

Fort James’ results of operations were consolidated with those of the Corporation beginning in December 2000. The Corporation has accounted for this business combination using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The allocation of net cash paid for the Fort James acquisition is summarized as follows:

In millions
Current assets	$1,784
Property, plant and equipment	4,618
Other noncurrent assets	486
Intangible assets other than goodwill	714
Goodwill	6,804
Liabilities	(6,620)
Common stock issued and value of stock options converted	(1,600)

Net cash paid for Fort James	$6,186

The following unaudited pro forma financial data has been prepared assuming that the acquisition of Fort James and related financings were consummated on January 1, 1999. This pro forma financial data is presented for informational purposes and is not indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 1999, nor does it include adjustments for expected synergies, cost savings or consistent application of accounting methods. Accordingly, this pro forma data is not necessarily indicative of future operations.

In millions, except per share amounts	Year Ended
	December 30, 2000	January 1, 2000
Georgia-Pacific Corporation:
Net sales	$28,294	$25,080
Income from continuing operations	118	577
Net income	280	1,145
Georgia-Pacific Group data:
Net sales	$28,294	$25,080
Income from continuing operations	118	577
Net income	118	745
Basic income per share from continuing operations	0.52	2.53
Diluted income per share from continuing operations	0.51	2.49
Basic earnings per share	0.52	3.31
Diluted earnings per share	0.51	3.25

The Timber Company’s results of operations were not impacted by the Fort James transaction.

•
Effective October 3, 1999, the Corporation and Chesapeake completed a previously announced agreement to create Georgia-Pacific Tissue, a joint venture in which the two companies combined certain parts of their tissue businesses. The Corporation contributed substantially all the assets of its away-from-home tissue business to the joint venture. The Corporation controlled and managed the joint venture and owned 95% of its equity. Chesapeake contributed the assets of its Wisconsin Tissue business to the joint venture, in which it had a 5% equity interest after receipt of an initial cash distribution of approximately $755 million.

The results of the Wisconsin Tissue operations were combined with the Corporation’s commercial tissue business beginning on October 3, 1999, when the Georgia-Pacific Tissue joint venture was formed. The Corporation accounted for this transaction using the purchase method to record a new cost basis for assets acquired by the joint venture and liabilities assumed by the joint venture. The difference between the allocated values and the fair market value of the assets acquired and liabilities assumed by the joint venture

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recorded as goodwill and was being amortized over 40 years. The allocation of the values of the Wisconsin Tissue assets acquired by the joint venture was as follows:

In millions
Current assets	$102
Property, plant and equipment	638
Goodwill	284
Liabilities and value of stock options converted	(269)

Net cash distribution to Wisconsin Tissue	$755

Pursuant to a consent decree executed with the United States Department of Justice in connection with the Fort James acquisition, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to SCA for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $581 million ($660 million after tax benefit) used to repay debt. In the fourth quarter of 2000, the Corporation recorded a pretax loss of $204 million in the consumer products segment for the write-down of these assets to their net realizable value; accordingly, no significant gain or loss was recognized upon completion of the sale in 2001.

•
During the first quarter of 2000, the Corporation contributed certain packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation retained a 54 percent interest in the joint venture. This investment in the joint venture was accounted for under the equity method until July 2001 because the joint venture partner had substantive participating rights.

In July 2001, the Corporation acquired an additional 27 percent interest in this joint venture for approximately $35 million. In November 2001, the Corporation acquired the remaining 19 percent interest in the joint venture for approximately $24 million. The results of operations of this joint venture were consolidated with those of the Corporation beginning in July 2001. The Corporation has accounted for this acquisition using the purchase method to record a new cost basis for the additional share of assets acquired and liabilities assumed.

•
At the end of the second quarter of 1999, the Corporation, through its wholly owned subsidiary Atlanta Acquisition Corp., completed a tender offer for all the outstanding shares of common stock of Unisource, the largest independent marketer and distributor of printing and imaging paper and supplies in North America, and acquired 90.7% of the then outstanding shares of Unisource. On July 6, 1999, Atlanta Acquisition Corp. was merged with and into Unisource and, by virtue of such merger, shares of Unisource that were not tendered to the Corporation (other than shares held by Unisource and the Corporation and its subsidiaries) were converted into the right to receive $12.00 per Unisource share in cash, subject to dissenters’ rights. The Corporation is paying for such untendered shares as they are delivered to the exchange agent for cancellation. Through December 30, 2000, the Corporation had paid approximately $831 million for all Unisource shares, $2 million of which was paid during 2000. In addition, the Corporation assumed $785 million of Unisource debt in the acquisition.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unisource’s results of operations were consolidated with those of the Corporation beginning July 4, 1999. The Corporation has accounted for this transaction using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the fair market value of the assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. The allocation of the purchase price of the acquisition is summarized as follows:

In millions
Current assets	$1,207
Property, plant and equipment	219
Other noncurrent assets	27
Goodwill	753
Liabilities and value of stock options converted	(1,375)

Net cash paid for Unisource	$831

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

Year Ended January 1, 2000
In millions, except per share amounts
Georgia-Pacific Corporation:
Net sales	$21,615
Income before extraordinary item	1,109
Net income	1,109
Georgia-Pacific Group data:
Net sales	$21,434
Income before extraordinary item	709
Net income	709
Basic income before extraordinary item per share	4.12
Diluted income before extraordinary item per share	4.03
Basic earnings per share	4.12
Diluted earnings per share	4.03

The Timber Company’s results of operations are not impacted by the Unisource transaction.

•	During 2000, the Corporation sold certain packaging assets resulting in a pre-tax gain of $25 million.

•
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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
During the second quarter of 1999, the Corporation sold approximately 390,000 acres of timberlands in New Brunswick, Canada and approximately 440,000 acres of timberlands in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after taxes). This gain is reflected in “Income from discontinued operations, net of taxes” on the accompanying consolidated statements of income. In conjunction with the sale of its Maine timberlands, the Corporation received notes from the purchaser in the amount of $51 million. In November 1999, the Corporation monetized these notes through the issuance of notes payable in a private placement. The Corporation will use proceeds from the notes received from the purchaser to fund payments required for the notes payable. The notes receivable are classified as “Other assets” and the notes payable are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets.

•
In December 1999, the Corporation sold approximately 194,000 acres of redwood and Douglas fir timberlands in Northern California for approximately $397 million and recognized a pretax gain of $271 million ($165 million after taxes). This gain is reflected in “Income from discontinued operations, net of taxes” on the accompanying consolidated statements of income.

In conjunction with the sale of its California timberlands, the Corporation received notes from the purchaser of $397 million. These notes are fully secured by a standby letter of credit with an unaffiliated third-party financial institution. In October 2000, the Corporation monetized these notes through the issuance of commercial paper secured by the notes. The net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company. The notes receivable are classified as “Other assets” and the commercial paper is classified as “Other long-term liabilities” on the accompanying consolidated balance sheets.

NOTE 4.    RESTRUCTURING AND ASSET IMPAIRMENTS

•
In June 2001, the Corporation announced that it would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation’s gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. During 2001, 234 employees were terminated and approximately $3 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through December 29, 2001.

Type of Cost	Liability Established June 2001	Usage	Liability Balance at December 29, 2001
In millions
Employee termination	$5	$(3)	$2
Facility closing costs	5	(1)	4

Total	$10	$(4)	$6

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a pretax charge to earnings in the consumer products segment of approximately $57 million for the write-off of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $83 million total pretax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. During 2001, 410 employees were terminated and approximately $14 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through December 29, 2001:

Type of Cost	Liability Established During 2001	Usage	Liability Balance at December 29, 2001
In millions
Employee termination	$14	$(14)	$–
Facility closing costs	12	(11)	1

Total	$26	$(25)	$1

•
In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, the Corporation recorded liabilities of approximately $26 million for the closure of the Camas, Washington tissue mill and $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2001, approximately 605 employees were terminated and approximately $55 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas facility closing activities (primarily demolition activities) are expected to be completed in 2002. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 30, 2000 through December 29, 2001:

Type of Cost	Liability Balance at December 30, 2000	Additions	Usage	Liability Balance at December 29, 2001
In millions
Employee termination	$30	$48	$(55)	$23
Facility closing costs	–	61	(3)	58

Total	$30	$109	$(58)	$81

•
During 2001, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, chemical plants and building products distribution centers. In connection with these announcements, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $14 million for the write-off and impairment of assets, approximately $16 million for the termination of approximately 900 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. During 2001, approximately 670 employees were terminated and approximately $11 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through December 29, 2001:

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Type of Cost	Liability Additions During 2001	Usage	Balance December 29, 2001
In millions
Employee termination	$16	$(11)	$5
Facility closing costs	5	(4)	1

Total	$21	$(15)	$6

•
During 2000, the Corporation announced the closure of the Grand Rapids East, Michigan, gypsum plant and the Kalamazoo, Michigan, paper mill. In connection with these closures, the Corporation recorded a pretax charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly employees, $25 million for the write-off of assets and $12 million for facility closing costs. During 2001 and 2000, approximately 40 employees and 284 employees were terminated, respectively. During the second quarter of 2001, the Corporation reversed $2 million of reserves for facility closing costs that were no longer needed. The following table provides information related to these liabilities:

Type of Cost	Balance December 30, 2000	Usage	Reversal of Reserves	Balance December 29, 2001
In millions
Employee termination	$7	$(6)	$–	$1
Facility closing costs	10	(1)	(2)	7

Total	$17	$(7)	(2)	$8

•
In connection with the acquisition of Unisource in the second quarter of 1999, the Corporation recorded liabilities totaling approximately $50 million for employee termination (relating to approximately 1,170 hourly and salaried employees) and relocation costs, and $22 million for closing costs of 48 facilities. During 2001, 151 employees were terminated as part of this program. The following table provides a rollforward of the reserve for restructuring from December 30, 2000 through December 29, 2001:

Type of Cost	Balance December 30, 2000	Usage	Liability Balance at December 29, 2001
In millions
Employee termination	$3	$(3)	$–
Facility closing costs	5	(4)	1

Total	$8	$(7)	$1

•
In connection with the formation of the Georgia-Pacific Tissue joint venture, the Corporation completed an organizational restructuring of the sales, marketing, administrative and manufacturing support activities for its tissue business, which resulted in the elimination of approximately 300 salaried and hourly positions. The Corporation reserved approximately $5 million for termination and relocation costs of Wisconsin Tissue employees. This $5 million liability was included as part of the purchase price of the Wisconsin Tissue assets. In addition, the Corporation recorded provisions totaling approximately $2 million for the termination and relocation of employees of the Corporation, which were charged to earnings in 1999. As a result of these programs, approximately 80 employees were terminated and approximately $2 million of the termination and relocation reserve was used in 1999. During 2000, the remaining employees were terminated or relocated and all the related reserve was used.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    RECEIVABLES

The Corporation has a large, diversified customer base, which includes some customers located in foreign countries. The Corporation closely monitors extensions of credit and has not experienced significant losses related to its receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $59 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.2 billion and CN $95 million was outstanding under these programs at December 29, 2001. Of the $1.3 billion in the United States program, $400 million will expire in September 2002 and the remaining $900 million expires in December 2002. The Canadian program expires in May 2004. The Corporation expects to renew these agreements prior to expiration. The receivables outstanding under these programs and the corresponding debt are included as “Receivables” and “Commercial paper and other short-term notes,” respectively, on the accompanying consolidated balance sheets. All such programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

A portion of the cost of the accounts receivable secured borrowing programs is based on the creditors’ level of investment and borrowing costs. The total cost of the programs, which was $41 million in 2001, $63 million in 2000 and $36 million in 1999, is included in interest expense on the accompanying statements of income.

Under the accounts receivable secured borrowing programs, the maximum amount of the creditors’ investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    INDEBTEDNESS

The Corporation’s indebtedness includes the following:

	December 29, 2001	December 30, 2000
In millions
Debentures, average rate of 8.6%, payable through 2029	$3,582	$3,582
Notes, average rates of 7.5% and 7.0%, payable through 2031	3,100	2,094
Credit facilities, average rates of 3.6% and 7.9%, payable through 2005	1,935	5,900
Revenue bonds,average rates of 5.2% and 5.7%, payable through 2031	869	832
Euro-denominated bonds, average rate of 4.8%, payable through 2004	266	283
European Debt, average rates of 6.1% and 7.2%, payable through 2012	137	141
Capital leases, average rates of 10.0% and 10.2%, payable through 2016	126	138
Other loans, average rates of 4.6% and 7.1%, payable through 2002	8	7
Less: unamortized net discount	(93)	(118)

	9,930	12,859
Less: long-term portion of debt	9,358	12,627

Current portion of long-term debt	572	232
Commercial paper and other short-term notes, average rates of 2.5% and 7.0%	1,359	1,295
Credit facilities, average rates of 3.9% and 8.0%	925	1,400

Total short-term debt	2,856	2,927

Total debt	$12,214	$15,554

Georgia-Pacific Group’s portion of Corporation debt:
Short-term debt		$2,559
Long-term debt, excluding current portion		12,355

Georgia-Pacific Group’s total debt		$14,914

*The Timber Company’s portion of Corporation debt:
Short-term debt		$368
Long-term debt, excluding current portion		272

*The Timber Company’s total debt		$640

Weighted average interest rate on Corporation debt at year-end	6.7%	7.7%

*	The Corporation completed the spin off of The Timber Company on October 6, 2001 (see Note 3).

For additional information regarding financial instruments, see Notes 7 and 8.

The scheduled maturities of the Corporation’s long-term debt for the next five years are as follows: $572 million in 2002, $612 million in 2003, $662 million in 2004, $43 million in 2005 and $618 million in 2006.

Notes and Debentures

In connection with the acquisition of Fort James in November 2000, the Corporation assumed $1,642 million of notes, $26 million of which matured in December 2000. The Corporation subsequently fully and unconditionally guaranteed all of Fort James’ publicly held debt issued pursuant to an Indenture with the Bank of New York, as trustee, dated as of November 1, 1991, as amended by a first supplemental Indenture dated as of September 19, 1997 and second supplemental Indenture dated as of February 19, 2001. The Corporation had outstanding borrowings of approximately $6,682 million and $5,676 million under certain notes and debentures, including notes totaling $1,179 million and $1,680 from the Fort James acquisition for December 29, 2001 and December 30, 2000, respectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.5% Notes Due May 15, 2006, $600 million of 8.125% Notes Due May 15, 2011, and $400 million of 8.875% Notes Due May 15, 2031. The $10.4 million underwriting fee associated with the transaction is being amortized over the term of the notes. During 2001, the Corporation also redeemed $300 million of its 6.235%Senior Notes Due March 15, 2011 and recorded an after-tax extraordinary loss of approximately $12 million (net of taxes of $7 million).

Euro-Denominated Bonds

In connection with the acquisition of Fort James, the Corporation assumed $218 million (net of discount) of Euro-denominated bonds. These bonds totaled $238 million (net of discount) and $242 million (net of discount) at December 29, 2001 and December 30, 2000, respectively.

European Debt

In connection with the acquisition of Fort James, the Corporation assumed $156 million of European debt. The Corporation’s European debt decreased by approximately $4 million to $137 million at December 29, 2001 from $141 million at December 30, 2000.

Revenue Bonds

At December 29, 2001 and December 30, 2000, the Corporation had outstanding borrowings of approximately $869 million and $832 million, respectively, under certain industrial revenue bonds. During 2001, the Corporation issued $27 million of 6.375% fixed rate industrial revenue bonds due November 1, 2026. In addition, the Corporation replaced $28 million of its variable rate industrial revenue bonds, due October 1, 2007, with $28 million of 4.87% fixed rate industrial revenue bonds due October 1, 2007. The Corporation also consolidated a $10 million variable rate industrial revenue bond, due September 1, 2021, in connection with acquiring ownership of Color-Box (see Note 3) and redeemed $42 million of its 7.9% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million of 6.5% fixed rate industrial revenue bonds due June 1, 2031. for a lower fixed rate bond. In connection with the acquisition of Fort James, the Corporation assumed $197 million of industrial revenue bonds.

Capital Leases and Other Loans

The Corporation had outstanding borrowings of approximately $145 million and $152 million under capital leases (including premium) and other loans, at December 29, 2001 and December 30, 2000, respectively. In connection with the acquisition of Fort James, the Corporation assumed $141 million (including premium) of capital leases during 2000.

Revolving Credit Facilities

In October 2000, the Corporation negotiated several new unsecured financing facilities totaling $5,400 million with terms ranging from six to 18 months and an unsecured revolving credit facility totaling $3,750 million with a term of 5 years. The proceeds under these unsecured facilities were used to partially finance the Fort James acquisition and for ongoing working capital and other general corporate requirements of the Corporation. During 2001, proceeds from the sale of assets (see Note 3); the spin off of The Timber Company and its merger with and into Plum Creek (see Note 3); increases in the accounts receivable secured borrowing

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

programs; and the issuance of notes reduced the unsecured financing facilities. The Corporation’s amounts outstanding under the credit agreements include the following:

December 29, 2001
In millions
Commitments:
Multi-Year Revolving Credit Facility	$3,750
Capital Markets Bridge Facility	925

Credit facilities available	4,675

Amounts Outstanding:
Letter of Credit Agreements	(265)
Money Markets, average rate of 2.8%	(90)
Multi-Year Revolving Credit Facility due November 2005, average rate of 3.7%	(1,935)
Capital Markets Bridge Facility due August 2002, average rate of 3.9%	(925)

Total credit balance	(3,215)

Total credit available*	$1,460

*
At December 29, 2001, the Corporation was limited to $851 million of available credit pursuant to certain restrictive debt covenants and its outstanding debt balance at December 29, 2001. This limitation on available credit will be reduced as the Corporation pays down debt.

Borrowings under the agreements bear interest at competitive market rates. These interest rates may be adjusted according to a rate grid based on the Corporation’s long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.2% per annum on the aggregate commitments of the lenders as well as up-front fees totaling $5.5 million and $34 million as of December 29, 2001 and December 30, 2000, respectively. The fees are being amortized over the term of the agreements. Fees and margins may also be adjusted according to a pricing grid based on the Corporation’s long-term debt ratings. At December 29, 2001 and December 30, 2000, $3,215 million and $7,700 million, respectively, was borrowed under the credit agreements at a weighted-average interest rate of 3.4% and 7.9%, respectively. Amounts outstanding under the revolving credit facilities are included in “Commercial paper and other short-term notes” and “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

In December 2001, the Corporation amended its restrictive covenants under the unsecured financing facilities to require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to net worth plus funded indebtedness) of 72.50% on December 29, 2001, March 30, 2002 and June 29, 2002; 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization “EBITDA” to interest charges) of 2.25 to 1.00 on December 29, 2001, March 30, 2002, June 29, 2002 and September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes quarterly and a maximum debt level of $13,065 million. The Corporation was in compliance with its debt covenants as of December 29, 2001 with a 71.35% leverage ratio, a 2.59 to 1.00 interest coverage ratio, and a debt balance of $12,214 million. The $17.9 million fee associated with amending the restrictive covenants is being amortized over the term of the financing facilities.

Commercial Paper and Other Short-Term Notes

These borrowings are classified as current liabilities, although all or a portion may be refinanced on a long-term basis in 2002. In connection with the acquisition of Fort James, the Corporation assumed $927 million of short-term debt, all of which was replaced by commercial paper issued by the Corporation in the fourth quarter of 2000.

Other

At December 29, 2001, the amount of long-term debt secured by property, plant and equipment was not material.

Prior to 1996, the Corporation sold certain assets for $354 million and agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement with the purchaser, the Corporation agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund the Corporation’s lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, the Corporation recorded on its balance sheet an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $346 million.

The sale of these assets to Domtar in 2001 (see Note 3) required the Corporation to repurchase these assets from the lessor. Accordingly, the lessor and the Corporation agreed to a deferred payment arrangement essentially under the same terms as the original lease obligation. The Corporation agreed to maintain the original deposit under its existing terms and create a second deposit. The sum of these deposits (approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and, accordingly, the Corporation has recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities”.

In 1999, the Corporation entered into a financing arrangement to enhance the return of the deposit made in connection with the sale-leaseback transaction discussed above by issuing NZ$724 million of 5.74% Debentures Due April 5, 2005 that were legally defeased with deposits of an equal amount. Because they were legally defeased, generally accepted accounting principles do not require the debentures and related deposits to be reflected on the Corporation’s consolidated balance sheets. Accordingly, the Corporation has not reflected the debentures or the related deposits on the accompanying consolidated balance sheets.

In conjunction with the sale of 194,000 acres of the Corporation’s California timberlands in 1999, the Corporation received notes from the purchaser in the amount of $397 million. These notes were monetized on October 25, 2000, through the issuance of commercial paper secured by the notes. Net proceeds of $342 million from this monetization will be used to reduce debt allocated to The Timber Company. Proceeds from the notes received from the purchaser were used to fund payments required for the notes payable. In conjunction with the sale of 440,000 acres of the Corporation’s Maine timberlands in 1999, the Corporation received notes from the purchaser in the amount of $51 million. These notes were monetized through the issuance of notes payable in a private placement with the proceeds used to reduce debt allocated to The Timber Company. Proceeds from the notes received from the purchaser will be used to fund payments required for the notes payable. The notes receivable and notes payable are reflected in “Other assets” and “Other long-term liabilities,” respectively, on the accompanying consolidated balance sheets. In connection with the sale of 127,000 acres of the Corporation’s California timberlands in 1997, the Corporation received notes from the purchaser in the amount of $270 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation monetized these notes receivable through the issuance of notes payable in a private placement. The notes receivable are included in “Other assets” and the notes payable are included as “Other long-term liabilities” on the accompanying consolidated balance sheets.

As of December 29, 2001, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

NOTE 7.    SENIOR DEFERRABLE NOTES

In order to finance a portion of the Unisource acquisition in July 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit consists of a purchase contract that obligates the holder to purchase shares of Georgia-Pacific common stock for $50 on or prior to August 16, 2002 and a senior deferrable note of the Corporation due August 16, 2004. The amount of shares purchased per PEPS Unit will be based on the average closing price of Georgia-Pacific common stock over a 20-day trading period ending August 13, 2002. Assuming an average stock price of less than $47.375 per share, the Corporation expects to issue approximately 18.2 million shares of Georgia-Pacific common stock in 2002. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. The terms of the PEPS offering include a remarketing of the senior deferrable notes on August 16, 2002 that, if successfully completed, would generate $862.5 million for repayment of debt. The interest rate will be reset at a rate that will be equal to or greater than 7.15%. Management is considering certain other financing activities that could include issuance of different securities to replace these senior deferrable notes prior to their scheduled remarketing. The liability related to the PEPS Units is classified as “Senior deferrable notes” on the accompanying consolidated balance sheets.

NOTE 8.    FINANCIAL INSTRUMENTS

The carrying amount (net of discounts and premiums) and estimated fair value of the Corporation’s financial instruments are as follows:

	December 29, 2001		December 30, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In millions
Commercial paper, credit facilities and short-term notes (Note 6)	$4,219	$4,219	$8,595	$8,595
Notes and debentures (Note 6)	6,682	6,679	5,676	5,105
Euro denominated bonds (Note 6)	266	257	283	252
Revenue bonds (Note 6)	869	833	832	778
Capital leases (Note 6)	126	148	138	140
European debt (Note 6)	137	137	141	141
Other loans (Note 6)	8	8	7	7
Senior deferrable notes (Note 7)	863	889	863	871
Investments in marketable securities	81	81	44	44
Interest rate exchange agreements (floating to fixed)	*	–	*	–
Interest rate exchange agreements (fixed to floating)	*	(51)	*	(1)
Notes receivable from sale of timberlands	674	755	673	651
Notes payable from monetizations	659	746	659	645

*
The Corporation’s balance sheets at December 29, 2001 and December 30, 2000 included accrued interest payable (receivable) of $11.4 million and ($.3) million, respectively, related to these interest rate exchange agreements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Exchange Agreements

The Corporation has used interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations.

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

At December 29, 2001, the Corporation had interest rate exchange agreements that effectively converted $1,957 million of floating rate obligations with a weighted average interest rate of 2.7% to fixed rate obligations with an average effective interest rate of approximately 5.9%. Of the $1,957 million, the Corporation had $457 million of these floating rate obligations outstanding at December 30, 2000. These agreements increased

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense by $29 million for the year ended December 29, 2001, and decreased interest expense by $1 million for the year ended December 30, 2000. The agreements had a weighted-average maturity of approximately seven months at December 29, 2001.

At December 29, 2001, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation’s interest expense is unaffected by this agreement when the market interest rate falls within this range. There was an immaterial effect on the Corporation’s interest expense for 2001 and 2000 related to these agreements. The agreements had a weighted-average maturity of approximately four years at December 29, 2001.

The estimated fair value of the Corporation’s interest rate exchange agreements at both December 29, 2001 and December 30, 2000 comprised of a $51 million liability and $1 million asset, respectively. The liability and asset balance represent the estimated amount the Corporation could have paid or received upon termination of the agreements. The fair value at December 29, 2001 and December 30, 2000 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

The Corporation may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

NOTE 9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, the Corporation recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and an $18 million transition adjustment (net of taxes of $12 million) in other comprehensive loss. On the date a derivative contract is entered into, the Corporation designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. The Corporation engages primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive income (loss). The Corporation also participates in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of certain European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

The Corporation formally documents all relations between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Corporation formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges:    The Corporation uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $1,830 million at December 29, 2001. The fair market value of such contracts was a liability of $46 million at December 29, 2001.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of December 29, 2001, approximately $32 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months. These losses are primarily related to the floating-to-fixed interest rate swap agreements and are due to the significant decrease in interest rates during the current year.

Hedge of the net investment in a foreign operation:    At December 29, 2001, the Corporation had outstanding approximately $238 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe.

Non-designated/ineffective derivative instruments:    The Corporation has two foreign currency interest rate swap agreements that were assumed in the acquisition of Fort James. These agreements do not qualify for hedge accounting. Included in the cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements. The fair value of these agreements at December 29, 2001 was approximately $1 million. The Corporation also has three interest rate swaps that, during the third quarter, were no longer highly effective in offsetting changes in cash flows of the borrowings hedged. The notional amount of these instruments was $127 million. At December 29, 2001, the fair market value of these three instruments was approximately $5 million.

During 2000, the Corporation entered into a derivative agreement in connection with the sale of certain packaging assets whereby the Corporation has guaranteed a certain margin on the buyer’s production. This derivative agreement expires in 2005. This agreement does not qualify for hedge accounting because the buyer’s production does not qualify as a hedged item in accordance with SFAS No. 133. The Corporation also entered into certain commodity swap agreements to offset the gain on the aforementioned derivative agreement. The net fair value of these derivative agreements was $17.3 million (pre-tax) at December 30, 2000 and is included in the cumulative effect of accounting change. Effective December 28, 2001, the Corporation terminated the offsetting commodity agreements. The termination was effective with the counter-party’s bankruptcy filing. As of December 29, 2001, the fair market value of the original derivative agreement was $9.5 million.

The Corporation’s senior management establishes the parameters of the Corporation’s financial risk, which have been approved by the Corporation’s Board of Directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management’s policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by the Corporation to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

The Corporation does not utilize derivatives for speculative purposes. Derivatives are transaction specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    INCOME TAXES

Following is a summary of (loss) income from continuing operations before income taxes for United States and foreign operations:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
United States	$(663)	$465	$1,016
Foreign	368	88	148

(Loss) income from continuing operations before income taxes	$(295)	$553	$1,164

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Current income taxes:
Federal	$536	$153	$410
State	69	3	76
Foreign	107	18	21
Deferred income taxes:
Federal	(446)	35	(50)
State	(93)	–	(9)
Foreign	8	1	–

Provision for income taxes	$181	$210	$448

Income taxes paid, net of refunds	$246	$425	$620

Income taxes paid during 2001 are net of approximately $3 million in state income tax refunds, $98 million in federal income tax refunds, and $3 million in foreign income tax refunds. Income taxes paid during 2000 are net of approximately $8 million in state income tax refunds. No provision for income taxes has been made for $608 million of undistributed earnings of certain of the Corporation’s foreign subsidiaries and affiliates which have been indefinitely reinvested. It is not practicable to determine the amount of United States income tax which would be payable if such undistributed foreign earnings were repatriated because any United States taxes payable on such repatriation would be offset, in part, by foreign tax credits.

The Internal Revenue Service is currently conducting audits of various federal income tax returns for the years 1997 and 1998. All related payments for completed federal income tax audits have been made.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal statutory income tax rate was 35%. The provision for income taxes is reconciled to the federal statutory amounts as follows:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
(Benefit) provision for income taxes computed at the federal statutory tax rate	$(103)	$194	$407
State income taxes, net of federal benefit	(8)	10	47
Foreign income taxes, net of federal benefit	(15)	–	–
Write off and amortization of nondeductible goodwill	304	33	25
Foreign sales corporation	(5)	(19)	(25)
Other	9	(8)	(6)

Provision for income taxes	$181	$210	$448

The components of the net deferred income tax liabilities are as follows:

	Year Ended
	December 29, 2001	December 30, 2000
In millions
Deferred income tax assets:
Compensation related accruals	$504	$413
Other accruals and reserves	367	97
Other	48	58

	919	568
Valuation allowance	–	–

	919	568

Deferred income tax liabilities:
Property, plant and equipment	(2,034)	(2,437)
Timber and timberlands	(203)	(2)
Other	(427)	(108)

	(2,664)	(2,547)

Deferred income tax liabilities, net	$(1,745)	$(1,979)

Included on the balance sheets:
Deferred income tax assets*	$101	$176
Deferred income tax liabilities**	(1,846)	(2,155)

Deferred income tax liabilities, net	$(1,745)	$(1,979)

*	Net of current liabilities of $75 million at December 29, 2001 and $30 million at December 30, 2000.
**	Net of long-term assets of $579 million at December 29, 2001 and $364 million at December 30, 2000.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    RETIREMENT PLANS

Defined Benefit Pension Plans

Most of the Corporation’s employees participate in noncontributory defined benefit pension plans. These include plans that are administered solely by the Corporation and union-administered multiemployer plans. The Corporation’s funding policy for solely administered plans is based on actuarial calculations and the applicable requirements of federal law. Contributions to multiemployer plans are generally based on negotiated labor contracts.

Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service. The Corporation has separate plans for salaried employees and officers under which benefits are primarily related to compensation and years of service. The officers’ plan and certain salaried employee plans are not funded and are nonqualified for federal income tax purposes.

Plan assets consist principally of common stocks (55%), bonds (18%), mortgage securities (4%), interests in limited partnerships (19%), cash equivalents (3%) and real estate (1%). At December 29, 2001 and December 30, 2000, $476 million and $538 million, respectively, of non-current prepaid pension cost was included in “Other assets” on the accompanying balance sheets. Accrued pension liability of $272 million and $161 million at December 29, 2001 and December 30, 2000, respectively, was included in “Other long-term liabilities” on the accompanying balance sheets.

Pursuant to the provisions of SFAS No. 87, intangible assets of $108 million and $2 million were recorded as of December 29, 2001 and December 30, 2000, respectively, in order to recognize the required minimum liability.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the change in projected benefit obligation and the change in plan assets for the solely administered plans:

	December 29, 2001	December 30, 2000
In millions
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,704	$2,014
Service cost	163	121
Interest cost	270	160
Acquisitions	2	1,515
Curtailments	(2)	–
Participant contributions	3	1
Plan amendments	9	4
Actuarial (gains) losses	(21)	2
Foreign currency exchange rate changes	(6)	7
Benefits paid	(256)	(120)

Projected benefit obligation at end of year	$3,866	$3,704

Change in plan assets:
Fair value of assets at beginning of year	$4,508	$2,613
Actual return on plan assets	(546)	101
Acquisitions/Divestitures	(5)	1,895
Participant contributions	3	1
Employer contributions	13	10
Foreign currency exchange rate changes	(6)	8
Benefits paid	(256)	(120)

Fair value of assets at end of year	$3,711	$4,508

The funded status and the amounts recognized on the accompanying balance sheets for the solely administered plans are set forth in the following table:

	December 29, 2001	December 30, 2000
In millions
Funded status (under) over	$(155)	$804
Employer contributions	2	1
Unrecognized actuarial loss (gain)	469	(494)
Unrecognized prior service cost	69	68
Unrecognized net (asset) obligation	–	–

Net prepaid benefit cost	$385	$379

Amounts recognized on the balance sheets consist of:
Prepaid pension cost	$476	$538
Accrued pension liability	(272)	(161)
Intangible asset	108	2
Accumulated other comprehensive income	73	–

Net amount recognized	$385	$379

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $2,980 million, $2,954 million and $2,687 million, respectively, as of December 29, 2001 and $348 million, $263 million and $189 million, respectively, as of December 30, 2000.

Net periodic pension cost for solely administered and union-administered pension plans included the following:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Service cost of benefits earned	$163	$121	$97
Interest cost on projected benefit obligation	270	160	126
Expected return on plan assets	(414)	(262)	(208)
Amortization of gains	(19)	(33)	(11)
Amortization of prior service cost	9	9	9
Contributions to multiemployer pension plans	8	4	4

Net periodic pension cost (income)	$17	$(1)	$17

The following assumptions were used for United States and Canadian pension plans:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
Discount rate used to determine the projected benefit obligation	7.0%	7.5%	7.5%
Rate of increase in future compensation levels used to determine the projected benefit obligation	5.7%	5.6%	5.7%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	9.5%	9.5%	9.5%

The following assumptions were used for the European pension plans:

	Year Ended December 29, 2001	Year Ended December 30, 2000
Discount rate used to determine the projected benefit obligation	6.00%	6.00%
Rate of increase in future compensation levels used to determine the projected benefit obligation	4.25%	4.25%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.25%	7.25%

On April 14, 1997, a class action lawsuit alleging claims under the Employee Retirement Income Security Act of 1974 (“ERISA”) was filed against the Corporation and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (“the Plan”) (together, “the Defendants”) in the United States District Court for the Northern District of Georgia, seeking recovery of alleged underpayments of lump-sum benefits, together with interest, attorney’s fees, and costs. After the District Court granted the Defendants’ motion for summary judgment in March 1999, the United States Court of Appeals for the Eleventh Circuit reversed the District Court’s ruling in August 2000 and remanded the case for further proceedings, holding that the terms of the Plan required a calculation of lump-sum benefits that could result in additional payments to members of the class. In September 2000, the Defendants filed a petition for rehearing and rehearing en banc with the Eleventh Circuit, which was denied. The Defendants also filed a petition for certiorari to the United States Supreme Court in January 2001, which was denied. In March 2002, at the conclusion of the summary judgment briefing process on remand, the District Court issued an Order granting in part and denying in part the summary judgment motions of

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both the Plaintiff class and the Defendants. In addition, the Order remanded some issues to the Plan administrator for interpretation and specified that the parties must file another proposed Order implementing the rulings of the initial Order within a certain time period. The Corporation has determined that, in all likelihood, damages will be awarded to the Plaintiff class. In that case, the Plan will be required to make additional payments to members of the class, which may in turn affect the Corporation’s net periodic pension cost and obligation to fund the Plan over time. The Corporation has identified a minimum amount of additional benefits the Plan likely will be required to pay, which should not result in a material impact on the Corporation’s funding obligation or results of operations. However, beyond this minimum, it is impossible to determine with any certainty the amount, if any, the Plan will be required to pay. In the event that damages above the minimum amount are awarded, it could have a material effect on the Corporation’s net periodic pension cost and funding obligation. The Defendants are engaged in discussions and negotiations with the Plaintiff class for purposes of submitting a proposed Order to the Court in accordance with the mandate of the March 2002 Order.

Defined Contribution Plans

The Corporation sponsors several defined contribution plans to provide eligible employees with additional income upon retirement. The Corporation’s contributions to the plans are based on employee contributions and compensation. The Corporation’s contributions totaled $89 million in 2001, $65 million in 2000 and $62 million in 1999.

Health Care and Life Insurance Benefits

The Corporation provides certain health care and life insurance benefits to certain eligible retired employees. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs and other group coverage. The plans are funded through trusts established for the payment of active and retiree benefits. The Corporation contributes to the trust in the amounts necessary to fund current obligations of the plans.

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

Salaried and non-bargaining hourly employees of the former Fort James Corporation leaving after 1999 are generally eligible for retiree health care benefits if they terminate after age 55 with 10 years of service and participated in the Fort James Retiree Medical Savings Account (“RMSA”) Plan. After October 1, 2001, these employees are eligible for retiree health care benefits under the Georgia-Pacific retiree medical plan. The RMSA plan requires retirees to pay the full cost of the pre-65 and post-65 plans. Under the Georgia-Pacific plan, the Corporation shares the pre-65 plan cost with future retirees once their RMSA account is exhausted.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the change in accumulated postretirement benefit obligation and the amounts recognized on the accompanying balance sheets:

	December 29, 2001	December 30, 2000
In millions
Change in accumulated postretirement benefit obligation:
Accumulated benefit obligation at beginning of year	$868	$437
Service cost	8	9
Interest cost	52	32
Acquisitions	1	412
Curtailments	(7)	1
Plan changes	(109)	–
Actuarial losses (gains)	29	(4)
Change in assumptions	34	16
Benefits paid	(69)	(35)

Accumulated postretirement benefit obligation at end of year	$807	$868

Funded status (under)	$(807)	$(868)
Unrecognized actuarial gain	(6)	(67)
Unrecognized prior service cost	(63)	11
Unrecognized net (asset) obligation	–	–

Net accrued benefit cost	$(876)	$(924)

Amounts recognized on the balance sheets consist of:
Prepaid benefit cost	$–	$–
Accrued benefit liability	(876)	(924)

Net amount recognized	$(876)	$(924)

Net periodic postretirement benefit cost included the following components:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Service cost of benefits earned	$8	$9	$8
Interest cost on accumulated postretirement benefit obligation	52	32	26
Amortization of prior service (credit) cost	(10)	–	1
Amortization of gains	–	(1)	(2)

Net periodic postretirement benefit cost	$50	$40	$33

In connection with the sale of a portion of the its paper and pulp assets to Domtar Inc. (see Note 3), the Corporation recognized a curtailment gain of approximately $31 million which was reflected in the pretax loss on the sale.

For measuring the expected accumulated postretirement benefit obligation, annual rates of increase in per capita claims cost for its pre-age 65 and age 65 and older claims were assumed to be 10.5% and 11.5%, respectively, for 2001 and 7.5% and 10%, respectively, for 2000. A single annual rate of increase in the per capita claims cost of 7% was assumed for 1999. For 2001 and 2000, the rates were assumed to decrease gradually to 5.5% in 2006 and 5.0% in 2007, respectively, and remain at that level thereafter.

For measuring the 2000 expected accumulated postretirement benefit obligation for the former Fort James, a 7.5%, 10.0% and 12.0% annual rate of increase in the per capita claims cost was assumed for pre-age 65, age 65 and older medical coverage and age 65 and older prescription drug coverage, respectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% at December 29, 2001, 7.0% at December 30, 2000 and 7.0% at January 1, 2000.

If the annual health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation would have increased by 8% as of December 29, 2001, 10% as of December 30, 2000 and January 1, 2000. The effect of this change on the aggregate of service and interest costs would be an increase of 9% for 2001, 12% for 2000 and 12% for 1999.

If the annual health care cost trend rate were decreased by 1%, the accumulated postretirement benefit obligation would have decreased by 7% as of December 29, 2001, 8% as of December 30, 2000 and 9% as of January 1, 2000. The effect of this change on the aggregate of service and interest costs would be a decrease of 8% for 2001, 10% for 2000 and 11% for 1999.

NOTE 12.    COMMON AND PREFERRED STOCK

The Corporation’s authorized capital stock consists of (i) 10 million shares of Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued at December 29, 2001 and December 30, 2000, and (ii) 400 million shares of Georgia-Pacific common stock of which 230,095,000 shares and 224,844,000 shares were issued at December 29, 2001 and December 30, 2000, respectively. At December 30, 2000, 250 million shares of The Timber Company common stock were authorized, of which 94,571,000 shares were issued.

At December 29, 2001, the following authorized shares of common stock were reserved for issue:

Georgia-Pacific Group
PEPS Units	18,205,650
2000 Fort James conversions	6,960,931
2000 Employee Stock Purchase Plan	7,038,702
1999 Unisource conversions	321,540
1999 Wisconsin Tissue conversions	22,702
1997 Long-Term Incentive Plan	15,353,957
1995 Outside Directors Stock Plan	276,746
1995 Shareholder Value Incentive Plan	4,525,786

Common stock reserved	52,706,014

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Long-Term Incentive Plans

The Corporation reserved 16,000,000 shares of Georgia-Pacific Group stock (the “Georgia-Pacific Group Plan”) for issuance under the 1997 Long-Term Incentive Plan. The Georgia-Pacific Group Plan authorizes grants of stock options, restricted stock and performance awards.

Under the Georgia-Pacific Group Plan, options covering 2,938,500 shares; 34,000 shares; 27,600 shares; 2,848,060 shares; 2,412,955; and 2,027,800 shares were granted on January 29, March 2 and July 29, 1998, January 28, 1999, January 21, 2000, and January 29, 2001, respectively. These grants have a 10-year term and vest ratably over a three-year period. In addition, performance share awards covering 96,000 shares and 40,800 shares were both granted on January 28, 1999 and awarded on January 21, 2000 and January 29, 2001, respectively. At the time performance shares were awarded, the average of the high and low market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders’ equity (long-term incentive plan deferred compensation) in the accompanying financial statements. The long-term incentive plan deferred compensation of $3.2 million and $1.2 million at the award date is being amortized over the vesting (restriction) period, which is five years.

Employee Stock Purchase Plan

The Corporation reserved 8,550,000 shares of Georgia-Pacific Group stock under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offers employees the right to subscribe for shares of the Georgia-Pacific Group at a subscription price equal to 90% of the lower of the average price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period began on July 1, 2000 and ended on June 30, 2001. The Corporation issued 1,511,298 shares of Georgia-Pacific Group stock at a purchase price of $24.10 for the initial one-year period. The 2000 Purchase Plan was extended, and the next purchase period began on July 1, 2001 and ends on June 30, 2002. If the 2000 Purchase Plan is extended, the Plan Administrator will set the next purchase period for the plan year 2002. An employee may terminate his or her subscription at any time before he or she pays the full price of the shares subscribed and will receive in cash the full amount withheld, without interest.

1995 Outside Directors Stock Plan

The Corporation reserved 400,000 shares of Georgia-Pacific Group stock and 200,000 shares of The Timber Company stock for issuance under the 1995 Outside Directors Stock Plan (the “Directors Plan”), which provides for the issuance of shares of common stock to nonemployee directors of the Corporation on a restricted basis. Each nonemployee director was issued 625 and 647 restricted shares of Georgia-Pacific Group stock in 2001 and 2000, respectively.

As a result of The Timber Company spin-off and merger with Plum Creek, 33,212 restricted shares of The Timber Company were exchanged or canceled and 40,183 restricted shares of Georgia-Pacific were issued.

Effective May 6, 1997, accrual of additional retirement benefits under the Corporation’s retirement program for directors ceased, and the accrued benefits of each of the current nonemployee directors (the present value of which totaled $1,303,889 as of May 6, 1997) were converted into a grant of an equivalent number of shares of restricted stock under the Directors Plan. The total number of shares issued related to this conversion was 15,702.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Option Plans

The 1995 Shareholder Value Incentive Plan (the “SVIP”) provides for the granting of stock options having a term of either 5½ or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made under the plan. Options having a term of 10 years become exercisable in 9½ years unless certain performance targets tied to the Corporation’s common stock performance are met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5½ years may be exercised only if such performance targets are met in the third, fourth or fifth year after such grant date. At the time options are exercised, the exercise price is payable in cash or by surrender of shares of common stock already owned by the optionee. All shares were vested as of February 2000.

Unisource Conversions

In connection with the acquisition of Unisource as described in Note 3, the Corporation converted certain stock options awarded under a former Unisource stock option plan (“Unisource stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Unisource stock options was preserved and the ratio of the exercise price per Unisource stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Unisource stock options to purchase 2,633,459 shares had original grant dates ranging from November 10, 1994 through May 19, 1999 with a 10-year term, and vest ratably over three-year and five-year periods. These Unisource stock options were converted into options to purchase 629,648 shares of Georgia-Pacific Group stock at prices ranging from $31.88 to $91.58 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The value of these options at the acquisition date was $9.4 million and was included as part of the purchase price paid for Unisource

The Corporation also issued 40,152 restricted shares of Georgia-Pacific Group stock under the 1997 Long-Term Incentive Plan to two former Unisource officers who became officers of the Corporation. Each officer was issued 20,076 restricted shares of Georgia-Pacific Group stock. At the time restricted shares were awarded, the average of the high and low market value of the stock was added to common stock and additional paid-in capital and was deducted from shareholders’ equity (long-term incentive plan deferred compensation) on the accompanying financial statements. The long-term incentive plan deferred compensation of $2 million is being amortized over the vesting (restriction) periods of one, two and three years.

Wisconsin Tissue Conversions

In connection with the formation of Georgia-Pacific Tissue as described in Note 3, the Corporation converted certain outstanding stock options awarded under a Chesapeake stock option plan (“Chesapeake stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Chesapeake stock options was preserved and the ratio of the exercise price per Chesapeake stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Chesapeake stock options to purchase 172,250 shares had original grant dates ranging from August 11, 1997 through April 16, 1999, with a vesting period of three years and a 10-year term.

These Chesapeake stock options were converted into options to purchase 92,960 shares of Georgia-Pacific Group stock at prices ranging from $36.20 to $50.36 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The stock options’ total value of $1.3 million was included in the asset purchase price on the date the Corporation formed Georgia-Pacific Tissue.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fort James Conversions

In connection with the acquisition of Fort James as described in Note 3, the Corporation converted certain stock options awarded under a former Fort James stock option plan (“Fort James stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Fort James stock options was preserved and the ratio of the exercise price per Fort James stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Fort James stock options to purchase 7,399,316 shares had original grant dates ranging from February 11, 1991 through August 15, 2000 with a 10-year term. These Fort James stock options were converted into options to purchase 10,348,501 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $36.76 per share. The options became fully vested as of the acquisition date with the same option period of the original grants. The value of these options at the acquisition date was $120 million and was included as part of the purchase price paid for Fort James.

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

2001 Long-Term Appreciation Plan

The Corporation reserved 2,600,000 stock appreciation rights (“SARs”) for issuance under the 2001 Long-Term Appreciation Plan (the “LTAP”). The LTAP provides for the granting of SARs to key employees of the Corporation. Benefits paid under this plan will be made in cash, not common stock. During 2001, the Corporation issued 2.35 million SARs under the LTAP with an exercise price of $29.47 each. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. Compensation expense recorded in 2001 related to these SARs was deminimus.

PEPS Units

Each PEPS Unit consists of a purchase contract that obligates the holder to purchase shares of Georgia-Pacific common stock for $50 on or prior to August 16, 2002 and a senior deferrable not of the Corporation due August 16, 2004 (see Note 7). The amount of shares purchased per PEPS Unit will be based on the average closing price of Georgia-Pacific common stock over a 20-day trading period ending August 13, 2002. Assuming an average stock price of less than $47.375 per share, the Corporation expects to issue approximately 18.2 million shares of Georgia-Pacific common stock in 2002. Accordingly, the Corporation has reserved the full number of shares of Georgia-Pacific common stock issuable under the PEPS Units.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to the Corporation’s existing employee stock options is as follows:

	Year Ended December 29,
	2001		2001
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	22,522,345	$28.53	4,909,699	$22.46
Options granted/converted	2,027,800	29.47	(2,806,737)	22.71
Options exercised/surrendered	(3,503,152)	23.71	(2,086,679)	22.13
Options canceled	(895,276)	40.84	(16,283)	21.85

Options outstanding at December 29, 2001	20,151,717†	29.05	–	–
Options available for grant at December 29, 2001	6,885,449		–

Total reserved shares	27,037,166		–

Options exercisable at December 29, 2001	18,449,373	24.71	–	–
Option prices per share:
Granted/converted	$29		$21-$25
Exercised/surrendered	$9-$33		$21-$25
Canceled	$9-$92		$21-$25

†	Options outstanding by exercise price:

Georgia-Pacific Group
$9.59-$12.62	154,956	$10.58
Average remaining life	1.9 years
$12.71-$14.89	157,728	$14.33
Average remaining life	2.0 years
$14.91-$16.23	39,365	$15.61
Average remaining life	2.8 years
$16.58-$18.29	1,136,443	$17.61
Average remaining life	4.7 years
$18.52-$18.96	217,551	$18.90
Average remaining life	3.7 years
$19.35-$20.11	11,772	$19.73
Average remaining life	4.3 years
$22.03-$24.63	358,466	$24.22
Average remaining life	4.8 years
$24.76-$27.10	5,983,089	$26.38
Average remaining life	5.6 years
$27.23-$30.78	7,235,874	$28.67
Average remaining life	6.1 years
$31.57-$41.59	4,668,287	$36.47
Average remaining life	6.8 years
$43.58-$61.63	26,024	$50.71
Average remaining life	4.8 years
$63.73-$91.58	162,162	$67.73
Average remaining life	4.9 years

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 30,
	2000		2000
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	10,788,269	$29.97	4,967,650	$22.33
Options granted/converted	12,740,475	27.39	624,250	22.50
Options exercised/surrendered	(561,407)	22.15	(659,601)	21.56
Options canceled	(444,992)	39.70	(22,600)	22.17

Options outstanding at December 30, 2000	22,522,345	28.53	4,909,699	22.46
Options available for grant at December 30, 2000	7,738,885		2,164,200

Total reserved shares	30,261,230		7,073,899

Options exercisable at December 30, 2000	17,650,283	26.35	4,052,772	22.30
Option prices per share:
Granted/converted	$9-$42		$23
Exercised/surrendered	$9-$50		$21-$25
Canceled	$26-$92		$21-$25

	Year Ended January 1,
	2000		2000
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 1999	11,696,183	$27.03	5,553,850	$22.26
Options granted/converted	3,570,668	36.09	950	22.56
Options exercised/surrendered	(3,974,803)	26.89	(417,150)	21.58
Options canceled	(503,779)	28.70	(170,000)	21.70

Options outstanding at January 1, 2000	10,788,269	29.97	4,967,650	22.33
Options available for grant at January 1, 2000	3,111,688		1,288,450

Total reserved shares	13,899,957		6,256,100

Options exercisable at January 1, 2000	2,952,766	30.20	2,972,400	22.32
Option prices per share:
Granted/converted	$32-$92		$23
Exercised/surrendered	$26-$37		$21-$23
Canceled	$26-$32		$21-$23

Shareholder Rights Plan

On December 16, 1997, shareholders approved an amended and restated Shareholder Rights Plan (the “Rights Agreement”) pursuant to which preferred stock purchase rights (the “Rights”) are issued on each outstanding share of Georgia-Pacific Group stock (a “Georgia-Pacific Group Right”), which will entitle the holders thereof to purchase shares of Series B Junior Preferred Stock under the conditions specified in the Rights Agreement.

The Rights will expire on December 31, 2007, unless earlier redeemed by the Corporation or extended. The Rights would be exercisable only if a person or group acquires 15% or more of the total voting rights of all then

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding shares of common stock of the Corporation or commences a tender offer that would result in such person or group beneficially owning 15% or more of the total voting rights of all then outstanding shares of common stock of the Corporation. In such event, each Right would entitle the holder to purchase from the Corporation one one-hundredth of a share of Series B Junior Preferred Stock (a “Series B Unit”) at a purchase price of $175 (the “Series B Unit Purchase Price”), subject to adjustment.

Thereafter, in the event one of several specified events (generally involving transactions by an acquirer in the Corporation’s common stock or a business combination involving the Corporation) occurs, each Georgia-Pacific Group Right will entitle its holder to purchase, for the Series B Unit Purchase Price, a number of shares of common stock of such entity or purchaser with a market value equal to twice the applicable purchase price. Because of the nature of the dividend, liquidation and voting rights of each class of Junior Preferred Stock related to the Rights, the economic value of one Series B Unit should approximate the economic value of one share of Georgia-Pacific Group stock.

Capital Stock

The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of December 29, 2001 and December 30, 2000.

During 2000, the Corporation purchased on the open market approximately 1.7 million shares of Georgia-Pacific stock at an aggregate price of $62 million ($36.47 average per share). The Corporation also purchased on the open market approximately 3.3 million shares of The Timber Company stock at an aggregate price of $78 million ($23.64 average per share), all of which were held as treasury stock at December 30, 2000.

At the end of November 2000, the Corporation acquired Fort James (as described above and in Note 3 of the Notes to Consolidated Financial Statements) and issued 21.5 million shares of Georgia-Pacific treasury stock and 32.2 million newly issued shares of Georgia-Pacific stock as part of that transaction. During 2001, the Corporation issued an additional 190,000 shares of Georgia-Pacific Stock as part of this transaction.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

The Corporation has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, because the fair market value on the date of grant was equal to the exercise price, no compensation cost has been recognized for the Fort James stock options, Unisource stock options, Chesapeake stock options, the SVIP, the Georgia-Pacific Group Plan, The Timber Company Plan or the 2000 Purchase Plan. Had compensation cost for these plans been determined based on the fair value at the grant dates in 2001, 2000 or 1999 under the plan consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions, except per share amounts
Georgia-Pacific Corporation
Net (loss) income
As reported	$(407)	$505	$1,116
Pro forma	(439)	467	1,079
Georgia-Pacific Group
Net (loss) income
As reported	(477)	343	716
Pro forma	(507)	308	685
Net (loss) income per share*
As reported	(2.10)	1.95	4.17
Pro forma	(2.23)	1.75	3.99
The Timber Company
Income from discontinued operations, net of taxes
As reported	70	162	400
Pro forma	68	159	394
Income from discontinued operations, net of taxes per share*
As reported	0.86	2.01	4.75
Pro forma	0.84	1.97	4.68

*
Represents basic earnings per share. Pro forma diluted per share amounts were ($2.23) and $0.83 in 2001, $1.74 and $1.96 in 2000 and $3.89 and $4.66 in 1999 for the Georgia-Pacific Group and The Timber Company, respectively.

The fair-value-based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option’s vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted in 2001, 2000 and 1999:

	Year Ended
	December 29, 2001		December 30, 2000		January 1, 2000
	Options	ESPP*	Options	ESPP*	Options
Georgia-Pacific Group
Risk-free interest rate	5.2%	3.6%	6.7%	6.1%	4.9%
Expected dividend yield	1.7%	1.5%	1.2%	1.9%	1.1%
Expected life	7 years	1 year	10 years	1 year	7 years
Expected volatility	0.47	0.47	0.42	0.42	0.46
Option forfeiture rate	5.0%	7.3%	3.0%	7.3%	3.0%
The Timber Company
Risk-free interest rate			6.7%	6.1%	4.9%
Expected dividend yield			4.4%	4.5%	4.4%
Expected life			10 years	1 year	9 years
Expected volatility			0.38	0.38	0.32
Option forfeiture rate			3%	8.6%	3%

*	Employee Stock Purchase Plan

The weighted average grant date fair value per share of Georgia-Pacific Group options granted during the year using the Black-Scholes option pricing model was $15.46, $23.26 and $16.97 for 2001, 2000 and 1999, respectively. The weighted average grant date fair value per share of The Timber Company options granted during the year using the Black-Scholes option pricing model was $7.35 for 2000 and $7.89 for 1999. The weighted average grant date fair value per share of shares subscribed under the 2000 Purchase Plan was $8.01 and $6.13 for Georgia-Pacific Group in 2001 and 2000, respectively. The weighted average grant date fair value per share of shares subscribed under the 2000 Purchase Plan was $4.34 for The Timber Company in 2000.

NOTE 13.    OTHER COMPREHENSIVE LOSS

The Corporation’s accumulated other comprehensive loss includes the following:

	Foreign Currency Items	Derivative Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
In millions
January 1, 2000	$(29)	$–	$(3)	$(32)
Activity, net of taxes	15	–	1	16

December 30, 2000	(14)	–	(2)	(16)
Activity, net of taxes	(29)	(30)	(43)	(102)

December 29, 2001	$(43)	$(30)	$(45)	$(118)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    COMMITMENTS AND CONTINGENCIES

Total rental expense was approximately $206.7 million, $167.2 million and $117.4 million in 2001, 2000 and 1999, respectively.

At December 29, 2001, total commitments of the Corporation under long-term, noncancelable contracts, including operating leases, were as follows:

In millions
2002	$333
2003	264
2004	219
2005	192
2006	175
After 2006	356

$1,539

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

The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which it is involved, the Corporation estimates that approximately 45% are being investigated, approximately 30% are being remediated and approximately 25% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation’s share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $121 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation is implementing an Administrative Order on Consent entered into with the Michigan Department of Natural Resources and the Environmental Protection Agency (“EPA”) regarding an investigation of the Kalamazoo River and two disposal areas which are contaminated with polychlorinated biphenyls (“PCBs”). Data regarding the extent of contamination at the two disposal areas have been evaluated. The cost to remediate one of the disposal areas was estimated at $8 million. The remediation at this site has been essentially completed. It is anticipated that the cost of remediation of the second disposal area will be at least equal to that amount. The Corporation is still negotiating a final closing agreement with the State of Michigan.

A draft Remedial Investigation/Feasibility Study (“RI/FS”) for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other PRPs, including Fort James. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of riverbank and long-term monitoring of the riverbed. The total cost for the remedy recommended in the draft RI/FS is approximately $73 million. The State of Michigan has asked for additional possible remedies. The US EPA has recently taken over management of the RI/FS and is evaluating the proposed remedy.

Fort James has been identified as a PRP for contamination of the Lower Fox River and Green Bay system in Wisconsin by PCBs. In October 2001, the Wisconsin Department of Natural Resources (“WDNR”) and the EPA released for public comment a draft RI/FS study and proposed remedial action plan for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. The final cleanup alternative to be selected and implemented, the costs of that alternative, and the Corporation’s share of such costs for the Fox River, are unknown at this time.

In October 2000, the United States Fish and Wildlife Service (“FWS”) released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. Fort James has entered into an agreement with the WDNR and the FWS that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $14 million. The agreement will be effective when entered by the appropriate Federal court.

The Corporation is finalizing a settlement for alleged violations of an air permit at Ft. Bragg, California. The allegations involve the burning of demolition wood waste as a fuel source in its three boilers. The parties have agreed to a tentative settlement in the amount of $250,000.

The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. These suits allege a variety of lung and other diseases based on alleged exposure to products previously manufactured by the Corporation. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred in fact resulted from exposure to the Corporation’s products.

The Corporation’s asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company that contained asbestos fiber. The Corporation acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the approximate number of the Corporation’s asbestos claims during the past three years and the most recent quarterly period:

	Quarter Ended	Year Ended
	December 29, 2001	December 29, 2001	December 30, 2000	January 1, 2000
Claims Filed [1]	6,700	39,700	55,600	29,100
Claims Resolved [2]	6,800	30,900	46,000	22,000
Claims Unresolved at End of Period	62,200	62,200	53,400	43,800

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation.
[2]
Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 1,000 asbestos premises liability claims.

As of December 31, 2001, the Corporation had either settled, had dismissed or was in the process of finalizing the settlement of a total of approximately 235,000 asbestos claims. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim. Substantially all of the amounts it has paid to date for settled claims, and anticipates paying for pending claims, have been covered by product liability insurance. The amounts not covered by such insurance have been immaterial. The annual average settlement payment per asbestos claimant has fluctuated up and down during the three year period ended December 29, 2001, and management of the Corporation expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose.

In the late Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally-recognized consultants in asbestos liability and insurance, to work with the Corporation to project the amount, net of insurance, that the Corporation would pay for its asbestos-related liabilities and defense costs through 2011.

The methodology employed by NERA to project the Corporation’s asbestos-related liabilities and defense costs included: 1) an analysis of the population likely to have been exposed or claim exposure to products manufactured by the Corporation; 2) the use of epidemiological studies to estimate the number of people who might allege exposure to the Corporation’s products that would be likely to develop asbestos-related diseases in each year between 2002 and 2011; 3) an analysis of the Corporation’s recent claims history to estimate likely filing rates for these diseases for the period 2002 through 2011; 4) an analysis of the Corporation’s currently pending asbestos claims; and 5) an analysis of the Corporation’s historical asbestos settlements and defense costs to develop average settlement values and defense costs, which varied by disease type and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims through 2011. Based upon its analysis, NERA projected that the Corporation’s total, undiscounted asbestos liabilities, including defense costs, over the next 10 years will be less than $1 billion (including payments related to the approximately 62,200 claims currently pending).

NERA’s projection was based on historical data supplied by the Corporation and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of such diseases occurred prior to 2002. It expects, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases will drop beginning in 2001. It also cites annual surveys of the National Cancer Institutes that

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

show the annual incidence of mesothelioma (a cancer frequently associated with asbestos exposure) began to decline in the mid-1990s. NERA expects these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA’s view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, will result in the number of claims filed against the Corporation for asbestos-related injuries beginning to decline in 2002.

Using NERA’s projection, Peterson Consulting and the Corporation then conducted an analysis to determine the amount of insurance that it is probable that the Corporation will recover during this ten year period. In conducting such analysis, Peterson Consulting and the Corporation reviewed the Corporation’s existing insurance arrangements and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the credit worthiness of the Corporation’s various insurers and employed such insurance allocation methodologies as the Corporation and Peterson Consulting believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities through 2011. The analysis took into account self- insurance reserves, policy exclusions, liability caps and gaps in the Corporation’s coverage, as well as insolvencies among certain of the Corporation’s insurance carriers.

Based on the analysis of NERA and Peterson Consulting, the Corporation has established reserves for the probable and reasonably estimable liabilities and defense costs it believes it will pay through 2011, and has also established receivables for the insurance recoveries that are deemed probable. The Corporation has recorded the reserves for the asbestos liabilities as “Other current liabilities” and “Other long-term liabilities” and the related insurance recoveries as “Other current assets” and “Other assets” in the accompanying consolidated balance sheets. For the fourth quarter 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover all of the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expects to pay through 2011. This charge principally covers the share of such costs which the Corporation expects to incur because of the insolvencies of certain insurance companies which wrote a part of the Corporation’s product liability insurance in prior years. The charge is not due to exhaustion of the Corporation’s total product liability insurance for asbestos liabilities, and the Corporation believes that the majority of its asbestos-related liabilities and defense costs during the next ten years will be recovered from its insurance carriers. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA’s projection. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 21% of such insurance recoveries are from any one company, though several of the insurers are under common control. The Corporation also has significant additional insurance coverage which it expects to be available for asbestos liabilities and defense costs it may incur after 2011.

The analyses of NERA and Peterson Consulting are based on their best judgment and that of the Corporation. However, projecting future events, such as the number of new claims to be filed each year, the average cost of resolving each such claim, coverage issues among layers of insurers and the continuing solvency of various insurance companies is subject to many uncertainties which could cause the actual liabilities and insurance recoveries to be higher or lower than those projected and/or recorded. Consequently, there can be no assurance these projected liabilities will be accurate, or that the probable insurance recoveries will be realized.

In light of the uncertainties inherent in making long term projections, the Corporation has determined that the ten year period through 2011 is the most reasonable time period for projecting asbestos liabilities and defense costs and probable insurance recoveries and, accordingly, the charge to earnings does not include either asbestos liabilities or insurance recoveries for any period past 2011.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of the Corporation, the Corporation believes that it is possible that it may incur asbestos liabilities for the period through 2011 and beyond in an amount in excess of the NERA projection. Based on currently available data and upon the analysis of NERA and Peterson Consulting, the Corporation does not believe that any such possible asbestos liabilities in excess of the NERA projection are reasonably likely to be material to the financial condition, results of operations or liquidity of the Corporation.

In August 1995, Fort James, at the time a publicly held corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc. (“CV”), (a wholly-owned subsidiary of Fort James) and CV’s subsidiary Crown Paper Co. (“CP”). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to Fort James in payment for the transferred assets and other consideration. CV also issued to Fort James a pay-in-kind note with a face amount of $100 million. CV shares were then spun off to the Fort James shareholders and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2001 CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of such assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously.

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

NOTE 15.    RELATED-PARTY TRANSACTIONS

For all periods prior to the merger of the Corporation’s timber and timberland business with Plum Creek (see Note 3), timber had been transferred from the Corporation’s timberlands at prices intended to reflect fair market prices based on prices paid by independent purchasers and sellers for similar kinds of timber.

During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had agreed to in 1997, with respect to sales of timber by The Timber Company to the Georgia-Pacific Group. This revised policy was implemented on July 1, 1999 and remained in effect through 2000. Under the policy, The Timber Company was required to offer 70% of its projected annual harvest in Southeast Arkansas and Mississippi, and 80% of its projected annual harvest in most of its other Southern forests, to Georgia-Pacific Group, and Georgia-Pacific Group was required to purchase not less than 50% nor more than 70% of the projected annual harvests in Southeast Arkansas and Mississippi, and not less than 60% nor more than 80% of the projected annual harvest in other Southern forest basins. The provisions of the policy were intended to cause prices paid by Georgia-Pacific Group for timber sold by The Timber Company to reflect

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company flexibility in the timing of sales of its annual harvest on the open market.

In 2000, Georgia-Pacific Group and The Timber Company negotiated a new ten year timber supply agreement which became effective January 1, 2001 and was subject to an automatic ten year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins: Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company must offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group can elect between 36% and 51% of The Timber Company’s annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume ranged from a minimum of 3.3 million tons to a maximum of 4.2 million tons. The prices for such timber will be negotiated at arm’s length between The Timber Company and Georgia-Pacific Group every six months, and will be set by third party arbitration if the parties cannot agree.

In 2000 The Timber Company also entered into a ten year supply contract to deliver 50 million board feet annually of Douglas fir and Western Hemlock sawtimber to Georgia-Pacific Group’s sawmills at Coos Bay and Philomath, Oregon as well as 68 thousand green tons of pulpwood to Georgia-Pacific Group’s Toledo pulp mill and Coos Bay sawmill. Prices were based on prevailing market prices with recourse to arbitration if the parties do not agree that the pricing formula reflects market prices. In connection with the merger of the Corporation’s timber and timberland business with and into Plum Creek in 2001, the timber supply agreement and the supply contract was replaced with new agreements on substantially the same terms between the Corporation and certain subsidiaries of Plum Creek.

The Corporation is a 50% partner in a joint venture (“GA-MET”) with Metropolitan Life Insurance Company (“Metropolitan”). GA-MET owns and operates the Corporation’s main office building in Atlanta, Georgia. The Corporation accounts for its investment in GA-MET under the equity method.

At December 29, 2001, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $137 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on the present market conditions and building occupancy, the likelihood of any obligation to the Corporation with respect to this guarantee is considered remote.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
In millions, except per share Amounts
Net sales	$6,317	$5,519	$6,603	$5,589	$6,306	$5,432	$5,790	$5,510
Gross profit (net sales minus cost of sales)	1,277	1,250	1,501	1,260	1,500	1,137	1,360	1,071
(Loss) income before extraordinary loss and accounting change	(114)	234	65	240	(167)	162	(190)	(131)
Net (loss) income	(115)	234	65	240	(167)	162	(190)	(131)
Georgia-Pacific Group
Dividends declared per Share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Basic per share:
(Loss) income before extraordinary loss and accounting change	(0.60)	1.13	0.13	1.21	(0.80)	0.76	(0.81)	(0.98)
Net (loss) income	(0.60)	1.13	0.13	1.21	(0.80)	0.76	(0.81)	(0.98)
Diluted per share:
(Loss) income before extraordinary loss and accounting change	(0.60)	1.11	0.13	1.20	(0.80)	0.76	(0.81)	(0.98)
Net (loss) income	(0.60)	1.11	0.13	1.20	(0.80)	0.76	(0.81)	(0.98)
The Timber Company
Dividends declared per Share	0.25	0.25	0.25	0.25	0.25	0.25	–	0.25
Basic per share:
Income (loss) from discontinued operations	0.27	0.49	0.45	0.42	0.18	0.40	(0.04)	0.70
Diluted per share:
Income (loss) from discontinued operations	0.27	0.49	0.44	0.42	0.18	0.40	(0.04)	0.69
Price range of common stock
Georgia-Pacific Group
High	$33.50	$51.94	$36.38	$44.50	$37.65	$30.13	$35.37	$32.00
Low	26.56	31.69	27.27	25.69	$25.76	21.88	25.39	19.31
The Timber Company
High	32.40	25.63	36.00	25.75	39.70	32.00	36.19	31.19
Low	27.85	20.75	28.45	21.63	31.30	21.56	32.20	25.94

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Consolidating Statement of Income

For the Year Ended December 29, 2001

	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$18,748	$6,629	$(361)	$25,016

Costs and expenses
Cost of sales	15,276	4,463	(361)	19,378
Selling and distribution	1,446	579	–	2,025
Depreciation and amortization	807	536	–	1,343
General and administrative	778	294	–	1,072
Interest	845	235	–	1,080
Other loss (income)	413	–	–	413

Total costs and expenses	19,565	6,107	(361)	25,311

(Loss) income from continuing operations before income taxes	(817)	522	–	(295)
Provision (benefit) for income taxes	(59)	240	–	181

(Loss) income from continuing operations	(758)	282	–	(476)
Income from discontinued operations, net of taxes	70	–	–	70

(Loss) income before extraordinary item and accounting change	(688)	282	–	(406)
Extraordinary loss from early retirement of debt, net of taxes	(12)	–	–	(12)
Cumulative effect of accounting change, net of taxes	11	–	–	11

Net (loss) income	$(689)	$282	$–	$(407)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Income

For the Year Ended December 30, 2000

	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$21,531	$528	$ (9)	$22,050

Costs and expenses
Cost of sales	17,020	321	(9)	17,332
Selling and distribution	1,510	90	–	1,600
Depreciation and amortization	855	55	–	910
General and administrative	828	28	–	856
Interest	571	24	–	595
Other loss	204	–	–	204

Total costs and expenses	20,988	518	(9)	21,497

Income from continuing operations before income taxes	543	10	–	553
Provision for income taxes	201	9	–	210

Income from continuing operations	342	1	–	343
Income from discontinued operations, net of taxes	162	–	–	162

Net income	$504	$1	$–	$505

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 29, 2001

	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$677	$805	$–	$1,482

Cash flows from investing activities:
Property, plant and equipment investments	(452)	(287)	–	(739)
Timber and timberlands purchases	(31)	–	–	(31)
Acquisitions	(83)	(50)	–	(133)
Proceeds from sales of assets	2,311	–	–	2,311
Other	(38)	(28)	–	(66)

Cash provided by (used for) investing activities	1,707	(365)	–	1,342

Cash flows from financing activities:
Net increase (decrease) in debt	(2,321)	(502)	–	(2,823)
Net change in intercompany payable	(67)	67	–	–
Common stock repurchased	–	–	–	–
Proceeds from option plan exercises	165	–	–	165
Cash dividends paid	(175)	–	–	(175)

Cash (used for) financing activities	(2,398)	(435)	–	(2,833)

(Decrease) increase in cash	(14)	5	–	(9)
Balance at beginning of year	32	8	–	40

Balance at end of year	$18	$13	$–	$31

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 30, 2000

In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
Cash provided by (used for) operations	$1,573	$(17)	$–	$1,556

Cash flows from investing activities:
Property, plant and equipment investments	(870)	(39)	–	(909)
Timber and timberlands purchases	(59)	–	–	(59)
Acquisitions	(2)	(6,140)	–	(6,142)
Proceeds from sales of assets	422	–	–	422
Other	(40)	(23)	–	(63)

Cash used for investing activities	(549)	(6,202)	–	(6,751)

Cash flows from financing activities:
Net increase (decrease) in debt	6,432	(942)	–	5,490
Net change in intercompany payable	(7,169)	7,169	–	–
Common stock repurchased	(140)	–	–	(140)
Proceeds from option plan exercises	26	–	–	26
Cash dividends paid	(166)	–	–	(166)

Cash (used for) provided by financing activities	(1,017)	6,227	–	5,210

Increase in cash	7	8	–	15
Balance at beginning of year	25	–	–	25

Balance at end of year	$32	$8	$–	$40

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 29, 2001

	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash	$18	$13	$–	$31
Receivables, less allowances	1,677	675	–	2,352
Inventories	1,590	922	–	2,512
Deferred income tax assets	42	59	–	101
Other current assets	360	104	–	464

Total current assets	3,687	1,773	–	5,460

Total property, plant and equipment, net	5,364	4,428	–	9,792

Goodwill, net	1,638	6,627	–	8,265

Other assets	2,041	806	–	2,847

Total assets	$12,730	$13,634	$–	$26,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,671	$185	$–	$2,856
Accounts payable	1,128	502	–	1,630
Other current liabilities	772	552	–	1,324

Total current liabilities	4,571	1,239	–	5,810

Long-term debt, excluding current portion	7,700	1,658	–	9,358

Senior deferrable notes	863	–	–	863

Other long-term liabilities	2,792	790	–	3,582

Deferred income tax liabilities	769	1,077	–	1,846

Intercompany	(8,558)	8,558	–	–

Shareholders’ equity	4,593	312	–	4,905

Total liabilities and shareholders’ equity	$12,730	$13,634	$–	$26,364

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 30, 2000

	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash	$32	$8	$–	$40
Receivables, less allowances	2,033	671	–	2,704
Inventories	2,003	890	–	2,893
Deferred income tax assets	88	88	–	176
Net assets of discontinued operations	145	–	–	145
Other current assets	52	397	–	449

Total current assets	4,353	2,054	–	6,407

Total property, plant and equipment, net	7,095	4,689	–	11,784

Goodwill, net	2,401	6,584	–	8,985

Other assets	1,548	694	–	2,242

Total assets	$15,397	$14,021	$–	$29,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,342	$217	$–	$2,559
Accounts payable	1,206	602	–	1,808
Other current liabilities	791	518	–	1,309

Total current liabilities	4,339	1,337	–	5,676

Long-term debt, excluding current portion	10,234	2,121	–	12,355

Senior deferrable notes	863	–	–	863

Other long-term liabilities	1,880	767	–	2,647

Deferred income tax liabilities	1,131	1,024	–	2,155

Intercompany	(8,747)	8,747	–	–

Shareholders’ equity	5,697	25	–	5,722

Total liabilities and shareholders’ equity	$15,397	$14,021	$–	$29,418

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Operations

	Year Ended
	December 29,	December 30,	January 1,	December 31,
	2001	2000	2000	1998	1997
In millions, except per share amounts and ratios
Operations:
Net sales	$25,016	$22,050	$18,409	$13,868	$13,586

Costs and expenses:
Cost of sales	19,378	17,332	14,421	11,366	11,276
Selling and distribution	2,025	1,600	818	592	646
Depreciation and amortization	1,343	910	815	806	844
General and administrative	1,072	856	765	534	571
Interest	1,080	595	426	372	381
Other loss (income)	413	204	—	—	(14)

Total costs and expenses	25,311	21,497	17,245	13,670	13,704

(Loss) income from continuing operations before income taxes	(295)	553	1,164	198	(118)
Provision (benefit) for income taxes	181	210	448	87	(32)

(Loss) income from continuing operations	(476)	343	716	111	(86)
Income from discontinued operations, net of taxes	70	162	400	176	215

(Loss) income before extraordinary items and accounting change	(406)	505	1,116	287	129
Extraordinary items and accounting change, net of taxes	(1)	–	–	(13)	(60)

Net (loss) income	$(407)	$505	$1,116	$274	$69

Other statistical data:
Georgia-Pacific Group:
(Loss) income from continuing operations	$(476)	$343	$716	$111	$(86)
Extraordinary items and accounting change, net of taxes	(1)	–	–	(13)	(60)

Net (loss) income	$(477)	$343	$716	$98	$(146)

Basic per share:
(Loss) income from continuing operations	$(2.09)	$1.95	$4.17	$0.62	$(0.47)
Extraordinary items and accounting change, net of taxes	(0.01)	–	–	(0.07)	(0.33)

Net (loss) income	$(2.10)	$1.95	$4.17	$0.55	$(0.80)

Diluted per share:
(Loss) income from continuing operations	$(2.09)	$1.94	$4.07	$0.61	$(0.47)
Extraordinary items and accounting change, net of taxes	(0.01)	–	–	(0.07)	(0.33)

Net (loss) income	$(2.10)	$1.94	$4.07	$0.54	$(0.80)

The Timber Company:
Income from discontinued operations, net of taxes	$70	$162	$400	$176	$215
Basic per common share	$0.86	$2.01	$4.75	$1.95	$2.35
Diluted per common share	$0.86	$2.00	$4.73	$1.94	$2.33
Average number shares outstanding
Georgia-Pacific Group, basic	227.6	175.8	171.8	179.8	182.9
Georgia-Pacific Group, diluted	227.6	176.9	175.9	181.1	182.9
The Timber Company, basic	81.0	80.7	84.1	90.3	91.4
The Timber Company, diluted	81.7	81.1	84.6	90.8	92.1
Earnings to fixed charges	0.76	1.8	3.5	1.5	0.7
Effective income tax rate	100.0%	38.0%	38.5%	43.9%	27.1%

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Earnings to Fixed Charges

Income before income taxes, extraordinary items and accounting change plus total interest cost (interest expense plus capitalized interest) and one-third of rent expense, divided by total interest cost plus one one-third of rent expense.

Effective Income Tax Rate

Provision (benefit) for income taxes divided by income (loss) from continuing operations before income taxes.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Financial Position, End of Year

	Year Ended
	December 29,	December 30,	January 1,	December 31,
	2001	2000	2000	1998	1997
In millions, except per share amounts, ratios, and percentages
Financial position, end of year:
Current assets	$5,460	$6,407	$4,661	$2,555	$2,862
Property, plant and equipment, net	9,792	11,784	7,060	6,225	6,277
Goodwill, net	8,265	8,985	2,697	1,677	1,599
Other assets	2,847	2,242	1,087	990	992

Total assets	$26,364	$29,418	$15,505	$11,447	$11,730

Current liabilities	$5,810	$5,676	$3,849	$2,402	$2,727
Long-term debt	9,358	12,355	3,955	3,368	3,029
Senior deferrable notes	863	863	863	–	–
Other long-term liabilities	3,582	2,647	1,803	1,566	1,546
Deferred income taxes	1,846	2,155	1,160	987	959

Total liabilities	$21,459	$23,696	$11,630	$8,323	$8,261

Shareholders’ equity	$4,905	$5,722	$3,875	$3,124	$3,469

Other statistical data:
Property, plant and equipment investments	$739	$909	$723	$638	$717
Timber and timberland purchases	31	59	78	59	44
Cash paid for acquisitions	133	6,142	1,658	112	–
Current ratio	1.1	1.1	1.2	1.1	1.1
Total debt to capital, book basis	52.2%	56.7%	42.8%	43.5%	41.8%
Total debt to capital, market basis:
Georgia-Pacific Group	65.5%	68.1%	39.7%	46.3%	43.4%
The Timber Company, discontinued operation	*	21.0%	32.2%	32.2%	31.6%
Per share market price:
Georgia-Pacific Corporation (through December 16, 1997):
High					$108.56
Low					$70.50
Period-end					$85.13
Georgia-Pacific Group:
High	$37.65	$51.94	$54.13	$40.50	$32.00
Low	$25.39	$19.31	$29.34	$18.69	$29.50
Period-end	$27.98	$31.13	$50.75	$29.28	$30.38
The Timber Company, discontinued operation:
High	$39.70	$32.00	$27.19	$27.25	$25.88
Low	$27.85	$20.75	$19.88	$17.38	$22.50
Period-end	*	$29.94	$24.63	$23.81	$22.69
Book value:
Georgia-Pacific Group	$21.32	$25.45	$22.50	$18.06	$18.83
The Timber Company, discontinued operation	*	$1.81	$1.51	$(0.98)	$(0.53)
Shares of stock outstanding at year-end:
Georgia-Pacific Group	230.1	224.8	172.2	173.0	184.5
The Timber Company, discontinued operation	*	80.2	82.9	87.1	92.6
Dividends declared per share:
Georgia-Pacific Corporation					$2.00
Georgia-Pacific Group	$0.50	$0.50	$0.50	$0.50
The Timber Company, discontinued operation	$1.00	$1.00	$1.00	$1.00

*
The Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001 (see Note 3 of the Notes to Consolidated Financial Statements). 1997 amounts are for the period from December 17, 1997 through December 31, 1997.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Book Value Per Common Share

Shareholders’/parent’s equity divided by shares of common stock outstanding as of the end of the year.

Total Debt to Capital, Book Basis

Total debt divided by the sum of total debt, senior deferrable notes, deferred income taxes, net, other long-term liabilities and shareholders’/parent’s equity as of the end of the year. Total debt includes commercial paper and short-term notes, current portion of long-term debt, (all of which are included in “Current liabilities”), long-term debt and accounts receivable pledged.

Total Debt to Capital, Market Basis

Total debt divided by the sum of total debt and the market value of shareholders’/parent’s equity as of the end of the year. Total debt includes commercial paper and short-term notes, current portion of long-term debt, (all of which are included in “Current liabilities”), long-term debt and accounts receivable pledged. The market value of shareholders’/parent’s equity is the market price of common stock multiplied by the number of common stock shares outstanding.

Current Ratio

Current assets divided by current liabilities as of the end of the year.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Sales and Operating Profits by Operating Segment

	2001		2000		1999		1998		1997
In millions, except percentages
Net sales(a):
Consumer products:
Tissue	$6,030	24%	$1,948	9%	$1,186	6%	$1,063	8%	$1,013	7%
Dixie	859	3	77	–	–	–	–	–	–	–
Other	103	1	29	–	9	–	20	–	22	–

Total consumer products	6,992	28	2,054	9	1,195	6	1,083	8	1,035	7

Packaging
Containerboard	523	2	626	3	554	3	544	4	569	4
Packaging	1,959	8	2,020	9	1,892	10	1,617	12	1,315	10

Total packaging	2,482	10	2,646	12	2,446	13	2,161	16	1,884	14

Bleached pulp and paper:
Market pulp	763	3	1,052	5	828	5	815	6	955	7
Bleached board	241	1	195	1	198	1	182	1	219	2
Paper	1,147	5	1,137	5	1,347	7	1,622	12	1,625	12
Other	140	–	142	1	140	1	147	1	148	1

Total manufacturing	2,291	9	2,526	12	2,513	14	2,766	20	2,947	22

Paper distribution:
Fine paper	3,845	16	4,200	19	1,980	11	–	–	–	–
Supply systems	2,356	9	2,661	12	1,329	7	–	–	–	–
Other	–	–	–	–	22	–	–	–	–	–

Total paper distribution	6,201	25	6,861	31	3,331	18	–	–	–	–

Total bleached pulp and paper	8,492	34	9,387	43	5,844	32	2,766	20	2,947	22

Building products manufacturing:
Wood panels	1,015	4	1,120	5	1,233	7	1,095	8	981	7
Lumber	983	4	1,069	5	1,086	6	851	6	881	6
Gypsum products	621	2	903	4	1,189	6	992	7	885	7
Chemicals	481	2	461	2	445	2	455	3	482	4
Other	140	1	97	–	104	1	122	1	70	1

Total manufacturing	3,240	13	3,650	16	4,057	22	3,515	25	3,299	25

Building products distribution:
Wood panels	1,713	7	2,115	10	2,506	14	2,127	15	1,919	14
Lumber	1,354	5	1,473	7	1,662	9	1,471	11	1,639	12
Other	742	3	723	3	696	4	741	5	860	6

Total distribution	3,809	15	4,311	20	4,864	27	4,339	31	4,418	32

Total building products	7,049	28	7,961	36	8,921	49	7,854	56	7,717	57

Corporate and other(b)	1	–	2	–	3	–	4	–	3	–

Total net sales	$25,016	100%	$22,050	100%	$18,409	100%	$13,868	100%	$13,586	100%

Operating profits:
Consumer products	$792	101%	$(17)	(1)%	$131	8%	$129	23%	$145	55%
Packaging	384	49	512	45	324	20	89	16	(23)	(9)
Bleached pulp and paper	69	9	509	44	181	11	(32)	(6)	19	7
Building products	150	19	382	33	1,205	76	608	107	324	123
Corporate and other(c)	(610)	(78)	(238)	(21)	(251)	(15)	(224)	(40)	(202)	(76)

Total operating profits	$785	100%	$1,148	100%	$1,590	100%	$570	100%	$263	100%

(a)	Represents net sales to unaffiliated customers.
(b)	Includes net sales from miscellaneous businesses.
(c)	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
In Millions
Year ended December 29, 2001
Allowance for doubtful accounts	$34	$8	$–		$(3	)**	$39

Restructuring reserves	$55	$57	$109	****	$(118)		$103

Year ended December 30, 2000
Allowance for doubtful accounts	$25	$28	$–		$(19	)**	$34

Restructuring reserves	$64	$19	$8	****	$(36)		$55

Year ended January 1, 2000
Allowance for doubtful accounts	$25	$5	$–		$(5	)**	$25

Restructuring reserves	$2	$2	$98	***	$(38)		$64

**	Accounts written off
***	Reserves acquired
****	Net amounts charged to goodwill

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Except as to information with respect to executive officers, which is presented below under Item 10 to this Form 10-K, the information required by Part III of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Corporation’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the Corporation’s Annual Meeting of Shareholders scheduled to be held on May 7, 2002. Georgia-Pacific will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information regarding the Corporation’s directors required by this Item is set forth in the Corporation’s Notice of 2002 Annual Meeting of Shareholders and Proxy Statement in the sections entitled “Nominees and Directors” and is incorporated herein by this reference thereto.

Executive Officers of Georgia-Pacific Corporation

The executive officers of Georgia-Pacific are as follows :

Name	Age	Date First Elected as an Officer	Position or Office
A. D. Correll	60	1988	Chairman, Chief Executive Officer, President and a Director
Patricia A. Barnard	52	1998	Executive Vice President—Human Resources
James E. Bostic, Jr.	54	1991	Executive Vice President—Environmental, Government Affairs and Communications
Danny W. Huff	51	1993	Executive Vice President—Finance and Chief Financial Officer
James F. Kelley	60	1993	Executive Vice President and General Counsel
David J. Paterson	47	1994	Executive Vice President—Pulp and Paperboard
Ronald L. Paul	58	1995	Executive Vice President—Wood Products and Distribution
John F. Rasor	58	1983	Executive Vice President—Wood Procurement, Gypsum and Industrial Wood Products
Lee M. Thomas	57	1993	Executive Vice President—Consumer Products
Charles C. Tufano	57	1998	President—Unisource
James E. Terrell	52	1989	Vice President and Controller

Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and President since July 1991. Mr. Correll has been a director of the Corporation since May 1992.

Patricia A. Barnard has been Executive Vice President—Human Resources since January 2001. Prior to that time she served as Senior Vice President—Human Resources from March 1999 until January 2001 and Vice President—Compensation and Benefits from February 1998 until March 1999. Prior to that time, she served as Group Director—Human Resources, Paper & Chemicals from 1997 to 1998 and Group Director—Human Resources, Paper from 1995 until 1997.

James E. Bostic, Jr. has been Executive Vice President—Environmental, Government Affairs and Communications since January 2001. Prior to that time, he served as Senior Vice President—Environmental, Government Affairs and Communications from February 1995 until January 2001, Group Vice President—Paper from April 1992 until January 1995, Group Vice President—Butler Paper and Mail-Well from January 1992 to April 1992, and Vice President—Butler Paper and Mail-Well from January 1991 to January 1992.

Danny W. Huff has been Executive Vice President—Finance and Chief Financial Officer since November 1, 1999. Prior to that time, he served as Vice President and Treasurer from February, 1996 to November, 1999 and Treasurer from October 23, 1993 to February 1, 1996.

James F. Kelley has been Executive Vice President and General Counsel since August 2000. Prior to that time, he served as Senior Vice President—Law and General Counsel from December 1993 until August 2000.

David J. Paterson has been Executive Vice President – Pulp and Paperboard since August 2001. Prior to that time, he served as President—Paper from January 2001 until August 2001, Senior Vice President—Communication Papers from August 2000 until January 21, 2001 and Vice President—Sales and Marketing Pulp and Bleached Board from May 1994 until August 2000.

Ronald L. Paul has been Executive Vice President—Wood Products and Distribution since December 30, 1997. Prior to that time, he served as Executive Vice President—Wood Products from September 1997 until December 1997, Vice President—Structural Panels and Building Products Engineering from May 1996 until September 1997 and Vice President—Engineering and Technology—Building Products from May 1995 until May 1996.

John F. Rasor has been Executive Vice President—Wood Procurement, Gypsum and Industrial Wood Products since December 16, 1997. Prior to that time, he served as Executive Vice President—Forest Resources from January 1997 to December 1997, Senior Vice President—Forest Resources from February 1995 until December 1996, Group Vice President—Forest Resources from May 1992 through January 1995, Group Vice President—Timber from January 1992 to May 1992 and Vice President—Forest Resources from 1991 to January 1992.

Lee M. Thomas has been Executive Vice President—Consumer Products since November 2000. Prior to that time, he served as Executive Vice President—Paper and Chemicals from December 1997 until November 2000, Executive Vice President—Paper from January 1997 until December 1997, Senior Vice President—Paper from February 1995 until December 1996, Senior Vice President—Environmental, Government Affairs and Communications from February 1994 through January 1995, and Senior Vice President—Environmental and Government Affairs from March 1993 through January 1994.

Charles C. Tufano has been President—Unisource since January 2001. Prior to that time, he served as Senior Vice President—Paper Distribution from July 1999 until January 2001, Vice President—West, Distribution Division from February 1998 until July 1999 and Director—Printing Papers, Communication Papers Division from 1995 until 1998.

James E. Terrell was elected Vice President of the Corporation in January 1991 and has served as Controller since 1989.

The Corporation’s Board of Directors elects officers of the Corporation. The Chief Executive Officer has the authority to appoint one or more Vice Presidents to hold such office until the next annual organizational meeting of the Board. The Chief Executive Officer also has the authority to approve the compensation of officers at the Vice President level. The Compensation Committee of the Board of Directors determines the compensation of all other officers of the Corporation, including officers who are also directors of the Corporation. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Corporation’s Notice of 2002 Annual Meeting of Shareholders and Proxy Statement in the sections entitled “Compensation Committee Report,” “Summary Compensation Table,” “Option and Performance Rights Grants in 2001” and “Agreements with Executive Officers” and is incorporated herein by reference thereto.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Corporation’s Notice of 2002 Annual Meeting and Proxy Statement in the section entitled “Ownership of Common Stock of Georgia-Pacific” and is incorporated herein by reference thereto.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Form 10-K for the Corporation:

(1)
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants for Georgia-Pacific Corporation and subsidiaries dated January 23, 2002 are presented under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Valuation and Qualifying Accounts of Georgia-Pacific Corporation and subsidiaries and Georgia-Pacific Group for the years ended December 29, 2001, December 30, 2000 and January 1, 2000.

Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in the Corporation’s Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Number	Description
3.1(i)
Articles of Incorporation, restated as of December 16, 1997 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)

3. 1(ii)
Articles of Amendment to Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

3.2	Bylaws, as amended to date. (1)

Number	Description
4.1(i)
Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-i, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-i and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(ii)
Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of November 8, 1999 (Filed as Exhibit 4.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(iii)
Amendment No. 1 (sic) to the Amended and Restated Rights Agreement, dated as of November 8, 1999 (Filed as Exhibit 1 to the Corporation’s Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(iv)
Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of July 18, 2000 (Filed as Exhibit 2 to the Corporation’s Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(v)
Amendment No. 3 to the Amended and Restated Rights Agreement, dated as of September 26, 2001 (Filed as Exhibit 3 to the Corporation’s Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.2 (i)
Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.2(ii)
First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.2(iii)
Agreement of Resignation, Appointment and Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.3
Form of Purchase Contract Agreement relating to Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(p) to the Corporation’s Registration Statement on Form S-3 as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

4.4
Form of Pledge Agreement for Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(q) to the Corporation’s Registration Statement on Form S-3 as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

Number	Description
4.5
Form of Remarketing Agreement between Georgia-Pacific Corporation and Morgan Stanley & Co. Incorporated (Filed as Exhibit 4(u) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

4.6
Indenture between James River Corporation of Virginia and the Bank of New York, dated November 1, 1991 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on November 4, 1991, Commission File No. 33-43335, and incorporated herein by this reference thereto).

4.7	First Supplemental Induenture, dated as of September 19, 1997 between Fort James Corporation and The Bank of New York.

4.8
Second Supplemental Indenture among Georgia-Pacific Corporation, Fort James Corporation, and The Bank of New York, dated February 19, 2001 (Filed as Exhibit 4.6 to the Corporation’s Annual Report on From 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.9
Form of Stock Purchase Units (included as Exhibits A and B of Exhibit 4.3) (Filed as Exhibit 4(v) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

10.1
Directors Group Life Insurance Program (Filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.2
Form of Officer Retirement Agreement (Officers Retirement Plan) (Filed as Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(i)
Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(ii)
Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(iii)
Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(iv)
Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

Number	Description
10.3(v)
Amendment No. 2 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1987). (Filed as Exhibit 10.3(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(vi)
Amendment No. 3 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective August 1, 1994). (Filed as Exhibit 10.3(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(vii)
Amendment No. 4 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1998) (Filed as Exhibit 10.3(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.4
Economic Value Incentive Plan, as Amended and Restated effective January 21, 2001. (Filed as Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.5
Amendment No. 1 to the Georgia-Pacific Corporation Economic Value Incentive Plan, as Amended and Restated by Action of the Compensation Committee on January 29, 2001 effective February 15, 2001. (Filed as Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(i)
1995 Shareholder Value Incentive Plan, as Amended and Restated effective December 16, 1997. (Filed as Exhibit 10.8(iv) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto). (1)*

10.6(ii)
Amendment No. 1 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective May 5, 1998 (Filed as Exhibit 10.8(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(iii)
Amendment No. 2 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective September 29, 1999 (Filed as Exhibit 10.8(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(iv)
Amendment No. 3 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective March 24, 2000 (Filed as Exhibit 10.8(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(v)
Amendment No. 4 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective July 18, 2000. (Filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(vi)
Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1995 Grant) (Filed as Exhibit 99.11 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

Number	Description
10.6(vii)
Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1995 Grant) (Filed as Exhibit 99.12 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(viii)
Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1996 Grant) (Filed as Exhibit 99.13 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(ix)
Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1996 Grant) (Filed as Exhibit 99.14 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(x)
Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.15 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(xi)
Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.16 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(xii)
Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.17 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(xiii)
Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.18 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.7
Outside Directors Stock Plan (As in effect September 23, 1998, including Amendments No. 1 and 2). (Filed as Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (l)*

10.8(i)
Directors Deferred Compensation Plan, effective September 22, 1998 (Filed as Exhibit 10.10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.8(ii)
Form of Deferral Agreement (Filed as Exhibit 10.10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.9(i)
Amendment No 1 to the Change of Control Agreement for Gary A. Myers dated March 15, 1999 (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

Number	Description
10.9(ii)
Amendment No 1 to the Change of Control Agreement for Donald L. Glass dated March 15, 1999 (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.9(iii)
Form of Change of Control Agreement (Filed as Exhibit 10.9(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (l)*

10.10(i)
Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Canadian Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA (Chicago Office), as the Secondary Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(ii)
Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., and Falcon Asset Securitization Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(iii)
Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, LTD (New York Branch) and Wachovia Bank, N.A., as the Secondary Purchases and Citicorp North America, Inc., as the Administrative Agent.

10.10(iv)
Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as the Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, and Victory Receivables Corporation, as the Purchasers, and Citicorp North America, Inc., as the Administrative Agent.

10.11(i)
Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto). (1)*

10.11(ii)
Amendment No. One to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(iii)
Amendment No. Two to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

Number	Description
10.11(iv)
Amendment No. Three to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.11(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(v)
Form of Revised Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form l0-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(vi)
Form of Revised Special Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 001-03506,and incorporated herein by this reference thereto). (1)*

10.11(vii)
Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 1999 Performance Period (January 28, 1999 Grant). (Filed as Exhibit 10.12(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(viii)
Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 2000 Performance Period (January 28, 1999 Grant). (Filed as Exhibit 10.12(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(ix)
Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1,1999 through December 31, 2001 Performance Period (January 28, 1999 Grant) (Filed as Exhibit l0.12(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(x)
Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2001 through December 31, 2003 Performance Period (January 29, 2001 Grant) (Filed as Exhibit 10.11(x) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(xi)
Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 28, 1999 Grant) (Filed as Exhibit 10.12(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(xii)
Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.12(x) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated here by this reference thereto). (1)*

10.11(xiii)
Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2000 though December 31, 2002 Performance Period (January 21, 2000 Grant) (Filed as Exhibit 10.12(xi) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated here by this reference thereto). (1)*

Number	Description
10.12(i)
Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10. 10(ii) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto). (1)*

10.12(ii)
Amendment No. 1 to the Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.12(iii)
Amendment No. 2 to the Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.3 to the Corporation’s Quarter Report on Form 10-Q for the quarter ended July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12(iv)
Form of Revised Timber Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.3 to the Corporation’s Quarterly Report on Form l0-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.12(v)
Form of Timber Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(i)
Fort James Corporation MIP Bonus Deferral Plan (Filed as Exhibit 99.1 to Fort James Corporation’s Registration Statement on Form S-8, Commission File No. 333-66715, dated November 3, 1998, and incorporated herein by this reference thereto). (1)*

10.13(ii)
Fort James Supplemental Deferral Plan 1999, Amendment and Restatement. (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(iii)
Fort James Corporation Stock Option Plan For Outside Directors, Amended and Restated as of February 18, 1999 (Filed as Exhibit 99.6 to the Corporation’s Registration Statement on Form S-8 dated December 7, 2000, Commission File No. 333-51442, and incorporated herein by this reference). (1)*

10.13(iv)
Fort James Corporation 1996 Stock Incentive Plan, 1997 Amendment and Restatement (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(v)
Fort James Corporation Split Dollar Life Insurance Plan (Effective date of January 1, 1998 (Filed as Exhibit 10.13(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (l)*

10.13(vi)
Form of Fort James Corporation Restricted Stock Unit Award Agreement. (Filed as Exhibit 10.13(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

Number	Description
10.13(vii)
Fort James Corporation Supplemental-Benefit Plan (Amended and Restated Effective January 1, 1999) (Filed as Exhibit 10.13(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(viii)(a)
Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.H with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 001-06901, and incorporated herein by this reference).*

10.13(viii)(b)
Amendment dated December 28, 1993 to the Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.9(A) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 001-06901, and incorporated herein by this reference). (1)*

10.13(viii)(c)
Amendment dated March 1, 1995 to the Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.9(B) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 001-20473, and incorporated herein by this reference). (1)*

10.13(ix)(a)
Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 10.15 with the Fort Howard Corporation’s No. 1 to Registration Statement on Form S-1, Commission File No. 33-56573, dated February 8, 1995, and incorporated herein by this reference). (1)*

10.13(ix)(b)
Amendment No. 1 to Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 4.4 with the Fort Howard Corporation’s Registration Statement on Form S-8, Commission File No. 333-20959, dated February 3, 1997, and incorporated herein by this reference). (1)*

10.13(x)
James River Corporation of Virginia 1987 Stock Option Plan 1993 Amendment and Restatement (Filed as Exhibit 10(j) to James River Corporation’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, Commission File No. 001-06901, and incorporated herein by this reference). (1)*

10.14
Agreement and Plan of Merger dated as of May 25, 1999, among Unisource Worldwide, Inc., Georgia-Pacific Corporation and Atlanta Acquisition Corp. (Filed as Exhibit 99(c)(1) to the Schedule 14D-1 of Atlanta Acquisition Corp. and Georgia-Pacific Corporation, Commission File No. 005-51073, and incorporated herein by this reference thereto). (1)

10.15
Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue, LLC, dated as of October 4, 1999 (Filed as Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.16
Operating Agreement Georgia-Pacific Tissue, LLC, dated as of October 4, 1999, between Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (Filed as Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description
10.17
Agreement and Plan of Merger, dated as of July 16, 2000, among Georgia-Pacific Corporation, Fenres Acquisition Corp. and Fort James Corporation (Filed as Exhibit 2 to the Corporation’s Form 8-K dated July 17, 2000, filed July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.18(i)
Agreement and Plan of Merger, dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware Corporation, Georgia-Pacific Corporation, a Georgia corporation and North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., each a Delaware corporation and a wholly owned subsidiary of Georgia-Pacific Corporation (Filed as Exhibit 2.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.18(ii)
Amendment No. 1 to the Agreement and Plan of Merger, dated June 12, 2001 (Filed as Exhibit 2.1 to the Corporation’s Form 8-K dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.19(i)
Voting Agreement and Consent dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware corporation, Georgia-Pacific Corporation, a Georgia corporation and each of the security holders party thereto (Filed as Exhibit 9.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.19(ii)
Amendment No. 1 to the Voting Agreement and Consent, dated June 12, 2001 (Filed as Exhibit 9.1 dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(i)
Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent and Issuing Bank, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto). (1)

10.20(ii)
First Amendment to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of January 26, 2001. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(iii)
Second Amendment to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of March 15, 2001 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(iv)
Third Amendment to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of December 5, 2001 (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description
10.21(i)
Credit Agreement (18-Month Revolving Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto). (1)

10.21(ii)
First Amendment to the Credit Agreement (18-Month Revolving Credit Facility), dated as of March 15, 2001 (Filed as Exhibit 10.3 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.21(iii)
Second Amendment to the Credit Agreement (18-Month Revolving Credit Facility), dated as of December 5, 2001 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this referenced thereto). (1)

10.22(i)
Credit Agreement (Asset Disposition Bridge Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.22(ii)
First Amendment to the Credit Agreement (Asset Disposition Bridge Facility), dated as of March 15, 2001 (Filed as Exhibit 10.4 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.23(i)
Credit Agreement (Capital Markets Bridge Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.23(ii)
First Amendment to the Credit Agreement (Capital Markets Bridge Facility), dated as of March 15, 2001 (Filed as Exhibit 10.5 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.23(iii)
Second Amendment to the Credit Agreement (Capital Markets Bridge Facility), dated as of December 12, 2001 (Filed as Exhibit 10-3 to the Corporation’s Form 8-K dated December 6, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description
10.24
Credit Agreement (Timber Disposition Bridge Facility), dated as of November 3, 2000, among North American Timber Corp., the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.25
Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Multi-Year Revolving Credit Facility) (Filed as Exhibit 7.01(c) to Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.26
Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (18-Month Revolving Credit Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.27
Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Asset Disposition Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.28
Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Capital Markets Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.29
Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Timber Disposition Bridge Facility) (Filed as Exhibit 7.13(a) to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.30
Georgia-Pacific Group 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.31
The Timber Company 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.32(i)
Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.32(ii)
Georgia-Pacific Corporation – Georgia-Pacific Group 2001 Canadian Employees Stock Purchase Plan, Amended and Restated as of August 28, 1995 (Filed as Exhibit 99 to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-44112, dated March 30, 2001, and incorporated herein by this reference thereto). (1)

Number	Description

10.33(i)
Securities Purchase Agreement, dated as of January 21, 2001, among Georgia-Pacific Corporation, as seller, Georgia-Pacific Finance, LLC, Svenska Cellulosa Aktiebolaget SCA (publ), and SCA Tissue, Inc. (Filed as Exhibit 10.32 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.33(ii)	Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of June 1, 2001. (1)

10.33(iii)	Amendment No. 1 to Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of August 3, 2001. (1)

10.34
Form of Master Timber Agreement between North American Timber Corporation, LRFP Timber, Inc., NPTC Timber Inc., GNN Timber, Inc., and GPW Timber, Inc., and Georgia-Pacific Corporation—Georgia-Pacific Group) (Filed as Exhibit 10.33 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.35(a)
Fort Howard Corporation Management Equity Participation Agreement (Filed as Exhibit 10.9 to Amendment No. 2 to Fort Howard Corporation’s Registration Statement on Form S-1 dated October 25, 1988, Commission File No. 33-23826, and incorporated herein by this reference thereto).*

10.35(b)
Letter Agreement dated June 27, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.V with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.35(c)
Letter Agreement dated July 31, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.W with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.35(d)
Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.GG with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.35(e)
Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.HH with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.35(f)
Letter Agreement dated December 28, 1993 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 4.3(f) with the Fort Howard Corporation’s Registration Statement on Form S-8 dated September 29, 1995, Commission File No. 33-63099, and incorporated herein by this reference thereto). (1)*

Number	Description

10.35(g)
Letter Agreement dated March 1, 1995 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.8(F) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 000-20473, and incorporated herein by this reference thereto). (1)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

21	Subsidiaries. (1)

23	Consent of Independent Public Accounts. (1)

99.1	Properties. (1)

*	Compensatory plan or arrangement.
(1)	Filed via EDGAR.

(b)	Reports on Form 8-K

(i)
On October 9, 2001, the Corporation filed a Current Report on Form 8-K under Items 2 and 7 thereof. The Report disclosed the Corporation’s redemption of all of the outstanding shares of Georgia-Pacific Corporation-Timber Company Common Stock, par value $0.80 per share (“Timber Common Stock”), in exchange for the common stock of six former subsidiaries of Georgia-Pacific (collectively, the “Spincos”), which collectively held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberlands business (“The Timber Company”), by issuing one unit (a “Unit”), consisting of one share of common stock of each Spinco, for each share of Timber Common Stock outstanding, effective as of the close of trading on the New York Stock Exchange on October 5, 2001. The Report also disclosed the subsequent merger of each of the Spincos with and into Plum Creek Timber Company, Inc., a Delaware corporation (“Plum Creek”), with Plum Creek as the surviving corporation (the “Mergers”) pursuant to the terms of the Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No.1 to Agreement and Plan of Merger, dated as of June 12, 2001 (as amended, the “Merger Agreement”), by and among Plum Creek, Georgia-Pacific and the Spincos, each Unit was converted into the right to receive 1.37 shares of Plum Creek common stock, par value $.01 per share (“Plum Creek Common Stock”).

(ii)
On October 18, 2001, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation’s issuance of a press release on October 18, 2001 regarding earnings for the third quarter of 2001.

(iii)
On December 12, 2001, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report filed amendments, as Exhibits 10.1 to 10.3 thereof, to the Corporation’s credit facilities filed as Exhibits 10.20 to 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000, and their amendments filed as Exhibits 10.1 to 10.5 to the Corporation’s Current Report on Form 8-K for the report dated March 15, 2001.

(iv)
On December 14, 2001, the Corporation filed a Current Report on Form 8-K/A, under Items 5 and 7. The Report amended the Corporation’s Current Report on Form 8-K for the report dated December 6, 2001, as filed on December 12, 2001, for the purpose of correcting a typographical error. The September 29, 2001 Interest Coverage Ratio was erroneously reported as being 2.8x. The correct number was 2.5x.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-PACIFIC CORPORATION (Registrant)

By:	/s/ A. D. CORRELL
(A. D. Correll, Chairman, Chief Executive Officer and President)

Date: March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. CORRELL (A. D. Correll)	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 20, 2002

/s/ DANNY W. HUFF (Danny W. Huff)	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	March 20, 2002

/s/ JAMES E. TERRELL (James E. Terrell)	Vice President and Controller (Principal Accounting Officer)	March 20, 2002

/s/ JAMES S. BALLOUN (James S. Balloun)	Director	March 20, 2002

/s/ BARBARA L. BOWLES (Barbara L. Bowles)	Director	March 20, 2002

/s/ Worley H. Clark, Jr. (Worley H. Clark, Jr.)	Director	March 22, 2002

Signature	Title	Date

/s/ JANE EVANS (Jane Evans)	Director	March 19, 2002

/s/ DONALD V. FITES (Donald V. Fites)	Director	March 21, 2002

/s/ RICHARD V. GIORDANO (Richard V. Giordano)	Director	March 20, 2002

/s/ DAVID R. GOODE (David R. Goode)	Director	March 19, 2002

/s/ M. Douglas Ivester (M. Douglas Ivester)	Director	March 22, 2002

/s/ LOUIS W. SULLIVAN (Louis W. Sullivan)	Director	March 20, 2002

/s/ JAMES B. WILLIAMS (James B. Williams)	Director	March 19, 2002

/s/ JOHN D. ZEGLIS (John D. Zeglis)	Director	March 21, 2002

                                INDEX TO EXHIBITS

Number      Description
------      -----------
3.2         Bylaws, as amended to date. (1)

4.7         First Supplemental Indenture among Fort James Corporation and The
            Bank of New York, dated February 19, 2001. (1)

10.10(iii)  Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and
            Citibank, N.A., Commerzbank AG (New York Branch), The Bank of
            Tokyo-Mitsubishi, LTD (New York Branch) and Wachovia Bank, N.A., as
            the Secondary Purchases and Citicorp North America, Inc., as the
            Administrative Agent. (1)

10.10(iv)   Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller,
            Georgia-Pacific Corporation, as the Collection Agent, Blue Ridge
            Asset Funding Corporation, Corporate Receivables Corporation,
            Corporate Asset Funding Company, Inc., Four Winds Funding
            Corporation, and Victory Receivables Corporation, as the Purchasers,
            and Citicorp North America, Inc., as the Administrative Agent. (1)

10.33(ii)   Purchase Agreement by and among Georgia-Pacific Corporation, Certain
            Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of June 1, 2001. (1)

10.33(iii)  Amendment No. 1 to Purchase Agreement by and among Georgia-Pacific
            Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and
            Domtar, Inc., dated as of August 3, 2001. (1)

12          Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

21          Subsidiaries. (1)

23          Consent of Independent Public Accounts. (1)

99.1        Properties. (1)
----------
(1)         Filed via EDGAR.