Form 10-Q
period 2002-03-30
GEORGIA PACIFIC CORP
filed 2002-05-14
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 30, 2002

or

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

As of the close of business on May 2, 2002, Georgia-Pacific Corporation had 230,262,193 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION
-------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
First Quarter ----------------------------
(In millions, except per share amounts)	2002	2001
-------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 5,796	$ 6,317
----------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and amortization shown below Selling and distribution Depreciation and amortization General and administrative Interest	4,454 494 259 265 233	5,040 512 355 281 310
----------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,705	6,498
----------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes (Provision) benefit for income taxes	91 (30)	(181) 45
----------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations Income from discontinued operations, net of taxes	61 -	(136) 22
----------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change, net of taxes	61 - -	(114) (12) 11
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 61	$ (115)
=====================================================================================
Continuing Operations: Income (loss) from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 61 - -	$ (136) (12) 11
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 61	$ (137)
=====================================================================================
Basic per share: Income (loss) from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 0.27 - -	$ (0.60) (0.05) 0.04
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.27	$ (0.61)
=====================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
	First Quarter ----------------------------
(In millions, except per share amounts)	2002	2001
-------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share: Income (loss) from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ 0.26 - -	$ (0.60) (0.05) 0.04
----------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.26	$ (0.61)
=====================================================================================
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options Employee stock purchase plans	229.9 0.5 -	225.4 - -
----------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	230.4	225.4
=====================================================================================
Discontinued Operations: Income from discontinued operations, net of taxes Basic and diluted net income per common share	$ - $ -	$ 22 $ 0.27
=====================================================================================
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options	- -	80.4 0.8
----------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	-	81.2
=====================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Quarter ----------------------------
(In millions)	2002	2001
------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net income (loss) to cash provided by operations:
  Cumulative effect of accounting change, net of taxes
  Depreciation and amortization
  Deferred income taxes
  Gain on disposal of assets, net
  Change in working capital
  Other

	$ 61 - 259 (21) - (73) (18)	$ (115) (11) 362 8 41 (115) (16)
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	208	154
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Net proceeds from sales of assets Other	(124) - - 13 (2)	(192) (12) (67) 597 (11)
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(113)	315
---------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Net decrease in bank overdrafts
Net decrease in short-term debt
Cash dividends paid
Proceeds from option plan exercises

	(643) 680 - (13) (79) (29) 1	(837) 1,272 (15) (74) (793) (48) 29
---------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(83)	(466)
---------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	12 31	3 40
---------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 43	$ 43
====================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	March 30, 2002	December 29, 2001
-------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $42 and $39, respectively Inventories Deferred income tax assets Other current assets	$ 43 2,451 2,538 100 456	$ 31 2,352 2,512 101 464
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	5,588	5,460
-------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	18,889 (9,247)	18,843 (9,051)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	9,642	9,792
-------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	8,261	8,265
-------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	706	713
-------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,057	2,134
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 26,254	$ 26,364
=======================================================================================

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	March 30, 2002	December 29, 2001
-------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 2,205 481 1,655 226 1,097	$ 2,284 572 1,630 300 1,024
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,664	5,810
-------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	9,481	9,358
-------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
-------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	3,590	3,582
-------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,785	1,846
-------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Shareholders' equity
  Common Stock
   Georgia-Pacific Group, par value $.80; 400,000,000 shares authorized;
    225,393,000 and 224,844,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	184 2,525 2,353 (3) (188)	184 2,521 2,321 (3) (118)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	4,871	4,905
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 26,254	$ 26,364
=======================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2002	2001
---------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) Other comprehensive income (loss) net of tax: Foreign currency translation adjustments Derivative instruments Minimum pension liability adjustment	$ 61 (9) 11 (72)	$ (115) (26) (18) 1
---------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss	$ (9)	$ (158)
====================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
March 30, 2002
1.

PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. The consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries (the "Corporation" or "Georgia-Pacific"). All significant intercompany balances and transactions are eliminated in consolidation. The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Corporation's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 2001 amounts have been reclassified to conform to the 2002 presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the fiscal year ended December 29, 2001.

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses. The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company", respectively. On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek Timber Company, Inc. ("Plum Creek") (see Note 6). The results of The Timber Company are reported as discontinued operations in the accompanying consolidated financial statements.

The Corporation classifies certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $143 million and $161 million for the first quarter of 2002 and 2001, respectively.

Accounting Changes

In the first quarter of 2002, the Corporation changed its method of computing LIFO inventory increments from year-to-date average cost to latest acquisition cost. The Corporation believes that the latest acquisition cost more closely aligns the value of increases in inventory with physical quantities giving rise to the increases and that this method more appropriately reflects the underlying substance of changes in inventory. In addition, the Corporation changed its method of pooling LIFO inventories from a statutory legal entity approach to an approach that allows the alignment by business segment. The Corporation believes that this approach results in better matching of costs to revenues in a manner that is more consistent with the way the businesses are managed. The cumulative effect of these changes on prior years was not determinable. These changes did not have a material effect on 2002 results of operations or financial position.

Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, the Corporation recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and an $18 million transition adjustment (net of taxes of $12 million) in other comprehensive loss.

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European consumer products. Management is evaluating the effect of this statement on these reporting units. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. In the first quarter of 2001, goodwill amortization expense aggregated $61 million, which included $43 million in the consumer products segment, $5 million in the packaging segment, $12 million in the bleached pulp and paper segment and $1 million in the building products segment. Had the Corporation discontinued amortization of goodwill in the prior year, operating results for the first quarter of 2001 would have been as follows:

In millions	First Quarter 2001
------------------------------------------------------------------------------------------------------------------------------
Continuing operations: Loss from continuing operations, as reported Add back: goodwill amortization	$ (136) 61
------------------------------------------------------------------------------------------------------------------------------
Adjusted loss from continuing operations	$ (75)
========================================================================
Net loss as reported Add back: goodwill amortization	$ (137) 61
------------------------------------------------------------------------------------------------------------------------------
Adjusted net loss	$ (76)
========================================================================
Basic and diluted earnings per share: Loss from continuing operations, as reported Add back: goodwill amortization	$ (0.60) 0.27
------------------------------------------------------------------------------------------------------------------------------
Adjusted loss from continuing operations	$ (0.33)
========================================================================
Net loss as reported Add back: goodwill amortization	$ (0.61) 0.27
------------------------------------------------------------------------------------------------------------------------------
Adjusted net loss	$ (0.34)
========================================================================

2.

PROVISION FOR INCOME TAXES. The effective tax rate used to calculate the benefit (provision) for income taxes was 33% in 2002 and 25% in 2001. The effective tax rate in 2002 was different from the statutory rate primarily because of lower international income tax rates and state tax credits. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions.

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

9

4.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

First quarter -----------------------------------------
(In millions)	2002	2001
---------------------------------------------------------------------------------------------------------------------------------------------------

Total interest costs Interest capitalized	$ 235 (2)	$ 312 (2)
---------------------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 233	$ 310
====================================================================================
Interest paid	$ 154	$ 303
====================================================================================
Income tax paid (refunds received), net	$ 14	$ (82)
====================================================================================

5.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	March 30, 2002	December 29, 2001
------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 576 1,570 497 (105)	$ 628 1,537 504 (157)
------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,538	$ 2,512
==================================================================================

6.

ACQUISITIONS AND DIVESTITURES. During the first quarter of 2002, the Corporation sold various assets including a wallboard paper mill for a total of $13 million in cash and recognized a pretax gain of $4 million which was reflected in "Cost of sales" in the accompanying consolidated statements of income. During the first quarter of 2001, the Corporation sold various assets including an industrial wood products property for a total of $16 million in cash and recognized a pretax gain of $9 million, $5 million of which was reflected in "Cost of sales" and $4 million of which was reflected in "Income from discontinued operation, net of taxes" in the accompanying consolidated statements of income.

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

10

*

Pursuant to a consent decree executed with the United States Department of Justice in connection with the 2000 acquisition of the Fort James Corporation, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget (publ) for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $581 million ($660 million after tax benefit) used to repay debt. In the fourth quarter of 2000, the Corporation recorded a pretax loss of $204 million in the consumer products segment for the write-down of these assets to their net realizable value; accordingly, no significant gain or loss was recognized upon completion of the sale in 2001.

*

On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek. In accordance with the merger agreement, shareholders of The Timber Company received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the assumption by Plum Creek of $646 million of the Corporation's debt, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between the Corporation and The Timber Company.

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

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements. The components of net assets of the discontinued operation are as follows:

In millions	March 31, 2001
--------------------------------------------------------------------------------------------------------------------------
Timber and timberlands Other assets Debt Other liabilities	$ 1,231 397 (621) (849)
--------------------------------------------------------------------------------------------------------------------------
Net assets of discontinued operation	$ 158
======================================================================

Operating results of the discontinued operation were as follows:

In millions	First Quarter 2001
--------------------------------------------------------------------------------------------------------------------------
Net sales	$ 91
======================================================================
Income before income taxes Provision for income taxes	$ 36
(14)
--------------------------------------------------------------------------------------------------------------------------
Income from discontinued operation	$ 22
=======================================================================

11

7.

RESTRUCTURING. In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, the Corporation determined that it would strategically reposition its communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at its Camas Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, the Corporation recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2001, approximately 605 employees were terminated and approximately $55 million of the reserve was used to pay termination benefits. During 2002, approximately 81 employees were terminated and approximately $4 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas facility closing activities (primarily demolition activities) are expected to be completed in 2002. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 29, 2001 through March 30, 2002:

Type of Cost In millions	Liability Balance at December 29, 2001	Use	Liability Balance at March 30, 2002
--------------------------------------------------------------------------------------------------------------------
Employee termination Facility closing costs	$ 23 58	$ (4) (3)	$ 19 55
-------------------------------------------------------------------------------------------------------------------
Total	$ 81	$ (7)	$ 74
===================================================================

8.

DEBT. The Corporation's total debt, excluding senior deferrable notes, decreased by $47 million to $12,167 million at March 30, 2002 from $12,214 million at December 29, 2001. At March 30, 2002, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes and including outstanding interest rate exchange agreements was 6.52%.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $59 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.2 billion and CN $95 million was outstanding under these programs at March 30, 2002. Of the $1.3 billion in the United States program, $400 million will expire in September 2002 and the remaining $900 million expires in December 2002. The Canadian program expires in May 2004. The Corporation expects to renew these agreements prior to expiration. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On April 27, 2002, the Corporation issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds.

At March 30, 2002, the Corporation's unsecured financing facility totaled $875 million with a maturity date of August 16, 2002 and the unsecured revolving credit facility totaled $3,750 million with a maturity date of November 3, 2005. Borrowings under the agreements bear interest at competitive market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.2% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first quarter of 2002, the Corporation paid $4 million in facility fees. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At March 30, 2002, $3,297 million was borrowed under the credit agreements at a weighted-average interest rate of 3.1%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to net worth plus funded indebtedness) of 72.50% on March 30, 2002 and June 29, 2002; 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, "EBITDA", to interest charges) of 2.25 to 1.00 on March 30, 2002 and June 29, 2002 and September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million. The Corporation was in compliance with these debt covenants as of March 30, 2002 with a leverage ratio of 71.41%, an interest coverage ratio of 2.80 to 1.00, and a debt balance of $12,167 million.

At March 30, 2002, the Corporation had interest rate exchange agreements that effectively converted $1,457 million of floating rate obligations with a weighted average interest rate of 1.9% to fixed rate obligations with an average effective interest rate of approximately 5.9%. These agreements increased interest expense by $15 million at March 30, 2002. The agreements had a weighted-average maturity of approximately seven months at March 30, 2002.

At March 30, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. There was an immaterial effect on the Corporation's interest expense related to these agreements in the first quarters of 2002 and 2001. The agreements had a weighted-average maturity of approximately four years at March 30, 2002.

The estimated fair value of the Corporation's interest rate exchange agreements at March 30, 2002 was a $32 million liability. The liability balance represents the estimated amount the Corporation could have paid upon termination of the agreements. The fair value at March 30, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

As of March 30, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an extraordinary loss of approximately $12 million (net of taxes of $7 million).

The Corporation's borrowing arrangements contain a number of financial and non-financial covenants which restrict the activities of the Corporation. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. The Corporation is in compliance with the covenants of these agreements.

13

9.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, the Corporation recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and an $18 million transition adjustment (net of taxes of $12 million) in other comprehensive loss. On the date a derivative contract is entered into, the Corporation designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. The Corporation engages primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive income (loss). The Corporation also participates in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of certain European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

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

*

Cash Flow Hedges: The Corporation uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $1,330 million at March 30, 2002. The fair market value of such contracts was a liability of $30 million at March 30, 2002.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of March 30, 2002, approximately $21 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months. These losses are primarily related to the floating-to-fixed interest rate swap agreements and are due to the significant decrease in interest rates during the current year.

*

Hedge of the net investment in a foreign operation: At March 30, 2002, the Corporation had outstanding approximately $237 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe.

*

Non-designated/ineffective derivative instruments: The Corporation has two foreign currency interest rate swap agreements that were assumed in the acquisition of Fort James. These agreements do not qualify for hedge accounting. Included in the cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements. The fair value of these agreements at March 30, 2002 was approximately $1 million. The Corporation also has three interest rate swaps that, during the third quarter of 2001, were no longer highly effective in offsetting changes in cash flows of the borrowings hedged. The notional amount of these instruments was $127 million. At March 30, 2002, the fair market value of these three instruments was a liability of approximately $3 million.

During 2000, the Corporation entered into a derivative agreement in connection with the sale of certain packaging assets whereby the Corporation has guaranteed a certain margin on the buyer's production. This derivative agreement expires in 2005. This agreement does not qualify for hedge accounting because the buyer's production does not qualify as a hedged item in accordance with SFAS No. 133. The Corporation also entered into certain commodity swap agreements to offset the gain on the aforementioned derivative agreement. The net fair value of these derivative agreements was $17.3 million (pre-tax) at December 30, 2000 and is included in the cumulative effect of accounting change. Effective December 28, 2001, the Corporation terminated the offsetting commodity agreements. The termination was effective with the counter-party's bankruptcy filing. As of March 30, 2002, the fair market value of the original derivative agreement was an asset of $9.1 million.

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

15

10.

LONG-TERM APPRECIATION PLAN. In 2001 the Corporation began granting stock appreciation rights ("SAR") for issuance under the 2001 Long-Term Appreciation Plan (the "LTAP"). The LTAP provides for the granting of SAR units to key employees of the Corporation. During the first quarters of 2002 and 2001, the Corporation issued 2.3 million SAR units and 1.4 million SAR units, respectively, under the LTAP with at an exercise price of $24.44 per unit and $29.47 per unit, respectively. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. These SAR units vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. During the first quarters of 2002 and 2001, the Corporation recorded compensation expense of approximately $1 million and nil, respectively.

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

ENVIRONMENTAL MATTERS

The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, for which it may have liability, including, but not limited to, liability as a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Of the known sites in which it is involved, the Corporation estimates that approximately 50% are being investigated, approximately 20% are being remediated and approximately 30% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $121 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

KALAMAZOO RIVER SUPERFUND SITE

The Corporation is implementing an Administrative Order by Consent entered into with the Michigan Department of Natural Resources and the United States Environmental Protection Agency ("United States EPA") regarding an investigation of the Kalamazoo River Superfund Site. The Kalamazoo River Superfund Site is comprised of 35 miles of the Kalamazoo River, three miles of Portage Creek and a number of operable units in the form of landfills, waste disposal areas and impoundments. The Corporation became a PRP in the site in December 1990 by signing an Administrative Order by Consent (AOC). There are two other named PRPs at this time. The contaminant of concern is polychlorinated biphenyls ("PCBs") in the river sediments and residuals in the landfills and waste disposal areas. A draft Remedial Investigation/Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other PRPs. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of riverbank and long-term monitoring of the riverbed. The total cost for the remedy recommended in the draft RI/FS is approximately $73 million. It is unknown over what time frame these costs will be paid out. The State of Michigan has asked for additional possible remedies. The United States EPA has recently taken over management of the RI/FS and is evaluating the proposed remedy. The Corporation cannot predict what impact or change will result from the United States EPA's takeover of the site.

The Corporation is paying 50% of the costs for the river portion of the RI/FS investigation based on an interim allocation. This 50% interim allocation includes the share assumed by Fort James prior to its acquisition by the Corporation. The Corporation is currently engaged in cost recovery litigation against two other parties, and has identified several parties that it believes have some share of liability for the river.

The Corporation, as part of implementing the AOC, has investigated the closure of two disposal areas which are contaminated with PCBs. The cost to remediate one of the disposal areas, the King Highway Landfill, was approximately $9 million. The remediation of that area is essentially complete and the Corporation is waiting for final approval of the closure from the State of Michigan. A 30-year post-closure care period will begin upon receipt of closure approval. Expenditures accrued for post-closure care will be made over the following 30 years. The Corporation is solely responsible for closure and post closure care of the King Highway Landfill.

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/ A Site landfill, also will be approximately $8 million. The Corporation is still negotiating the final closure agreement with the State of Michigan. It is anticipated these costs will be paid out for the closure over the next five years, and for post-closure care for 30 years following certification of the closure. The Corporation is solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill and the Corporation is sharing investigation costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between the Corporation and Millennium Holdings has not been made, however, the Corporation's share should not exceed 50%.

The Corporation has spent approximately $27.0 million on the Kalamazoo River Superfund Site through December 29, 2001 broken down as follows:

Site	(in millions)
River	$13.8
King Highway	8.7
A Site	1.7
Willow Blvd.	2.8
$27.0

All such amounts were charged to earnings.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that the reserves are adequate; however, it is reasonably possible that costs associated with the Kalamazoo River Superfund Site may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million.

FOX RIVER SUPERFUND SITE

The Fox River Superfund Site in Wisconsin is comprised of 39 miles of the Fox River and Green Bay. The site was nominated as a Superfund Site due to contamination by PCBs which entered the river through wastewater discharged from paper recycling operations using carbonless copy paper manufactured from 1953-1971. The Corporation became a PRP through its acquisition of Fort James.. Six other companies have also been identified as PRPs.

In October 2001, the Wisconsin Department of Natural Resources ("WDNR") and the United States EPA released for public comment a draft RI/FS and proposed remedial action plan ("PRAP") for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. The final cleanup remedy to be selected and implemented, the costs of the remedy, and the Corporation's share of such costs are unknown at this time. The Corporation, under an interim allocation, is paying 30 percent of costs incurred by the PRPs in analyzing and responding to the various agency reports, including the RI/FS and PRAP. The Corporation believes its ultimate liability will be less than 30 percent. It is unknown over what time frame these costs will be paid out.

The Corporation has spent approximately $27.9 million from 1995 to December 29, 2001 on the Fox River Superfund Site, some of which was spent by Fort James prior to its acquisition by the Corporation. All such amounts were charged to earnings.

In October 2000, the United States Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. Fort James has entered into an agreement with the WDNR and the FWS that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12.5 million. The agreement will be effective when entered by the appropriate Federal court. This $12.5 million is separate and apart from any costs related to remediation of the Fox River Superfund Site.

WHATCOM WATERWAY SUPERFUND SITE

The Whatcom Waterway is a Federal channel located adjacent to the Corporation's pulp and papermill in Bellingham, Washington. The State declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named the Corporation as a Potentially Liable Party ("PLP") in the case. The State is presently preparing to name other PLPs in the case.

An RI/FS completed by the Corporation identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. It is anticipated these costs will be paid out over the next 5 to 10 years. The Corporation has completed construction requirements of a combined interim remedial action and habitat restoration of a portion of the site. Environmental monitoring of this portion of the site is ongoing.

The Corporation has spent approximately $1.3 million through December 29, 2001 on the Whatcom Waterway site, all of which was charged to earnings.

ASBESTOS LITIGATION

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

The Corporation's asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company that contained asbestos fiber. The Corporation acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

The following table presents information about the approximate number of the Corporation's asbestos claims during the past three fiscal years and the most recent quarterly period:

	Quarter Ended	Fiscal Year Ended
	March 30, 2002	December 29, 2001	December 30, 2000	January 1, 2000
Claims Filed [1]	8,100	39,700	55,600	29,100
Claims Resolved [2]	7,700	30,900	46,000	22,000
Claims Unresolved at End of Period	62,600	62,200	53,400	43,800

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation.

[2]

Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 1,000 asbestos premises liability claims.

As of March 30, 2002, the Corporation had either settled, had dismissed or was in the process of finalizing the settlement of a total of approximately 242,300 asbestos claims. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim. Substantially all of the amounts it has paid to date for settled claims, and anticipates paying for pending claims, have been covered by product liability insurance. The amounts not covered by such insurance have been immaterial. The annual average settlement payment per asbestos claimant has fluctuated up and down during the three year period ended December 29, 2001, and management of the Corporation expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose.

In the late Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally-recognized consultants in asbestos liability and insurance, to work with the Corporation to project the amount, net of insurance, that the Corporation would pay for its asbestos-related liabilities and defense costs through 2011.

The methodology employed by NERA to project the Corporation's asbestos-related liabilities and defense costs included: 1) an analysis of the population likely to have been exposed or claim exposure to products manufactured by the Corporation; 2) the use of epidemiological studies to estimate the number of people who might allege exposure to the Corporation's products that would be likely to develop asbestos-related diseases in each year between 2002 and 2011; 3) an analysis of the Corporation's recent claims history to estimate likely filing rates for these diseases for the period 2002 through 2011; 4) an analysis of the Corporation's currently pending asbestos claims; and 5) an analysis of the Corporation's historical asbestos settlements and defense costs to develop average settlement values and defense costs, which varied by disease type and the nature of claim, to determine an estimate of costs likely to be associated with currently pending and projected asbestos claims through 2011. Based upon its analysis, NERA projected that the Corporation's total, undiscounted asbestos liabilities, including defense costs, over the next 10 years will be less than $1 billion (including payments related to the then pending claims).

NERA's projection was based on historical data supplied by the Corporation and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of such diseases occurred prior to 2002. It expects, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases will drop beginning in 2001. It also cites annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma (a cancer frequently associated with asbestos exposure) began to decline in the mid-1990s. NERA expects these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA's view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, will result in the number of claims filed against the Corporation for asbestos-related injuries beginning to decline in 2002.

Using NERA's projection, Peterson Consulting and the Corporation then conducted an analysis to determine the amount of insurance that it is probable that the Corporation will recover during this ten year period. In conducting such analysis, Peterson Consulting and the Corporation reviewed the Corporation's existing insurance arrangements and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the credit worthiness of the Corporation's various insurers and employed such insurance allocation methodologies as the Corporation and Peterson Consulting believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities through 2011. The analysis took into account self- insurance reserves, policy exclusions, liability caps and gaps in the Corporation's coverage, as well as insolvencies among certain of the Corporation's insurance carriers.

Based on the analysis of NERA and Peterson Consulting, the Corporation has established reserves for the probable and reasonably estimable liabilities and defense costs it believes it will pay through 2011, and has also established receivables for the insurance recoveries that are deemed probable. The Corporation has recorded the reserves for the asbestos liabilities as "Other current liabilities" and "Other long-term liabilities" and the related insurance recoveries as "Other current assets" and "Other assets" in the accompanying consolidated balance sheets. For the fourth quarter 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover all of the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expects to pay through 2011. This charge principally covers the share of such costs which the Corporation expects to incur because of the insolvencies of certain insurance companies which wrote a part of the Corporation's product liability insurance in prior years. The charge is not due to exhaustion of the Corporation's total product liability insurance for asbestos liabilities, and the Corporation believes that the majority of its asbestos-related liabilities and defense costs during the next ten years will be recovered from its insurance carriers. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA's projection. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 21% of such insurance recoveries are from any one company, though several of the insurers are under common control. The Corporation also has significant additional insurance coverage which it expects to be available for asbestos liabilities and defense costs it may incur after 2011.

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

Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of the Corporation, the Corporation believes that it is reasonably possible that it may incur asbestos liabilities for the period through 2011 and beyond in an amount in excess of the NERA projection. Based on currently available data and upon the analysis of NERA and Peterson Consulting, the Corporation does not believe that it is reasonably possible that any such excess asbestos liabilities will be material to the Corporation. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, the Corporation does not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

On April 14, 1997, a class action lawsuit alleging claims under the Employee Retirement Income Security Act of 1974 ("ERISA") was filed against the Corporation and the Georgia-Pacific Corporation Salaried Employees Retirement Plan ("the Plan") (together, "the Defendants") in the United States District Court for the Northern District of Georgia, seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement from the Corporation (the "Plaintiff class"), together with interest, attorney's fees, and costs. After the District Court granted the Defendants' motion for summary judgment in March 1999, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's ruling in August 2000 and remanded the case for further proceedings, holding that the terms of the Plan required a calculation of lump-sum benefits that could result in additional payments to members of the class. In September 2000, the Defendants filed a petition for rehearing and rehearing en banc with the Eleventh Circuit, which was denied. The Defendants also filed a petition for certiorari to the United States Supreme Court in January 2001, which was denied. In March 2002, the District Court issued an Order granting in part and denying in part the summary judgment motions of both the Plaintiff class and the Defendants. In addition, the Order remanded some issues to the Plan administrator for interpretation and specified that the parties must file another proposed order implementing these rulings within a certain time period.

The Corporation has determined that, in all likelihood, damages will be awarded to the Plaintiff class which will require the Plan to make additional payments to members of the class, and may in turn affect the Corporation's net periodic pension cost and obligation to fund the Plan over time. The Corporation has identified a minimum amount of damages the Plan likely will be required to pay, which should not result in a material impact on the Corporation's funding obligation or results of operations. However it is impossible to determine with any certainty whether the Plan will be required to pay any additional damages and, if so, in what amount. In the event that damages above the minimum amount are awarded, it could have a material effect on the Corporation's net periodic pension cost and funding obligation. The Defendants are engaged in discussions and negotiations with the Plaintiff class for purposes of submitting a proposed Order to the Court in accordance with the mandate of the March 2002 Order.

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

12.

CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James because the securities are fully and unconditionally guaranteed by the Corporation:

CONSOLIDATING STATEMENTS OF INCOME
FIRST QUARTER 2002
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Net sales	$ 4,264	$ 1,637	$ (105)	$ 5,796
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and amortization shown below Selling and distribution Depreciation and amortization General and administrative Interest	3,451 337 171 191 179	1,108 157 88 74 54	(105) - - - -	4,454 494 259 265 233
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	4,329	1,481	(105)	5,705
-----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes	(65)	156	-	91
Benefit (provision) for income taxes	22	(52)	-	(30)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (43)	$ 104	$ -	$ 61
=========================================================================================

CONSOLIDATING STATEMENTS OF INCOME
FIRST QUARTER 2001
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==========================================================================================
Net sales	$ 4,747	$ 1,644	$ (74)	$ 6,317
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales, excluding depreciation and amortization shown below Selling and distribution Depreciation and amortization General and administrative Interest	3,961 386 202 210 243	1,153 126 153 71 67	(74) - - - -	5,040 512 355 281 310
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,002	1,570	(74)	6,498
-----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes	(255)	74	-	(181)
Benefit (provision) for income taxes	86	(41)	-	45
-----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations	(169)	33	-	(136)
Income from discontinued operations, net of taxes	22	-	-	22
-----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change, net of taxes	(147) (12) 11	33 - - -	- - - -	(114) (12) 11
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (148)	$ 33	$ -	$ (115)
=========================================================================================

CONSOLIDATING STATEMENTS OF CASH FLOWS
FIRST QUARTER 2002
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Cash provided by (used for) operations	$ 56	$ 152	$ -	$ 208
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Acquisitions Proceeds from sales of assets Other	(90) - 13 (2)	(34) - - -	- - - -	(124) - 13 (2)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(79)	(34)	-	(113)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net decrease in debt Net change in intercompany payable Proceeds from option plan exercises Cash dividends paid	- 50 1 (29)	(55) (50) - -	- - - -	(55) - 1 (29)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities	22	(105)	-	(83)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash	(1)	13	-	12
Balance at beginning of year	18	13	-	31
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 17	$ 26	$ -	$ 43
=========================================================================================

CONSOLIDATING STATEMENTS OF CASH FLOWS
FIRST QUARTER 2001
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Cash provided by (used for) operations	$ 198	$ (44)	$ -	$ 154
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Acquisitions Proceeds from sales of assets Other	(113) (12) (22) 596 (40)	(79) - (45) 1 29	- - - - -	(192) (12) (67) 597 (11)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities	409	(94)	-	315
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net decrease in debt Net change in intercompany payable Proceeds from option plan exercises Cash dividends paid	(68) (516) 29 (48)	(379) 516 - -	- - - -	(447) - 29 (48)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(603)	137	-	(466)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) increase in cash	4	(1)	-	3
Balance at beginning of year	32	8	-	40
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 36	$ 7	$ -	$ 43
=========================================================================================

CONSOLIDATING BALANCE SHEETS
AS OF MARCH 30, 2002
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Other current assets	$ 17 1,757 1,667 81 361	$ 26 694 871 19 95	$ - - - - -	$ 43 2,451 2,538 100 456
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	3,883	1,705	-	5,588
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	5,293	4,349	-	9,642
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	1,638	6,623	-	8,261
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	1,957	806	-	2,763
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 12,771	$ 13,483	$ -	$ 26,254
=========================================================================================

CONSOLIDATING BALANCE SHEETS (continued)
AS OF MARCH 30, 2002
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Accounts payable Other current liabilities	$ 2,511 1,203 839	$ 175 452 484	$ - - -	$ 2,686 1,655 1,323
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,553	1,111	-	5,664
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,851	1,630	-	9,481
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,822	768	-	3,590
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,662	123	-	1,785
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany, net	(9,733)	9,733	-	-
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	4,753	118	-	4,871
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 12,771	$ 13,483	$ -	$ 26,254
=========================================================================================

CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Other current assets	$ 18 1,677 1,590 42 360	$ 13 675 922 59 104	$ - - - - -	$ 31 2,352 2,512 101 464
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	3,687	1,773	-	5,460
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	5,364	4,428	-	9,792
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	1,638	6,627	-	8,265
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,041	806	-	2,847
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 12,730	$ 13,634	$ -	$ 26,364
=========================================================================================

CONSOLIDATING BALANCE SHEETS (continued)
AS OF DECEMBER 29, 2001
In millions	Georgia-Pacific Corp. other than Fort James	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Accounts payable Other current liabilities	$ 2,671 1,128 772	$ 185 502 552	$ - - -	$ 2,856 1,630 1,324
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,571	1,239	-	5,810
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,700	1,658	-	9,358
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,792	790	-	3,582
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	769	1,077	-	1,846
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany, net	(8,558)	8,558	-	-
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	4,593	312	-	4,905
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 12,730	$ 13,634	$ -	$ 26,364
=========================================================================================

29

13.

SUBSEQUENT EVENTS. On May 7, 2002, the Board of Directors approved separating the Corporation into two public companies. The separation will align the Corporation's businesses into a consumer products and packaging company and a building products and distribution company, each of which will have a distinct strategic focus and competitive strengths and the potential for creation of additional value. The separation is expected to produce a number of other important benefits as well, such as creating both a value-added consumer products and packaging company with strong brands and stable cash flows, and one of the strongest domestic building products companies; providing more focused employee performance incentives; eliminating cross-subsidies, with each business free to use its cash flow to reinvest or distribute to shareholders as appropriate; and allowing each business to adopt its own capital structure. The new consumer products and packaging company will consist of the Corporation's consumer products business, packaging business and pulp and paper business. After the separation, Georgia-Pacific will consist of the Corporation's building products manufacturing and distribution businesses and the Unisource paper distribution business. The Corporation intends to effect the separation through an initial public offering of approximately 15% to 20% of the outstanding shares of the new consumer products and packaging company. The initial public offering is expected to occur in the third quarter of 2002. The Corporation's bondholders will be offered the opportunity to exchange their current Georgia-Pacific Corporation bonds for bonds of the new consumer products and packaging company in a manner that preserves bondholder value. In connection with the separation, new credit facilities will be raised and new long-term bonds will be issued by Georgia-Pacific to repay existing indebtedness. The full separation of the new consumer products and packaging company from Georgia-Pacific is expected to be completed in the first half of 2003 through a tax-free distribution of shares to existing Georgia-Pacific shareholders. The structure and timing of the transactions outlined above are subject to a number of factors, including industry conditions and capital markets.

On May 8, 2002, Moody's Investor Service cut the Corporation's unsecured debt rating to "Ba1" from "Baa3", and its commercial paper rating to "Not-Prime" from "Prime-3".

14.

OPERATING SEGMENT INFORMATION. The Corporation has four reportable operating segments: consumer products, packaging, bleached pulp and paper, and building products. The following represents selected operating data for each reportable segment for the three months ended March 2002 and 2001.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	First Quarter 2002		First Quarter 2001
---------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Consumer products Packaging Bleached pulp and paper Building products Other	$ 1,708 620 1,796 1,671 1	29% 11 31 29 -	$ 1,788 612 2,335 1,581 1	28% 10 37 25 -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 5,796	100%	$ 6,317	100%
========================================================================================
INTERSEGMENT SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 43 32 67 186 (328)		$ 39 26 61 200 (326)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
========================================================================================
TOTAL NET SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 1,751 652 1,863 1,857 (327)	30% 11 32 32 (5)	$ 1,827 638 2,396 1,781 (325)
29% 10 38 28 (5)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 5,796	100%	$ 6,317	100%
========================================================================================
[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	First Quarter 2002		First Quarter 2001
--------------------------------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFITS (LOSSES) Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 261 84 3 74 (98)	80% 26 1 23 (30)	$ 94 88 63 (24) (92)	73% 68 49 (19) (71)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	324 (233)	100% ===	129 (310)	100% ===
--------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes (Provision) benefit for income taxes	91 (30)		(181) 45
--------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations Income from discontinued operations, net of taxes	61 -		(136) 22
--------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and accounting change Extraordinary loss from early extinguishment of debt, net of taxes Cumulative effect of accounting change, net of taxes	61 - -		(114) (12) 11
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 61		$ (115)
=======================================================================================
[2]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

The Corporation reported consolidated net sales of $5.8 billion for the first quarter of 2002, compared with net sales of $6.3 billion for the first quarter of 2001. Included in 2001 are approximately $739 million of net sales from the four stand-alone paper mills sold to Domtar, Inc. in the third quarter of 2001.

Interest expense decreased $77 million to $233 million in the first quarter of 2002 compared with $310 million in the first quarter of 2001, principally as a result of lower debt levels and lower interest rates.

The Corporation reported income from continuing operations before income taxes of $91 million and an income tax provision of $30 million for the first quarter of 2002, compared with a loss from continuing operations before income taxes of $181 million and an income tax benefit of $45 million for the first quarter of 2001. The effective tax rate in 2002 was different from statutory rates primarily because of lower international income tax rates and state tax credits. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions.

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002.  In the first quarter of 2001, goodwill amortization expense aggregated $61 million, which included $43 million in the consumer products segment, $5 million in the packaging segment, $12 million in the bleached pulp and paper segment and $1 million in the building products segment.

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operation was $22 million for the first quarter of 2001.

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

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $1,751 million and $261 million, respectively, for the quarter ended March 2002. Included in the 2002 operating results is a one-time charge of $14 million related to fire at the Crossett, Arkansas tissue mill. First quarter 2001 net sales and operating profits were $1,827 million and $94 million, respectively. Operating profits for the 2001 first quarter included a one-time charge of $82 million related to the closure of the Bellingham pulp and lignin operations and goodwill amortization of $43 million. Excluding these one-time charges and goodwill amortization, return on sales increased to 16% compared with 12% a year ago. This increase is primarily due to lower operating costs and cost savings associated with the integration of the former Fort James operations, despite lower selling prices.

In connection with the acquisition of Fort James, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) on March 2, 2001. Net sales and operating losses related to these operations were $97 million and $1 million in the first quarter of 2001, respectively.

The Corporation expects volume for its consumer products segment to increase in 2002. Selling prices for commercial tissue and plastic Dixie products are expected to increase late in the second quarter and remain at that level while retail tissue prices are expected to remain relatively flat throughout the remainder of the year.

PACKAGING

The Corporation's packaging segment reported net sales of $652 million and operating profits of $84 million in the first quarter of 2002, compared with net sales of $638 million and operating profits of $88 million in the first quarter of 2001. Return on sales decreased to 13% in 2002 compared to 14% in 2001. The decrease in year-over-year operating profit was due primarily to a 12% decline in average selling prices for linerboard, a 17% decline in medium selling prices, and a 6% decline in packaging prices compared to the prior year's first quarter, offset somewhat by lower operating costs. During the first quarters of 2002 and 2001, the Corporation incurred market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 58,000 tons and 49,000 tons, respectively. Prices for containerboard and packaging are expected to increase in the third quarter of 2002.

BLEACHED PULP AND PAPER

The Corporation's bleached pulp and paper segment reported net sales of $1,863 million and operating profits of $3 million in the 2002 first quarter. For the same period in 2001, the segment reported net sales of $2,396 million and operating profits of $63 million. Included in the 2001 results are net sales and operating profits of approximately $739 million and $17 million, respectively, from paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001. The decrease in 2002 operating profits was due primarily to a 26% decline in average pulp selling prices and a 13% decline in paper selling prices; offset somewhat by decreased operating costs in 2002 and $12 million of goodwill amortization expense in 2001. The Corporation expects selling prices for pulp to increase in the second quarter of 2002 and expects selling prices for paper to gradually increase throughout the remainder of the year.

BUILDING PRODUCTS

The Corporation's building products segment reported net sales of $1,857 million and operating profits of $74 million for the first quarter of 2002. In the first quarter of 2001, the Corporation reported net sales and an operating loss of $1,781 million and $24 million, respectively, for its building products segment. Operating profits for the building products distribution business increased to $18 million in the first quarter of 2002 compared with $5 million in 2001. The increase in quarter-over-quarter net sales and operating profits resulted from an increase in overall selling prices and volumes. Average selling prices for softwood lumber, oriented strand board and gypsum increased 9%, 14% and 6%, respectively compared to the prior year. Sales volumes for plywood, particleboard and oriented strand board increased 7%, 6% and 22%, respectively. Also contributing to the increase in profits were lower wood costs quarter-over-quarter. These increases were offset slightly by lower gypsum sales volumes. The Corporation expects improvement in most of its building products markets in the second and third quarters of 2002.

OTHER

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $6 million to a loss of $98 million in 2002 from a loss of $92 million in the 2001 first quarter. This increase was primarily a result of higher pension expense.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2002, the Corporation reduced debt by approximately $47 million primarily due to cash generated from operations, despite seasonal working capital increases. During the remainder of 2002, the Corporation expects its cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. If the Corporation's 2002 cash flows are significantly less than expected or if the Corporation is unsuccessful in remarketing the Premium Equity Participating Security Units ("PEPS Units"), the Corporation could be required to draw down funds from available credit facilities. The following discussion provides further details of the Corporation's liquidity and capital resources.

OPERATING ACTIVITIES. The Corporation generated cash from operations of $208 million for the three months ended March 2002 compared with $154 million a year ago. The increase in cash provided by operating activities is primarily due to improved operating results for the quarter.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended March 2002 were $124 million, which included $72 million in the consumer products segment, $12 million in the packaging segment, $16 million in the bleached pulp and paper segment, $18 million in the building products segment and $6 million in the other nonreportable segment. Capital expenditures for property, plant and equipment in the first quarter of 2001 were $192 million. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $720 million in 2002.

Investments to purchase timberlands (which consisted primarily of purchases of timberlands by The Timber Company prior to its spin off and merger with Plum Creek) were $12 million in the first three months of 2001.

During the first quarter of 2002, the Corporation sold various assets including a wallboard paper mill for a total of $13 million in cash and recognized a pretax gain of $4 million which was reflected in "Cost of sales" in the accompanying consolidated statements of income. During the first quarter of 2001, the Corporation sold various assets including a industrial wood products property for a total of $16 million in cash and recognized a pretax gain of $9 million which was reflected in "Cost of sales" in the accompanying consolidated statements of income.

Pursuant to a consent decree executed with the United States Department of Justice in connection with the 2000 acquisition of Fort James Corporation ("Fort James"), the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to Svenska Cellulosa Aktiebolaget (publ) for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $581 million ($660 million after tax benefit) used to repay debt. In the fourth quarter of 2000, the Corporation recorded a pretax loss of $204 million in the consumer products segment for the write-down of these assets to their net realizable value; accordingly, no significant gain or loss was recognized upon completion of the sale in 2001.

During the first quarter of 2001, the Corporation acquired the remaining ownership of two chemical joint ventures for approximately $26 million. The results of operations of these chemical businesses were consolidated with those of the Corporation beginning in February 2001. The Corporation has accounted for these acquisitions using the purchase method to record a new cost basis for assets acquired and liabilities assumed. In addition, the Corporation paid approximately $41 million during the first quarter of 2001 for untendered Fort James shares that were delivered to the Corporation's exchange agent for cancellation in connection with the 2000 acquisition of Fort James.

On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek. In accordance with the merger agreement, shareholders of The Timber Company received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the assumption by Plum Creek of $646 million of the Corporation's debt, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between the Corporation and The Timber Company.

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

FINANCING ACTIVITIES. The Corporation's total debt, excluding senior deferrable notes, decreased by $47 million to $12,167 million at March 30, 2002 from $12,214 million at December 29, 2001. At March 30, 2002, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes and including outstanding interest rate exchange agreements was 6.52%.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $59 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.2 billion and CN $95 million was outstanding under these programs at March 30, 2002. Of the $1.3 billion in the United States program, $400 million will expire in September 2002 and the remaining $900 million expires in December 2002. The Canadian program expires in May 2004. The Corporation expects to renew these agreements prior to expiration. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On April 27, 2002, the Corporation issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds.

At March 30, 2002, the Corporation's unsecured financing facility totaled $875 million with a maturity date of August 16, 2002 and the unsecured revolving credit facility totaled $3,750 million with a maturity date of November 3, 2005. Borrowings under the agreements bear interest at competitive market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.2% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first quarter of 2002, the Corporation paid $4 million in facility fees. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At March 30, 2002, $3,297 million was borrowed under the credit agreements at a weighted-average interest rate of 3.1%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The Corporation's amounts outstanding under the credit agreements include the following:

In millions	March 30, 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility Capital Markets Bridge Facility	$ 3,750 875
-----------------------------------------------------------------------------------------------------------------------------------------------
Credit facilities available	4,625
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Amounts Outstanding: Letter of Credit Agreements** Multi-Year Revolving Credit Facility due November 2005, average rate of 3.4% Capital Markets Bridge Facility due August 2002, average rate of 3.6%	(407) (2,015) (875)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(3,297)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit available *	$ 1,328
==================================================================================

*

At March 30, 2002, the Corporation was limited to $675 million of available credit pursuant to certain restrictive debt covenants and its outstanding debt balance at March 30, 2002. This limitation on available credit will be reduced as the Corporation pays down debt.

**	The Letter of Credit Agreements only include Standby Letter of Credits from Bank of America.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to net worth plus funded indebtedness) of 72.50% on March 30, 2002 and June 29, 2002; 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, "EBITDA", to interest charges) of 2.25 to 1.00 on March 30, 2002 and June 29, 2002 and September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million. The Corporation was in compliance with these debt covenants as of March 30, 2002 with a leverage ratio of 71.41%, an interest coverage ratio of 2.80 to 1.00, and a debt balance of $12,167 million.

As of March 30, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an extraordinary loss of approximately $12 million (net of taxes of $7 million).

The Corporation's borrowing arrangements contain a number of financial and non-financial covenants which restrict the activities of the Corporation. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. The Corporation is in compliance with the covenants of these agreements.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of March 30, 2002. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

(In millions) ---------------	2002 -------	2003 -------	2004 -------	2005 -------
Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Credit facilities	$ 875	-	-	$ 2,015
Average interest rate	3.6%	-	-	3.4%
Notes and debentures	$ 449	$ 580	$ 336	$ 3
Average interest rates	8.9%	6.7%	6.7%	4.7%
Euro-denominated bonds	-	-	$ 262	-
Average interest rates	-	-	4.8%	-
Revenue bonds	$ 2	$ 3	$ 31	$ 21
Average interest rates	4.5%	5.2%	2.1%	5.6%
Capital leases	$ 2	$ 5	$ 6	$ 7
Average interest rates	8.7%	9.1%	2.5%	2.3%
European debt	$ 18	$ 24	$ 22	$ 11
Average interest rates	7.2%	7.2%	7.0%	6.3%
Other loans	$ 3	-	-	-
Average interest rates	4.4%	-	-	-
Senior deferrable notes	-	-	$ 863	-
Average interest rates	-	-	7.2%	-
Notional amount of interest rate exchange agreements (variable to fixed)	$ 1,157	$ 300	-	-
Average interest rate paid (fixed)	5.9%	5.9%	-	-
Average interest rate received (variable)	1.9%	2.1%	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	-	$ 47
Average interest rate cap	-	-	-	7.5%
Average interest rate floor	-	-	-	5.5%

(In millions) ---------------	2006 -------	Thereafter -------------	Total -------	Fair value March 30, 2002 ---------------
Debt
Commercial paper and other short-term notes	-	$ 1,330	$ 1,330	$ 1,330
Average interest rates	-	2.2%	2.2%	2.2%
Credit facilities	-	-	$ 2,890	$ 2,890
Average interest rates	-	-	3.5%	3.5%
Notes and debentures	$ 600	$ 4,701	$ 6,669	$ 6,053
Average interest rates	7.5%	8.4%	8.1%	8.9%
Euro-denominated bonds	-	-	$ 262	$ 246
Average interest rates	-	-	4.8%	7.8%
Revenue bonds	-	$ 812	$ 869	$ 799
Average interest rates	-	5.3%	5.2%	5.5%
Capital leases	$ 7	$ 95	$ 122	$ 122
Average interest rates	8.8%	8.6%	8.0%	8.7%
European debt	$ 8	$ 27	$ 110	$ 110
Average interest rates	6.2%	5.9%	6.7%	6.7%
Other loans	-	-	$ 3	$ 3
Average interest rates	-	-	4.4%	3.8%
Senior deferrable notes	-	-	$ 863	$ 881
Average interest rates	-	-	7.2%	3.8%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 1,457	$ (34)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	2.0%	2.0%
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 2
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-		5.5%	5.5%

The Corporation has the intent to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2006. At March 30, 2002, the Corporation did not have any commercial paper or money markets outstanding.

The following table presents commitment amounts by year of expected expiration for the Corporation's lines of credit and standby letters of credit agreements.

(In millions) ---------------	2002 -------	2003 -------	2004 -------	2005 -------
Lines of credit	$ 1	-	$ 1	-
Standby Letters of Credit**	-	-	-	-

(In millions) ---------------	2006 -------	Thereafter -------------	Total -------
Lines of credit	$ 1	-	$ 3
Standby Letters of Credit**	-	$ 74	$ 74

---------------
**	The Standby Letters of Credit for Bank of America totaling $407 million are excluded from the balance and included as amounts outstanding to reduce the available credit under the credit facilities.

The Corporation has the intent to renew the Standby Letters of Credit where appropriate as they mature; therefore, the obligations do not have a definite maturity date.

At March 30, 2002, the Corporation had interest rate exchange agreements that effectively converted $1,457 million of floating rate obligations with a weighted average interest rate of 1.9% to fixed rate obligations with an average effective interest rate of approximately 5.9%. These agreements increased interest expense by $15 million at March 30, 2002. The agreements had a weighted-average maturity of approximately seven months at March 30, 2002.

At March 30, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. There was an immaterial effect on the Corporation's interest expense related to these agreements. The agreements had a weighted-average maturity of approximately four years at March 30, 2002.

The estimated fair value of the Corporation's interest rate exchange agreements at March 30, 2002 was a $32 million liability. The liability balance represents the estimated amount the Corporation could have paid upon termination of the agreements. The fair value at March 30, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

The Corporation uses interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap arrangements manage exposure to interest rate changes and are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Under these agreements, the Corporation makes payments to counterparties at fixed interest rates and in turn receives payments at variable rates. The Corporation entered into interest rate exchange agreements in prior years to protect against the increased cost associated with a rise in interest rates. The Corporation may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

The Corporation's senior management has established the parameters of the Corporation's financial policies, which have been approved by the Board of Directors. These include balancing the Corporation's debt and equity to keep its weighted average cost of capital low while retaining the flexibility needed to ensure that the Corporation can meet its financial obligations when or before they come due and to finance attractive business opportunities. Historically the Corporation has set debt targets based on the cash generating capability of the Corporation under various business scenarios. The Corporation experiences variances in its cash flow from period to period and various statistical methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

The Corporation maintains a high portion of its debt as long-term at fixed interest rates. The Corporation intends to manage the maturities of its long-term debt so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, the Corporation seeks to have 75% of its aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of its accounts receivable. The Corporation utilizes bank credits for temporary short and/or intermediate term financing usually bridging known or expected events. Additionally, the Corporation maintains committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. As of March 30, 2002, unused capacity exceeded $1.3 billion, of which $675 million is available for borrowing pursuant to certain restrictive debt covenants. This limitation on available credit will be reduced as the Corporation pays down debt.

The Corporation intends to review its aggregate debt objective to achieve greater flexibility to finance growth and investment opportunities. The Corporation may determine that a lower debt target than its cash flow and its variances otherwise would justify is appropriate.

During the first quarter of 2002, the Corporation paid dividends totaling $29 million. During the first quarter of 2001, the Corporation paid dividends totaling $28 million and $20 million, for Georgia-Pacific Group and The Timber Company, respectively.

OTHER. The Corporation employs approximately 75,000 people, approximately 28,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Fifty-six union contracts are subject to negotiation and renewal in 2002, including nine at major facilities. Thirteen of these contracts were renewed during the first quarter of 2002.

On May 7, 2002, the Board of Directors approved separating the Corporation into two public companies. The separation will align the Corporation's businesses into a consumer products and packaging company and a building products and distribution company, each of which will have a distinct strategic focus and competitive strengths and the potential for creation of additional value. The separation is expected to produce a number of other important benefits as well, such as creating both a value-added consumer products and packaging company with strong brands and stable cash flows, and one of the strongest domestic building products companies; providing more focused employee performance incentives; eliminating cross-subsidies, with each business free to use its cash flow to reinvest or distribute to shareholders as appropriate; and allowing each business to adopt its own capital structure. The new consumer products and packaging company will consist of the Corporation's consumer products business, packaging business and pulp and paper business. After the separation, Georgia-Pacific will consist of the Corporation's building products manufacturing and distribution businesses and the Unisource paper distribution business. The Corporation intends to effect the separation through an initial public offering of approximately 15% to 20% of the outstanding shares of the new consumer products and packaging company. The initial public offering is expected to occur in the third quarter of 2002. The Corporation's bondholders will be offered the opportunity to exchange their current Georgia-Pacific Corporation bonds for bonds of the new consumer products and packaging company in a manner that preserves bondholder value. In connection with the separation, new credit facilities will be raised and new long-term bonds will be issued by Georgia-Pacific to repay existing indebtedness. The full separation of the new consumer products and packaging company from Georgia-Pacific is expected to be completed in the first half of 2003 through a tax-free distribution of shares to existing Georgia-Pacific shareholders. The structure and timing of the transactions outlined above are subject to a number of factors, including industry conditions and capital markets.

On May 8, 2002, Moody's Investor Service cut the Corporation's unsecured debt rating to "Ba1" from "Baa3", and its commercial paper rating to "Not-Prime" from "Prime-3".

Critical Accounting Policies

The following are accounting policies that management believes are most important to the portrayal of the Corporation's financial condition and results and require management's most difficult, subjective, or complex judgments.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Corporation's accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing the Corporation's projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters. The Corporation recognizes a liability for environmental remediation and legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. The Corporation also has insurance that covers losses on certain environmental claims and records a receivable to the extent that the realization of the insurance is deemed probable. This receivable is recorded at undiscounted amounts and is reflected as assets in the accompanying consolidated balance sheets.

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, the Corporation is assessing the recoverability of its goodwill. After the transition, the Corporation will review the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $8.3 billion at March 30, 2002 and represented 31% of total assets. The Corporation assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Corporation projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European towel and tissue. Management is evaluating the effect of this statement on these reporting units. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. In the first quarter of 2001, goodwill amortization expense aggregated $61 million, which included $43 million in the consumer products segment, $5 million in the packaging segment, $12 million in the bleached pulp and paper segment and $1 million in the building products segment.

In the first quarter of 2002, the Corporation changed its method of computing LIFO inventory increments from year-to-date average cost to latest acquisition cost. The Corporation believes that the latest acquisition cost more closely aligns the value of increases in inventory with physical quantities giving rise to the increases and that this method more appropriately reflects the underlying substance of changes in inventory. In addition, the Corporation changed its method of pooling LIFO inventories from a statutory legal entity approach to an approach that allows the alignment by business segment. The Corporation believes that this approach results in better matching of costs to revenues in a manner that is more consistent with the way the businesses are managed. The cumulative effect of these changes on prior years was not determinable. These changes did not have a material effect on 2002 results of operations or financial position.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Effective December 30, 2001, the Corporation adopted SFAS No. 144, which did not have an effect on the Corporation's results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. As a result, the criteria in Opinion 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13, Accounting for Leases to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. Any gains or losses previously classified as extraordinary items in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. Management is evaluating whether previously reported extraordinary losses will need to be reclassified and the other effects of this statement on the Corporation's results of operations and financial position.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis", including statements regarding the separation and the proposed initial public offering of Georgia-Pacific's consumer products and packaging businesses and any other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: future action of the Board of Directors of Georgia-Pacific and that of the new company; the industry's production capacity continuing to exceed demand for its pulp and paper products, necessitating continued market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of costs associated with environmental compliance and remediation and litigation; the general level of economic activity in U.S. and export markets; further decreases in the level of housing starts or lessened home remodeling in the U.S.; fluctuations in interest rates and currency exchange rates; the effect of general global economic conditions on the demand for timber; the effect of any material changes in the available supply and cost of timber and wood fiber, including the levels of harvests from public lands, and the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; the ability of the Corporation to successfully separate its consumer products and packaging businesses and its building products businesses; the Corporation's substantial indebtness and other risks, uncertainties and assumptions discussed in the Corporation's periodic filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended December 29, 2001.

For a discussion of commitments and contingencies refer to Note 11 of the Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION
---------------------------
GEORGIA-PACIFIC CORPORATION
March 30, 2002
Item 1.	Legal Proceedings

The information contained in Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 3.2 -	Bylaws, as amended to date.

		Exhibit 18 -	Letter re change in accounting principles.

	(b)	Reports on Form 8-K

Item 5.

Other Events - On January 24, 2002, the Georgia-Pacific Corporation (the "Company") issued a press release announcing the financial results of the Company for the fourth quarter and full year 2001 results.

		Item 7.	Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff Executive Vice President - Finance and Chief Financial Officer

by /s/ James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

Exhibit Index to Form 10-Q

Exhibit No. Sequentially Numbered Description

3.2	Bylaws, as amended to date.

18	Letter re. change in accounting principles.

