Form 10-Q
period 2002-06-29
GEORGIA PACIFIC CORP
filed 2002-08-13
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2002

or

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

As of the close of business on August 6, 2002, Georgia-Pacific Corporation had 232,044,236 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION
------------------------------------------
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries

	Second Quarter --------------------------------		First Six Months --------------------------------
(In millions, except per share amounts)	2002	2001	2002	2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,222	$ 6,603	$ 12,018	$ 12,920
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales, excluding depreciation and amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairments
  Other loss (income), net

	4,831 500 260 267 221 208 7	5,067 514 351 268 289 58 (23)	9,282 994 519 532 454 208 10	10,054 1,026 706 549 599 115 (27)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,294	6,524	11,999	13,022
-------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes Provision for income taxes	(72) 11	79 50	19 41	(102) 5
--------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation, net of taxes	(83) -	29 36	(22) -	(107) 58
--------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change, net of taxes	(83) - -	65 - -	(22) - (545)	(49) (12) 11
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (83)	$ 65	$ (567)	$ (50)
===========================================================================================
Continuing Operations: (Loss) income from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ (83) - -	$ 29 - -	$ (22) - (545)	$ (107) (12) 11
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (83)	$ 29	$ (567)	$ (108)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share: (Loss) income from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting change, net of taxes	$ (0.36) - -	$ 0.13 - -	$ (0.10) - (2.37)	$ (0.47) (0.05) 0.04
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (0.36)	$ 0.13	$ (2.47)	$ (0.48)
--------------------------------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
Georgia-Pacific Corporation and Subsidiaries

	Second Quarter --------------------------------		First Six Months --------------------------------
(In millions, except per share amounts)	2002	2001	2002	2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options Employee stock purchase plans	230.0 - -	226.4 2.3 0.3	229.9 - -	225.9 - -
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	230.0	229.0	229.9	225.9
===========================================================================================
Discontinued Operation: Net income Basic net income per common share Diluted net income per common share	$ - $ - $ -	$ 36 $ 0.45 $ 0.44	$ - $ - $ -	$ 58 $ 0.72 $ 0.71
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options	- -	80.7 0.8	- -	80.6 0.7
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	-	81.5	-	81.3
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Six Months ----------------------------------------
(In millions)	2002	2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net loss
Adjustments to reconcile net income to cash provided by operations:
  Cumulative effect of accounting change, net of taxes
  Asset impairment
  Other loss (income)
  Depreciation and amortization
  Deferred income taxes
  Change in working capital
  Tax benefit on stock options
  Other

	$ (567) 545 208 10 519 (62) (237) - 3	$ (50) (11) 115 (27) 719 9 (57) 12 (39)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	419	671
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Net proceeds from sales of assets Other	(268) - - 22 (4)	(382) (22) (68) 694 (2)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(250)	220
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Net decrease in short-term debt
Net increase (decrease) in bank overdrafts
Cash dividends paid
Proceeds from option plan exercises
Fees paid to issue debt

	(1,889) 1,797 (76) 70 (58) 3 (3)	(1,174) 1,339 (857) (134) (97) 72 (30)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(156)	(881)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	13 31	10 40
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 44	$ 50
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	June 29, 2002	December 29, 2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $45 and $39, respectively Inventories Deferred income tax assets Other current assets	$ 44 2,588 2,506 98 492	$ 31 2,352 2,512 101 464
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	5,728	5,460
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	19,002 (9,477)	18,843 (9,051)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	9,525	9,792
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	7,609	8,265
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	702	713
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,031	2,134
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 25,595	$ 26,364
===========================================================================================

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	June 29, 2002	December 29, 2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 2,208 189 1,716 269 920	$ 2,284 572 1,630 300 1,024
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,302	5,810
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	9,689	9,358
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	863
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	3,621	3,582
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,763	1,846
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 13)

Shareholders' equity
  Common stock
   par value $.80; 400,000,000 shares authorized; 230,277,000 and 230,095,000 shares issued
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	184 2,528 1,696 (3) (48)	184 2,521 2,321 (3) (118)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	4,357	4,905
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 25,595	$ 26,364
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Second Quarter ----------------------------------		First Six Months ----------------------------------
(In millions)	2002	2001	2002	2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income Other comprehensive income (loss), net of tax: Foreign currency translation adjustments Derivative instruments Minimum pension liability adjustment	$ (83) 129 10 1	$ 65 (9) (4) -	$ (567) 120 21 (71)	$ (50) (35) (22) 1
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)	$ 57	$ 52	$ (497)	$ (106)
===========================================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
JUNE 29, 2002
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

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation's manufacturing and timber businesses. The Corporation's manufacturing and timber businesses are referred to hereinafter as the "Georgia-Pacific Group" and "The Timber Company", respectively. On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek Timber Company, Inc. ("Plum Creek") (see Note 7). The results of The Timber Company through October 6, 2001 are reported as discontinued operations in the accompanying consolidated financial statements.

The Corporation classifies certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $143 million and $285 million for the second quarter and first six months of 2002, respectively, and $155 million and $316 for the second quarter and first six months of 2001.

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

Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, the Corporation recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and a $2 million transition adjustment (net of taxes of $1 million) in other comprehensive loss.

Business Separation

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

8

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

2.

GOODWILL AND INTANGIBLE ASSETS. Effective December 30, 2001, the Corporation adopted SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European consumer products.

The adoption of SFAS No. 142 required the Corporation to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of the Corporation's reporting units. In this assessment, the Corporation compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002.

The $545 million goodwill impairment related only to the Corporation's Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

On August 13, 2002, the Corporation entered into a letter of intent to sell 60% of its Unisource paper distribution business for approximately $850 million in after-tax proceeds and $170 million of notes receivable. The Corporation will retain a 40% interest in the business. Based on the terms of the letter of intent, the Corporation has concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, the Corporation recorded an after-tax charge of $170 million which is comprised of an additional goodwill impairment charge of $106 million and a pretax fixed asset impairment charge of $102 million ($64 million after tax) in its bleached pulp and paper segment. Following these impairment charges, the related goodwill has been completely eliminated and fixed assets remaining were approximately $137 million. Once the sale is completed, the Corporation expects to recognize an additional tax benefit of approximately $180 million, which is included in the total after-tax proceeds. The sale is expected to be completed in the fourth quarter of 2002.

In addition, during the second quarter of 2002, the Corporation reclassified goodwill for certain tax liabilities recorded in connection with the Unisource acquisition.

9

The changes in the carrying amount of goodwill for the first six months of 2002 are as follows:

In millions	Consumer products	Packaging	Bleached pulp and paper	Building products	All other	Consolidated
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance as of December 29, 2001	$ 6,627	$ 621	$ 975	$ 42	$ -	$ 8,265

Cumulative effect of change in accounting principle - adoption of SFAS No. 142	-	-	(545)	-	-	(545)

Goodwill impairment	-	-	(106)	-	-	(106)

Foreign currency translation	45	-	-	(2)	-	43

Balance sheet reclassifications	-	-	(48)	-	-	(48)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance as of June 29, 2002	$ 6,672	$ 621	$ 276	$ 40	$ -	$ 7,609
================================================================================================

SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. In the first six months of 2001, goodwill amortization expense aggregated $123 million, which included $87 million in the consumer products segment, $11 million in the packaging segment, $24 million in the bleached pulp and paper segment and $1 million in the building products segment. Had the Corporation discontinued amortization of goodwill in the prior year, operating results for the second quarter and first six months of 2001 would have been as follows:

In millions	Second Quarter 2001	First Six Months 2001
-------------------------------------------------------------------------------------------------------------------
Continuing operations: Income (loss) from continuing operations, as reported Add back: goodwill amortization	$ 29 62	$ (107) 123
-------------------------------------------------------------------------------------------------------------------
Adjusted income from continuing operations	$ 91	$ 16
==================================================================
Net income (loss) as reported Add back: goodwill amortization	$ 29 62	$ (108) 123
-------------------------------------------------------------------------------------------------------------------
Adjusted net income	$ 91	$ 15
==================================================================
Basic and diluted earnings per share: Income (loss) from continuing operations, as reported Add back: goodwill amortization	$ 0.13 0.27	$ (0.47) 0.54
------------------------------------------------------------------------------------------------------------------
Adjusted income from continuing operations	$ 0.40	$ 0.07
==================================================================
Net income (loss) as reported Add back: goodwill amortization	$ 0.13 0.27	$ (0.48) 0.54
-------------------------------------------------------------------------------------------------------------------
Adjusted net income	$ 0.40	$ 0.06
==================================================================

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of June 29, 2002		As of December 29, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
----------------------------------------------------------------------------------------------------------------------------------
Trademarks	$ 606	$ 23	$ 602	$ 15
Patents and Other	146	27	145	19
----------------------------------------------------------------------------------------------------------------------------------
Total	$ 752	$ 50	$ 747	$ 34
==========================================================================

Aggregate Amortization Expense:

First six months of 2002	$ 15
=====
Estimated Amortization Expense:

For fiscal year 2003	$ 30
For fiscal year 2004	30
For fiscal year 2005	30
For fiscal year 2006	30
For fiscal year 2007	18

The Corporation does not have any intangible assets (other than goodwill) that are not subject to amortization.

3.

PROVISION FOR INCOME TAXES. The effective tax rate in 2002 was different than the statutory tax rate primarily because of the write-off of nondeductible goodwill, offset somewhat by lower international effective tax rates and utilization of state tax credits. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions.

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

5.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

Six Months Ended -----------------------------------------
(In millions)	2002	2001
---------------------------------------------------------------------------------------------------------------------------------------------------

Total interest costs Interest capitalized	$ 458 (4)	$ 603 (4)
---------------------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 454	$ 599
====================================================================================
Interest paid	$ 439	$ 628
====================================================================================
Income tax paid (refunds received), net	$ 62	$ (31)
====================================================================================

6.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	June 29, 2002	December 29, 2001
---------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 570 1,530 507 (101)	$ 628 1,537 504 (157)
---------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,506	$ 2,512
====================================================================================

7.

ACQUISITIONS AND DIVESTITURES. During the first six months of 2002, the Corporation disposed of various assets including a wallboard paper mill for a total of $22 million in cash and recognized a pretax loss of $10 million which was reflected in "Other (income) loss, net" in the accompanying consolidated statements of income. During the first six months of 2001, the Corporation sold various assets including an industrial wood products property, a lumber mill, a paper distribution business and timberlands for a total of $113 million in cash and recognized a pretax gain of $54 million, $27 million of which was reflected in "Other (income) loss, net" and $27 million of which was reflected in "Income from discontinued operation, net of taxes" in the accompanying consolidated statements of income.

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

12

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

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements. Operating results of the discontinued operation were as follows:

In millions	Second Quarter 2001	Six Months Ended 2001
-------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 89	$ 180
================================================================================
Income before income taxes Provision for income taxes	$ 57 (21)	$ 93 (35)
-------------------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operation	$ 36	$ 58
================================================================================

8.

RESTRUCTURING. In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, the Corporation determined that it would strategically reposition its communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at its Camas Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, the Corporation recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2001, approximately 605 employees were terminated and approximately $55 million of the reserve was used to pay termination benefits. During 2002, approximately 112 employees were terminated and approximately $10 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas facility closing activities (primarily demolition activities) are expected to be completed early in 2003. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 29, 2001 through June 29, 2002:

Type of Cost In millions	Liability Balance at December 29, 2001	Use	Liability Balance at June 29, 2002
--------------------------------------------------------------------------------------------------------------------
Employee termination Facility closing costs	$ 23 58	$ (10) (10)	$ 13 48
--------------------------------------------------------------------------------------------------------------------
Total	$ 81	$ (20)	$ 61
===================================================================

On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. This decision was based on the age of the facility and the extraordinarily high energy costs on the West Coast in late 2000. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a pretax charge to earnings in the consumer products segment of approximately $57 million for the write-off and impairment of assets, approximately $13 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $82 million total pretax charge to earnings, $78 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. The carrying value of the assets for which the impairment was recorded, subsequent to the write down, was approximately $5 million at March 30, 2001. During 2001, 410 employees were terminated and all of the employee termination reserve was used to pay termination benefits.

In connection with overall weak market conditions in the wallboard market due to excess capacity in the industry, the Corporation announced in June 2001 that it would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation's gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the write down, was approximately $35 million at June 2001. During 2001, 234 employees were terminated and approximately $3 million of the reserve was used to pay termination benefits.

9.

DEBT. The Corporation's total debt, excluding senior deferrable notes, decreased to $12,086 million at June 29, 2002 from $12,214 million at December 29, 2001. At June 29, 2002, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes and including outstanding interest rate exchange agreements was 6.38%.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $63 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.3 billion and CN $95 million was outstanding under these programs at June 29, 2002. Of the $1.3 billion in the United States program, $395 million will expire in September 2002 and the remaining $900 million expires in December 2002. The Canadian program expires in May 2004. The Corporation expects to renew these agreements prior to expiration. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On April 27, 2002, the Corporation issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds. On June 15, 2002, $300 million of the Corporation's 9.95% debentures matured.

At June 29, 2002, the Corporation's unsecured financing facility totaled $850 million with a maturity date of August 16, 2002 and the unsecured revolving credit facility totaled $3,750 million with a maturity date of November 3, 2005. Borrowings under the agreements bear interest at market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.2% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first six months of 2002, the Corporation paid $4 million in facility fees. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At June 29, 2002, $3,429 million was borrowed under the credit agreements at a weighted-average interest rate of 3.1%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The Corporation's amounts outstanding under the credit agreements include the following:

In millions	June 29, 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility Capital Markets Bridge Facility	$ 3,750 850
-----------------------------------------------------------------------------------------------------------------------------------------------
Credit facilities available	4,600
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Amounts Outstanding: Letter of Credit Agreements** Multi-Year Revolving Credit Facility due November 2005, average rate of 3.47% Capital Markets Bridge Facility due August 2002, average rate of 3.59%	(399) (2,180) (850)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(3,429)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit available*	$ 1,171
==================================================================================

*

At June 29, 2002, the Corporation was limited to $979 million of incremental debt available pursuant to certain restrictive debt covenants and its outstanding debt balance at June 29, 2002. This limitation on available credit will be reduced as the Corporation pays down debt.

**	The Letter of Credit Agreements only include Standby Letters of Credit.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to net worth plus funded indebtedness) of 72.50% on June 29, 2002; 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, "EBITDA", to interest charges) of 2.25 to 1.00 on June 29, 2002 and September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million. The Corporation was in compliance with these debt covenants as of June 29, 2002 with a leverage ratio of 70.70%, an interest coverage ratio of 2.81 to 1.00, and a debt balance of $12,086 million.

At June 29, 2002, the Corporation had interest rate exchange agreements that effectively converted $1,441 million of floating rate obligations with a weighted average interest rate of 1.95% to fixed rate obligations with an average effective interest rate of approximately 5.87%. These agreements increased interest expense by $30 million during the first six months of 2002. The agreements had a weighted-average maturity of approximately four months at June 29, 2002.

At June 29, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. This agreement reduced interest expense by $1.2 million during the first six months of 2002. The agreement had a weighted-average maturity of approximately three years at June 29, 2002.

The estimated fair value of the Corporation's interest rate exchange agreements at June 29, 2002 was a $17 million liability. The liability balance represents the estimated amount the Corporation would have to pay to terminate the agreements. The fair value at June 29, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

As of June 29, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission during fiscal year 2000.

The Corporation's borrowing arrangements contain a number of financial and non-financial covenants, which restrict the activities of the Corporation. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. The Corporation is in compliance with the covenants of these agreements.

On May 8, 2002, Moody's Investor Service changed the Corporation's unsecured debt rating to "Ba1" from "Baa3", and its commercial paper rating to "Not-Prime" from "Prime-3".

On August 7, 2002, the Corporation announced that it obtained a $650 million bridge financing commitment from Bank of America, N.A. and Goldman Sachs Credit Partners, L.P. This bridge loan, along with the available cash and borrowings from existing bank credit facilities, will be used to repay $850 million in bridge financing due August 16, 2002. Under the terms of this commitment, the lenders have the right to cause the Corporation to repay or refinance this bridge loan in full on the earlier of February 16, 2003 or forty-five days after the Corporation terminates the transactions described in Note 1 -- Business Separation above. If the Corporation does not make other financing arrangements satisfactory to the lenders, they have the right to arrange and manage the financing necessary for such repayment or refinancing, which would be secured by a first lien on the receivables and inventory of the Corporation and its subsidiaries to the extent permitted by the Corporation's other financing arrangements.

10.

SENIOR DEFERRABLE NOTES. In July 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit consists of a purchase contract that obligates the holder to purchase shares of Georgia-Pacific common stock for $50 on or prior to August 16, 2002 and a senior deferrable note of the Corporation due August 16, 2004. The amount of shares purchased per PEPS Unit will be based on the average closing price of Georgia-Pacific common stock over a 20-day trading period ending August 13, 2002. Assuming an average stock price of less than $47.375 per share, the Corporation expects to issue approximately 18.2 million shares of Georgia-Pacific common stock in 2002. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of 7.15% per year, paid quarterly, until August 16, 2002. The terms of the PEPS offering included a remarketing of the senior deferrable notes on August 16, 2002. On August 7, 2002, the Corporation announced that the senior deferrable notes would not be remarketed. The liability related to the PEPS Units is classified as "Senior deferrable notes" on the accompanying consolidated balance sheets.

11.

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

Cash Flow Hedges: The Corporation uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $1.3 billion at June 29, 2002. The fair market value of such contracts was a liability of $15 million at June 29, 2002.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of June 29, 2002, approximately $18 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months. These losses are primarily related to the floating-to-fixed interest rate swap agreements and are due to the significant decrease in interest rates during the contract terms.

Hedge of the net investment in a foreign operation: At June 29, 2002, the Corporation had outstanding approximately $273 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe.

Non-designated/ineffective derivative instruments: The Corporation has two foreign currency interest rate swap agreements that were assumed in the acquisition of Fort James. These agreements do not qualify for hedge accounting. Included in the cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements. The fair value of these agreements at June 29, 2002 was a liability of approximately $1 million. The Corporation also has three interest rate swaps that, during the third quarter of 2001, were no longer highly effective in offsetting changes in cash flows of the borrowings hedged. The notional amount of these instruments was $127 million. At June 29, 2002, the fair market value of these three instruments was a liability of approximately $2 million.

During 2000, the Corporation entered into a derivative agreement in connection with the sale of certain packaging assets whereby the Corporation has guaranteed a certain margin on the buyer's production. This derivative agreement expires in 2005. This agreement does not qualify for hedge accounting because the buyer's production does not qualify as a hedged item in accordance with SFAS No. 133. The Corporation also entered into certain commodity swap agreements to offset the gain on the aforementioned derivative agreement. The net fair value of these derivative agreements was $17.3 million (pre-tax) at December 30, 2000 and is included in the cumulative effect of accounting change. Effective December 28, 2001, the Corporation terminated the offsetting commodity agreements. The termination was effective with the counter-party's bankruptcy filing. As of June 29, 2002, the fair market value of the original derivative agreement was an asset of $9.1 million.

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

18

12.

LONG-TERM APPRECIATION PLAN. In 2001 the Corporation began granting stock appreciation rights ("SAR") for issuance under the 2001 Long-Term Appreciation Plan (the "LTAP"). The LTAP provides for the granting of SAR units to key employees of the Corporation. During the first six months of both 2002 and 2001, the Corporation granted 2.4 million SAR units under the LTAP with an exercise price of $24.44 per unit in 2002 and $29.47 per unit in 2001, respectively. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. These SAR units vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. During the second quarter and first six months of 2002 the Corporation did not record compensation expense related to these SARs. During the second quarter and first six months of 2001, the Corporation recorded compensation expense of $3 million.

13.	COMMITMENTS AND CONTINGENCIES.

ENVIRONMENTAL MATTERS

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

The Corporation is involved in environmental remediation activities at approximately 169 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which it is involved, the Corporation estimates that approximately 36% are being investigated, approximately 21% are being remediated and approximately 43% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation's share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating the Corporation's liabilities. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. To the extent that the Corporation is aware of unasserted claims, considers them probable, and can estimate their potential costs, the Corporation includes appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $122 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in the Corporation's environmental liability account for the last three fiscal years and first half of 2002.

In millions	First Six Months	Fiscal Year Ended
2002		2001	2000	1999
-------------------------------------------------------------------------------------------------------------------------
Beginning balance	$ 308	$ 120	$ 57	$ 47
Expense charged to earnings: Related to previously existing matters Related to new matters	12 -	2 -	29 1	22 3
Amounts related to acquisitions/(divestitures): Amounts assumed by others in divestitures Original purchase price allocations Changes in allocation of purchase price	- - -	- - 207	- 49 -	- 1 -
Payments	(8)	(21)	(16)	(16)
-------------------------------------------------------------------------------------------------------------------------
Ending balance	$ 312	$ 308	$ 120	$ 57
=====================================================================

Expense charged to earnings in the above table includes amounts accrued for new matters and changes in existing estimates. Payments represent amounts paid in full or partial settlement or for environmental studies and similar costs.

KALAMAZOO RIVER SUPERFUND SITE

The Corporation is implementing an Administrative Order by Consent ("AOC") entered into with the Michigan Department of Natural Resources and the United States Environmental Protection Agency ("United States EPA") regarding an investigation of the Kalamazoo River Superfund Site. The Kalamazoo River Superfund Site is comprised of 35 miles of the Kalamazoo River, three miles of Portage Creek and a number of operable units in the form of landfills, waste disposal areas and impoundments. The Corporation became a PRP in the site in December 1990 by signing the AOC. There are two other named PRPs at this time. The contaminant of concern is polychlorinated biphenyls ("PCBs") in the river sediments and residuals in the landfills and waste disposal areas.

A draft Remedial Investigation/Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other PRPs. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. In February, 2001, the PRPs, at the request of the State of Michigan, also evaluated 9 additional potential remedies. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of riverbank and long-term monitoring of the riverbed. The total cost for this remedy is approximately $73 million. It is unknown over what time frame these costs will be paid out. The United States EPA has recently taken over management of the RI/FS and is evaluating the proposed remedy. The Corporation cannot predict what impact or change will result from the United States EPA's assuming management of the site.

The Corporation is paying 50% of the costs for the river portion of the RI/FS investigation based on an interim allocation. This 50% interim allocation includes the share assumed by Fort James prior to its acquisition by the Corporation. Several other companies have been identified by government agencies as PRPs, and all but one is believed to be financially viable. The Corporation is currently engaged in cost recovery litigation against two other parties, and has identified several more parties that it believes have some share of liability for the river.

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

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/ A Site landfill, will be approximately $8 million. The Corporation is still negotiating the final closure agreement with the State of Michigan. It is anticipated these costs will be paid out over the next five years, and for post-closure care for 30 years following certification of the closure. The Corporation is solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill, and is sharing investigation costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between the Corporation and Millennium Holdings has not been made, however, the Corporation's share should not exceed 50%.

The Corporation has spent approximately $27 million on the Kalamazoo River Superfund Site through December 29, 2001 broken down as follows:

Site	(in millions)
River	$13.8
King Highway	8.7
A Site	1.7
Willow Blvd.	2.8
$27.0

All such amounts were charged to earnings.

The reserve for the Kalamazoo River Superfund Site is based on the assumption that the bank stabilization remedy will be selected as the final remedy by the United States EPA and the State of Michigan, and that the costs of the remedy will be shared by several other PRPs. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that the reserves are adequate; however, it is reasonably possible that costs associated with the Kalamazoo River Superfund Site may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million.

FOX RIVER SITE

The Fox River site in Wisconsin is comprised of 39 miles of the Fox River and Green Bay. The site was nominated by the United States EPA (but never finally designated) as a Superfund Site due to contamination of the river by PCBs through wastewater discharged from the recycling of carbonless copy paper from 1953-1971. The Corporation became a PRP through its acquisition of Fort James.

In October 2001, the Wisconsin Department of Natural Resources ("WDNR") and the United States EPA released for public comment a draft RI/FS and proposed remedial action plan ("PRAP") for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. Those comments questioned the WDNR's assumed costs for dredging, because information from other remediation dredging projects indicated costs per cubic yard of material dredged were significantly higher than those used by WDNR. The Corporation and other PRPs also questioned the need to dredge the amount of sediment called for by the proposed remedy. The Corporation believes that other alternatives involving substantially less dredging would meet the risk reduction goals of WDNR. The final cleanup alternative to be selected and implemented, the costs of the alternative, and the Corporation's share of such costs, are unknown at this time.

Six other companies have been identified by the governments as PRPs, most of which are believed to be financially viable. The Corporation, under an interim allocation, is paying 30 percent of costs incurred by the PRPs in analyzing and responding to the various agency reports, including the RI/FS and PRAP. The Corporation believes its ultimate liability will be less than 30 percent. It is unknown over what time frame these costs will be paid out.

The Corporation's reserves for the Fox River site are based on the assumptions that the volume of sediment to be dredged will be less than the amount discussed in the PRAP, that the cost per cubic yard of sediment removed will be several times higher, as well as the Corporation's estimate of its ultimate share of such liability. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that its reserves are adequate; however, it is reasonably possible that costs associated with the site may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $15 million.

The Corporation has spent approximately $27.9 million from 1995 to December 29, 2001 on the Fox River site, some of which was spent by Fort James prior to its acquisition by the Corporation. All such amounts were charged to earnings.

In October 2000, the United States Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. The Corporation has entered into an agreement with the WDNR and the FWS that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12.5 million, and to date has paid approximately $8.7 million of this amount. The agreement will be effective when entered by a Federal District Court in Wisconsin later this year. The $12.5 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

In 1999 the Corporation and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc., contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue's status as a PRP, and indemnified the Corporation and the joint venture against these liabilities. In 2001, the Corporation (having acquired all of Chesapeake's interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) ("SCA") and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which the Corporation acquired Chesapeake's interest in the joint venture, Chesapeake specifically agreed that the Corporation would retain Chesapeake's prior indemnification for such liabilities.

WHATCOM WATERWAY SUPERFUND SITE

The Whatcom Waterway is a Federal channel located adjacent to the Corporation's pulp and paper mill in Bellingham, Washington. The State declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named the Corporation as a Potentially Liable Party ("PLP") in the case. The State is presently preparing to name other PLPs in the case.

An RI/FS completed by the Corporation identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. It is anticipated these costs will be paid out over the next 5 to 10 years. The Corporation has completed interim remedial action and habitat restoration of a portion of the site. Environmental monitoring of this portion of the site is ongoing. The reserve for the Whatcom Waterway site is based on the assumptions that the $23 million proposed remedy involving limited dredging and capping will be selected by the State of Washington as the final remedy and that the cost of the remedy will be shared among a small group of PLPs.

The Corporation has spent approximately $2.9 million through December 29, 2001 on the Whatcom Waterway site, all of which was charged to earnings.

OTHER

The Corporation is finalizing a settlement for alleged violations of an air permit at Ft. Bragg, California. The allegations involve the burning of demolition wood waste as a fuel source in its three boilers. The Corporation will pay $250,000 as part of the settlement.

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

The following table presents information about the approximate number of the Corporation's asbestos claims during the past three fiscal years and the most recent quarterly period:

	First Six Months	Fiscal Year Ended
	2002	2001	2000	1999
Claims Filed [1]	17,600	39,700	55,600	29,100
Claims Resolved [2]	15,400	30,900	46,000	22,000
Claims Unresolved at End of Period	64,400	62,200	53,400	43,800

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation.
[2]

Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 900 asbestos premises liability claims.

As of June 29, 2002, the Corporation had either settled, had dismissed or was in the process of settling a total of approximately 250,000 asbestos claims. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim. Substantially all of the amounts it has paid to date for settled claims, and anticipates paying for pending claims, have been covered by product liability insurance. The amounts not covered by such insurance have been immaterial to date. In the future, the Corporation expects that the percentage of its asbestos liabilities to be reimbursed by its insurers will decrease as it begins to make use of layers of insurance coverage in which there are some insolvent carriers and with respect to which there are various allocation and coverage issues. The annual average settlement payment per asbestos claimant has fluctuated up and down during the three year period ended December 29, 2001, and management of the Corporation expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose.

In the Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally-recognized consultants in asbestos liability and insurance, to work with it to project the amount, net of insurance, that it would pay for its asbestos-related liabilities and defense costs through 2011. The methodology employed by NERA to project the Corporation's asbestos-related liabilities and defense costs included: 1) an analysis of the population likely to have been exposed or to claim exposure to products manufactured by the Corporation; 2) the use of epidemiological studies to estimate the number of people who might allege exposure to the Corporation's products that would be likely to develop asbestos-related diseases in each year between 2002 and 2011; 3) an analysis of the Corporation's recent claims history to estimate likely filing rates for these diseases for the period 2002 through 2011; 4) an analysis of the Corporation's currently pending asbestos claims; and 5) an analysis of the Corporation's historical asbestos settlements and defense costs to develop average settlement values and defense costs, which varied by disease type and the nature of claim, to estimate costs likely to be associated with currently pending and projected asbestos claims through 2011. Based upon its analysis, NERA projected that the Corporation's total, undiscounted asbestos liabilities, including defense costs, over the next 10 years will be less than $1 billion (including payments related to claims pending as of December 31, 2001).

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

Using NERA's projection, Peterson Consulting and the Corporation reviewed the Corporation's existing insurance arrangements and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the credit worthiness of the Corporation's various insurers and employed such insurance allocation methodologies as the Corporation and Peterson Consulting believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities through 2011. The analysis took into account self- insurance reserves, policy exclusions, liability caps and gaps in the Corporation's coverage, as well as insolvencies among certain of the Corporation's insurance carriers. Although the Corporation and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analysis of NERA and Peterson Consulting, the Corporation has established reserves for the probable and reasonably estimable liabilities and defense costs it believes it will pay through 2011, and has also established receivables for the insurance recoveries that are deemed probable. The Corporation has recorded the reserves for the asbestos liabilities as "Other current liabilities" and "Other long-term liabilities" and the related insurance recoveries as "Other current assets" and "Other assets" in the accompanying consolidated balance sheets. For the fourth quarter 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover all of the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expects to pay through 2011. This charge principally covers the share of such costs which the Corporation expects to incur because of the insolvencies of certain insurance companies which wrote a part of the Corporation's product liability insurance in prior years, and various allocation and coverage issues. The charge is not due to exhaustion of the Corporation's total product liability insurance for asbestos liabilities, and the Corporation believes that the majority of its asbestos-related liabilities and defense costs during the next ten years will be recovered from its insurance carriers. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA's projection. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated

A- (excellent) or better by A.M. Best Company. No more than 21% of such insurance recoveries are from any one company, though several of the insurers are under common control. The Corporation also has significant additional insurance coverage which it expects to be available for asbestos liabilities and defense costs it may incur after 2011.

The analyses of NERA and Peterson Consulting are based on their best judgment and that of the Corporation. However, projecting future events, such as the number of new claims to be filed each year, the average cost of resolving each such claim, coverage issues among layers of insurers, and the continuing solvency of various insurance companies is subject to many uncertainties which could cause the actual liabilities and insurance recoveries to be higher or lower than those projected and/or recorded. Consequently, there can be no assurance these projected liabilities will be accurate, or that the projected insurance recoveries will be realized.

In light of the uncertainties inherent in making long term projections, the Corporation has determined that the ten year period through 2011 is the most reasonable time period for projecting asbestos liabilities and defense costs and probable insurance recoveries and, accordingly, the charge to earnings recorded in the fourth quarter of 2001 does not include either asbestos liabilities or insurance recoveries for any period past 2011.

Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of the Corporation, the Corporation believes that it is reasonably possible that it may incur asbestos liabilities for the period through 2011 and beyond in an amount in excess of the NERA projection. Based on currently available data and upon the analyses of NERA and Peterson Consulting, the Corporation does not believe that it is reasonably possible that any such excess asbestos liabilities will be material to the Corporation. While it is reasonably possible that such excess liabilities could be material to operating results in any given quarter or year, the Corporation does not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on the long-term results of operations, liquidity or consolidated financial position of the Corporation.

OTHER LITIGATION

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

26

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

CONSOLIDATING STATEMENT OF INCOME
SECOND QUARTER 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
========================================================================================
Net sales	$ 2,559	$ 2,554	$ 1,825	$ (716)	$ 6,222
----------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other (income) loss including equity
    income in affiliates

	2,184 118 120 123 150 - -	2,089 220 64 67 19 208 (1)	1,274 162 76 77 52 - -	(716) - - - - - 8	4,831 500 260 267 221 208 7
----------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	2,695	2,666	1,641	(708)	6,294
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes Benefit (provision) for income taxes	(136) 53	(112) 1	184 (65)	(8) -	(72) (11)
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation, net of taxes	(83) -	(111) -	119 -	(8) -	(83) -
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (83)	$ (111)	$ 119	$ (8)	$ (83)
========================================================================================

CONSOLIDATING STATEMENT OF INCOME
SECOND QUARTER 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
========================================================================================
Net sales	$ 3,357	$ 2,908	$ 1,735	$ (1,397)	$ 6,603
----------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other (income) loss including equity
    income in affiliates

	2,871 120 115 126 202 2 (139)	2,391 259 86 72 28 56 39	1,202 135 150 70 59 - -	(1,397) - - - - - 77	5,067 514 351 268 289 58 (23)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	3,297	2,931	1,616	(1,320)	6,524
----------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes Benefit (provision) for income taxes	60 5	(23) 3	119 (58)	(77) -	79 (50)
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation, net of taxes	65 -	(20) 36	61 -	(77) -	29 36
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 65	$ 16	$ 61	$ (77)	$ 65
========================================================================================

CONSOLIDATING STATEMENT OF INCOME
FIRST SIX MONTHS 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
========================================================================================
Net sales	$ 4,865	$ 4,969	$ 3,552	$ (1,368)	$ 12,018
----------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other loss (income) including equity
    income in affiliates

	4,119 231 229 251 312 - 398	4,060 444 126 130 35 208 (1)	2,471 319 164 151 107 - -	(1,368) - - - - - (387)	9,282 994 519 532 454 208 10
----------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	5,540	5,002	3,212	(1,755)	11,999
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes Benefit (provision) for income taxes	(675) 108	(33) (32)	340 (117)	387 -	19 (41)
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation net of taxes	(567) -	(65) -	223 -	387 -	(22) -
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change net of taxes	(567) - -	(65) - (545)	223 - -	387 - -	(22) - (545)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (567)	$ (610)	$ 223	$ 387	$ (567)
========================================================================================

CONSOLIDATING STATEMENT OF INCOME
FIRST SIX MONTHS 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
========================================================================================
Net sales	$ 5,972	$ 6,183	$ 3,436	$ (2,671)	$ 12,920
----------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other (income) loss including equity
    income

	5,263 236 231 257 405 2 (213)	5,050 528 172 152 68 113 (14)	2,412 262 303 140 126 - -	(2,671) - - - - - 200	10,054 1,026 706 549 599 115 (27)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,181	6,069	3,243	(2,471)	13,022
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes Benefit (provision) for income taxes	(209) 148	114 (53)	193 (100)	(200) -	(102) (5)
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation net of taxes	(61) -	61 58	93 -	(200) -	(107) 58
----------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change net of taxes	(61) - 11	119 - -	93 (12) -	(200) - -	(49) (12) 11
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (50)	$ 119	$ 81	$ (200)	$ (50)
========================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Cash provided by (used for) operations	$ 171	$ (288)	$ 570	$ (34)	$ 419
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Proceeds from sales of assets Other	(141) (5) -	(46) 27 (2)	(81) - (2)	- - -	(268) 22 (4)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(146)	(21)	(83)	-	(250)
------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net (decrease) increase in debt Net change in intercompany payable Proceeds from option plan exercises Cash dividends paid	(154) 185 3 (58)	(109) 418 - -	162 (637) - -	- 34 - -	(101) - 3 (58)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(24)	309	(475)	34	(156)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of year	1 -	- 18	12 13	- -	13 31
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 1	$ 18	$ 25	$ -	$ 44
=========================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Cash provided by (used for) operations	$ 268	$ (244)	$ (2)	$ 649	$ 671
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Acquisitions Proceeds from sales of assets Other	(146) - - 144 -	(96) (22) (26) 550 (7)	(140) - (42) - 5	- - - - -	(382) (22) (68) 694 (2)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(2)	399	(177)	-	220
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net (decrease) increase in debt Net change in intercompany payable Proceeds from option plan exercises Cash dividends paid	(972) 731 72 (97)	494 (641) - -	(378) 559 - -	- (649) - -	(856) - 72 (97)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(266)	(147)	181	(649)	(881)
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of year	- 1	8 31	2 8	- -	10 40
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 1	$ 39	$ 10	$ -	$ 50
=========================================================================================

CONSOLIDATING BALANCE SHEET
AS OF JUNE 29, 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Other current assets	$ 1 (30) 857 33 1,226	$ 18 2,242 756 (5) 273	$ 25 376 893 70 18	$ - - - - (1,025)	$ 44 2,588 2,506 98 492
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	2,087	3,284	1,382	(1,025)	5,728
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	3,113	1,995	4,417	-	9,525
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	486	451	6,672	-	7,609
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	38	-	664	-	702
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	13,512	1,791	166	(13,438)	2,031
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 19,236	$ 7,521	$ 13,301	$ (14,463)	$ 25,595
=========================================================================================

CONSOLIDATING BALANCE SHEET (continued)
AS OF JUNE 29, 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Accounts payable Other current liabilities	$ 1,864 589 918	$ 356 597 348	$ 177 530 508	$ - - (585)	$ 2,397 1,716 1,189
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,371	1,301	1,215	(585)	5,302
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,669	135	1,885	-	9,689
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	-	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,813	2,755	1,457	(3,404)	3,621
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	163	532	1,068	-	1,763
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	4,357	2,798	7,676	(10,474)	4,357
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 19,236	$ 7,521	$ 13,301	$ (14,463)	$ 25,595
=========================================================================================

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 29, 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Other current assets	$ - 35 781 34 1,039	$ 18 1,642 809 (5) 228	$ 13 675 922 72 104	$ - - - - (907)	$ 31 2,352 2,512 101 464
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	1,889	2,692	1,786	(907)	5,460
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	3,169	2,195	4,428	-	9,792
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	761	877	6,627	-	8,265
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	18	19	676	-	713
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	13,770	1,769	196	(13,601)	2,134
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 19,607	$ 7,552	$ 13,713	$ (14,508)	$ 26,364
=========================================================================================

CONSOLIDATING BALANCE SHEET (continued)
AS OF DECEMBER 29, 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=========================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Accounts payable Other current liabilities	$ 2,052 602 849	$ 619 526 289	$ 185 502 635	$ - - (449)	$ 2,856 1,630 1,324
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,503	1,434	1,322	(449)	5,810
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,562	137	1,659	-	9,358
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	-	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,522	2,698	1,703	(3,341)	3,582
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	252	568	1,026	-	1,846
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	4,905	2,715	8,003	(10,718)	4,905
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 19,607	$ 7,552	$ 13,713	$ (14,508)	$ 26,364
=========================================================================================

15.

OPERATING SEGMENT INFORMATION. The Corporation has four reportable operating segments: consumer products, packaging, bleached pulp and paper and building products. The following represents selected operating data for each reportable segment for the second quarters and first six months of 2002 and 2001.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Second Quarter ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Consumer products Packaging Bleached pulp and paper Building products Other	$ 1,816 674 1,811 1,921 -	29% 11 29 31 -	$ 1,772 621 2,237 1,973 -	27% 9 34 30 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 6,222	100%	$ 6,603	100%
===========================================================================================
INTERSEGMENT SALES Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 51 33 60 197 (341)		$ 33 31 58 213 (335)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===========================================================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Second Quarter ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 1,867 707 1,871 2,118 (341)	30% 11 30 34 (5)	$ 1,805 652 2,295 2,186 (335)	27% 10 35 33 (5)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 6,222	100%	$ 6,603	100%
===========================================================================================
OPERATING PROFITS (LOSSES) Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 279 93 (208) 88 (103)	187% 62 (140) 59 (68)	$ 214 103 37 69 (55)	58% 28 10 19 (15)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	149 (221)	100% ===	368 (289)	100% ===
--------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes Provision for income taxes	(72) 11		79 50
--------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operations, net of taxes	(83) -		29 36
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (83)		$ 65
===========================================================================================
1Elimination of intersegment sales. 2Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Six Months ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 3,524 1,294 3,607 3,592 1	29% 11 30 30 -	$ 3,560 1,233 4,572 3,554 1	28% 9 35 28 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 12,018	100%	$ 12,920	100%
===========================================================================================
INTERSEGMENT SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 94 65 127 383 (669)		$ 72 57 119 413 (661)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===========================================================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
First Six Months ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 3,618 1,359 3,734 3,975 (668)	30% 11 31 33 (5)	$ 3,632 1,290 4,691 3,967 (660)	28% 10 36 31 (5)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 12,018	100%	$ 12,920	100%
===========================================================================================
OPERATING PROFITS Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 540 177 (205) 162 (201)	114% 37 (43) 34 (42)	$ 308 191 100 45 (147)	62% 38 20 9 (29)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	473 (454)	100% ===	497 (599)	100% ===
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes Provision for income taxes	19 41		(102) 5
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations Income from discontinued operation, net of taxes	(22) -		(107) 58
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item and accounting change Extraordinary loss from early extinguishment of debt, net of taxes Cumulative effect of accounting change, net of taxes	(22) - (545)		(49) (12) 11
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Net loss	$ (567)		$ (50)
===========================================================================================
1Elimination of intersegment sales. 2Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

The Corporation reported consolidated net sales of $6.2 billion for the second quarter of 2002, compared with net sales of $6.6 billion for the second quarter of 2001. Included in 2001 are approximately $277 million of net sales from the paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001.

Interest expense decreased $68 million to $221 million in the second quarter of 2002 compared with $289 million in the second quarter of 2001, principally as a result of lower debt levels and lower interest rates.

The Corporation reported a loss from continuing operations before income taxes of $72 million and an income tax provision of $11 million for the second quarter of 2002, compared with income from continuing operations before income taxes of $79 million and an income tax provision of $50 million for the second quarter of 2001. The effective tax rate in 2002 was different from the statutory tax rate primarily because of the write-off of nondeductible goodwill, offset somewhat by lower international effective tax rates and utilization of state tax credits. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions.

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002.  In the second quarter of 2001, goodwill amortization expense aggregated $62 million, which included $43 million in the consumer products segment, $5 million in the packaging segment, $13 million in the bleached pulp and paper segment and $1 million in the building products segment.

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operation, net of taxes, was $36 million for the second quarter of 2001.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $1,867 million and $279 million, respectively, for the second quarter of 2002. Second quarter 2001 net sales and operating profits were $1,805 million and $214 million, respectively. Operating profits for the 2001 second quarter included goodwill amortization of $43 million. Excluding goodwill amortization, return on sales increased slightly to 15% compared with 14% a year ago. The improved results were driven by sales volume growth in all North American businesses, most notably in commercial tissue, combined with lower manufacturing and distribution costs in North America and Europe. Selling prices were generally lower in North America, reflecting price declines which occurred primarily in the second half of 2001 and continued into 2002. Manufacturing and distribution cost reductions were driven by Fort James acquisition synergies, as well as year-over-year pulp, energy and resin cost deflation.

The Corporation expects continued strong sales demand for its consumer products in the second half of 2002. Modest margin pressures are expected from fiber and resin cost inflation, although these impacts will be partially offset by selling price increases which have been announced for commercial tissue and plastic disposable tableware products.

PACKAGING

The Corporation's packaging segment reported net sales of $707 million and operating profits of $93 million in the second quarter of 2002, compared with net sales of $652 million and operating profits of $103 million in the second quarter of 2001. Second quarter 2001 operating profits include goodwill amortization of $5 million. Excluding goodwill amortization in 2001, return on sales decreased to 13% in 2002 compared to 17% in 2001. The decrease in year-over-year operating profit was due primarily to a 11% decline in average selling prices for linerboard, a 15% decline in medium selling prices, and a 6% decline in packaging prices compared to the prior year's second quarter, offset somewhat by an increase in sales volume for all packaging products. During the second quarters of 2002 and 2001, the Corporation incurred market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 11,000 tons and 53,000 tons, respectively. Prices for containerboard and packaging are expected to increase in the third quarter of 2002.

BLEACHED PULP AND PAPER

The Corporation's bleached pulp and paper segment reported net sales of $1,871 million and an operating loss of $208 million in the 2002 second quarter. For the same period in 2001, the segment reported net sales of $2,295 million and operating profits of $37 million. On August 13, 2002, the Corporation entered into a letter of intent to sell 60% of its Unisource paper distribution business for approximately $850 million in after-tax proceeds and $170 million of notes receivable. The Corporation will retain a 40% interest in the business. Based on the terms of the letter of intent, the Corporation has concluded that the fair value of this business is diminished. Accordingly, in the second quarter of 2002, the Corporation recorded a goodwill impairment charge of $106 million and a pretax fixed asset impairment charge of $102 million in its bleached pulp and paper segment. Included in the 2001 results are net sales of approximately $277 million and an operating loss of $10 million from paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001 and goodwill amortization of $13 million. The decrease in 2002 operating profits was due primarily to the impairment charges and to a 12% decline in average pulp selling prices and a 6% decline in paper selling prices, offset somewhat by decreased operating costs. The Corporation expects selling prices for pulp to increase during the second half of 2002 and expects selling prices for paper to remain stable in the third quarter and increase during the fourth quarter of 2002.

BUILDING PRODUCTS

The Corporation's building products segment reported net sales of $2,118 million and operating profits of $88 million for the second quarter of 2002. In the second quarter of 2001, the Corporation reported net sales and operating profits of $2,295 million and $69 million, respectively, for its building products segment. Included in 2001 operating profits is a one-time charge of $67 million associated with plant closures and indefinite production curtailments in the gypsum business and approximately $1 million of goodwill amortization. Excluding these charges, return on sales decreased to 4% compared with 6% in 2001. The decline in operating results in the 2002 quarter is primarily due to excess supply and a decrease in overall selling prices and volumes. Average selling prices for plywood, softwood lumber, treated lumber, particleboard and oriented strand board decreased 10%, 11%, 7%, 8% and 15%, respectively compared to the prior year. Sales volumes for particleboard and gypsum decreased 4% and 21%, respectively. These declines were offset slightly by a 29% increase in average selling prices for gypsum, a 19% increase in sales volume for oriented strand board and a decrease in wood costs. The Corporation expects plywood prices to improve and lumber prices to remain flat during the second half of 2002.

OTHER

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $48 million to a loss of $103 million in 2002 from a loss of $55 million in the 2001 second quarter. This increase was primarily a result of higher employee benefit costs, higher legal and environmental costs, and business separation costs.

YEAR-TO-DATE 2002 COMPARED WITH YEAR-TO-DATE 2001

The Corporation reported consolidated net sales of $12.0 billion for the first six months of 2002, compared with net sales of $12.9 billion for the first six months of 2001. Included in 2001 are approximately $561 million of net sales from the paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001.

Interest expense decreased $145 million to $454 million in the first six months of 2002 compared with $599 million in the first six months of 2001, principally as a result of lower debt levels and lower interest rates.

The Corporation reported income from continuing operations before income taxes of $19 million and an income tax provision of $41 million for the first six months of 2002, compared with a loss from continuing operations before income taxes of $102 million and an income tax provision of $5 million for the first six months of 2001. The effective tax rate in 2002 was different from statutory rates primarily because of the write-off of nondeductible goodwill, offset somewhat by lower international income tax rates and state tax credits. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions.

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002.  In the first six months of 2001, goodwill amortization expense aggregated $123 million, which included $87 million in the consumer products segment, $11 million in the packaging segment, $24 million in the bleached pulp and paper segment and $1 million in the building products segment.

The adoption of SFAS No. 142 required the Corporation to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of the Corporation's reporting units. In this assessment, the Corporation compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002.

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operation, net of taxes, was $58 million for the first six months of 2001.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $3,618 million and $540 million, respectively, for the first six months of 2002. Included in the 2002 operating results is a one-time charge of $14 million related to a fire at the Crossett, Arkansas tissue mill. During the first six months of 2001, net sales and operating profits were $3,632 million and $308 million, respectively. Operating profits for the first six months of 2001 included a one-time charge of $82 million related to the closure of the Bellingham pulp and lignin operations, and goodwill amortization of $87 million. Excluding this one-time charge and goodwill amortization, return on sales increased to 15% compared with 13% a year ago. First half sales volumes were strong in North America and Europe, which helped to offset the impact of selling price declines which occurred primarily in the second half of 2001. The most significant demand increase occurred in the North America commercial tissue business. Operating profits were also positively impacted by manufacturing and distribution cost savings associated with the Fort James acquisition, as well as significant year-over-year raw material and energy cost deflation.

In connection with the acquisition of Fort James, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) on March 2, 2001. Net sales and operating losses related to these operations were $102 million and $3 million in the first six months of 2001, respectively.

PACKAGING

The Corporation's packaging segment reported net sales of $1,359 million and operating profits of $177 million in the first six months of 2002, compared with net sales of $1,290 million and operating profits of $191 million in the first six months of 2001. Excluding goodwill amortization, operating profits were $202 million during the first six months of 2001. Return on sales decreased to 13% in 2002 compared to 16% in 2001. The decrease in year-over-year operating profit was due primarily to a 11% decline in average selling prices for linerboard, a 16% decline in medium selling prices, and a 6% decline in packaging prices compared to the prior year's first six months, offset somewhat by lower operating costs. During the first six months of 2002 and 2001, the Corporation incurred market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 69,000 tons and 102,000 tons, respectively.

BLEACHED PULP AND PAPER

The Corporation's bleached pulp and paper segment reported net sales of $3,734 million and an operating loss of $205 million in the first six months of 2002. For the same period in 2001, the segment reported net sales of $4,691 million and operating profits of $100 million. Included in the 2002 results were asset impairment charges of $208 million. Included in the 2001 results are net sales and operating profits of approximately $561 million and $7 million, respectively, from paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001 and goodwill amortization of $24 million. The decrease in 2002 operating profits was due primarily to the impairment charges and to a 20% decline in average pulp selling prices and a 7% decline in paper selling prices.

BUILDING PRODUCTS

The Corporation's building products segment reported net sales of $3,975 million and operating profits of $162 million for the first six months of 2002 compared with net sales and operating profits of $3,967 million and $45 million, respectively during the first six months of 2001. Excluding the $67 million charge related to the gypsum restructuring and goodwill amortization of $1 million, operating profits for the first six months of 2001 were $113 million. The increase in operating profits is due primarily to a 17% increase in average selling prices for gypsum and a 20% increase in sales volume for oriented strand board offset slightly by a decline in average selling prices for plywood, treated lumber and particleboard of 5%, 7% and 8%, respectively, and a 23% decline in gypsum sales volumes.

OTHER

The operating loss in the "Other" nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $54 million to a loss of $201 million during the first six months of 2002 from a loss of $147 million in the 2001. This increase was primarily a result of higher employee benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2002, the Corporation reduced debt by approximately $168 million primarily due to cash generated from operations, despite seasonal working capital increases. During the remainder of 2002, the Corporation expects its cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. If the Corporation's 2002 cash flows are significantly less than expected or if the Corporation is unsuccessful in remarketing the Premium Equity Participating Security Units ("PEPS Units"), the Corporation could draw down funds from available credit facilities. The following discussion provides further details of the Corporation's liquidity and capital resources.

OPERATING ACTIVITIES. The Corporation generated cash from operations of $419 million during the first six months of 2002 compared with $671 million a year ago. The decrease in cash provided by operating activities is primarily due to cash generated by The Timber Company and other assets disposed of during 2001 and higher working capital levels.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the first six months of 2002 were $268 million, which included $162 million in the consumer products segment, $25 million in the packaging segment, $32 million in the bleached pulp and paper segment, $31 million in the building products segment and $18 million in the other nonreportable segment. Capital expenditures for property, plant and equipment in the first six months of 2001 were $382 million. The Corporation expects to make capital expenditures for property, plant and equipment of approximately $720 million in 2002.

Investments to purchase timberlands (which consisted primarily of purchases of timberlands by The Timber Company prior to its spin off and merger with Plum Creek) were $22 million in the first six months of 2001.

On August 13, 2002, the Corporation entered into a letter of intent to sell 60% of its Unisource paper distribution business for approximately $850 million in after-tax proceeds and $170 million of notes receivable. The Corporation will retain a 40% interest in the business. The sale is expected to be completed in the fourth quarter of 2002. The Corporation will use the proceeds to repay debt.

During the first six months of 2002, the Corporation disposed of various assets including a wallboard paper mill for a total of $22 million in cash and recognized a pretax loss of $10 million which was reflected in "Other (income) loss" in the accompanying consolidated statements of income. During the first six months of 2001, the Corporation sold various assets including an industrial wood products property, a lumber mill and a paper distribution business for a total of $113 million in cash and recognized a pretax gain of $54 million, $27 million of which was reflected in "Other (income) loss" and $27 million of which was reflected in "Income from discontinued operation, net of taxes" in the accompanying consolidated statements of income.

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

FINANCING ACTIVITIES. The Corporation's total debt, excluding senior deferrable notes, decreased to $12,086 million at June 29, 2002 from $12,214 million at December 29, 2001. At June 29, 2002, the weighted average interest rate on the Corporation's total debt, excluding senior deferrable notes and including outstanding interest rate exchange agreements was 6.38%.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $63 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.3 billion and CN $95 million was outstanding under these programs at June 29, 2002. Of the $1.3 billion in the United States program, $395 million will expire in September 2002 and the remaining $900 million expires in December 2002. The Canadian program expires in May 2004. The Corporation expects to renew these agreements prior to expiration. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged.

On April 27, 2002, the Corporation issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds. On June 15, 2002, $300 million of the Corporation's 9.95% debentures matured.

At June 29, 2002, the Corporation's unsecured capital markets bridge facility totaled $850 million with a maturity date of August 16, 2002 and the unsecured revolving credit facility totaled $3,750 million with a maturity date of November 3, 2005. Borrowings under these facilities bear interest at competitive market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with the revolving credit facilities include a facility fee of 0.2% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first six months of 2002, the Corporation paid $4 million in facility fees. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At June 29, 2002, $3,429 million was borrowed under these facilities at a weighted-average interest rate of 3.1%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The Corporation's amounts outstanding under these facilities include the following:

In millions	June 29, 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility Capital Markets Bridge Facility	$ 3,750 850
-----------------------------------------------------------------------------------------------------------------------------------------------
Credit facilities available	4,600
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Amounts Outstanding: Letter of Credit Agreements** Multi-Year Revolving Credit Facility due November 2005, average rate of 3.47% Capital Markets Bridge Facility due August 2002, average rate of 3.59%	(399) (2,180) (850)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(3,429)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit available *	$ 1,171
==================================================================================

*

At June 29, 2002, the Corporation was limited to $979 million of incremental debt available pursuant to certain restrictive debt covenants and its outstanding debt balance at June 29, 2002. This limitation on available credit will be reduced as the Corporation pays down debt.

**	The Letter of Credit Agreements only include Standby Letters of Credit.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness, excluding senior deferrable notes, to net worth plus funded indebtedness) of 72.50% on June 29, 2002; 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, "EBITDA", to interest charges) of 2.25 to 1.00 on June 29, 2002 and September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million. The Corporation was in compliance with these debt covenants as of June 29, 2002 with a leverage ratio of 70.70%, an interest coverage ratio of 2.81 to 1.00, and a debt balance of $12,086 million.

As of June 29, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

The Corporation's borrowing arrangements contain a number of financial and non-financial covenants, which restrict the activities of the Corporation. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. The Corporation is in compliance with the covenants of these agreements.

In July 1999, the Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million. Each PEPS Unit consists of a purchase contract that obligates the holder to purchase shares of Georgia-Pacific common stock for $50 on or prior to August 16, 2002 and a senior deferrable note of the Corporation due August 16, 2004. The amount of shares purchased per PEPS Unit will be based on the average closing price of Georgia-Pacific common stock over a 20-day trading period ending August 13, 2002. Assuming an average stock price of less than $47.375 per share, the Corporation expects to issue approximately 18.2 million shares of Georgia-Pacific common stock in 2002. Each purchase contract yields interest of 0.35% per year, paid quarterly, on the $50 stated amount of the PEPS Unit. Each senior deferrable note yields interest of

7.15% per year, paid quarterly, until August 16, 2002. The terms of the PEPS offering included a remarketing of the senior deferrable notes on August 16, 2002. On August 7, 2002, the Corporation announced that the senior deferrable notes would not be remarketed. The liability related to the PEPS Units is classified as "Senior deferrable notes" on the accompanying consolidated balance sheets.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of June 29, 2002. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

(In millions) ---------------	2002 -------	2003 -------	2004 -------	2005 -------
Debt
Commercial paper and other short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Credit facilities	$ 850	-	-	$ 2,180
Average interest rate	3.6%	-	-	3.5%
Notes and debentures	$ 149	$ 580	$ 336	$ 3
Average interest rates	7.0%	6.7%	6.7%	4.7%
Euro-denominated bonds	-	-	$ 297	-
Average interest rates	-	-	4.8%	-
Revenue bonds	$ 1	$ 3	$ 31	$ 21
Average interest rates	4.4%	5.2%	1.7%	5.6%
Capital leases	$ 1	$ 5	$ 6	$ 7
Average interest rates	8.7%	9.1%	2.5%	2.3%
European debt	$ 13	$ 28	$ 25	$ 13
Average interest rates	7.2%	7.0%	6.9%	6.2%
Other loans	$ 10	-	-	-
Average interest rates	3.3%	-	-	-
Senior deferrable notes	$ 863	-	-	-
Average interest rates	7.2%	-	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	$ 1,141	$ 300	-	-
Average interest rate paid (fixed)	5.9%	5.9%	-	-
Average interest rate received (variable)	1.9%	2.1%	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	-	$ 47
Average interest rate cap	-	-	-	7.5%
Average interest rate floor	-	-	-	5.5%

(In millions) ---------------	2006 -------	Thereafter -------------	Total -------	Fair value June 29, 2002 ---------------
Debt
Commercial paper and other short-term notes	-	$ 1,358	$ 1,358	$ 1,358
Average interest rates	-	2.2%	2.2%	2.2%
Credit facilities	-	-	$ 3,030	$ 3,030
Average interest rates	-	-	3.5%	3.5%
Notes and debentures	$ 600	$ 4,700	$ 6,368	$ 5,836
Average interest rates	7.5%	8.4%	8.0%	8.6%
Euro-denominated bonds	-	-	$ 297	$ 290
Average interest rates	-	-	4.8%	6.2%
Revenue bonds	-	$ 813	$ 869	$ 811
Average interest rates	-	5.2%	5.1%	5.7%
Capital leases	$ 7	$ 96	$ 122	$ 123
Average interest rates	8.8%	8.6%	8.0%	8.6%
European debt	$ 7	$ 31	$ 117	$ 117
Average interest rates	6.0%	5.9%	6.7%	6.6%
Other loans	-	-	$ 10	$ 10
Average interest rates	-	-	3.3%	3.6%
Senior deferrable notes	-	-	$ 863	$ 874
Average interest rates	-	-	7.2%	3.6%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 1,441	$ (17)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	2.0%	2.0%
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 3
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-		5.5%	5.5%

The Corporation has the intent to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2006. At June 29, 2002, the Corporation did not have any commercial paper or money markets outstanding.

The following table presents commitment amounts by year of expected expiration for the Corporation's lines of credit and standby letters of credit agreements.

(In millions) ---------------	2002 -------	2003 -------	2004 -------	2005 -------
Lines of credit	$ 1	-	$ 1	-
Standby Letters of Credit**	-	-	-	-

(In millions) ---------------	2006 -------	Thereafter -------------	Total -------
Lines of credit	$ 1	-	$ 3
Standby Letters of Credit**	-	$ 72	$ 72

---------------
**	The Standby Letters of Credit totaling $399 million are excluded from the balance and included as amounts outstanding to reduce the available credit under the credit facilities.
The Corporation has the intent to renew the Standby Letters of Credit where appropriate as they mature; therefore, the obligations do not have a definite maturity date.

On May 8, 2002, Moody's Investor Service changed the Corporation's unsecured debt rating to "Ba1" from "Baa3", and its commercial paper rating to "Not-Prime" from "Prime-3".

On August 7, 2002, the Corporation announced that it obtained a $650 million bridge financing commitment from Bank of America, N.A. and Goldman Sachs Credit Partners, L.P. This bridge loan, along with the available cash and borrowings from existing bank credit facilities, will be used to repay $850 million in bridge financing due August 16, 2002. Under the terms of this commitment, the lenders have the right to cause the Corporation to repay or refinance this bridge loan in full on the earlier of February 16, 2003 or forty-five days after the Corporation terminates the transactions described in Note 1 -- Business Separation above. If the Corporation does not make other financing arrangements satisfactory to the lenders, they have the right to arrange and manage the financing necessary for such repayment or refinancing, which would be secured by a first lien on the receivables and inventory of the Corporation and its subsidiaries to the extent permitted by the Corporation's other financing arrangements.

At June 29, 2002, the Corporation had interest rate exchange agreements that effectively converted $1,441 million of floating rate obligations with a weighted average interest rate of 1.95% to fixed rate obligations with an average effective interest rate of approximately 5.87%. These agreements increased interest expense by $30 million during the first six months of 2002. The agreements had a weighted-average maturity of approximately four months at June 29, 2002.

At June 29, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. This agreement reduced interest expense by $1.2 million during the first six months of 2002. The agreement had a weighted-average maturity of approximately three years at June 29, 2002.

The estimated fair value of the Corporation's interest rate exchange agreements at June 29, 2002 was a $17 million liability. The liability balance represents the estimated amount the Corporation could have paid upon termination of the agreements. The fair value at June 29, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

The Corporation maintains a high portion of its debt as long-term at fixed interest rates. The Corporation intends to manage the maturities of its long-term debt so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, the Corporation seeks to have 75% of its aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of its accounts receivable. The Corporation utilizes bank credits for temporary short and/or intermediate term financing usually bridging known or expected events. Additionally, the Corporation maintains committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. As of June 29, 2002, unused capacity totals approximately $1.2 billion, of which $979 million of incremental debt is available for borrowing pursuant to certain restrictive debt covenants. This limitation on available credit will be reduced as the Corporation pays down debt.

The Corporation intends to review its aggregate debt objective to achieve greater flexibility to finance growth and investment opportunities. The Corporation may determine that a lower debt target than its cash flow and its variances otherwise would justify is appropriate.

During the first six months of 2002, the Corporation paid dividends totaling $58 million. During the first six months of 2001, the Corporation paid dividends totaling $57 million and $40 million, for Georgia-Pacific Group and The Timber Company, respectively.

OTHER. The Corporation employs approximately 75,000 people, approximately 27,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Fifty-six union contracts are subject to negotiation and renewal in 2002, including nine at major facilities. Twenty-eight of these contracts were renewed during the first six months of 2002.

On May 7, 2002, the Board of Directors approved separating the Corporation into two public companies. The separation will align the Corporation's businesses into a consumer products and packaging company and a building products and distribution company, each of which will have a distinct strategic focus and competitive strengths and the potential for creation of additional value. The separation is expected to produce a number of other important benefits as well, such as creating both a value-added consumer products and packaging company with strong brands and stable cash flows, and one of the strongest domestic building products companies; providing more focused employee performance incentives; eliminating cross-subsidies, with each business free to use its cash flow to reinvest or distribute to shareholders as appropriate; and allowing each business to adopt its own capital structure. The new consumer products and packaging company will consist of the Corporation's consumer products business, packaging business and pulp and paper business. After the separation, Georgia-Pacific will consist of the Corporation's building products manufacturing and distribution businesses and the Unisource paper distribution business. The Corporation intends to effect the separation through an initial public offering of approximately 15% to 20% of the outstanding shares of the new consumer products and packaging company. The initial public offering is expected to occur in the fourth quarter of 2002. The Corporation's bondholders will be offered the opportunity to exchange their current Georgia-Pacific Corporation bonds for bonds of the new consumer products and packaging company in a manner that preserves bondholder value. In connection with the separation, new credit facilities will be raised and new long-term bonds will be issued by Georgia-Pacific to repay existing indebtedness. The full separation of the new consumer products and packaging company from Georgia-Pacific is expected to be completed in the first half of 2003 through a tax-free distribution of shares to existing Georgia-Pacific shareholders. The structure and timing of the transactions outlined above are subject to a number of factors, including industry conditions and capital markets.

Many of the Corporation's employees participate in pension plans, all of which are funded exclusively by contributions from the Corporation. Each year an actuary retained by the Corporation computes (in accordance with applicable law) the minimum contribution, if any, required for each pension plan and the range of any permissible contributions for each plan. Historically the market value of the assets of each of the Corporation's plans has equaled or exceeded the plan's liabilities. As a result of recent stock market performance, however, the liabilities of certain of these plans are expected (at least for the near term) to exceed the market value of their assets. Consequently, the Corporation will be required to make contributions to these plans of at least $19 million in September 2002 and at least $80 million in September 2003. If the market value of the plans' assets declines further or if the rate of return on these assets fails to meet the Corporation's long-term estimates, the Corporation may be required to make additional contributions to these plans in subsequent years. Declines in market values or lower than expected investment returns will also increase the expense for pension obligations on the Corporation's consolidated statements of income, and decrease shareholders' equity on the Corporation's consolidated balance sheets.

Critical Accounting Policies

The following are accounting policies that management believes are most important to the portrayal of the Corporation's financial condition and results and require management's most difficult, subjective, or complex judgments.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Corporation's accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing the Corporation's projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters. The Corporation recognizes a liability for environmental remediation and legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. The Corporation also has insurance that covers losses on certain environmental claims and records receivables to the extent that the realization of the insurance is deemed probable. This receivable is recorded at undiscounted amounts and is reflected as assets in the accompanying consolidated balance sheets.

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, the Corporation is assessing the recoverability of its goodwill. After the transition, the Corporation will review the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.6 billion at June 29, 2002 and represented 30% of total assets. The Corporation assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Corporation projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European towel and tissue. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. In the first six months of 2001, goodwill amortization expense aggregated $123 million, which included $87 million in the consumer products segment, $11 million in the packaging segment, $24 million in the bleached pulp and paper segment and $1 million in the building products segment.

The adoption of SFAS No. 142 required the Corporation to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of the Corporation's reporting units. In this assessment, the Corporation compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002.

The $545 million goodwill impairment related to the Corporation's paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001 and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for the financial accounting and reporting for the impairment or disposal of long-lived. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Effective December 30, 2001, the Corporation adopted SFAS No. 144, which did not have an effect on the Corporation's results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. As a result, the criteria in Opinion 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13, Accounting for Leases to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. Any gains or losses previously classified as extraordinary items in prior periods presented that do not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. Management is evaluating whether previously reported extraordinary losses will need to be reclassified and the other effects of this statement on the Corporation's results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effects of this statement on the Corporation's results of operations and financial position.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The statements under "Management's Discussion and Analysis", including statements regarding the separation and the proposed initial public offering of Georgia-Pacific's consumer products and packaging businesses and any other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995) based on current expectations. The accuracy of such statements is subject to a number of risks, uncertainties and assumptions. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: future action of the Board of Directors of Georgia-Pacific and that of the new company; the industry's production capacity continuing to exceed demand for its pulp and paper products, necessitating continued market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; the effect on the Corporation of costs associated with environmental compliance and remediation and litigation; the general level of economic activity in U.S. and export markets; further decreases in the level of housing starts or lessened home remodeling in the U.S.; fluctuations in interest rates and currency exchange rates; the effect of general global economic conditions on the demand for timber; the effect of any material changes in the available supply and cost of timber and wood fiber, including the levels of harvests from public lands, and the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; the ability of the Corporation to successfully separate its consumer products and packaging businesses and its building products businesses; the Corporation's substantial indebtness and other risks, uncertainties and assumptions discussed in the Corporation's periodic filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended December 29, 2001 and Form 10-Q for the quarter ended March 30, 2002.

For a discussion of commitments and contingencies refer to Note 13 of the Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION
---------------------------
GEORGIA-PACIFIC CORPORATION
JUNE 29, 2002
Item 1.	Legal Proceedings

The information contained in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Corporation was held on May 7, 2002. At the annual meeting, the following matters were voted on:

Shareholders elected four directors for three-year terms expiring at the Annual Meeting in 2005, or until their successors are elected and qualified. The vote tabulation for individual directors was:

Directors	For	Withheld

James S. Balloun	183,544,939	4,166,730
Worley H. Clark	185,353,236	2,358,433
Alston D. Correll	185,266,008	2,445,661
John D. Zeglis	185,572,616	2,139,053

Other directors whose term of office as a director continued after the meeting were Barbara L. Bowles, Jane Evans, David V. Fites, Richard V. Giordano, David R. Goode, M. Douglas Ivester, Louis W. Sullivan, M.D. and James B. Willams.

A shareholder proposal requesting shareholder approval of requiring the Company to endorse the CERES Principles was defeated with 14,974,277 votes in favor, 135,776,174 votes against and 11,581,055 votes abstaining.

The text of the above proposal is incorporated by reference to Item 2 of the Corporation's definitive Proxy Stated dated April 1, 2002, filed with the SEC pursuant to Regulation 14A on April 1, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 3.1(i)

Articles of Incorporation, restated as of December 16, 1997 (Filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)

	Exhibit 3.1(ii)

Articles of Amendment to Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

	Exhibit 3.2	Bylaws, as amended to date.(1)

Exhibit 4.1(i)

Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-i, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-i and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation's Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Exhibit 4.1(ii)

Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of November 8, 1999 (Filed as Exhibit 4.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Exhibit 4.1(iii)

Amendment No. 1 (sic) to the Amended and Restated Rights Agreement, dated as of November 8, 1999 (Filed as Exhibit 1 to the Corporation's Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Exhibit 4.1(iv)

Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of July 18, 2000 (Filed as Exhibit 2 to the Corporation's Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Exhibit 4.1(v)

Amendment No. 3 tot he Amended and Restated Rights Agreement, dated as of September 26, 2001 (Filed as Exhibit 3 to the Corporation's Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

(b)	Reports on Form 8-K
During the second quarter of 2002, the Corporation filed a report on Form 8-K on April 12, 2002.

Item 4.

Changes in Registrant's Certifying Accountant. - On April 9, 2002, the Audit Committee of the Board of Directors of Georgia-Pacific Corporation ("Georgia-Pacific") voted to dismiss its independent public accountants, Arthur Andersen LLP ("Arthur Andersen"), and to engage the services of Ernst & Young LLP ("Ernst & Young") to serve as Georgia-Pacific's independent public accountants for Georgia-Pacific's 2002 fiscal year, effective immediately.

	Item 7.	Financial Statements and Exhibits.

Also during the second quarter of 2002, the Corporation filed a report on Form 8-K on April 19, 2002.

	Item 5.	Other Events - On April 18, 2002, the Georgia-Pacific Corporation (the "Corporation") issued a press release announcing the financial results for the first quarter 2002.

Item 7.	Financial Statements and Exhibits.

Also during the second quarter of 2002, the Corporation filed a report on Form 8-K on May 8, 2002.

Item 5.	Other Events - On May 7, 2002, the Georgia-Pacific Corporation (the "Corporation") ") issued a press release regarding the election of Directors and the declaration of quarterly dividends.

Item 7.	Financial Statements and Exhibits.

(1)     Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2002	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff Danny W. Huff, Executive Vice President -Finance and Chief Financial Officer

by /s/James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)