Form 10-K/A
period 2001-12-29
GEORGIA PACIFIC CORP
filed 2002-08-16
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Georgia-Pacific Corporation (the “Corporation”) is filing this amendment (the “Amendment”) to its Annual Report on Form 10-K to include the audit report of Ernst & Young LLP on the Corporation’s consolidated financial statements as of December 29, 2001 and December 30, 2000 and for the three years in the period ended December 29, 2001. Ernst & Young audited these financial statements after it replaced the Corporation’s previous auditor in March 2002. The audit report of Ernst & Young LLP contains an unqualified opinion, as did the audit report of the Corporation’s previous auditor. Ernst & Young’s audit did not cause any restatement of the Corporation’s consolidated financial position or the consolidated results of its operations, as previously filed. The Amendment includes a new Note 18, and revisions to Notes 14 and 17, to the consolidated financial statements, and revisions to Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These revisions include certain information and disclosures requested by the Staff of the Securities and Exchange Commission. Except as otherwise noted, the disclosures in the Amendment are of the date of the original filing of the Annual Report.

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

Georgia-Pacific operates its production facilities in four operating segments: Consumer Products, Packaging, Bleached Pulp and Paper, and Building Products. Financial information about these operating segments is included in Note 2 of the Notes to the Consolidated Financial Statements. Operating segment descriptions follow.

Consumer Products Segment

Georgia-Pacific is the largest North American producer of tissue products, a leading manufacturer of tissue products in Europe, and, through its Dixie business, the largest producer of disposable tableware in North America. The segment’s products include a wide array of branded and private label consumer and commercial tissue products. These include bath tissue, paper towels and napkins, which are made from virgin and recycled fibers, as well as disposable plates, cups and cutlery. Primary production of these products takes place in 27 tissue mills throughout Europe and the United States and 12 disposable tableware plants in the United States. Worldwide tissue capacity is approximately four million tons, making this segment the world’s largest producer of tissue products. In 2001, export and foreign sales accounted for approximately $1,692 million, or 24% of segment sales. Markets for tissue products are generally influenced by population growth, changes in per capita consumption, and levels of economic activity in a geographic market.

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

Industrial Wood Products.    The building products segment leads in production of manufactured board products for industrial and construction applications. Seventeen mills manufacture hardboard, particleboard, panelboard, softboard, hardwood plywood, decorative panels and medium-density fiberboard. Applications include furniture, cabinets, housing, retail fixtures, and other industrial products. In 2001, the segment closed its Conway, North Carolina and Superior, Wisconsin hardboard plants. The combined capacity of these facilities was 345 million square feet ( 1/8” basis) or approximately 34% of its annual hardboard capacity as of January 1, 2001.

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

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operations decreased to $70 million in 2001, compared with $162 million in 2000. This decrease was primarily a result of a decline in both sales prices and sales volume. Included in the 2001 results was interest expense of $31 million, a $44 million pretax gain related to the sale of certain timber assets, and a $24 million pretax charge for an insurance premium associated with the merger of the Corporation’s timber and timberlands business with Plum Creek (see Note 3 of the Notes to Consolidated Financial Statements).

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

Packaging

The Corporation’s packaging segment reported net sales of $2.6 billion and operating profits of $384 million for the year ended December 29, 2001, compared with net sales of $2.7 billion and operating profits of $512 million in 2000. During 2000, the Corporation sold certain packaging assets resulting in a pre-tax gain of $25 million. Excluding this gain on asset sales, return on sales decreased to 15% from 18% in 2000. Average selling prices decreased in 2001 for all packaging products. Average selling prices for linerboard and medium decreased 5% and 9%, respectively, and average selling prices for packaging decreased slightly. Sales volume decreased for packaging by 4% when compared with the prior year. These decreases were offset by a slight increase in sales volume for linerboard and a $36 million cost savings year over year. The Corporation expects continued weakness in packaging markets in 2002 with gradual declines in selling prices.

During 2001 and 2000, the Corporation took market-related paper machine slowback or downtime at its containerboard mills to avoid excess inventories, resulting in a reduction in containerboard production of approximately 274,000 tons and 271,000 tons, respectively.

Bleached Pulp and Paper

The Corporation’s bleached pulp and paper segment reported net sales of $8.7 billion and operating profits of $69 million for the year ended December 29, 2001. In 2000, the segment reported net sales of $9.5 billion and operating profits of $509 million. In August 2001, the bleached pulp and paper segment sold four paper and pulp facilities and recorded a pre-tax loss of $63 million. Excluding this loss, return on sales decreased to 2% compared with 5% for the same period a year ago. The decrease in net sales and operating profits was due primarily to a decrease in average prices for all of the Corporation’s bleached pulp and paper, offset somewhat by lower wood fiber and production costs. Average selling prices for market pulp and fluff pulp decreased 27% and 13%, respectively, while paper prices decreased 5% compared with 2000 prices.

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

Building Products

The Corporation’s building products segment reported net sales of $7.8 billion and operating profits of $150 million for the year ended December 29, 2001, compared with net sales of $8.7 billion and operating profits of $382 million in 2000. As a result of weak market conditions in this segment, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, building products distribution centers and gypsum plants and recorded one-time net charges of $88 million in 2001 related to these plant closures and asset impairments. In 2000, the Corporation recorded a restructuring charge of approximately $8 million for asset write-offs, employee termination and facility closing costs of a gypsum facility. Excluding these unusual charges, return on sales was 3% in 2001 and 4% in 2000. The primary components of the decrease in 2001 net sales and operating profits were 10% lower average particleboard selling prices, 20% lower average OSB selling prices and a 24% decrease in average gypsum wallboard selling prices coupled with a 10% decrease in plywood sales volume, an 18% decrease in softwood lumber sales volume, a 15% decrease in particleboard sales volume and a 19% decrease in gypsum wallboard sales volume. These declines were slightly offset by a 15% increase in oriented strand board sales volume and a decline in wood costs. Despite the decline in markets for the building products segment, the building products distribution business contributed $62 million of profits in 2001 compared with $20 million in 2000. The Corporation expects moderate improvement in this segment’s operating profits in 2002 resulting primarily from modest improvements in selling prices for most building products and slight reductions in wood costs.

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

Operating Activities

The Corporation generated cash from operations of $1,482 million during 2001 and $1,556 million in 2000. The decrease in cash provided by operations in 2001 was primarily a result of the net lower operating results in the building products, packaging and bleached pulp and paper segments, offset somewhat by a reduction in overall working capital requirements. Increased interest costs also contributed to the decrease in cash generated from operations.

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

During 2001, the Corporation sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pretax gain of $70 million. Of the total gain recognized, $44 million related to the sale of certain timber assets associated with The Timber Company and was included in income from discontinued operations in the accompanying consolidated statements of income, with the remainder reflected in other losses, net.

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

On March 15, 2001, the Corporation redeemed $300 million of its 6.235% Senior Notes Due March 15, 2011 and recorded an extraordinary loss of approximately $12 million (net of taxes of $7 million).

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

*
At December 29, 2001, the Corporation was limited to $717 million of available credit pursuant to certain restrictive debt covenants and its outstanding debt balance at December 29, 2001. This limitation on available credit will be reduced as the Corporation pays down debt.

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

The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which it is involved, the Corporation estimates that approximately 45% are being investigated, approximately 30% are being remediated and approximately 25% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation’s share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating the Corporation’s liabilities. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. To the extent that the Corporation is aware of unasserted claims, considers them probable, and can estimate their potential costs, the Corporation includes appropriate amounts in the reserves.

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

Presented below is the activity in the Corporation’s environmental liability account for the latest three years.

in millions	2001	2000	1999
Beginning balance	$120	$57	$47
Expense charged to earnings:
Related to previously existing matters	2	29	22
Related to new matters	—	1	3
Amounts related to acquisitions/(divestitures):
Amounts assumed by others in divestitures	—	—	—
Original purchase price allocations	—	49	1
Changes in purchase price allocations	207	—	—
Payments	(21)	(16)	(16)

Ending balance	$308	$120	$57

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

Income from discontinued operations decreased to $162 million in 2000 compared with $400 million in 1999. Included in the 1999 results was the $215 million after tax gain for timberland sales discussed above. The decrease in income from discontinued operations is primarily due to a 6% decrease in sawtimber prices and a 21% decrease in harvest volumes.

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

In May 2002, Moody’s Investors Service (“Moody’s”) downgraded, from investment grade to non-investment grade, the Corporation’s senior unsecured notes, which Moody’s currently rates as Baa1, and the Corporation’s commercial paper currently carries a Non-Prime short-term rating. The Corporation cannot ensure that any rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Changes in market conditions could mean that this downgrade, or a future downgrade, if it were to occur, could result in the Corporation experiencing difficulties in borrowing on terms as favorable as the Corporation was able to achieve previously.

2.    Execution of Transformation Strategy.

Prior to developing the plan to separate the Corporation into two independent companies, the Corporation’s long-term strategy had been to improve its portfolio of businesses by divesting or exiting non-strategic businesses, and by acquiring and expanding businesses which are high value-added and that position the Corporation closer to its customers. If the Corporation terminates the separation plan, it may resume execution of this transformation strategy. See Note 18 to the consolidated financial statements contained herein.

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

Management is also responsible for establishing and maintaining a system of internal control over financial reporting, which encompasses policies, procedures, and controls directly related to, and designed to provide reasonable assurance as to, the reliability of the published financial statements. An independent assessment of the system is performed by the Corporation’s internal audit staff in order to confirm that the system is adequate and operating effectively. The Corporation’s independent auditors also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements. Management has considered any significant recommendations regarding the internal control system that have been brought to its attention by the internal audit staff or independent public accountants and has taken steps it deems appropriate to maintain a cost-effective internal control system. The Audit Committee of the Board of Directors, consisting of independent directors, provides oversight to the financial reporting process. The Corporation’s internal auditors and independent auditors meet regularly with the Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Audit Committee.

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

JAMES E. TERRELL
Vice President and Controller

DANNY W. HUFF
Executive Vice President—Finance and Chief Financial Officer

A.D. CORRELL
Chairman, Chief Executive Officer and President

January 23, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors, Georgia-Pacific Corporation:

We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation (a Georgia corporation) and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Georgia-Pacific Corporation and subsidiaries at December 29, 2001 and December 30, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the financial statements, in 2001, the Corporation changed its method of accounting for derivative financial instruments.

Atlanta, Georgia
May 16, 2002

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions, except per share amounts
Net sales	$25,016	$22,050	$18,409

Costs and expenses:
Cost of sales	19,404	17,359	14,417
Selling and distribution	2,025	1,600	818
Depreciation and amortization	1,343	910	815
General and administrative	1,072	856	765
Interest	1,080	595	426
Other losses, net	387	177	4

Total costs and expenses	25,311	21,497	17,245

(Loss) income from continuing operations before income taxes	(295)	553	1,164
Provision for income taxes	181	210	448

(Loss) income from continuing operations	(476)	343	716
Income from discontinued operations, net of taxes	70	162	400

(Loss) income before extraordinary loss and accounting change	(406)	505	1,116
Extraordinary loss from early retirement of debt, net of taxes	(12)	–	–
Cumulative effect of accounting change, net of taxes	11	–	–

Net (loss) income	$(407)	$505	$1,116

Georgia-Pacific Group
(Loss) income from continuing operations	$(476)	$343	$716
Extraordinary loss, net of taxes	(12)	–	–
Cumulative effect of accounting change, net of taxes	11	–	–

Net (loss) income	$(477)	$343	$716

Basic per share:
(Loss) income from continuing operations	$(2.09)	$1.95	$4.17
Extraordinary loss, net of taxes	(0.05)	–	–
Cumulative effect of accounting change, net of taxes	0.04	–	–

Net (loss) income	$(2.10)	$1.95	$4.17

Diluted per share:
(Loss) income from continuing operations	$(2.09)	$1.94	$4.07
Extraordinary loss, net of taxes	(0.05)	–	–
Cumulative effect of accounting change, net of taxes	0.04	–	–

Net (loss) income	$(2.10)	$1.94	$4.07

Average number of shares outstanding:
Basic	227.6	175.8	171.8
Diluted	227.6	176.9	175.9

The Timber Company
Income from discontinued operations, net of taxes	$70	$162	$400

Basic per common share	$0.86	$2.01	$4.75

Diluted per common share	$0.86	$2.00	$4.73

Average number of shares outstanding:
Basic	81.0	80.7	84.1
Diluted	81.7	81.1	84.6

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Cash flows from operating activities:
Net (loss) income	$(407)	$505	$1,116
Adjustments to reconcile net (loss) income to cash provided by operations, excluding the effects of acquisitions:
Cumulative effect of accounting change, net of taxes	(11)	–	–
Depreciation	1,079	819	752
Deferred income taxes	(109)	82	73
Amortization of goodwill and intangibles	267	96	69
Other loss	387	177	4
Gain on sale of Canadian, Maine and California timberlands	–	–	(355)
Decrease (increase) in receivables	265	183	(206)
Decrease (increase) in inventories	203	(20)	(244)
Increase in accounts payable	23	17	51
Change in other working capital	(240)	8	(133)
Decrease in taxes payable	(26)	(178)	(2)
Change in other assets and other long-term liabilities	(43)	(27)	96
Tax benefit on stock benefit plans	23	4	24
Other, net	71	(110)	27

Cash provided by operations	1,482	1,556	1,272

Cash flows from investing activities:
Property, plant and equipment investments	(739)	(909)	(723)
Timber and timberland purchases	(31)	(59)	(78)
Acquisitions	(133)	(6,142)	(1,658)
Proceeds from sales of assets	2,311	422	104
Other	(66)	(63)	29

Cash provided by (used for) investing activities	1,342	(6,751)	(2,326)

Cash flows from financing activities:
Repayments of long-term debt	(2,631)	(123)	(579)
Additions to long-term debt	631	5,937	624
Fees paid to issue debt	(39)	(38)	(35)
(Decrease) increase in bank overdrafts	(94)	14	(18)
(Decrease) increase in commercial paper and other short-term notes	(690)	(300)	661
Senior deferrable notes	–	–	863
Common stock repurchased	–	(140)	(388)
Proceeds from option plan exercises	165	26	116
Cash dividends paid	(175)	(166)	(170)

Cash (used for) provided by financing activities	(2,833)	5,210	1,074

(Decrease) increase in cash	(9)	15	20
Balance at beginning of year	40	25	5

Balance at end of year	$31	$40	$25

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2001	December 30, 2000
In millions, except shares and per share amounts
ASSETS
Current assets:
Cash	$31	$40

Receivables, less allowances of $39 and $34, respectively	2,352	2,704

Inventories
Raw materials	628	655
Finished goods	1,537	1,868
Supplies	504	548
LIFO reserve	(157)	(178)

Total inventories	2,512	2,893

Deferred income tax assets	101	176
Net assets of discontinued operations	–	145
Other current assets	464	449

Total current assets	5,460	6,407

Property, plant and equipment
Land and improvements	612	653
Buildings	2,197	2,532
Machinery and equipment	15,502	17,353
Construction in progress	532	624

Property, plant and equipment, at cost	18,843	21,162
Accumulated depreciation	(9,051)	(9,378)

Total property, plant and equipment, net	9,792	11,784

Goodwill, net	8,265	8,985

Other assets	2,847	2,242

Total assets	$26,364	$29,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Commercial paper and other short-term notes	$2,284	$2,327
Current portion of long-term debt	572	232
Accounts payable	1,630	1,808
Accrued compensation	300	430
Other current liabilities	1,024	879

Total current liabilities	5,810	5,676

Long-term debt, excluding current portion	9,358	12,355

Senior deferrable notes	863	863

Other long-term liabilities	3,582	2,647

Deferred income tax liabilities	1,846	2,155

Commitments and contingencies
Shareholders’ equity:
Common stock	184	182
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

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in other losses, net on the accompanying statements of income.

The Corporation capitalizes incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. The net book value of such capitalized costs was $21 million in 2001, $48 million in 2000, and $66 million in 1999. Amounts are included as “Property, plant and equipment” on the accompanying consolidated balance sheets.

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

Accounting Standards Changes

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Reductions are made retroactive to the beginning of fiscal year 2002. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European towel and tissue. Management is evaluating the effect of this statement on these reporting units. As of December 29, 2001, the Corporation had acquisition related goodwill of $8.3 billion, net of accumulated amortization. Beginning in 2002, the Corporation will no longer be amortizing acquisition related goodwill. Had the corporation discontinued amortization of goodwill beginning in fiscal year 1999, operating results for fiscal years 2001, 2000 and 1999 would have been as follows:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
	(in millions, except per share data)
(Loss) income from continuing operations, as reported	$(476)	$343	$716
Add back: goodwill amortization	235	86	69

Adjusted (loss) income from continuing operations	$(241)	$429	$785

Net (loss) income as reported	$(477)	$343	$716
Add back: goodwill amortization	235	86	69

Adjusted net income	$(242)	$429	$785

Georgia-Pacific Group
Basic earnings per share:
(Loss) income from continuing operations, as reported	$(2.09)	$1.95	$4.17
Add back: goodwill amortization	1.03	.49	.40

Adjusted (loss) income from continuing operations	$(1.06)	$2.44	$4.57

Diluted earnings per share:
(Loss) income from continuing operations, as reported	$(2.09)	$1.94	$4.07
Add back: goodwill amortization	1.03	.49	.39

Adjusted (loss) income from continuing operations	$(1.06)	$2.43	$4.46

In July 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3.    ACQUISITIONS AND DIVESTITURES

•
On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation’s stand-alone uncoated fine paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $63 million in the third quarter of 2001 in the bleached pulp and paper segment. This loss was reflected in “Other losses, net” on the accompanying consolidated statements of income. In addition, the Corporation recorded a provision for income taxes of $197 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

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

•
During 2001, the Corporation sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pretax gain of $70 million. Of the total gain recognized, $44 million related to the sale of certain timber assets associated with The Timber Company and was included in “Income from discontinued operations, net of taxes” in the accompanying consolidated statements of income with the remainder reflected in “Other losses, net”.

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

NOTE 4.    RESTRUCTURING AND ASSET IMPAIRMENTS

•
In connection with overall weak market conditions in the wallboard market due to excess capacity in the industry, the Corporation announced in June 2001 that it would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affect approximately 45% of the Corporation’s gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the writedown, was approximately $35 million at June 2001. In addition, due to the excess capacity in the wallboard market, the Corporation does not expect a decrease in sales as a result of the closure of the facilities. During 2001, 234 employees were terminated and approximately $3 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through December 29, 2001.

Type of Cost	Liability Established June 2001	Usage	Liability Balance at December 29, 2001
In millions
Employee termination	$5	$(3)	$2
Facility closing costs	5	(1)	4

Total	$10	$(4)	$6

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. This decision was based on the age of the facility and the extraordinarily high energy costs on the West Coast in late 2000 and because diesel generators and other power alternatives were not cost effective at this facility. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a pretax charge to earnings in the consumer products segment of approximately $57 million for the write-off and impairment of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $83 million total pretax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. The carrying value of the assets for which the impairment was recorded, subsequent to the writedown, was approximately $5 million at March 30, 2001. The plant lost approximately $4 million in 2001. During 2001, 410 employees were terminated and approximately $14 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through December 29, 2001:

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
During 2001, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, chemical plants and building products distribution centers. The closures were based on the fact that the facilities utilized outdated technology compared to the Company’s other plants which placed them at an operating disadvantage to the Corporation’s other facilities. In connection with these announcements, the Corporation recorded a pretax charge to earnings in the building products segment of approximately $14 million for the write-off and impairment of assets, approximately $16 million for the termination of approximately 900 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the writedown, was approximately $2 million. The Corporation does not expect these closures to impact sales, as other plants will be able to absorb the reduced capacity. During 2001, approximately 670 employees were terminated and approximately $11 million of the reserve was used to pay termination benefits. The following table provides a rollforward of these reserves through December 29, 2001:

Type of Cost	Liability Additions During 2001	Usage	Balance December 29, 2001
In millions
Employee termination	$16	$(11)	$5
Facility closing costs	5	(4)	1

Total	$21	$(15)	$6

•
During 2000, the Corporation announced the closure of the Grand Rapids East, Michigan, gypsum plant and the Kalamazoo, Michigan, paper mill. This decision was determined due to the age of the facilities and the relatively higher cost of materials and electricity as compared to plants in other parts of the Corporation. In connection with these closures, the Corporation recorded a pretax charge to earnings totaling $7 million for the termination of approximately 325 salaried and hourly employees, $25 million for the write-off of assets and $12 million for facility closing costs. The carrying value of the assets for which impairment was recorded, subsequent to the writedown, was approximately $15 million. The Corporation does not expect these closures to impact sales, as other plants will be able to absorb the reduced capacity. During 2001 and 2000, approximately 40 employees and 284 employees were terminated, respectively. During the second quarter of 2001, the Corporation reversed $2 million of reserves for facility closing costs that were no longer needed. The following table provides information related to these liabilities:

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Corporation replaced $1.5 billion of its Capital Markets Bridge Facility by issuing $500 million of 7.5% Notes Due May 15, 2006, $600 million of 8.125% Notes Due May 15, 2011, and $400 million of 8.875% Notes Due May 15, 2031. The $10.4 million underwriting fee associated with the transaction is being amortized over the term of the notes. During 2001, the Corporation also redeemed $300 million of its 6.235% Senior Notes Due March 15, 2011 and recorded an after-tax extraordinary loss of approximately $12 million (net of taxes of $7 million).

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

Revenue Bonds

At December 29, 2001 and December 30, 2000, the Corporation had outstanding borrowings of approximately $869 million and $832 million, respectively, under certain industrial revenue bonds. During 2001, the Corporation issued $27 million of 6.375% fixed rate industrial revenue bonds due November 1, 2026. In addition, the Corporation replaced $28 million of its variable rate industrial revenue bonds, due October 1, 2007, with $28 million of 4.87% fixed rate industrial revenue bonds due October 1, 2007. The Corporation also consolidated a $10 million variable rate industrial revenue bond, due September 1, 2021, in connection with acquiring ownership of Color-Box (see Note 3) and redeemed $42 million of its 7.9% fixed rate industrial revenue bonds, due October 1, 2005, and issued $42 million of 6.5% fixed rate industrial revenue bonds due June 1, 2031, for a lower fixed rate bond. In connection with the acquisition of Fort James, the Corporation assumed $197 million of industrial revenue bonds.

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

*
At December 29, 2001, the Corporation was limited to $717 million of available credit pursuant to certain restrictive debt covenants and its outstanding debt balance at December 29, 2001. This limitation on available credit will be reduced as the Corporation pays down debt.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, the Corporation recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and an $2 million transition adjustment (net of taxes of $1 million) in other comprehensive loss. On the date a derivative contract is entered into, the Corporation designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. The Corporation engages primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in accumulated other comprehensive income (loss). The Corporation also participates in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of certain European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    INCOME TAXES

Following is a summary of (loss) income from continuing operations before income taxes for United States and foreign operations:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
United States	$(452)	$465	$1,016
Foreign	157	88	148

(Loss) income from continuing operations before income taxes	$(295)	$553	$1,164

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
Current income taxes:
Federal	$252	$153	$410
State	25	3	76
Foreign	36	18	21
Deferred income taxes:
Federal	(121)	35	(50)
State	(19)	–	(9)
Foreign	8	1	–

Provision for income taxes	$181	$210	$448

Income taxes paid, net of refunds	$246	$425	$620

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal statutory income tax rate was 35%. The provision for income taxes is reconciled to the federal statutory amounts as follows:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
In millions
(Benefit) provision for income taxes computed at the federal statutory tax rate	$(103)	$194	$407
State income taxes, net of federal benefit	(8)	10	47
Foreign income taxes, net of federal benefit	(15)	–	–
Write off and amortization of nondeductible goodwill	304	33	25
Foreign sales corporation	(5)	(19)	(25)
Other	8	(8)	(6)

Provision for income taxes	$181	$210	$448

The components of the net deferred income tax liabilities are as follows:

	Year Ended
	December 29, 2001	December 30, 2000
In millions
Deferred income tax assets:
Compensation related accruals	$504	$413
Other accruals and reserves	367	97
Other	48	58

	919	568
Valuation allowance	–	–

	919	568

Deferred income tax liabilities:
Property, plant and equipment	(2,034)	(2,437)
Timber and timberlands	(203)	(2)
Other	(427)	(108)

	(2,664)	(2,547)

Deferred income tax liabilities, net	$(1,745)	$(1,979)

Included on the balance sheets:
Deferred income tax assets*	$101	$176
Deferred income tax liabilities**	(1,846)	(2,155)

Deferred income tax liabilities, net	$(1,745)	$(1,979)

*	Net of current liabilities of $75 million at December 29, 2001 and $30 million at December 30, 2000.
**	Net of long-term assets of $579 million at December 29, 2001 and $364 million at December 30, 2000.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information relating to the Corporation’s existing employee stock options is as follows:

	Year Ended December 29,
	2001		2001
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	22,522,345	$28.53	4,909,699	$22.46
Options granted/converted	2,027,800	29.47	(2,806,737)	22.71
Options exercised/surrendered	(3,503,152)	23.71	(2,086,679)	22.13
Options canceled	(895,276)	40.84	(16,283)	21.85

Options outstanding at December 29, 2001	20,151,717 †	29.05	–	–
Options available for grant at December 29, 2001	6,885,449		–

Total reserved shares	27,037,166		–

Options exercisable at December 29, 2001	18,449,373	24.71	–	–
Option prices per share:
Granted/converted	$29		$21-$25
Exercised/surrendered	$9-$33		$21-$25
Canceled	$9-$92		$21-$25

†	Options outstanding by exercise price:

Georgia-Pacific Group
$9.59-$12.62	154,956	$10.58
Average remaining life	1.9 years
$12.71-$14.89	157,728	$14.33
Average remaining life	2.0 years
$14.91-$16.23	39,365	$15.61
Average remaining life	2.8 years
$16.58-$18.29	1,136,443	$17.61
Average remaining life	4.7 years
$18.52-$18.96	217,551	$18.90
Average remaining life	3.7 years
$19.35-$20.11	11,772	$19.73
Average remaining life	4.3 years
$22.03-$24.63	358,466	$24.22
Average remaining life	4.8 years
$24.76-$27.10	5,983,089	$26.38
Average remaining life	5.6 years
$27.23-$30.78	7,235,874	$28.67
Average remaining life	6.1 years
$31.57-$41.59	4,668,287	$36.47
Average remaining life	6.8 years
$43.58-$61.63	26,024	$50.71
Average remaining life	4.8 years
$63.73-$91.58	162,162	$67.73
Average remaining life	4.9 years

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 30,
	2000		2000
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	10,788,269	$29.97	4,967,650	$22.33
Options granted/converted	12,740,475	27.39	624,250	22.50
Options exercised/surrendered	(561,407)	22.15	(659,601)	21.56
Options canceled	(444,992)	39.70	(22,600)	22.17

Options outstanding at December 30, 2000	22,522,345	28.53	4,909,699	22.46
Options available for grant at December 30, 2000	7,738,885		2,164,200

Total reserved shares	30,261,230		7,073,899

Options exercisable at December 30, 2000	17,650,283	26.35	4,052,772	22.30
Option prices per share:
Granted/converted	$9-$42		$23
Exercised/surrendered	$9-$50		$21-$25
Canceled	$26-$92		$21-$25

	Year Ended January 1,
	2000		2000
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 1999	11,696,183	$27.03	5,553,850	$22.26
Options granted/converted	3,570,668	36.09	950	22.56
Options exercised/surrendered	(3,974,803)	26.89	(417,150)	21.58
Options canceled	(503,779)	28.70	(170,000)	21.70

Options outstanding at January 1, 2000	10,788,269	29.97	4,967,650	22.33
Options available for grant at January 1, 2000	3,111,688		1,288,450

Total reserved shares	13,899,957		6,256,100

Options exercisable at January 1, 2000	2,952,766	30.20	2,972,400	22.32
Option prices per share:
Granted/converted	$32-$92		$23
Exercised/surrendered	$26-$37		$21-$23
Canceled	$26-$32		$21-$23

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporation is involved in environmental remediation activities at approximately 170 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which it is involved, the Corporation estimates that approximately 45% are being investigated, approximately 30% are being remediated and approximately 25% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation’s share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating the Corporation’s liabilities. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. To the extent that the corporation is aware of unasserted claims, considers them probable, and can estimate their potential costs, the Corporation includes appropriate amounts in the reserves.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the activity in the Corporation’s environmental liability account for the last three years.

in millions	2001	2000	1999
Beginning balance	$120	$57	$47
Expense charged to earnings:
Related to previously existing matters	2	29	22
Related to new matters	—	1	3
Amounts related to acquisitions/(divestitures):
Amounts assumed by others in divestitures	—	—	—
Original purchase price allocations	—	49	1
Changes in purchase price allocations	207	—	—
Payments	(21)	(16)	(16)

Ending balance	$308	$120	$57

Expense charged to earnings in the above table includes amounts accrued for new matters and changes in existing estimates. Payments represent amounts paid in full or partial settlement or for environmental studies and similar costs.

KALAMAZOO RIVER SUPERFUND SITE

The Corporation is implementing an Administrative Order by Consent (“AOC”) entered into with the Michigan Department of Natural Resources and the United States Environmental Protection Agency (“United States EPA”) regarding an investigation of the Kalamazoo River Superfund Site. The Kalamazoo River Superfund Site is comprised of 35 miles of the Kalamazoo River, three miles of Portage Creek and a number of operable units in the form of landfills, waste disposal areas and impoundments. The Corporation became a PRP for the site in December 1990 by signing the AOC. There are two other named PRPs at this time. The contaminant of concern is polychlorinated biphenyls (“PCBs”) in the river sediments and residuals in the landfills and waste disposal areas.

A draft Remedial Investigation/Feasibility Study (“RI/FS”) for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by the Corporation and other PRPs. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. In February 2001, the PRPs, at the request of the State of Michigan, also evaluated nine additional potential remedies. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of riverbank and long-term monitoring of the riverbed. The total cost for this remedy is approximately $73 million. It is unknown over what time frame these costs will be paid out. The United States EPA has recently taken over management of the RI/FS and is evaluating the proposed remedy. The Corporation cannot predict what impact or change will result from the United States EPA’s assuming management of the site.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

final approval of the closure from the State of Michigan. A 30-year post-closure care period will begin upon receipt of closure approval. Expenditures accrued for post-closure care will be made over the following 30 years. The Corporation is solely responsible for closure and post closure care of the King Highway Landfill.

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/A Site landfill, will be approximately $8 million. The Corporation is still negotiating the final closure agreement with the State of Michigan. It is anticipated these costs will be paid out over the next five years, and for post-closure care for 30 years following certification of the closure. The Corporation is solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill and the Corporation is sharing investigation costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between the Corporation and Millennium Holdings has not been made, however, the Corporation’s share should not exceed 50%.

The Corporation has spent approximately $27.0 million on the Kalamazoo River Superfund Site through December 29, 2001 broken down as follows:

Site	(in millions)
River	$13.8
King Highway	8.7
A Site	1.7
Willow Blvd.	2.8

$27.0

All such amounts were charged to earnings.

The reserve for the Kalamazoo River Superfund Site is based on the assumption that the bank’s stabilization remedy will be selected as the final remedy by the United States EPA and the State of Michigan, and that the costs of the remedy would be shared by several other PRPs. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that the reserves are adequate; however, it is reasonably possible that costs associated with the Kalamazoo River Superfund Site may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million.

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

In October 2001, the Wisconsin Department of Natural Resources (“WDNR”) and the United States EPA released for public comment a draft RI/FS study and proposed remedial action plan (“PRAP”) for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. Those comments questioned the WDNR’s assumed costs for dredging, because information from other remediation dredging projects indicated costs per cubic yard of material dredged were significantly higher than those used by WDNR. The Corporation and other PRPs also questioned the need to dredge the amount of sediment called for by the

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proposed remedy. The Corporation believes that other alternatives involving substantially less dredging would meet the risk reduction goals of WDNR. The final cleanup alternative to be selected and implemented, the costs of that alternative, and the Corporation’s share of such costs, are unknown at this time.

Six other companies have been identified by the government as PRPs, most of which are believed to be financially viable. The Corporation, under an interim allocation, is paying 30 percent of costs incurred by the PRPs in analyzing and responding to the various agency reports, including the RI/FS and PRAP. The Corporation believes its ultimate liability will be less than 30 percent. It is unknown over what time frame these costs will be paid out.

The Corporation’s reserve for the Fox River site is based on the assumptions that the volume of sediment to be dredged will be less than the amount discussed in the PRAP, that the cost per cubic yard of sediment removed will be several times higher, as well as the Corporation’s estimate of its ultimate share of such liability. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes that its reserve is adequate; however, it is reasonably possible that costs associated with the site may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $15 million.

The Corporation has spent approximately $27.9 million from 1995 to December 29, 2001 on the Fox River site, some of which was spent by Fort James prior to its acquisition by the Corporation. All such amounts were charged to earnings.

In October 2000, the United States Fish and Wildlife Service (“FWS”) released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. Fort James has entered into an agreement with the WDNR and the FWS that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12.5 million. The Corporation has paid approximately $8.7 million of this amount. The agreement will be effective when entered by a Federal District Court in Wisconsin later this year. The $12.5 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

In 1999 the Corporation and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc., contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue’s status as a PRP, and indemnified the Corporation and the joint venture against these liabilities. In 2001 the Corporation (having acquired all of Chesapeake’s interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) (“SCA”) and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which the Corporation acquired Chesapeake’s interest in the joint venture, Chesapeake specifically agreed that the Corporation would retain Chesapeake’s prior indemnification for such liabilities.

WHATCOM WATERWAY SUPERFUND SITE

The Whatcom Waterway is a Federal channel located adjacent to the Corporation’s pulp and papermill in Bellingham, Washington. The State declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named the Corporation as a Potentially Liable Party (“PLP”) in the case. The State is presently preparing to name other PLPs in the case.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        As of December 31, 2001, the Corporation had either settled, had dismissed or was in the process of settling a total of approximately 235,000 asbestos claims. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim. Substantially all of the amounts it has paid to date for settled claims, and anticipates paying for pending claims, have been covered by product liability insurance. The amounts not covered by such insurance have been immaterial to date. In the future, the Corporation expects that the percentage of its asbestos liabilities to be reimbursed by its insurers will decrease as it begins to make use of layers of insurance coverage in which there are some insolvent carriers and with respect

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to which there are various allocation and coverage issues. The annual average settlement payment per asbestos claimant has fluctuated up and down during the three year period ended December 29, 2001, and management of the Corporation expects such fluctuations to continue in the future based upon, among other things, the number and type of claims settled in a particular period and the jurisdictions in which such claims arose.

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

Using NERA’s projection, Peterson Consulting and the Corporation reviewed the Corporation’s existing insurance arrangements and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the credit worthiness of the Corporation’s various insurers and employed such insurance allocation methodologies as the Corporation and Peterson Consulting believed appropriate to ascertain the probable insurance recoveries for asbestos liabilities through 2011. The analysis took into account self- insurance reserves, policy exclusions, liability caps and gaps in the Corporation’s coverage, as well as insolvencies among certain of the Corporation’s insurance carriers. Although the Corporation and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the operating policy, which they had agreed to in 1997, with respect to sales of timber by The Timber Company to the Georgia-Pacific Group. This revised policy was implemented on July 1, 1999 and remained in effect through 2000. Under the policy, The Timber Company was required to offer 70% of its projected annual harvest in Southeast Arkansas and Mississippi, and 80% of its projected annual harvest in most of its other Southern forests, to Georgia-Pacific Group, and Georgia-Pacific Group was required to purchase not less than 50% nor more than 70% of the projected annual harvests in Southeast Arkansas and Mississippi, and not less than 60% nor more than 80% of the projected annual harvest in other Southern forest basins. The provisions of the policy were intended to cause prices paid by Georgia-Pacific Group for timber sold by The Timber Company to reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company flexibility in the timing of sales of its annual harvest on the open market.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 16.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
In millions, except per share Amounts
Net sales	$6,317	$5,519	$6,603	$5,589	$6,306	$5,432	$5,790	$5,510
Gross profit (net sales minus cost of sales)	1,254	1,246	1,497	1,237	1,501	1,138	1,360	1,070
(Loss) income before extraordinary loss and accounting change	(114)	234	65	240	(167)	162	(190)	(131)
Net (loss) income	(115)	234	65	240	(167)	162	(190)	(131)
Georgia-Pacific Group
Dividends declared per Share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Basic per share:
(Loss) income before extraordinary loss and accounting change	(0.60)	1.13	0.13	1.21	(0.80)	0.76	(0.81)	(0.98)
Net (loss) income	(0.60)	1.13	0.13	1.21	(0.80)	0.76	(0.81)	(0.98)
Diluted per share:
(Loss) income before extraordinary loss and accounting change	(0.60)	1.11	0.13	1.20	(0.80)	0.76	(0.81)	(0.98)
Net (loss) income	(0.60)	1.11	0.13	1.20	(0.80)	0.76	(0.81)	(0.98)
The Timber Company
Dividends declared per Share	0.25	0.25	0.25	0.25	0.25	0.25	–	0.25
Basic per share:
Income (loss) from discontinued operations	0.27	0.49	0.45	0.42	0.18	0.40	(0.04)	0.70
Diluted per share:
Income (loss) from discontinued operations	0.27	0.49	0.44	0.42	0.18	0.40	(0.04)	0.69
Price range of common stock
Georgia-Pacific Group
High	$33.50	$51.94	$36.38	$44.50	$37.65	$30.13	$35.37	$32.00
Low	26.56	31.69	27.27	25.69	$25.76	21.88	25.39	19.31
The Timber Company
High	32.40	25.63	36.00	25.75	39.70	32.00	36.19	31.19
Low	27.85	20.75	28.45	21.63	31.30	21.56	32.20	25.94

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

Consolidating Statement of Income

For the Year Ended December 29, 2001

	Georgia-Pacific Corp.	Non-Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$9,595	$11,271	$6,629	$(2,479)	$25,016

Costs and expenses
Cost of sales	8,159	9,257	4,467	(2,479)	19,404
Selling and distribution	463	983	579	–	2,025
Depreciation and amortization	491	320	532	–	1,343
General and administrative	494	284	294	–	1,072
Interest	760	85	235	–	1,080
Other loss (income), including equity income in affiliates	38	51	–	298	387

Total costs and expenses	10,405	10,980	6,107	(2,181)	25,311

(Loss) income from continuing operations before income taxes	(810)	291	522	(298)	(295)
Provision (benefit) for income taxes	(395)	336	240	–	181

(Loss) income from continuing operations	(415)	(45)	282	(298)	(476)
(Loss) income from discontinued operations, net of taxes	(3)	73	–	–	70

(Loss) income before extraordinary item and accounting change	(418)	28	282	(298)	(406)
Extraordinary loss from early retirement of debt, net of taxes	–	–	(12)	–	(12)
Cumulative effect of accounting change, net of taxes	11	–	–	–	11

Net (loss) income	$(407)	$28	$270	$(298)	$(407)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Income

For the Year Ended December 30, 2000

	Georgia-Pacific Corp.	Non-Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$12,327	$14,299	$592	$(5,168)	$22,050

Costs and expenses
Cost of sales	10,750	11,373	404	(5,168)	17,359
Selling and distribution	447	1,065	88	–	1,600
Depreciation and amortization	460	395	55	–	910
General and administrative	509	335	12	–	856
Interest	504	67	24	–	595
Other loss (income), including equity income in affiliates	(707)	201	(1)	684	177

Total costs and expenses	11,963	13,436	582	(4,484)	21,497

Income from continuing operations before income taxes	364	863	10	(684)	553
Provision (benefit) for income taxes	(142)	342	10	–	210

Income from continuing operations	506	521	–	(684)	343
(Loss) Income from discontinued operations, net of taxes	(1)	163	–	–	162

Net income	$505	$684	$–	$(684)	$505

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 29, 2001

	Georgia-Pacific Corp.	Non-Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$168	$335	$678	$301	$1,482

Cash flows from investing activities:
Property, plant and equipment investments	(276)	(176)	(287)	–	(739)
Timber and timberlands purchases	–	(31)	–	–	(31)
Acquisitions	–	(87)	(46)	–	(133)
Proceeds from sales of assets	184	2,127	–	–	2,311
Other	10	(48)	(28)	–	(66)

Cash provided by (used for) investing activities	(82)	1,785	(361)	–	1,342

Cash flows from financing activities:
Net increase (decrease) in debt	(2,100)	(183)	(501)	–	(2,784)
Net change in intercompany payable	2,061	(1,950)	190	(301)	–
Common stock repurchased		–	–	–	–
Proceeds from option plan exercises	165	–	–	–	165
Fees paid to issue debt	(38)	–	(1)	–	(39)
Cash dividends paid	(175)	–	–	–	(175)

Cash (used for) financing activities	(87)	(2,133)	(312)	(301)	(2,833)

(Decrease) increase in cash	(1)	(13)	5	–	(9)
Balance at beginning of year	1	31	8	–	40

Balance at end of year	$–	$18	$13	$–	$31

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 30, 2000

In millions	Georgia-Pacific Corp.	Non-Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
Cash provided by (used for) operations	$527	$1,484	$(35)	$(420)	$1,556

Cash flows from investing activities:
Property, plant and equipment investments	(535)	(335)	(39)	–	(909)
Timber and timberlands purchases	–	(59)	–	–	(59)
Acquisitions	(6,140)	(2)	–	–	(6,142)
Proceeds from sales of assets	35	387	–	–	422
Other	6	(48)	(21)	–	(63)

Cash used for investing activities	(6,634)	(57)	(60)	–	(6,751)

Cash flows from financing activities:
Net increase (decrease) in debt	7,622	(1,152)	(942)	–	5,528
Net change in intercompany payable	(1,200)	(265)	1,045	420	–
Common stock repurchased	(140)	–	–	–	(140)
Proceeds from option plan exercises	26	–	–	–	26
Fees paid to issue debt	(34)	(4)	–	–	(38)
Cash dividends paid	(166)	–	–	–	(166)

Cash (used for) provided by financing activities	6,108	(1,421)	103	420	5,210

Increase in cash	1	6	8	–	15
Balance at beginning of year	–	25	–	–	25

Balance at end of year	$1	$31	$8	$–	$40

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 29, 2001

	Georgia-Pacific Corp.	Non-Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash	$–	$18	$13	$–	$31
Receivables, less allowances	35	1,642	675	–	2,352
Inventories	781	809	922	–	2,512
Deferred income tax assets	34	(5)	72	–	101
Other current assets	1,039	228	104	(907)	464

Total current assets	1,889	2,692	1,786	(907)	5,460

Total property, plant and equipment, net	3,169	2,195	4,428	–	9,792

Goodwill, net	761	877	6,627	–	8,265

Other assets	13,788	1,788	872	(13,601)	2,847

Total assets	$19,607	$7,552	$13,713	$(14,508)	$26,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,052	$619	$185	$–	$2,856
Accounts payable	602	526	502	–	1,630
Other current liabilities	849	289	635	(449)	1,324

Total current liabilities	3,503	1,434	1,322	(449)	5,810

Long-term debt, excluding current portion	7,562	137	1,659	–	9,358

Senior deferrable notes	863	–	–	–	863

Other long-term liabilities	2,522	2,698	1,703	(3,341)	3,582

Deferred income tax liabilities	252	568	1,026	–	1,846

Shareholders’/invested equity	4,905	2,715	8,003	(10,718)	4,905

Total liabilities and shareholders’ equity	$19,607	$7,552	$13,713	$(14,508)	$26,364

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 30, 2000

	Georgia-Pacific Corp.	Non-Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash	$1	$31	$8	$–	$40
Receivables, less allowances	130	1,903	671	–	2,704
Inventories	818	1,185	890	–	2,893
Deferred income tax assets	76	14	86	–	176
Net assets of discontinued operations		145	–	–	145
Other current assets	465	193	397	(606)	449

Total current assets	1,490	3,471	2,052	(606)	6,407

Total property, plant and equipment, net	3,882	3,213	4,689	–	11,784

Goodwill, net	1,444	957	6,584	–	8,985

Other assets	15,029	1,495	613	(14,895)	2,242

Total assets	$21,845	$9,136	$13,938	$(15,501)	$29,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,645	$697	$217	$–	$2,559
Accounts payable	593	613	602	–	1,808
Other current liabilities	692	354	518	(255)	1,309

Total current liabilities	2,930	1,664	1,337	(255)	5,676

Long-term debt, excluding current portion	10,109	125	2,121	–	12,355

Senior deferrable notes	863	–	–	–	863

Other long-term liabilities	1,781	2,980	1,735	(3,849)	2,647

Deferred income tax liabilities	440	695	1,020	–	2,155

Shareholders’/invested equity	5,722	3,672	7,725	(11,397)	5,722

Total liabilities and shareholders’ equity	$21,845	$9,136	$13,938	$(15,501)	$29,418

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    SUBSEQUENT EVENTS

        On May 7, 2002, the Board of Directors approved separating the Corporation into two public companies. The separation will align the Corporation’s businesses into a consumer products and packaging company and a building products and distribution company, each of which will have a distinct strategic focus and competitive strengths and the potential for creation of additional value. The separation is expected to produce a number of other important benefits as well, such as creating both a value-added consumer products and packaging company with strong brands and stable cash flows, and one of the strongest domestic building products companies; providing more focused employee performance incentives; eliminating cross-subsidies, with each business free to use its cash flow to reinvest or distribute to shareholders as appropriate; and allowing each business to adopt its own capital structure. The new consumer products and packaging company will consist of the Corporation’s consumer products business, packaging business and pulp and paper business. After the separation, Georgia-Pacific will consist of the Corporation’s building products manufacturing and distribution businesses and the Unisource paper distribution business. The Corporation intends to effect the separation through an initial public offering of approximately 15% to 20% of the outstanding shares of the new consumer products and packaging company. The initial public offering is expected to occur in the fourth quarter of 2002. The Corporation’s bondholders will be offered the opportunity to exchange their current Georgia-Pacific Corporation bonds for bonds of the new consumer products and packaging company in a manner that preserves bondholder value. In connection with the separation, new credit facilities will be raised and new long-term bonds will be issued by Georgia-Pacific to repay existing indebtedness. The full separation of the new consumer products and packaging company from Georgia-Pacific is expected to be completed in the first half of 2003 through a tax-free distribution of shares to existing Georgia-Pacific shareholders. The structure and timing of the transactions outlined above are subject to a number of factors, including industry conditions and capital markets. On May 8, 2002, Moody’s Investor Service cut the Corporation’s unsecured debt rating to “Bal” from “Baa3”, and its commercial paper rating to “Not-Prime” from “Prime-3”.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Operations

	Year Ended
	December 29,	December 30,	January 1,	December 31,
	2001	2000	2000	1998	1997
In millions, except per share amounts and ratios
Operations:
Net sales	$25,016	$22,050	$18,409	$13,868	$13,586

Costs and expenses:
Cost of sales	19,404	17,359	14,417	11,378	11,295
Selling and distribution	2,025	1,600	818	592	646
Depreciation and amortization	1,343	910	815	806	844
General and administrative	1,072	856	765	534	571
Interest	1,080	595	426	372	381
Other loss (income)	387	177	4	(12)	(33)

Total costs and expenses	25,311	21,497	17,245	13,670	13,704

(Loss) income from continuing operations before income taxes	(295)	553	1,164	198	(118)
Provision (benefit) for income taxes	181	210	448	87	(32)

(Loss) income from continuing operations	(476)	343	716	111	(86)
Income from discontinued operations, net of taxes	70	162	400	176	215

(Loss) income before extraordinary items and accounting change	(406)	505	1,116	287	129
Extraordinary items and accounting change, net of taxes	(1)	–	–	(13)	(60)

Net (loss) income	$(407)	$505	$1,116	$274	$69

Other statistical data:
Georgia-Pacific Group:
(Loss) income from continuing operations	$(476)	$343	$716	$111	$(86)
Extraordinary items and accounting change, net of taxes	(1)	–	–	(13)	(60)

Net (loss) income	$(477)	$343	$716	$98	$(146)

Basic per share:
(Loss) income from continuing operations	$(2.09)	$1.95	$4.17	$0.62	$(0.47)
Extraordinary items and accounting change, net of taxes	(0.01)	–	–	(0.07)	(0.33)

Net (loss) income	$(2.10)	$1.95	$4.17	$0.55	$(0.80)

Diluted per share:
(Loss) income from continuing operations	$(2.09)	$1.94	$4.07	$0.61	$(0.47)
Extraordinary items and accounting change, net of taxes	(0.01)	–	–	(0.07)	(0.33)

Net (loss) income	$(2.10)	$1.94	$4.07	$0.54	$(0.80)

The Timber Company:
Income from discontinued operations, net of taxes	$70	$162	$400	$176	$215
Basic per common share	$0.86	$2.01	$4.75	$1.95	$2.35
Diluted per common share	$0.86	$2.00	$4.73	$1.94	$2.33
Average number shares outstanding
Georgia-Pacific Group, basic	227.6	175.8	171.8	179.8	182.9
Georgia-Pacific Group, diluted	227.6	176.9	175.9	181.1	182.9
The Timber Company, basic	81.0	80.7	84.1	90.3	91.4
The Timber Company, diluted	81.7	81.1	84.6	90.8	92.1
Earnings to fixed charges	(a )	1.8	3.5	1.5	(a )
Effective income tax rate	100.0%	38.0%	38.5%	43.9%	27.1%

(a)	In fiscal 2001 and 1997 fixed charges exceeded earnings by $306 million and $129 million, respectively.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Financial Position, End of Year

	Year Ended
	December 29,	December 30,	January 1,	December 31,
	2001	2000	2000	1998	1997
In millions, except per share amounts, ratios, and percentages
Financial position, end of year:
Current assets	$5,460	$6,407	$4,661	$2,555	$2,862
Property, plant and equipment, net	9,792	11,784	7,060	6,225	6,277
Goodwill, net	8,265	8,985	2,697	1,677	1,599
Other assets	2,847	2,242	1,087	990	992

Total assets	$26,364	$29,418	$15,505	$11,447	$11,730

Current liabilities	$5,810	$5,676	$3,849	$2,402	$2,727
Long-term debt	9,358	12,355	3,955	3,368	3,029
Senior deferrable notes	863	863	863	–	–
Other long-term liabilities	3,582	2,647	1,803	1,566	1,546
Deferred income taxes	1,846	2,155	1,160	987	959

Total liabilities	$21,459	$23,696	$11,630	$8,323	$8,261

Shareholders’ equity	$4,905	$5,722	$3,875	$3,124	$3,469

Other statistical data:
Property, plant and equipment investments	$739	$909	$723	$638	$717
Timber and timberland purchases	31	59	78	59	44
Cash paid for acquisitions	133	6,142	1,658	112	–
Current ratio	.94	1.1	1.2	1.1	1.1
Total debt to capital, book basis	52.2%	56.7%	42.8%	43.5%	41.8%
Total debt to capital, market basis:
Georgia-Pacific Group	65.5%	68.1%	39.7%	46.3%	43.4%
The Timber Company, discontinued operation	*	21.0%	32.2%	32.2%	31.6%
Per share market price:
Georgia-Pacific Corporation (through December 16, 1997):
High					$108.56
Low					$70.50
Period-end					$85.13
Georgia-Pacific Group:
High	$37.65	$51.94	$54.13	$40.50	$32.00
Low	$25.39	$19.31	$29.34	$18.69	$29.50
Period-end	$27.98	$31.13	$50.75	$29.28	$30.38
The Timber Company, discontinued operation:
High	$39.70	$32.00	$27.19	$27.25	$25.88
Low	$27.85	$20.75	$19.88	$17.38	$22.50
Period-end	*	$29.94	$24.63	$23.81	$22.69
Book value:
Georgia-Pacific Group	$21.32	$25.45	$22.50	$18.06	$18.80
The Timber Company, discontinued operation	*	$1.81	$1.51	$(0.98)	$(0.53)
Shares of stock outstanding at year-end:
Georgia-Pacific Group	230.1	224.8	172.2	173.0	184.5
The Timber Company, discontinued operation	*	80.2	82.9	87.1	92.6
Dividends declared per share:
Georgia-Pacific Corporation					$2.00
Georgia-Pacific Group	$0.50	$0.50	$0.50	$0.50
The Timber Company, discontinued operation	$1.00	$1.00	$1.00	$1.00

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

Current Ratio

Current assets divided by current liabilities as of the end of the year.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Sales and Operating Profits by Operating Segment

	2001		2000		1999		1998		1997
In millions, except percentages
Net sales(a):
Consumer products:
Tissue	$6,030	24%	$1,948	9%	$1,186	6%	$1,063	8%	$1,013	7%
Dixie	859	3	77	–	–	–	–	–	–	–
Other	103	1	29	–	9	–	20	–	22	–

Total consumer products	6,992	28	2,054	9	1,195	6	1,083	8	1,035	7

Packaging
Containerboard	523	2	626	3	554	3	544	4	569	4
Packaging	1,959	8	2,020	9	1,892	10	1,617	12	1,315	10

Total packaging	2,482	10	2,646	12	2,446	13	2,161	16	1,884	14

Bleached pulp and paper:
Market pulp	763	3	1,052	5	828	5	815	6	955	7
Bleached board	241	1	195	1	198	1	182	1	219	2
Paper	1,147	5	1,137	5	1,347	7	1,622	12	1,625	12
Other	140	–	142	1	140	1	147	1	148	1

Total manufacturing	2,291	9	2,526	12	2,513	14	2,766	20	2,947	22

Paper distribution:
Fine paper	3,845	16	4,200	19	1,980	11	–	–	–	–
Supply systems	2,356	9	2,661	12	1,329	7	–	–	–	–
Other	–	–	–	–	22	–	–	–	–	–

Total paper distribution	6,201	25	6,861	31	3,331	18	–	–	–	–

Total bleached pulp and paper	8,492	34	9,387	43	5,844	32	2,766	20	2,947	22

Building products manufacturing:
Wood panels	1,015	4	1,120	5	1,233	7	1,095	8	981	7
Lumber	983	4	1,069	5	1,086	6	851	6	881	6
Gypsum products	621	2	903	4	1,189	6	992	7	885	7
Chemicals	481	2	461	2	445	2	455	3	482	4
Other	140	1	97	–	104	1	122	1	70	1

Total manufacturing	3,240	13	3,650	16	4,057	22	3,515	25	3,299	25

Building products distribution:
Wood panels	1,713	7	2,115	10	2,506	14	2,127	15	1,919	14
Lumber	1,354	5	1,473	7	1,662	9	1,471	11	1,639	12
Other	742	3	723	3	696	4	741	5	860	6

Total distribution	3,809	15	4,311	20	4,864	27	4,339	31	4,418	32

Total building products	7,049	28	7,961	36	8,921	49	7,854	56	7,717	57

Corporate and other(b)	1	–	2	–	3	–	4	–	3	–

Total net sales	$25,016	100%	$22,050	100%	$18,409	100%	$13,868	100%	$13,586	100%

Operating profits:
Consumer products	$792	101%	$(17)	(1)%	$131	8%	$129	23%	$145	55%
Packaging	384	49	512	45	324	20	89	16	(23)	(9)
Bleached pulp and paper	69	9	509	44	181	11	(32)	(6)	19	7
Building products	150	19	382	33	1,205	76	608	107	324	123
Corporate and other(c)	(610)	(78)	(238)	(21)	(251)	(15)	(224)	(40)	(202)	(76)

Total operating profits	$785	100%	$1,148	100%	$1,590	100%	$570	100%	$263	100%

(a)	Represents net sales to unaffiliated customers.
(b)	Includes net sales from miscellaneous businesses.
(c)	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
In Millions
Year ended December 29, 2001
Allowance for doubtful accounts	$34	$32	$–		$(27	)**	$39

Restructuring reserves	$55	$57	$109	****	$(118)		$103

Year ended December 30, 2000
Allowance for doubtful accounts	$25	$34	$–		$(25	)**	$34

Restructuring reserves	$64	$19	$8	****	$(36)		$55

Year ended January 1, 2000
Allowance for doubtful accounts	$25	$5	$–		$(5	)**	$25

Restructuring reserves	$2	$2	$98	***	$(38)		$64

**	Accounts written off
***	Reserves acquired
****	Net amounts charged to goodwill

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

David J. Paterson has been Executive Vice President – Pulp and Paperboard since August 2001. Prior to that time, he served as President—Paper from January 2001 until August 2001, Senior Vice President—Communication Papers from August 2000 until January 21, 2001 and Vice President—Sales and Market Pulp and Bleached Board from May 1994 until August 2000.

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

3.2	Bylaws, as amended to date. (1) (2)

Number	Description
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

4.7	First Supplemental Induenture, dated as of September 19, 1997 between Fort James Corporation and The Bank of New York. (1) (2)

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
10.9(ii)
Amendment No 1 to the Change of Control Agreement for Donald L. Glass dated March 15, 1999 (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.9(iii)
Form of Change of Control Agreement (Filed as Exhibit 10.9(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (l)*

10.10(i)
Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Canadian Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA (Chicago Office), as the Secondary Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(ii)
Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., and Falcon Asset Securitization Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(iii)
Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, LTD (New York Branch) and Wachovia Bank, N.A., as the Secondary Purchases and Citicorp North America, Inc., as the Administrative
Agent. (1) (2)

10.10(iv)
Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as the Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, and Victory Receivables Corporation, as the Purchasers, and Citicorp North America, Inc., as the Administrative Agent. (1) (2)

10.11(i)
Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto). (1)*

10.11(ii)
Amendment No. One to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(iii)
Amendment No. Two to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

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

10.33(ii)	Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of June 1, 2001. (1) (2)

10.33(iii)	Amendment No. 1 to Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of August 3, 2001. (1) (2)

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

12	Statements of Computation of Ratio of Earnings to Fixed Charges. (1) (3)

21	Subsidiaries. (1) (2)

23	Consent of Independent Auditors. (1) (3)

99.1	Properties. (1) (2)

*	Compensatory plan or arrangement.
(1)	Filed via EDGAR.
(2)	Filed on March 22, 2002 as exhibits to the original filing of the Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
(3)	Filed herewith.

(b)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-PACIFIC CORPORATION (Registrant)

By:	/s/ A. D. CORRELL
(A. D. Correll, Chairman, Chief Executive Officer and President)

Date: August 16, 2002