Form 10-Q
period 2002-09-28
GEORGIA PACIFIC CORP
filed 2002-11-12
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1 -- 3506

-------------------

GEORGIA-PACIFIC CORPORATION
(Exact Name of Registrant as Specified in its Charter)

GEORGIA	93-0432081
(State of Incorporation)	(IRS Employer Id. Number)

133 PEACHTREE STREET, N.E., ATLANTA, GEORGIA 30303
(Address of Principal Executive Offices)
(404) 652 -- 4000
(Telephone Number of Registrant)
-------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

As of the close of business on October 31, 2002, Georgia-Pacific Corporation had 250,062,810 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION ------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Third Quarter --------------------------------		First Nine Months --------------------------------
(In millions, except per share amounts)	2002	2001	2002	2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 6,152	$ 6,306	$ 18,170	$ 19,226
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses: Cost of sales, excluding depreciation and amortization Selling and distribution Depreciation and amortization General and administrative Interest Asset impairments Other loss, net	4,808 506 255 274 199 1 12	4,805 524 319 257 254 - 69	14,090 1,500 774 806 653 209 22	14,859 1,550 1,025 806 853 115 42
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	6,055	6,228	18,054	19,250
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes Provision for income taxes	97 31	78 260	116 72	(24) 265
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations Income from discontinued operation, net of taxes	66 -	(182) 15	44 -	(289) 73
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and accounting changes Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting changes, net of taxes	66 - -	(167) - -	44 - (545)	(216) (12) 11
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 66	$ (167)	$ (501)	$ (217)
===================================================================================================
Continuing Operations: Income (loss) from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting changes, net of taxes	$ 66 - -	$ (182) - -	$ 44 - (545)	$ (289) (12) 11
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 66	$ (182)	$ (501)	$ (290)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Basic per share: Income (loss) from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting changes, net of taxes	$ 0.27 - -	$ (0.80) - -	$ 0.19 - (2.34)	$ (1.27) (0.05) 0.04
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.27	$ (0.80)	$ (2.15)	$ (1.28)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Diluted per share: Income (loss) from continuing operations Extraordinary loss, net of taxes Cumulative effect of accounting changes, net of taxes	$ 0.27 - -	$ (0.80) - -	$ 0.19 - (2.33)	$ (1.27) (0.05) 0.04
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 0.27	$ (0.80)	$ (2.14)	$ (1.28)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
Georgia-Pacific Corporation and Subsidiaries

	Third Quarter --------------------------------		First Nine Months --------------------------------
(In millions, except per share amounts)	2002	2001	2002	2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options Employee stock purchase plans	240.6 0.2 -	228.7 - -	233.5 0.5 0.1	226.9 - -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	240.8	228.7	234.1	226.9
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share	$ 0.125	$ 0.125	$ 0.375	$ 0.375
===================================================================================================
Discontinued Operation: Net income Basic net income per common share Diluted net income per common share	$ - $ - $ -	$ 15 $ 0.18 $ 0.18	$ - $ - $ -	$ 73 $ 0.90 $ 0.89
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options	- -	81.7 0.7	- -	80.9 0.8
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	-	82.4	-	81.7
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share	$ -	$ 0.250	$ -	$ 0.750
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Nine Months ----------------------------------------
(In millions)	2002	2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net loss
Adjustments to reconcile net income to cash provided by operations:
  Cumulative effect of accounting change, net of taxes
  Asset impairment
  Other loss (income)
  Depreciation and amortization
  Deferred income taxes
  Change in working capital
  Tax benefit on stock option exercises
  Other

	$ (501) 545 209 22 774 (63) (176) - (50)	$ (217) (11) 115 42 1,047 9 71 26 93
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations	760	1,175
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberland purchases Acquisitions Net proceeds from sales of assets Other	(439) - - 24 (19)	(528) (31) (105) 2,292 (36)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(434)	1,592
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Net decrease in short-term debt
Net decrease in bank overdrafts
Cash dividends paid
Proceeds from option plan exercises
Employee stock purchase plan
Fees paid to issue debt

	(3,374) 3,390 (264) (10) (87) 4 37 (8)	(2,566) 538 (600) (122) (146) 124 36 (30)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities	(312)	(2,766)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	14 31	1 40
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 45	$ 41
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	September 28, 2002	December 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash Receivables, less allowances of $46 and $39, respectively Inventories Deferred income tax assets Other current assets	$ 45 2,613 2,550 96 542	$ 31 2,352 2,512 101 464
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	5,846	5,460
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	19,153 (9,736)	18,843 (9,051)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	9,417	9,792
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	7,606	8,265
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	695	713
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,037	2,134
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 25,601	$ 26,364
===================================================================================================

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	September 28, 2002	December 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities Commercial paper and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 2,020 396 1,786 291 935	$ 2,284 572 1,630 300 1,024
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	5,428	5,810
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	9,587	9,358
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	-	863
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	3,502	3,582
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,811	1,846
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 14)

Shareholders' equity
  Common stock, par value $.80; 400,000,000 shares authorized; 250,009,000 and     230,095,000 shares issued
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	200 3,413 1,733 (2) (71)	184 2,521 2,321 (3) (118)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	5,273	4,905
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 25,601	$ 26,364
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Third Quarter ----------------------------------		First Nine Months ----------------------------------
(In millions)	2002	2001	2002	2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) Other comprehensive income (loss), net of tax: Foreign currency translation adjustments Derivative instruments Unrealized loss on securities Minimum pension liability adjustment	$ 66 (24) 2 (1) -	$ (167) 40 (11) (1) (3)	$ (501) 96 23 (1) (71)	$ (217) 5 (33) (1) (2)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)	$ 43	$ (142)	$ (454)	$ (248)
===================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
SEPTEMBER 28, 2002
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

The Corporation classifies certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $147 million and $432 million for the third quarter and first nine months of 2002, respectively, and $130 million and $447 million for the third quarter and first nine months of 2001, respectively.

Accounting Changes

In the first quarter of 2002, the Corporation changed its method of computing LIFO inventory increments from year-to-date average cost to latest acquisition cost. The Corporation believes that the latest acquisition cost more closely aligns the value of increases in inventory with physical quantities giving rise to the increases and that this method more appropriately reflects the underlying substance of changes in inventory. In addition, the Corporation changed its method of pooling LIFO inventories from a statutory legal entity approach to an approach that allows for the alignment by business segment. The Corporation believes that this approach results in better matching of costs to revenues in a manner that is more consistent with the way the businesses are managed. The cumulative effect of these changes on prior years was not determinable. These changes did not have a material effect on 2002 results of operations or financial position.

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

Business Separation

On May 7, 2002, the Board of Directors approved separating the Corporation's consumer products, packaging and pulp and paper businesses (along with its remaining interest in the Unisource paper distribution business) (see Note 7); after such separation, Georgia-Pacific would have consisted of the Corporation's building products manufacturing and distribution businesses. On September 12, 2002, the Corporation announced that it was delaying the separation. Conditions in the financial and capital markets, operating results in the Corporation's two main businesses, and the market's perception of the Corporation's asbestos liabilities, are among the factors the Corporation will consider in determining whether to proceed with the separation.

8

2.

GOODWILL AND INTANGIBLE ASSETS. Effective December 30, 2001, the Corporation adopted SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation's reporting units are: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European consumer products.

The adoption of SFAS No. 142 required the Corporation to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of the Corporation's reporting units. In this assessment, the Corporation compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to the Corporation's Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

In the second quarter of 2002, the Corporation concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, the Corporation recorded an after-tax charge of $170 million which was comprised of an additional goodwill impairment charge of $106 million and a pretax fixed asset impairment charge of $102 million ($64 million after tax) in its bleached pulp and paper segment. Following these impairment charges, the related goodwill has been completely eliminated and fixed assets remaining were approximately $137 million. Following the impairment charges, the carrying value of the Unisource paper distribution business was approximately $850 million at June 29, 2002.

In addition, during the first nine months of 2002, the Corporation reclassified goodwill for certain tax liabilities recorded in connection with the Unisource acquisition.

The changes in the carrying amount of goodwill for the first nine months of 2002 are as follows:
In millions	Consumer products	Packaging	Bleached pulp and paper	Building products	All other	Consolidated
---------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance as of December 29, 2001	$ 6,627	$ 621	$ 975	$ 42	$ -	$ 8,265

Cumulative effect of change in accounting principle - adoption of SFAS No. 142	-	-	(545)	-	-	(545)

Goodwill impairment	-	-	(106)	-	-	(106)

Foreign currency translation	43	-	-	(3)	-	40

Balance sheet reclassifications	-	-	(48)	-	-	(48)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance as of September 28, 2002	$ 6,670	$ 621	$ 276	$ 39	$ -	$ 7,606
===============================================================================================

SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. In the first nine months of 2001, goodwill amortization expense aggregated $181 million, which included $130 million in the consumer products segment, $15 million in the packaging segment, $34 million in the bleached pulp and paper segment and $2 million in the building products segment. Had the Corporation discontinued amortization of goodwill in the prior year, operating results for the third quarter and first nine months of 2001 would have been as follows:

In millions	Third Quarter 2001	First Nine Months 2001
-----------------------------------------------------------------------------------------------------------------------------
Continuing operations: Loss from continuing operations, as reported Add back: goodwill amortization	$ (182) 58	$ (289) 181
-----------------------------------------------------------------------------------------------------------------------------
Adjusted loss from continuing operations	$ (124)	$ (108)
========================================================================
Net loss as reported Add back: goodwill amortization	$ (167) 58	$ (217) 181
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net loss	$ (109)	$ (36)
========================================================================
Basic and diluted earnings per share: Loss from continuing operations, as reported Add back: goodwill amortization	$ (0.80) 0.26	$ (1.27) 0.80
-----------------------------------------------------------------------------------------------------------------------------
Adjusted loss from continuing operations	$ (0.54)	$ (0.47)
========================================================================
Net loss as reported Add back: goodwill amortization	$ (0.80) 0.26	$ (1.28) 0.80
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net income	$ (0.54)	$ (0.48)
========================================================================

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of September 28, 2002		As of December 29, 2001
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
-------------------------------------------------------------------------------------------------------------------------------------------------
Trademarks	$ 606	$ 26	$ 602	$ 15
Patents and other	146	31	145	19
-------------------------------------------------------------------------------------------------------------------------------------------------
Total	$ 752	$ 57	$ 747	$ 34
===================================================================================

Aggregate Amortization Expense:

First nine months of 2002	$ 23
=====

Estimated Amortization Expense:

For fiscal year 2003	$ 30
For fiscal year 2004	30
For fiscal year 2005	30
For fiscal year 2006	30
For fiscal year 2007	18

The Corporation does not have any intangible assets, other than goodwill, that are not subject to amortization.

In accordance with SFAS No. 142, goodwill of each reporting unit must be tested for impairment at least annually. The Corporation has determined its annual impairment test date to be in the fourth quarter of each fiscal year.

3.

PROVISION FOR INCOME TAXES. The effective tax rate in 2002 was different than the statutory tax rate primarily because of the write-off of nondeductible goodwill, offset somewhat by lower international effective tax rates and utilization of state tax credits. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 7).

4.

EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units") through August 17, 2002 when the PEPS Units were redeemed. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

11

5.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes, and the non-cash redemption of senior deferrable notes and issuance of common stock is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

Nine Months Ended -----------------------------------------
(In millions)	2002	2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Total interest costs, net Interest capitalized	$ 659 (6)	$ 861 (8)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Interest expense, net	$ 653	$ 853
===========================================================================================
Interest paid	$ 608	$ 811
===========================================================================================
Income tax paid (refunds received), net	$ 104	$ (16)
===========================================================================================
Redemption of senior deferrable notes and issuance of common stock (see Note 10)	$ 863	$ -
===========================================================================================
6.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. The Corporation uses the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	September 28, 2002	December 29, 2001
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Raw materials Finished goods Supplies LIFO reserve	$ 593 1,502 505 (50)	$ 628 1,476 504 (96)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total inventories	$ 2,550	$ 2,512
==========================================================================================

7.

ACQUISITIONS AND DIVESTITURES. During the first nine months of 2002, the Corporation disposed of and sold various assets for a total of $24 million in cash and recognized a pretax loss of $22 million which was reflected in "Other (income) loss, net" in the accompanying consolidated statements of income. During the first nine months of 2001, the Corporation disposed of and sold various assets including an industrial wood products property, a lumber mill, building products distribution assets, paper distribution assets and timberlands for a total of $182 million in cash and recognized a pretax gain of $70 million, of which $26 million was reflected in "Other loss, net" and $44 million was reflected in "Income from discontinued operation, net of taxes" in the accompanying consolidated statements of income.

12

*

On September 30, 2002, the Corporation announced that it had reached a definitive agreement with Bain Capital under which Bain Capital will acquire a controlling 60 percent interest in the Corporation's Unisource paper distribution business. The Corporation expects this transaction to result in approximately $825 million in after-tax proceeds. In addition, the Corporation will retain a 40 percent ownership in Unisource and will receive a note for $170 million. As part of this transaction, which is expected to close in the fourth quarter of 2002, the Corporation will receive approximately $505 million net proceeds from the sale and will use these proceeds to repay debt. In addition, as part of the transaction, the Corporation expects to enter into a financing lease arrangement with third parties for certain real estate assets currently owned by Unisource. These assets will be subleased to Unisource. This financing lease arrangement, which will be reflected as a capital lease obligation, is expected to generate approximately $150 million of the expected $825 million in after-tax proceeds to the Corporation. Furthermore, the Corporation expects to receive a refund of the related income tax benefit of $170 million in the first half of 2003. The Corporation expects to record a small after-tax gain in the fourth quarter of 2002 related to this sale. The ultimate gain or loss is subject to, among other things, a working capital true-up, pension and post-retirement valuations, and finalizations of certain liabilities retained by the Corporation. Closing of the transaction is subject to completion of bank financing and customary closing conditions.

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

*

On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation's stand-alone uncoated fine paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $68 million in the third quarter of 2001 in the bleached, pulp and paper segment. This loss was reflected in "Other losses, net" on the accompanying statements of income. In addition, the Corporation recorded a provision for income taxes of $195 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

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

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the "Service") that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. On September 13, 2002, the Corporation entered into a Closing Agreement with the Service completing a Pre-Filing Agreement review of the Corporation's Federal income tax reporting of the transaction. Under the terms of the Closing Agreement, the Service agreed that no gain or loss was recognized by the Corporation or its shareholders as a result of the spin-off of The Timber Company from the Corporation. The Corporation believes that the Closing Agreement is substantially final and conclusive with respect to the tax consequences associated with the spin-off.

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements. Operating results of the discontinued operation were as follows:

In millions	Third Quarter 2001	Nine Months Ended 2001
-----------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 106	$ 286
======================================================================================
Income before income taxes Provision for income taxes	$ 39 (24)	$ 132 (59)
-----------------------------------------------------------------------------------------------------------------------------------------------------
Income from discontinued operation	$ 15	$ 73
======================================================================================

8.

RESTRUCTURING. In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, the Corporation determined that it would strategically reposition its communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at its Camas Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, the Corporation recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2001, approximately 605 employees were terminated and approximately $55 million of the reserve was used to pay termination benefits. During 2002, approximately 154 employees were terminated and approximately $13 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas facility closing activities (primarily demolition activities) are expected to be completed in 2003. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 29, 2001 through September 28, 2002:

Type of Cost In millions	Liability Balance at December 29, 2001	Use	Liability Balance at September 28, 2002
----------------------------------------------------------------------------------------------------------------------------------
Employee termination Facility closing costs	$ 23 58	$ (13) (7)	$ 10 51
----------------------------------------------------------------------------------------------------------------------------------
Total	$ 81	$ (20)	$ 61
==========================================================================

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

*

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

9.

DEBT. The Corporation's total debt decreased to $12,003 million at September 28, 2002 from $12,214 million at December 29, 2001. At September 28, 2002, the weighted average interest rate on the Corporation's total debt, including outstanding interest rate exchange agreements was 6.01%.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $60 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.3 billion and CN $95 million was outstanding under these programs at September 28, 2002. Of the $1.3 billion in the United States program, $400 million was scheduled to expire in September 2002. During the third quarter of 2002, the Corporation renewed this agreement and the entire $1.3 billion is now scheduled to expire in December 2002. The Canadian program expires in May 2004. During the third quarter of 2002, the Corporation also entered into amendments for the United States and Canadian accounts receivable secured borrowing programs. These amendments, among other things, deleted a ratings downgrade as an Event of Termination and added certain financial covenants. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged. In connection with the sale of its controlling interest in the Unisource paper distribution business (see Note 7), the Corporation will terminate and repay $400 million of its United States accounts receivable secured borrowing program and the entire Canadian accounts receivable secured borrowing program. The Corporation expects to renew the remaining accounts receivable secured borrowing program prior to expiration.

The Corporation had $100 million of its 6.50% and $300 million of its 9.95% debentures mature on September 15, 2002 and June 15, 2002, respectively.

On August 7, 2002, the Corporation obtained a $650 million Senior Capital Markets Bridge Facility from Bank of America, N.A. and Goldman Sachs Credit Partners, L.P. This bridge loan matures August 16, 2003 and was used along with the available cash and borrowings from existing bank credit facilities to repay $850 million in bridge financing on August 16, 2002. Under the terms of the bridge loan commitment, unless the bridge loan has been repaid earlier, the lenders have the right to cause the Corporation to refinance it in full on the earlier of February 16, 2003 or 45 days after either (i) the Corporation terminates the transactions described in Note 1 -- Business Separation above, or (ii) available but unused borrowing capacity under the Multi-Year Revolving Credit Facility described below falls below $650 million. If the Corporation does not make other financing arrangements satisfactory to the lenders, they have the right to arrange and manage the financing necessary for such refinancing, which would be secured by a first lien on the receivables and inventory of the Corporation and its subsidiaries to the extent permitted by the Corporation's other financing arrangements.

On April 27, 2002, the Corporation issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds.

At September 28, 2002, the Corporation's Senior Capital Markets Bridge Facility totaled $650 million with a maturity date of August 16, 2003 and the Multi-Year Revolving Credit Facility totaled $3,750 million with a maturity date of November 28, 2005. The Multi-Year Revolving Credit Facility will be reduced to $3,500 million on December 31, 2002. Borrowings under these agreements bear interest at market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.3% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first nine months of 2002, the Corporation paid $6 million in facility fees. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At September 28, 2002, $650 million was borrowed under the Senior Capital Markets Bridge Facility, and $2,385 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.2%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The Corporation's amounts outstanding under the credit agreements include the following:

In millions	September 28, 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility Senior Capital Markets Bridge Facility	$ 3,750 650
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Credit facilities available	4,400
--------------------------------------------------------------------------------------------------------------------------------------------------------------

Amounts Outstanding:
  Letter of Credit Agreements*
  Money Market, average rate of 3.05%
  Multi-Year Revolving Credit Facility due November 2005, average rate of 3.38%
  Senior Capital Markets Bridge Facility due August 2003, average rate of 4.82%

(434) (10) (2,385) (650)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(3,479)
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total credit available	$ 921
==========================================================================================
*	The Letter of Credit Agreements only include Standby Letters of Credit from Bank of America.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness to net worth plus funded indebtedness) of 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, "EBITDA", to interest charges) of 2.25 to 1.00 on September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million for so long as the leverage ratio of the Corporation exceeds 65.00%. The Corporation was in compliance with these debt covenants as of September 28, 2002 with a leverage ratio of 66.95%, an interest coverage ratio of 2.80 to 1.00, a debt balance of $12,003 million, and an adjusted net worth calculated as follows:

In millions	September 28, 2002
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Worth: Net Worth Goodwill write-offs as described in Note 2	$ 5,273 651
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Worth	5,924
------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Required Net Worth:
  80% of Net Worth as of the Credit Agreement closing date

  50% of Net Income from fourth quarter 2000 to third quarter 2002*
  Proceeds of new capital stock or other equity interests from fourth quarter 2000 to third quarter 2002
  The Timber Company Net Worth

4,650 66 1,077 (329)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Required Net Worth	5,464
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Worth surplus/(deficit)	$ 460
================================================================================================

*	Does not include quarters with net losses.

During the fourth quarter of 2002, the Corporation expects to record a significant charge to other comprehensive income based on the minimum pension liability adjustment in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") (see Note 13). Given the size of this expected charge, it is probable the Corporation will not comply with the minimum net worth covenant in its Multi-Year Revolving Credit Facility and a similar covenant in other borrowing agreements at the end of 2002 without an amendment to this covenant. The Corporation has requested the lenders on these facilities to amend this covenant, and expects these amendments to be approved by the banks shortly. Amendment of this covenant requires approval by banks holding a simple majority of the commitments under these facilities. If the Corporation is unsuccessful in obtaining this amendment, amounts outstanding under these facilities could become due and payable, and could cross-default other debt instruments of the Corporation.

At September 28, 2002, the Corporation had interest rate exchange agreements that effectively converted $441 million of floating rate obligations with a weighted average interest rate of 1.79% to fixed rate obligations with an average effective interest rate of approximately 5.99%. These agreements increased interest expense by $37 million during the first nine months of 2002. The agreements had a weighted-average maturity of approximately eight months at September 28, 2002.

At September 28, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. This agreement reduced interest expense by $1.3 million during the first nine months of 2002. The agreement had a weighted-average maturity of approximately three years at September 28, 2002.

The estimated fair value of the Corporation's interest rate exchange agreements at September 28, 2002 was a $12 million liability. The liability balance represents the estimated amount the Corporation would have to pay to terminate the agreements. The fair value at September 28, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

As of September 28, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

The Corporation's borrowing arrangements contain a number of financial and non-financial covenants, which restrict the activities of the Corporation. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. The Corporation is in compliance with the covenants of these agreements.

On September 27, 2002, Standard & Poor's changed the Corporation's long-term corporate credit rating to "BB-plus" from "BBB-minus" and its short-term rating to "B" from "A-3." Also, on May 8, 2002, Moody's Investor Service changed the Corporation's unsecured debt rating to "Ba1" from "Baa3", and its commercial paper rating to "Not-Prime" from "Prime-3".

10.

SENIOR DEFERRABLE NOTES. The Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million during July 1999. The liability related to the PEPS Units was classified as "Senior deferrable notes" on the accompanying consolidated balance sheets and terms of the offering included a remarketing of the notes on August 16, 2002. On August 7, 2002, due to market conditions and other factors, the Corporation announced that the senior deferrable notes would not be remarketed. On August 16, 2002, the Corporation redeemed 17,248,268 PEPS Units and issued 18,205,543 shares of Georgia-Pacific common stock for $47.375 per share, valued at $862.5 million. The remaining 1,732 PEPS Units were settled with the holders receiving $86,600 of Global Senior Deferrable Notes.

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

Cash Flow Hedges: The Corporation uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $314 million at September 28, 2002. The fair market value of such contracts was a liability of $11 million at September 28, 2002.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of September 28, 2002, approximately $12 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months. These losses are primarily related to the floating-to-fixed interest rate swap agreements and are due to the significant decrease in interest rates during the contract terms.

Hedge of the net investment in a foreign operation: At September 28, 2002, the Corporation had outstanding approximately $273 million (net of discount) of Euro-denominated bonds which were designated as a hedge against its net investment in Europe.

Non-designated/ineffective derivative instruments: The Corporation has two foreign currency interest rate swap agreements that were assumed in the acquisition of Fort James. These agreements do not qualify for hedge accounting. Included in the 2001 cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements. The fair value of these agreements at September 28, 2002 was a liability of less than $1 million. The Corporation also has three interest rate swaps that, during the third quarter of 2001, were no longer highly effective in offsetting changes in cash flows of the borrowings hedged. The notional amount of these instruments was $127 million. At September 28, 2002, the fair market value of these three instruments was a liability of approximately $1 million.

During 2000, the Corporation entered into a derivative agreement in connection with the sale of certain packaging assets whereby the Corporation has guaranteed a certain margin on the buyer's production. This derivative agreement expires in 2005. This agreement does not qualify for hedge accounting because the buyer's production does not qualify as a hedged item in accordance with SFAS No. 133. The Corporation also entered into certain commodity swap agreements to offset the gain on the aforementioned derivative agreement. The net fair value of these derivative agreements was $17.3 million (pre-tax) at December 30, 2000 and is included in the cumulative effect of accounting change. Effective December 28, 2001, the Corporation terminated the offsetting commodity agreements. The termination was effective with the counter-party's bankruptcy filing. As of September 28, 2002, the fair market value of the original derivative agreement was an asset of $8 million.

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

12.

LONG-TERM APPRECIATION PLAN. In 2001 the Corporation began granting stock appreciation rights ("SAR unit") for issuance under the 2001 Long-Term Appreciation Plan (the "LTAP"). The LTAP provides for the granting of SAR units to key employees of the Corporation. During the first nine months of both 2002 and 2001, the Corporation granted 2.4 million SAR units under the LTAP with an exercise price of $24.44 per unit in 2002 and $29.47 per unit in 2001. The SAR exercise price was based on the underlying fair value of Georgia-Pacific common stock at the grant date. These SAR units vest over three years. Compensation expense for the SAR units is based on the difference between the current fair market value of Georgia-Pacific common stock and the fair market value at the date of grant. During the third quarters and first nine months of 2002 and 2001 the Corporation did not reflect any compensation expense related to these SARs.

13.

RETIREMENT PLANS. At the end of 2002, the Corporation expects to base the discount rate it uses to measure its United States and Canadian pension obligations on the Moody's Investor Service Aa bond yield. Accordingly, the Corporation expects to use the following assumptions for its solely administered pension plans:

United States and Canadian	European

Discount rate used to determine the projected benefit obligation
Rate of increase in future compensation levels used to determine the projected benefit obligation
Expected long-term rate of return on plan assets used to determine net periodic cost

6.50% 4.75% 8.50%	5.50% 4.25% 7.10%

Based on these assumptions, the Corporation expects its pension expense for all plans to be approximately $250 million in 2003, compared with approximately $130 million in 2002. In addition, because the Corporation generally makes contributions to the United States qualified pension plans in the year following the plans' fiscal year, the Corporation estimates its total contributions to all pension plans, including its nonqualified and foreign plans, to be approximately $105 million in 2003, compared with $45 million in 2002. The Corporation uses an October 31 measurement date for its SFAS No. 87 valuations and a December 31 measurement date for its funding valuations. Estimates presented are based primarily on estimated returns for United States plan assets through October 31. The final 2003 pension expense and 2004 contributions are subject to actuarial valuations, market values of plan assets and other factors that are currently unknown, and could differ materially from these estimates.

During the first nine months of 2002, the Corporation experienced negative investment returns on its pension assets. As noted above, the Corporation expects to reduce the discount rate used to measure its 2002 year-end pension obligations. As a result, the Corporation expects that the accumulated benefit obligation for its pension plans will exceed its pension plan assets at the end of 2002. Accordingly, during the fourth quarter of 2002, the Corporation expects to record a charge to other comprehensive income based on the minimum pension liability adjustment required under SFAS No. 87. The Corporation estimates that this after-tax charge to other comprehensive income could be between $550 million and $600 million. The final minimum pension liability adjustment is subject to actuarial valuations, market values of plan assets and other factors that are currently unknown, and could differ materially from this estimate.

14.	COMMITMENTS AND CONTINGENCIES.

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

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $128 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in the Corporation's environmental liability account for the last three fiscal years and first nine months of 2002.

In millions	First Nine Months	Fiscal Year Ended
	2002	2001	2000	1999
-----------------------------------------------------------------------------------------------------------------------------------
Beginning balance	$ 308	$ 120	$ 57	$ 47
Expense charged to earnings: Related to previously existing matters Related to new matters	12 1	2 -	29 1	22 3
Amounts related to acquisitions/(divestitures): Amounts assumed by others in divestitures Original purchase price allocations Changes in allocation of purchase price	- - -	- - 207	- 49 -	- 1 -
Payments	(17)	(21)	(16)	(16)
-----------------------------------------------------------------------------------------------------------------------------------
Ending balance	$ 304	$ 308	$ 120	$ 57
===========================================================================

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

The Corporation has spent approximately $30 million on the Kalamazoo River Superfund Site through September 28, 2002 broken down as follows:

Site	(in millions)
River	$16.8
King Highway	8.9
A Site	1.7
Willow Blvd.	2.9
$30.3
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

In October 2001, the Wisconsin Department of Natural Resources ("WDNR") and the United States EPA released for public comment a draft RI/FS and proposed remedial action plan ("PRAP") for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. Those comments questioned the WDNR's assumed costs for dredging, as information from other remediation dredging projects indicated costs per cubic yard of material dredged were significantly higher than those used by WDNR. The Corporation and other PRPs also questioned the need to dredge the amount of sediment called for by the proposed remedy. The Corporation believes that other alternatives involving substantially less dredging would meet the risk reduction goals of WDNR. The final cleanup alternative to be selected and implemented, the costs of the alternative, and the Corporation's share of such costs, are unknown at this time.

Six other companies have been identified by the governments as PRPs, most of which are believed to be financially viable. Under an interim allocation, the Corporation is paying 30 percent of costs incurred by the PRPs in analyzing and responding to the various agency reports, including the RI/FS and PRAP. The Corporation believes its ultimate liability will be less than 30 percent. It is unknown over what time frame these costs will be paid out.

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

The Corporation has spent approximately $35.2 million from 1995 to September 28, 2002 on the Fox River site, some of which was spent by Fort James prior to its acquisition by the Corporation. All such amounts were charged to earnings.

In October 2000, the United States Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. The Corporation has entered into an agreement with the WDNR and the FWS that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12.5 million, and to date has paid approximately $8.7 million of this amount. The agreement will be effective when entered by a Federal District Court in Wisconsin. The $12.5 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

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

The Corporation has spent approximately $3.3 million through September 28, 2002 on the Whatcom Waterway site, all of which was charged to earnings.

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

The following table presents information about the approximate number of the Corporation's asbestos claims during the past three fiscal years, and the first nine months of each of 2001 and 2002:

	First Nine Months		Fiscal Year Ended
	2002	2001	2001	2000	1999
Claims Filed [1]	32,200	33,500	39,700	55,600	29,100
Claims Resolved [2]	28,100	24,700	30,900	46,000	22,000
Claims Unresolved at End of Period	66,300	62,300	62,200	53,400	43,800

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation.
[2]

Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 500 asbestos premises liability claims.

As of September 28, 2002, the Corporation either had settled, had dismissed or was in the process of settling a total of approximately 262,700 asbestos claims. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim. Substantially all of the amounts it has paid to settle claims to date have been covered by product liability insurance. The amounts not covered by such insurance have been immaterial to date. For the next few years the percentage of the Corporation's asbestos liabilities covered by insurance will decrease as it begins to make use of layers of insurance coverage in which there are some insolvent carriers and with respect to which there are various allocation and coverage issues. The annual average settlement payment per asbestos claimant has fluctuated up and down during the three year period ended December 29, 2001, and management of the Corporation expects such fluctuations to continue in the future based upon, among other things, the number of claims settled in a particular period, the diseases involved and the jurisdictions in which such claims arose.

In the Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally-recognized consultants in asbestos liability and insurance, to work with it to project the amount, net of insurance, that it would pay for its asbestos-related liabilities and defense costs through 2011. During the nine month period ended September 28, 2002, the number of new claims filed against the Corporation, and the number of claims resolved by the Corporation, are consistent with its expectations. During this same period, the Corporation has paid, pre-tax and before insurance, an average of about $44 million per quarter for its asbestos liabilities and defense costs. This is about $17 million per quarter more than the Corporation expected to pay. These higher payments were caused by a $10 million judgment which the company paid in one case decided by the Maryland Supreme Court earlier this year (which is the first such case that the Corporation has taken to trial and lost), and high settlements paid in a small group of other cases involving serious illness. In the same nine month period of 2001, the Corporation paid, pre-tax and before insurance, an average of about $22 million per quarter for its asbestos liabilities and defense costs.

NERA's projection was based on historical data supplied by the Corporation and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of such diseases occurred prior to 2002. It expected, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases will drop beginning in 2001. It also cited annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma began to decline in the mid-1990s. NERA expected these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA's view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, would result in the number of claims filed against the Corporation for asbestos-related injuries beginning to decline in 2002.

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

Based on the analysis of NERA and Peterson Consulting, at the end of 2001 the Corporation established reserves for the probable and reasonably estimable asbestos liabilities and defense costs it believes it will pay through 2011. NERA projected that the Corporation's total, undiscounted asbestos liabilities, including defense costs, over the ten year period from 2002 through 2011 would be less than $1 billion (including payments related to claims pending as of December 31, 2001). The Corporation also established receivables for insurance recoveries that are deemed probable. The Corporation has recorded the reserves for the asbestos liabilities as "Other current liabilities" and "Other long-term liabilities" and the related insurance recoveries as "Other current assets" and "Other assets" in the accompanying consolidated balance sheets. For the fourth quarter 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expected to pay through 2011. This charge principally covered the share of such costs which the Corporation expected to incur because of the insolvencies of certain insurance companies which wrote a part of the Corporation's product liability insurance in prior years, and various allocation and coverage issues. The charge was not due to exhaustion of the Corporation's total product liability insurance for asbestos liabilities, and the Corporation believes that the majority of its asbestos-related liabilities and defense costs during the next ten years will be recovered from its insurance carriers. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA's projection. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 21% of such insurance recoveries are from any one company, though several of the insurers are under common control.

The analyses of NERA and Peterson Consulting were based on their best judgment and that of the Corporation. However, projecting future events, such as the number of new claims to be filed each year, the average cost of resolving each such claim, coverage issues among layers of insurers, and the continuing solvency of various insurance companies is subject to many uncertainties which could cause the actual liabilities and insurance recoveries to be higher or lower than those projected and/or recorded. For all of the reasons noted above, there can be no assurance that the Corporation's projected asbestos liabilities through 2011 will be accurate, or that the projected insurance recoveries will be realized. If the higher costs experienced in the first nine months of 2002 continue at that level, the Corporation will utilize its insurance coverage, and pay out the reserve it took at the end of 2001 for asbestos liabilities and defense costs, at a faster rate than projected. The Corporation is reviewing this reserve in light of the asbestos liabilities and costs it has incurred in the first nine months of 2002, and will make any changes to the reserve which it considers appropriate at the end of 2002.

Given the uncertainties described above, the Corporation believes that it is reasonably possible that it will incur asbestos liabilities for the period through 2011 and beyond in amounts in excess of the NERA projection, but cannot estimate such excess amount at this time. The Corporation believes that it is reasonably possible that such excess liabilities could be material to its operating results in any given quarter or year but, based on the information available to it at present, does not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on its long-term results of operations, liquidity or consolidated financial position.

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

The Corporation has determined that, in all likelihood, damages will be awarded to the Plaintiff class which will require the Plan to make additional payments to members of the class, and may in turn affect our net periodic pension cost and obligation to fund the Plan over time. The Corporation has identified a minimum amount of damages the Plan likely will be required to pay, which should not result in a material impact on the Corporation's funding obligation or results of operations. However it is impossible to determine with any certainty whether the Plan will be required to pay any additional damages and, if so, in what amount. In the event that damages above the minimum amount are awarded, it could have a material effect on the Corporation's net periodic pension cost and funding obligation. The Defendants are engaged in discussions and negotiations with the Plaintiff class for purposes of submitting a proposed Order to the Court in accordance with the mandate of the March 2002 Order.

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

In March 2001 CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of such assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. In October 2002 Fort James filed a suit in Chancery Court in Delaware seeking a declaration that CV had released Fort James from all of the claims asserted in the fraudulent conveyance litigation in connection with a settlement in 1998 of certain issues that arose in connection with the spin off. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously.

Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year but will not have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

28

15.

CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Certain assets and liabilities are administered by the Corporation, and, accordingly are maintained at Georgia-Pacific Corporation and are not reflected on the balance sheets of Non-Guarantor Subsidiaries and Fort James Corporation. The statements of income properly reflect all results of operations of each respective entity. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James because the securities are fully and unconditionally guaranteed by the Corporation:

CONSOLIDATING STATEMENT OF INCOME
THIRD QUARTER 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
=================================================================================================
Net sales	$ 2,547	$ 2,547	$ 1,711	$ (653)	$ 6,152
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other (income) loss including equity
    income in affiliates

	2,193 118 110 136 127 1 (154)	2,103 221 58 61 19 - 4	1,165 167 87 77 53 - 3	(653) - - - - - 159	4,808 506 255 274 199 1 12
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	2,531	2,466	1,552	(494)	6,055
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes (Benefit) provision for income taxes	16 (50)	81 33	159 48	(159) -	97 31
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations Income from discontinued operation, net of taxes	66 -	48 -	111 -	(159) -	66 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 66	$ 48	$ 111	$ (159)	$ 66
=================================================================================================

CONSOLIDATING STATEMENT OF INCOME
THIRD QUARTER 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Net sales	$ 2,195	$ 2,640	$ 1,621	$ (150)	$ 6,306
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other loss (income) including equity
    income in affiliates

	1,789 118 155 115 180 - 64	2,127 236 76 66 18 - 80	1,039 170 88 76 56 - (14)	(150) - - - - - (61)	4,805 524 319 257 254 - 69
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	2,421	2,603	1,415	(211)	6,228
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	(226) (59)	37 233	206 86	61 -	78 (260)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation, net of taxes	(167) -	(196) 15	120 -	61 -	(182) 15
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (167)	$ (181)	$ 120	$ 61	$ (167)
==================================================================================================

CONSOLIDATING STATEMENT OF INCOME
FIRST NINE MONTHS 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Net sales	$ 7,412	$ 7,516	$ 5,263	$ (2,021)	$ 18,170
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other loss (income) including equity
    income in affiliates

	6,312 349 339 387 439 - 242	6,163 665 184 191 54 209 3	3,636 486 251 228 160 - 3	(2,021) - - - - - (226)	14,090 1,500 774 806 653 209 22
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	8,068	7,469	4,764	(2,247)	18,054
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	(656) (155)	47 62	499 165	226 -	116 (72)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation net of taxes	(501) -	(15) -	334 -	226 -	44 -
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change net of taxes	(501) - -	(15) - (545)	334 - -	226 - -	44 - (545)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (501)	$ (560)	$ 334	$ 226	$ (501)
==================================================================================================

CONSOLIDATING STATEMENT OF INCOME
FIRST NINE MONTHS 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Net sales	$ 7,223	$ 8,823	$ 5,057	$ (1,877)	$ 19,226
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of sales, excluding depreciation and
    amortization
  Selling and distribution
  Depreciation and amortization
  General and administrative
  Interest
  Asset impairment
  Other (income) loss including equity
    income

	6,109 354 386 372 585 33 (169)	7,176 764 248 218 86 82 66	3,451 432 391 216 182 - (14)	(1,877) - - - - - 159	14,859 1,550 1,025 806 853 115 42
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	7,670	8,640	4,658	(1,718)	19,250
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	(447) (219)	183 298	399 186	(159) -	(24) (265)
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations Income from discontinued operation net of taxes	(228) -	(115) 73	213 -	(159) -	(289) 73
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary loss and accounting change Extraordinary loss from early retirement of debt, net of taxes Cumulative effect of accounting change net of taxes	(228) - 11	(42) - -	213 (12) -	(159) - -	(216) (12) 11
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (217)	$ (42)	$ 201	$ (159)	$ (217)
==================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Cash provided by (used for) operations	419	59	311	(29)	$ 760
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Proceeds from sales of assets Other	(230) 2 -	(73) 21 (13)	(136) 1 (6)	- - -	(439) 24 (19)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(228)	(65)	(141)	-	(434)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net (decrease) increase in debt Net change in intercompany payable Cash dividends paid Proceeds from option plan exercises Employee stock purchase plan	136 (279) (87) 4 37	(269) 272 - - -	(133) (22) - - -	- 29 - - -	(266) - (87) 4 37
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(189)	3	(155)	29	(312)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of year	2 -	(3) 18	15 13	- -	14 31
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ 2	$ 15	$ 28	$ -	$ 45
==================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Cash provided by (used for) operations	807	32	369	(33)	$ 1,175
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Timber and timberlands purchases Acquisitions Proceeds from sales of assets Other	(210) - - 90 -	(126) (31) (61) 2,202 (36)	(192) - (44) - -	- - - - -	(528) (31) (105) 2,292 (36)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by investing activities	(120)	1,948	(236)	-	1,592
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities Net (decrease) increase in debt Net change in intercompany payable Cash dividends paid Proceeds from option plan exercises Employee stock purchase plan	(2,262) 1,560 (146) 124 36	(133) (1,860) - - -	(385) 267 - - -	- 33 - - -	(2,780) - (146) 124 36
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by financing activities	(688)	(1,993)	(118)	33	(2,766)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of year	(1) 1	(13) 31	15 8	- -	1 40
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year	$ -	$ 18	$ 23	$ -	$ 41
==================================================================================================

CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 28, 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Other current assets	$ 2 (29) 857 33 853	$ 15 2,232 746 (5) 265	$ 28 410 947 68 480	$ - - - - (1,056)	$ 45 2,613 2,550 96 542
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	1,716	3,253	1,933	(1,056)	5,846
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	3,101	1,956	4,360	-	9,417
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	486	450	6,670	-	7,606
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	38	-	657	-	695
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	13,992	1,814	178	(13,947)	2,037
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 19,333	$ 7,473	$ 13,798	$ (15,003)	$ 25,601
==================================================================================================

CONSOLIDATING BALANCE SHEET (continued)
AS OF SEPTEMBER 28, 2002
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Accounts payable Other current liabilities	$ 1,976 603 948	$ 361 620 375	$ 79 563 520	$ - - (617)	$ 2,416 1,786 1,226
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,527	1,356	1,162	(617)	5,428
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,827	135	1,625	-	9,587
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,517	2,772	1,639	(3,426)	3,502
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	189	558	1,064	-	1,811
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	5,273	2,652	8,308	(10,960)	5,273
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 19,333	$ 7,473	$ 13,798	$ (15,003)	$ 25,601
==================================================================================================

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 29, 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Assets Current assets Cash Receivables, less allowances Inventories Deferred income tax assets Other current assets	$ - 35 781 34 1,039	$ 18 1,642 809 (5) 228	$ 13 675 922 72 104	$ - - - - (907)	$ 31 2,352 2,512 101 464
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	1,889	2,692	1,786	(907)	5,460
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	3,169	2,195	4,428	-	9,792
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	761	877	6,627	-	8,265
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	18	19	676	-	713
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	13,770	1,769	196	(13,601)	2,134
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 19,607	$ 7,552	$ 13,713	$ (14,508)	$ 26,364
==================================================================================================

CONSOLIDATING BALANCE SHEET (continued)
AS OF DECEMBER 29, 2001
In millions	Georgia- Pacific Corp.	Non- Guarantor Subsidiaries	Fort James Corp.	Consolidating Adjustments	Consolidated Amounts
==================================================================================================
Liabilities and shareholders' equity Current liabilities Short-term debt Accounts payable Other current liabilities	$ 2,052 602 849	$ 619 526 289	$ 185 502 635	$ - - (449)	$ 2,856 1,630 1,324
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	3,503	1,434	1,322	(449)	5,810
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	7,562	137	1,659	-	9,358
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Senior deferrable notes	863	-	-	-	863
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,522	2,698	1,703	(3,341)	3,582
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	252	568	1,026	-	1,846
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity	4,905	2,715	8,003	(10,718)	4,905
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 19,607	$ 7,552	$ 13,713	$ (14,508)	$ 26,364
==================================================================================================

38

16.

OPERATING SEGMENT INFORMATION. The Corporation has four reportable operating segments: consumer products, packaging, bleached pulp and paper and building products. The following represents selected operating data for each reportable segment for the third quarters and first nine months of 2002 and 2001.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	Third Quarter ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Consumer products Packaging Bleached pulp and paper Building products Other	$ 1,792 666 1,854 1,840 -	29% 11 30 30 -	$ 1,740 654 2,030 1,882 -	28% 10 32 30 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 6,152	100%	$ 6,306	100%
===================================================================================================
INTERSEGMENT SALES Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 64 33 65 201 (363)		$ 42 37 53 261 (393)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===================================================================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
Third Quarter ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 1,856 699 1,919 2,041 (363)	30% 12 31 33 (6)	$ 1,782 691 2,083 2,143 (393)	28% 11 33 34 (6)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 6,152	100%	$ 6,306	100%
===================================================================================================
OPERATING PROFITS (LOSSES) Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 243 75 17 46 (85)	82% 25 6 16 (29)	$ 264 102 (57) 99 (76)	79% 31 (17) 30 (23)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	296 (199)	100% ===	332 (254)	100% ===
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes Provision for income taxes	97 31		78 260
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations Income from discontinued operations, net of taxes	66 -		(182) 15
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)	$ 66		$ (167)
===================================================================================================
1Elimination of intersegment sales. 2Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Nine Months ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 5,316 1,960 5,461 5,432 1	29% 11 30 30 -	$ 5,300 1,887 6,602 5,436 1	28% 10 34 28 -
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 18,170	100%	$ 19,226	100%
===================================================================================================
INTERSEGMENT SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 158 98 192 584 (1,032)		$ 114 94 172 674 (1,054)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
===================================================================================================

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
First Nine Months ---------------------------------------------------------------------
(Dollar amounts in millions)	2002		2001
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES Consumer products Packaging Bleached pulp and paper Building products Other[1]	$ 5,474 2,058 5,653 6,016 (1,031)	30% 11 31 33 (5)	$ 5,414 1,981 6,774 6,110 (1,053)	28% 10 35 32 (5)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 18,170	100%	$ 19,226	100%
===================================================================================================
OPERATING PROFITS Consumer products Packaging Bleached pulp and paper Building products Other[2]	$ 783 252 (188) 208 (286)	102% 33 (25) 27 (37)	$ 572 293 43 144 (223)	69% 35 5 18 (27)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	769 (653)	100% ===	829 (853)	100% ===
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes Provision for income taxes	116 72		(24) 265
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations Income from discontinued operation, net of taxes	44 -		(289) 73
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and accounting changes Extraordinary loss from early extinguishment of debt, net of taxes Cumulative effect of accounting changes, net of taxes	44 - (545)		(216) (12) 11
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net loss	$ (501)		$ (217)
===================================================================================================
1Elimination of intersegment sales. 2Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

The Corporation reported consolidated net sales of $6.2 billion for the third quarter of 2002, compared with net sales of $6.3 billion for the third quarter of 2001. Included in 2001 are approximately $209 million of net sales from the paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001.

Interest expense decreased $55 million to $199 million in the third quarter of 2002 compared with $254 million in the third quarter of 2001, principally as a result of lower debt levels, the redemption of the senior deferrable notes in August 2002, and lower interest rates.

The Corporation reported income from continuing operations before income taxes of $97 million and an income tax provision of $31 million for the third quarter of 2002, compared with income from continuing operations before income taxes of $78 million and an income tax provision of $260 million for the third quarter of 2001. The effective tax rate in 2002 was different from the statutory tax rate primarily because of the write-off of nondeductible goodwill, offset somewhat by lower international effective tax rates and utilization of state tax credits. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 7).

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002.  In the third quarter of 2001, goodwill amortization expense aggregated $58 million, which included $43 million in the consumer products segment, $5 million in the packaging segment, $9 million in the bleached pulp and paper segment and $1 million in the building products segment.

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operation, net of taxes, was $15 million for the third quarter of 2001.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 16 to the Consolidated Financial Statements).

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $1,856 million and $243 million, respectively, for the third quarter of 2002. Third quarter 2001 net sales and operating profits were $1,782 million and $264 million, respectively. Operating profits for third quarter 2002 included a one-time charge of $10 million for severance and facility closure costs. The 2001 third quarter included goodwill amortization expense of $43 million. Excluding unusual items and goodwill amortization, return on sales decreased to 14% in the third quarter of 2002 compared with 17% a year ago. The decline in operating results was primarily due to increased operating costs. Wastepaper costs increased $35 per ton and promotional spending for the North American Retail business was significantly higher compared to third quarter 2001. These increased costs were offset slightly by overall higher sales volumes.

The Corporation expects slight pricing improvements for its retail and commercial tissue products, and expects wastepaper costs to remain constant during the remainder of 2002.

PACKAGING

The Corporation's packaging segment reported net sales of $699 million and operating profits of $75 million in the third quarter of 2002, compared with net sales of $691 million and operating profits of $102 million in the third quarter of 2001. Third quarter 2001 operating profits included goodwill amortization expense of $5 million. Excluding goodwill amortization in 2001, return on sales decreased to 11% in 2002 compared to 15% in 2001. The decrease in year-over-year operating profit was due primarily to a 7% decline in average selling prices for linerboard, an 8% decline in medium selling prices, and a 4% decline in packaging prices compared to the prior year's third quarter, offset somewhat by an increase in sales volume for all segment products. During the third quarter of 2001, the Corporation incurred market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 90,000 tons. There were no market-related shutdowns during the third quarter of 2002. Prices for containerboard and packaging are expected to increase during the remainder of 2002.

BLEACHED PULP AND PAPER

The Corporation's bleached pulp and paper segment reported net sales of $1,919 million and operating profits of $17 million in the 2002 third quarter. For the same period in 2001, the segment reported net sales of $2,083 million and an operating loss of $57 million. Included in the 2001 results are net sales of approximately $209 million and an operating loss of $73 million from paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001. The $73 million loss includes a one-time loss of $68 million related to the sale. Also included in 2001 results is goodwill amortization expense of $9 million. The increase in 2002 operating profits was due primarily to a 14% increase in market pulp prices and lower operating costs, despite lower selling prices for products in the paper distribution business. The Corporation expects selling prices for pulp to remain stable and paper selling prices to increase during the fourth quarter of 2002.

BUILDING PRODUCTS

The Corporation's building products segment reported net sales of $2,041 million and operating profits of $46 million for the third quarter of 2002. In the third quarter of 2001, the Corporation reported net sales and operating profits of $2,143 million and $99 million, respectively, for its building products segment. Included in 2001 operating profits was approximately $1 million of goodwill amortization expense. Excluding goodwill amortization expense in 2001, return on sales decreased to 2% compared with 5% in 2001. The decline in operating results in the 2002 quarter was primarily due to a decrease in selling prices for wood products resulting from excess industry supply. Average selling prices for plywood, treated lumber, softwood lumber, particleboard and oriented strand board decreased 8%, 13%, 9%, 8% and 10%, respectively compared to the prior year. These declines were offset slightly by a 10% increase in average selling prices for gypsum. On October 15, 2002, the Corporation announced that it would be curtailing production at four sawmills beginning November 2002. The Corporation expects selling prices for its building products to remain depressed for the remainder of 2002.

OTHER

The operating loss in the "Other" nonoperating segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $9 million to a loss of $85 million during the third quarter of 2002 from a loss of $76 million in the 2001 third quarter. This increase was primarily a result of business separation costs, offset somewhat by lower legal and environmental costs and higher foreign currency transaction gains.

YEAR-TO-DATE 2002 COMPARED WITH YEAR-TO-DATE 2001

The Corporation reported consolidated net sales of $18.2 billion for the first nine months of 2002, compared with net sales of $19.2 billion for the first nine months of 2001. Included in 2001 are approximately $770 million of net sales from the paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001 and approximately $102 million of net sales from the away-from-home tissue manufacturing operations sold in the first quarter of 2001.

Interest expense decreased $200 million to $653 million in the first nine months of 2002 compared with $853 million in the first nine months of 2001, principally as a result of lower debt levels, the redemption of the senior deferrable notes in August 2002, and lower interest rates.

The Corporation reported income from continuing operations before income taxes of $116 million and an income tax provision of $72 million for the first nine months of 2002, compared with a loss from continuing operations before income taxes of $24 million and an income tax provision of $265 million for the first nine months of 2001. The effective tax rate in 2002 was different from statutory rates primarily because of the write-off of nondeductible goodwill, offset somewhat by lower international income tax rates and state tax credits. The effective tax rate in 2001 was different from statutory rates primarily because of nondeductible goodwill amortization expense associated with business acquisitions and nondeductible goodwill applicable to assets sold (see Note 7).

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operation, net of taxes, was $73 million for the first nine months of 2001.

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the

Corporation no longer amortized goodwill beginning in 2002. In the first nine months of 2001, goodwill amortization expense aggregated $181 million, which included $130 million in the consumer products segment, $15 million in the packaging segment, $34 million in the bleached pulp and paper segment and $2 million in the building products segment.

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

In the first quarter of 2001, the corporation refinanced debt in the amount of $300 million, and accordingly, recorded an extraordinary loss, net of taxes, on the early extinguishment of debt in the amount of $12 million.

In the first quarter of 2001, the corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 16 to the Consolidated Financial Statements).

CONSUMER PRODUCTS

Net sales and operating profits for the consumer products segment were $5.5 billion and $783 million, respectively, for the first nine months of 2002. Included in the 2002 operating results is a one-time charge of $14 million related to a fire at the Crossett, Arkansas tissue mill and one-time charges of $18 million primarily related to severance and facility closure costs. During the first nine months of 2001, net sales and operating profits were $5.4 billion and $572 million, respectively. Operating profits for the first nine months of 2001 included a one-time charge of $82 million related to the closure of the Bellingham pulp and lignin operations, and goodwill amortization expense of $130 million. Excluding unusual charges and goodwill amortization expense, return on sales increased slightly to 15% compared with 14% a year ago. The increase in operating profits was principally due to a 5% increase in sales volume for Dixie, higher European operating profits, and distribution cost savings associated with the Fort James acquisition, offset somewhat by lower selling prices for retail and commercial tissue.

In connection with the acquisition of Fort James, the Corporation sold a portion of its away-from-home tissue manufacturing operations (formerly Georgia-Pacific Tissue) on March 2, 2001. Net sales and operating losses related to these operations were $102 million and $3 million in the first nine months of 2001, respectively.

PACKAGING

The Corporation's packaging segment reported net sales of $2.1 billion and operating profits of $252 million in the first nine months of 2002, compared with net sales of $2.0 billion and operating profits of $293 million in the first nine months of 2001. Excluding goodwill amortization expense of $15 million, operating profits were $308 million during the first nine months of 2001. Return on sales decreased to 12% in 2002 compared to 16% in 2001. The decrease in year-over-year operating profit was due primarily to a 10% decline in average selling prices for linerboard, a 14% decline in medium selling prices, a 6% decline in packaging prices, and higher waste paper prices compared to the prior year's first nine months, offset somewhat by increased sales volumes for linerboard and boxes. During the first nine months of 2002 and 2001, the Corporation incurred market-related paper machine slowback or shut downs at its containerboard mills, resulting in a reduction in containerboard production of 69,000 tons and 192,000 tons, respectively.

BLEACHED PULP AND PAPER

The Corporation's bleached pulp and paper segment reported net sales of $5.7 billion and an operating loss of $188 million in the first nine months of 2002. For the same period in 2001, the segment reported net sales of $6.8 billion and operating profits of $43 million. Included in the 2002 results were asset impairment charges of $208 million in the Unisource paper distribution business. Included in the 2001 results are net sales and an operating loss of approximately $770 million and $65 million, respectively, from paper and pulp mills sold to Domtar, Inc. in the third quarter of 2001 and goodwill amortization expense of $34 million. The decrease in 2002 operating profits was due primarily to the impairment charges and to a 13% decline in average pulp selling prices and a 9% decline in paper selling prices.

BUILDING PRODUCTS

The Corporation's building products segment reported net sales of $6.0 billion and operating profits of $208 million for the first nine months of 2002 compared with net sales and operating profits of $6.1 billion and $144 million, respectively during the first nine months of 2001. Excluding the $67 million charge related to the gypsum restructuring and goodwill amortization of $2 million, operating profits for the first nine months of 2001 were $213 million. Return on sales were flat at 3% during the first nine months of 2002 and 2001. During the first nine months of 2002, average selling prices for plywood, treated lumber, softwood lumber, particleboard and oriented strandboard decreased 6%, 9%, 4%, 9%, and 5%, respectively, and sales volumes for gypsum declined 16% compared to the prior year. A 15% increase in gypsum selling prices and a 12% increase in sales volume for oriented strandboard offset these declines.

OTHER

The operating loss in the "Other" nonoperating segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $63 million to a loss of $286 million during the first nine months of 2002 from a loss of $223 million during the first nine months of 2001. This increase was primarily a result of higher employee benefit costs and business separation costs, offset somewhat by lower legal and environmental costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2002, the Corporation reduced debt by approximately $211 million primarily from operating cash flows, despite seasonal working capital increases. During the remainder of 2002, the Corporation expects its cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. The Corporation could draw down funds from available credit facilities if the Corporation's 2002 cash flows are significantly less than expected. The following discussion provides further details of the Corporation's liquidity and capital resources.

OPERATING ACTIVITIES. The Corporation generated cash from operations of $760 million during the first nine months of 2002 compared with $1,175 million a year ago. The decrease in year-over-year cash provided by operating activities is primarily due to cash generated by The Timber Company and other assets disposed of during 2001 and higher working capital levels in 2002.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the first nine months of 2002 were $439 million, which included $270 million in the consumer products segment, $42 million in the packaging segment, $60 million in the bleached pulp and paper segment, $40 million in the building products segment and $27 million in the other nonreportable segment. Capital expenditures for property, plant and equipment in the first nine months of 2001 were $528 million. The Corporation expects to make additional capital expenditures for property, plant and equipment of approximately $271 million in the fourth quarter of 2002.

Investments to purchase timberlands (which consisted primarily of purchases of timberlands by The Timber Company prior to its spin off and merger with Plum Creek) were $31 million in the first nine months of 2001.

During the first nine months of 2002, the Corporation disposed of and sold various assets for a total of $24 million in cash and recognized a pretax loss of $22 million which was reflected in "Other loss, net" in the accompanying consolidated statements of income. During the first nine months of 2001, the Corporation disposed of and sold various assets including an industrial wood products property, a lumber mill, building products distribution assets, paper distribution assets and timberlands for a total of $182 million in cash and recognized a pretax gain of $70 million, of which $26 million was reflected in "Other loss, net" and $44 million was reflected in "Income from discontinued operation, net of taxes" in the accompanying consolidated statements of income.

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

At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific Group common stock. The Corporation paid cash and issued Georgia-Pacific shares as the untendered Fort James shares were delivered to the Corporation's exchange agent for cancellation. Through September 29, 2001, the Corporation had paid approximately $6,189 million in cash ($44 million of which was paid during the first nine months of 2001) and issued approximately 53.9 million shares of Georgia-Pacific Group common stock (0.2 million shares of which were issued during the first nine months of 2001) valued at $1,485 million for such shares.

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

On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation's stand-alone uncoated fine paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $68 million in the third quarter of 2001 in the bleached, pulp and paper segment. This loss was reflected in "Other losses, net" on the accompanying statements of income. In addition, the Corporation recorded a provision for income taxes of $195 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

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

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the "Service") that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. This high burden of proof, which is more stringent than the legal standards applicable to the audit process or any judicial proceeding, pertains only to advance rulings. On September 13, 2002, the Corporation entered into a Closing Agreement with the Service completing a Pre-Filing Agreement review of the Corporation's Federal income tax reporting of the transaction. Under the terms of the Closing Agreement, the Service agreed that no gain or loss was recognized by the Corporation or its shareholders as a result of the spin-off of The Timber Company from the Corporation. The Corporation believes that the Closing Agreement is substantially final and conclusive with respect to the tax consequences associated with the spin-off.

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements.

On September 30, 2002, the Corporation announced that it had reached a definitive agreement with Bain Capital under which Bain Capital will acquire a controlling 60 percent interest in the Corporation's Unisource paper distribution business. The Corporation expects this transaction to result in approximately $825 million in after-tax proceeds. In addition, the Corporation will retain a 40 percent ownership of Unisource and will receive a note for $170 million. As part of this transaction, which is expected to close in the fourth quarter of 2002, the Corporation will receive approximately $505 million net proceeds from the sale and will use these proceeds to repay debt. In addition, as part of the transaction, the Corporation expects to enter into a financing lease arrangement with third parties for certain real estate assets currently owned by Unisource. These assets will be subleased to Unisource. This financing lease arrangement, which will be reflected as a capital lease obligation, is expected to generate approximately $150 million of the expected $825 million in after-tax proceeds to the Corporation. Furthermore, the Corporation expects to receive a refund of the related income tax benefit of $170 million in the first half of 2003. The Corporation expects to record a small after-tax gain in the fourth quarter of 2002 related to this sale. The ultimate gain or loss is subject to, among other things, a working capital true-up, pension and post-retirement valuations, and finalization of certain liabilities retained by the Corporation. Closing of the transaction is subject to completion of bank financing and customary closing conditions.

FINANCING ACTIVITIES. The Corporation's total debt decreased to $12,003 million at September 28, 2002 from $12,214 million at December 29, 2001. At September 28, 2002, the weighted average interest rate on the Corporation's total debt, including outstanding interest rate exchange agreements was 6.01%.

The Corporation had commitments totaling $1.3 billion and CN $95 million (approximately $60 million) under its United States and Canadian accounts receivable secured borrowing programs, respectively, of which $1.3 billion and CN $95 million was outstanding under these programs at September 28, 2002. Of the $1.3 billion in the United States program, $400 million was scheduled to expire in September 2002. During the third quarter of 2002, the Corporation renewed this agreement and the entire $1.3 billion is now scheduled to expire in December 2002. The Canadian program expires in May 2004. During the third quarter of 2002, the Corporation also entered into amendments for the United States and Canadian accounts receivable secured borrowing programs. These amendments, among other things, deleted a ratings downgrade as an Event of Termination and added certain financial covenants. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Commercial paper and other short-term notes," respectively, on the accompanying consolidated balance sheets. All accounts receivable programs are accounted for as secured borrowings. As collections reduce previously pledged interests, new receivables may be pledged. In connection with the sale of its controlling interest in the Unisource paper distribution business (see Note 7), the Corporation will terminate and repay $400 million of its United States accounts receivable secured borrowing program and the entire Canadian accounts receivable secured borrowing program. The Corporation expects to renew the remaining accounts receivable secured borrowing program prior to expiration.

The Corporation had $100 million of its 6.50% and $300 million of its 9.95% debentures mature on September 15, 2002 and June 15, 2002, respectively.

On August 7, 2002, the Corporation obtained a $650 million Senior Capital Markets Bridge Facility from Bank of America, N.A. and Goldman Sachs Credit Partners, L.P. This bridge loan matures August 16, 2003 and was used along with the available cash and borrowings from existing bank credit facilities to repay $850 million in bridge financing on August 16, 2002. Under the terms of the bridge loan commitment, unless the bridge loan has been repaid earlier, the lenders have the right to cause the Corporation to refinance it in full on the earlier of February 16, 2003 or 45 days after either (i) the Corporation terminates the transactions described in Note 1 -- Business Separation above, or (ii) available but unused borrowing capacity under the Multi-Year Revolving Credit Facility described below falls below $650 million. If the Corporation does not make other financing arrangements satisfactory to the lenders, they have the right to arrange and manage the financing necessary for such refinancing, which would be secured by a first lien on the receivables and inventory of the Corporation and its subsidiaries to the extent permitted by the Corporation's other financing arrangements.

On April 27, 2002, the Corporation issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds.

At September 28, 2002, the Corporation's Senior Capital Markets Bridge Facility totaled $650 million with a maturity date of August 16, 2003 and the Multi-Year Revolving Credit Facility totaled $3,750 million with a maturity date of November 28, 2005. The Multi-Year Revolving Credit Facility will be reduced to $3,500 million on December 31, 2002. Borrowings under these agreements bear interest at market rates. These interest rates may be adjusted according to a rate grid based on the Corporation's long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.3% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first nine months of 2002, the Corporation paid $6 million in facility fees. Fees and margins may also be adjusted according to a pricing grid based on the Corporation's long-term debt ratings. At September 28, 2002, $650 million was borrowed under the Senior Capital Markets Bridge Facility, and $2,385 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.2%. Amounts outstanding under the revolving credit facilities are included in "Commercial paper and other short-term notes" and "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The Corporation's amounts outstanding under these facilities include the following:
In millions	September 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility Senior Capital Markets Bridge Facility	$ 3,750 650
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Credit facilities available	4,400
-----------------------------------------------------------------------------------------------------------------------------------------------------------------

Amounts Outstanding:
  Letter of Credit Agreements*
  Money Market, average rate of 3.05%
  Multi-Year Revolving Credit Facility due November 2005, average rate of 3.38%
  Senior Capital Markets Bridge Facility due August 2003, average rate of 4.82%

(434) (10) (2,385) (650)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(3,479)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Total credit available	$ 921
============================================================================================

*	The Letter of Credit Agreements only include Standby Letters of Credit from Bank of America.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness to net worth plus funded indebtedness) of 70.00% on September 28, 2002, December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003 and September 27, 2003; and 65.00% on January 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (earnings before interest, taxes, depreciation and amortization, "EBITDA", to interest charges) of 2.25 to 1.00 on September 28, 2002; 2.50 to 1.00 on December 28, 2002 and March 29, 2003; 2.75 to 1.00 on June 28, 2003 and September 27, 2003; and 3.00 to 1.00 on January 3, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $13,065 million for so long as the leverage ratio of the Corporation exceeds 65.00%. The Corporation was in compliance with these debt covenants as of September 28, 2002 with a leverage ratio of 66.95%, an interest coverage ratio of 2.80 to 1.00, a debt balance of $12,003 million, and an adjusted net worth calculated as follows:

In millions	September 28, 2002
-------------------------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Worth: Net Worth Goodwill write-offs as described in Note 2	$ 5,273 651
-------------------------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Worth	5,924
-------------------------------------------------------------------------------------------------------------------------------------------------------

Required Net Worth:
  80% of Net Worth as of the Credit Agreement closing date
  50% of Net Income from fourth quarter 2000 to third quarter 2002*
  Proceeds of new capital stock or other equity interests from fourth quarter 2000 to third quarter 2002
  The Timber Company Net Worth

4,650 66 1,077 (329)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Required Net Worth	5,464
-------------------------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Worth surplus/(deficit)	$ 460
======================================================================================

*	Does not include quarters with net losses.

During the fourth quarter of 2002, the Corporation expects to record a significant charge to other comprehensive income based on the minimum pension liability adjustment in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") (see Note 13). Given the size of this expected charge, it is probable the Corporation will not comply with the minimum net worth covenant in its Multi-Year Revolving Credit Facility and a similar covenant in other borrowing agreements at the end of 2002 without an amendment to this covenant. The Corporation has requested the lenders on these facilities to amend this covenant, and expects these amendments to be approved by the banks shortly. Amendment of this covenant requires approval by banks holding a simple majority of the commitments under these facilities. If the Corporation is unsuccessful in obtaining this amendment, amounts outstanding under these facilities could become due and payable, and could cross-default other debt instruments of the Corporation.

As of September 28, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

The Corporation's borrowing arrangements contain a number of financial and non-financial covenants, which restrict the activities of the Corporation. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. The Corporation is in compliance with the covenants of these agreements.

The Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million during July 1999. The liability related to the PEPS Units was classified as "Senior deferrable notes" on the accompanying consolidated balance sheets and terms of the offering included a remarketing of the notes on August 16, 2002. On August 7, 2002, due to market conditions and other factors, the Corporation announced that the senior deferrable notes would not be remarketed. On August 16, 2002, the Corporation redeemed 17,248,268 PEPS Units and issued 18,205,543 shares of Georgia-Pacific common stock for $47.375 per share, valued at $862.5 million. The remaining 1,732 PEPS Units were settled with the holders receiving $86,600 of Global Senior Deferrable Notes.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations as of September 28, 2002. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future interest rates.

(In millions) ---------------	2002 -------	2003 -------	2004 -------	2005 -------
Debt
Accounts receivable secured borrowings and short-term notes	-	-	-	-
Average interest rates	-	-	-	-
Credit facilities	-	$ 650	-	$ 2,385
Average interest rate	-	4.8%	-	3.4%
Notes and debentures	$ 49	$ 580	$ 336	$ 2
Average interest rates	7.9%	4.1%	6.7%	4.7%
Euro-denominated bonds	-	-	$ 294	-
Average interest rates	-	-	4.8%	-
Revenue bonds	-	$ 3	$ 31	$ 21
Average interest rates	-	5.2%	2.1%	5.6%
Capital leases	$ 1	$ 5	$ 6	$ 7
Average interest rates	9.4%	12.0%	2.5%	2.3%
European debt	$ 6	$ 27	$ 25	$ 13
Average interest rates	6.9%	7.1%	6.9%	6.1%
Other loans	-	$ 15	-	-
Average interest rates	-	3.3%	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	$ 141	$ 300	-	-
Average interest rate paid (fixed)	6.2%	5.9%	-	-
Average interest rate received (variable)	1.8%	1.8%	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	-	$ 47
Average interest rate cap	-	-	-	7.5%
Average interest rate floor	-	-	-	5.5%

(In millions) ---------------	2006 -------	Thereafter -------------	Total -------	Fair value September 28, 2002 ---------------
Debt
Accounts receivable secured borrowings and short-term notes	-	$ 1,370	$ 1,370	$ 1,370
Average interest rates	-	2.2%	2.2%	2.2%
Credit facilities	-	-	$ 3,035	$ 3,035
Average interest rates	-	-	3.7%	3.7%
Notes and debentures	$ 600	$ 4,700	$ 6,267	$ 5,531
Average interest rates	7.5%	8.4%	7.8%	9.7%
Euro-denominated bonds	-	-	$ 294	$ 291
Average interest rates	-	-	4.8%	5.4%
Revenue bonds	-	$ 811	$ 868	$ 791
Average interest rates	-	5.3%	5.2%	6.8%
Capital leases	$ 7	$ 95	$ 121	$ 138
Average interest rates	11.2%	11.3%	10.4%	10.4%
European debt	$ 10	$ 29	$ 110	$ 110
Average interest rates	5.9%	5.7%	6.7%	6.4%
Other loans	-	-	$ 15	$ 15
Average interest rates	-	-	3.3%	3.6%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 441	$ (12)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	2.0%	2.0%
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 5
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-		5.5%	5.5%

The Corporation has the intent to refinance commercial paper and other short-term notes as they mature. Therefore, maturities of these obligations are reflected as cash flows expected to be made after 2006. At September 28, 2002, the Corporation did not have any commercial paper outstanding.

The following table presents commitment amounts by year of expected expiration for the Corporation's lines of credit and standby letters of credit agreements.

(In millions) ---------------	2002 -------	2003 -------	2004 -------	2005 -------
Lines of credit	$ 2	-	-	-
Standby Letters of Credit**	-	$ 1	-	-

(In millions) ---------------	2006 -------	Thereafter -------------	Total -------
Lines of credit	-	-	$ 2
Standby Letters of Credit**	-	$ 64	$ 65

---------------
**	The Standby Letters of Credit from Bank of America totaling $434 million are excluded from the balance and included as amounts outstanding to reduce the available credit under the credit facilities.
The Corporation has the intent to renew the Standby Letters of Credit where appropriate as they mature; therefore, some of the obligations do not have a definite maturity date.

On September 27, 2002, Standard & Poor's changed the Corporation's long-term corporate credit rating to "BB-plus" from "BBB-minus" and its short-term rating to "B" from "A-3." Also, on May 8, 2002, Moody's Investor Service changed the Corporation's unsecured debt rating to "Ba1" from "Baa3", and its commercial paper rating to "Not-Prime" from "Prime-3".

At September 28, 2002, the Corporation had interest rate exchange agreements that effectively converted $441 million of floating rate obligations with a weighted average interest rate of 1.79% to fixed rate obligations with an average effective interest rate of approximately 5.99%. These agreements increased interest expense by $37 million during the first nine months of 2002. The agreements had a weighted-average maturity of approximately eight months at September 28, 2002.

At September 28, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation's interest expense is unaffected by this agreement when the market interest rate falls within this range. This agreement reduced interest expense by $1.3 million during the first nine months of 2002. The agreement had a weighted-average maturity of approximately three years at September 28, 2002.

The estimated fair value of the Corporation's interest rate exchange agreements at September 28, 2002 was a $12 million liability. The liability balance represents the estimated amount the Corporation would have to pay to terminate the agreements. The fair value at September 28, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

The Corporation's senior management has established the parameters of the Corporation's financial policies, which have been approved by the Board of Directors. These include balancing the Corporation's debt and equity to keep its weighted average cost of capital low while retaining the flexibility needed to ensure that the Corporation can meet its financial obligations when or before they come due and to finance attractive business opportunities. Historically, the Corporation has set debt targets based on the cash generating capability of the Corporation under various business scenarios. The Corporation experiences variances in its cash flow from period to period and various statistical methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

The Corporation maintains a high portion of its debt as long-term at fixed interest rates. The Corporation intends to manage the maturities of its long-term debt so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, the Corporation seeks to have 75% of its aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of its accounts receivable. The Corporation utilizes bank credits for temporary short and/or intermediate term financing usually bridging known or expected events. Additionally, the Corporation maintains committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. As of September 28, 2002, unused capacity totaling approximately $921 million is available for borrowing under the credit facilities.

During the first nine months of 2002, the Corporation paid dividends totaling $87 million. During the first nine months of 2001, the Corporation paid dividends totaling $85 million and $61 million, for Georgia-Pacific Group and The Timber Company, respectively.

During the first nine months of 2002, the Corporation received proceeds from option plan exercises and the 2001 employee stock purchase plan of $4 million and $37 million, respectively. During the first nine months of 2001, the Corporation received proceeds form option plan exercises and the 2000 employee stock purchase plan of $124 million and $36 million, respectively.

OTHER. The Corporation employs approximately 71,000 people, approximately 27,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Fifty-five union contracts are subject to negotiation and renewal in 2002, including nine at major facilities. Forty-one of these contracts were renewed during the first nine months of 2002.

On May 7, 2002, the Board of Directors approved separating the Corporation's consumer products, packaging and pulp and paper businesses (along with its remaining interest in the Unisource paper distribution business) (see Note 7); after such separation, Georgia-Pacific would have consisted of the Corporation's building products manufacturing an distribution businesses. On September 12, 2002, the Corporation announced that it was delaying the separation. Conditions in the financial and capital markets, operating results in the Corporation's two main businesses, and the market's perception of the Corporation's asbestos liabilities are among the factors the Corporation will consider in determining whether to proceed with the separation.

Many of the Corporation's employees participate in pension plans, most of which are funded exclusively by contributions from the Corporation. An actuary retained by the Corporation computes for its qualified plans (in accordance with applicable law) the minimum contribution, if any, required for each pension plan and the range of any permissible contributions for each plan. Historically, the market value of the assets of each of the Corporation's qualified plans has equaled or exceeded the plan's liabilities. As a result of recent stock market performance, however, the liabilities of certain of these plans are expected (at least for the near term) to exceed the market value of their assets. Consequently, the Corporation estimates its total 2002 contributions for all plans, including its nonqualified and foreign plans to be approximately $45 million. For 2003, the Corporation expects to make contributions for all plans, including its nonqualified and foreign plans, of approximately $105 million. If the market value of the plans' assets declines further or if the rate of return on these assets fails to meet the Corporation's long-term estimates, the Corporation may be required to make additional contributions to these plans in subsequent years.

At the end of 2002, the Corporation expects to base the discount rate it uses to measure its United States and Canadian pension obligations on the Moody's Investor Service Aa bond yield. Accordingly, the Corporation expects to use the following assumptions for its solely administered pension plans:

United States and Canadian	European

Discount rate used to determine the projected benefit obligation
Rate of increase in future compensation levels used to determine the projected benefit obligation
Expected long-term rate of return on plan assets used to determine net periodic cost

6.50% 4.75% 8.50%	5.50% 4.25% 7.10%

Based on these assumptions, the Corporation expects its pension expense for all plans to be approximately $250 million in 2003, compared with approximately $130 million in 2002. The Corporation uses an October 31 measurement date for its SFAS No. 87 valuations and a December 31 measurement date for its funding valuations. Estimates presented are based primarily on estimated returns for United States plan assets through October 31. The final 2003 pension expense and 2004 contributions are subject to actuarial valuations, market values of plan assets and other factors that are currently unknown, and could differ materially from these estimates.

During the first nine months of 2002, the Corporation experienced negative investment returns on its pension assets. As noted above, the Corporation expects to reduce the discount rate used to measure its 2002 year-end pension obligations. As a result, the Corporation expects that the accumulated benefit obligation for its pension plans will exceed its pension plan assets at the end of 2002. Accordingly, during the fourth quarter of 2002, the Corporation expects to record a charge to other comprehensive income based on the minimum pension liability adjustment required under SFAS No. 87. The Corporation estimates that this after-tax charge to other comprehensive income could be between $550 million and $600 million. The final minimum pension liability adjustment is subject to actuarial valuations, market values of plan assets and other factors that are currently unknown, and could differ materially from this estimate.

Critical Accounting Policies

The following are accounting policies that management believes are most important to the portrayal of the Corporation's financial condition and results and require management's most difficult, subjective, or complex judgments.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Corporation's accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing the Corporation's projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters. The Corporation recognizes a liability for environmental remediation and legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. The Corporation also has insurance that covers losses on certain environmental claims and records receivables to the extent that the realization of the insurance is deemed probable. This receivable is recorded at an undiscounted amount and is reflected as an asset in the accompanying consolidated balance sheets.

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, the Corporation has assessed the recoverability of its goodwill. After the transition, the Corporation will review the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.6 billion at September 28, 2002 and represented 30% of total assets. The Corporation assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Corporation projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation has determined its reporting units to be the following: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, bleached pulp and paper, paper distribution, North American towel and tissue, Dixie and European towel and tissue. SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. In the first nine months of 2001, goodwill amortization expense aggregated $181 million.

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

The $545 million goodwill impairment related only to the Corporation's paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001 and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Effective December 30, 2001, the Corporation adopted SFAS No. 144, which did not have an effect on the Corporation's results of operations and financial position.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This report contains forward-looking statements as such term is defined under the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about the Corporation's beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "plans," "estimates" or similar expressions. These statements include, among others, statements regarding the Corporation's expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures, and amounts and timing of expenditures with respect to liabilities relating to asbestos-containing products or the environment (and amounts and timing of insurance recoveries covering those expenses).

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for the Corporation's products, expected pricing levels, supply and cost of timber and wood fiber, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance and remediation, expected outcomes of pending litigation, the expected costs of pending and future asbestos and environmental claims, the solvency of the Corporation's insurers and the resolution of allocation and coverage issues with those insurers (including, without limitation, issues relating to asbestos and environmental claims) on a basis consistent with the Corporation's current expectations, competitive conditions and general economic conditions. These assumptions could prove inaccurate.

Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Corporation's ability to control or predict. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the Corporation's substantial indebtedness; the industry's production capacity exceeding demand for its products, necessitating market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; decreases in the level of housing starts or lessened home remodeling in the U.S.; fluctuations in interest rates and currency exchange rates; the effect of general economic conditions in the United States and other countries where Georgia-Pacific operates; the effect of government, legislative and environmental restrictions on the harvesting of private timberlands; and other risks, uncertainties and assumptions discussed in the Corporation's periodic filings with the Securities and Exchange Commission.

The accuracy of statements relating to the company's asbestos liabilities is also subject to a number of risks, uncertainties and assumptions, including the rate at which new asbestos claims will be filed, the cost of defending and resolving each such claim, the occurrence of various types of diseases among the general population, the continued solvency of insurance companies which wrote product liability policies for Georgia-Pacific, the applicability to Georgia-Pacific of court decisions involving other companies which establish precedents for the allocation and payment of insurance coverages, and other factors.

The reader should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update publicly any of them in light of new information or future events.

For a discussion of commitments and contingencies refer to Note 14 of the Notes to Consolidated Financial Statements.

Item 4.	Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer along with the Corporation's Chief Financial Officer, on the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Corporation's Chief Executive Officer along with the Corporation's Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's Exchange Act reports. There have been no significant changes in the Corporation's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

PART II - OTHER INFORMATION --------------------------- GEORGIA-PACIFIC CORPORATION SEPTEMBER 28, 2002

Item 1.	Legal Proceedings

The information contained in Note 14 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1(i) -

Articles of Incorporation, restated as of December 16, 1997 (Filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).

Exhibit 3.1(ii) -

Articles of Amendment to Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 3.2 -

Bylaws, as amended to date Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.1(i) -

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

Exhibit 4.1(ii) -

Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of November 8, 1999 (Filed as Exhibit 4.3(ii) to the Corporation's Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.1(iii) -

Amendment No. 1 (sic) to the Amended and Restated Rights Agreement, dated as of November 8, 1999 (Filed as Exhibit 1 to the Corporation's Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.1(iv) -

Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of July 18, 2000 (Filed as Exhibit 2 to the Corporation's Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.1(v) -

Amendment No. 3 to the Amended and Restated Rights Agreement, dated as of September 26, 2001 (Filed as Exhibit 3 to the Corporation's Registration Statement on Form 8-A/A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.2 (i) -

Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.2(ii) -

First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.2(iii) -

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

Exhibit 4.3 -

Form of Purchase Contract Agreement relating to Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(p) to the Corporation's Registration Statement on Form S-3 as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

Exhibit 4.4 -

Form of Pledge Agreement for Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(q) to the Corporation's Registration Statement on Form S-3 as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

Exhibit 4.5 -

Form of Remarketing Agreement between Georgia-Pacific Corporation and Morgan Stanley & Co. Incorporated (Filed as Exhibit 4(u) to the Corporation's Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

Exhibit 4.6 -

Indenture between James River Corporation of Virginia and the Bank of New York, dated November 1, 1991 (Filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-3, as filed with the Commission on November 4, 1991, Commission File No. 33-43335, and incorporated herein by this reference thereto).

Exhibit 4.7 -

First Supplemental Indenture, dated as of September 19, 1997 between Fort James Corporation and The Bank of New York (Filed as Exhibit 4.7 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.8 -

Second Supplemental Indenture among Georgia-Pacific Corporation, Fort James Corporation, and The Bank of New York, dated February 19, 2001 (Filed as Exhibit 4.6 to the Corporation's Annual Report on From 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Exhibit 4.9 -

Form of Stock Purchase Units (included as Exhibits A and B of Exhibit 4.3) (Filed as Exhibit 4(v) to the Corporation's Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

(b)	Reports on Form 8-K
During the third quarter of 2002, the Corporation filed a report on Form 8-K on July 18, 2002.

	Item 5.	Other Events - On July 18, 2002, the Corporation issued a press release announcing the financial results for the second quarter 2002.

	Item 7.	Financial Statements and Exhibits.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on August 1, 2002.

	Item 5.	Other Events - On August 1, 2002, the Corporation issued a press release regarding capital investments, declaration of quarterly dividend and confirmation of re-audit results.

	Item 7.	Financial Statements and Exhibits.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on August 14, 2002.

Item 5.

Other Events - On August 13, 2002, the Corporation issued a press release regarding Georgia-Pacific's plan to sell a majority stake in its Unisource subsidiary and related charges Georgia-Pacific will take in connection with the transaction.

	Item 7.	Financial Statements and Exhibits.

	Item 9.	Regulation FD Disclosure.

On August 13, 2002, the Registrant filed sworn statements of its Chief Executive Officer and Chief Financial Officer (the "Sworn Statements") with the Securities and Exchange Commission (the "Commission") pursuant to the Commission's Order of June 27, 2002, requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, as amended.

On August 13, 2002, the Registrant sent certifications of its Chief Executive Officer and Chief Financial Officer to the Commission pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) (the "906 Certifications").

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on August 16, 2002.

Item 7.	Financial Statements and Exhibits.

Item 9.	Regulation FD Disclosure.

On August 16, 2002, the Registrant sent certifications of its Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) (the "906 Certifications"). The 906 Certifications accompanied the Registrant's Annual Report on Form 10-K/A for the period ended December 29, 2001 and are attached hereto as Exhibit 99.1 and Exhibit 99.2 respectively, and are incorporated herein by this reference.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on August 20, 2002.

Item 5.

On August 7, 2002 the Corporation issued a press release regarding the Corporation's new bridge financing agreement and the announcement that the senior deferrable notes issued in connection with the Company's 7.5 percent Premium Equity Participating Security Units (PEPS Units) would not be re-marketed.

On August 16, 2002, the Corporation executed a Credit Agreement (Senior Capital Markets Bridge Facility), dated as of August 16, 2002, by and among the Corporation, the Lenders named therein, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents and as Joint Lead Arrangers and Book Managers.

Item 7.	Financial Statements and Exhibits.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on August 27, 2002.

Item 5.

Other Events -- On August 13, 2002, Registrant executed a Commitment Letter dated as of August 13, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (the "Commitment Letter") in which Bank of America, N.A. and Goldman Sachs Credit Partners L.P. offered their respective commitments to provide a portion of the Senior Bridge Facility in the amount indicated therein and subject to the terms and conditions set forth in the Commitment Letter.

On August 16, 2002, the parties amended the Commitment Letter subject to the terms and conditions set forth in the First Amendment to the Commitment Letter (the "Letter Amendment").

Item 7.	Financial Statements and Exhibits.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on September 11, 2002.

Item 7.	Financial Statements and Exhibits.

Item 5.

Other Events -- On August 30, 2002, the Corporation and G-P Receivables, Inc., a direct wholly owned subsidiary of the Corporation ("G-P Receivables"), entered into a Second Amendment to Second Amended and Restated Receivables Purchase Agreements dated as of August 30, 2002 (the "Second Amendment"), among G-P Receivables, as the Seller, the Corporation, as the Collection Agent, Blue Ridge Asset Funding Corporation ("Blue Ridge"), Corporate Receivables Corporation ("CRC"), Corporate Asset Funding Company, Inc. ("CAFCO"), Four Winds Funding Corporation ("Four Winds"), Victory Receivables Corporation ("Victory" and, together with Blue Ridge, CRC, CAFCO and Four Winds, the "Purchasers"), Citibank, N.A. ("Citibank"), Commerzbank AG (New York Branch) ("Commerzbank"), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch) ("BTM"), Wachovia Bank National Association ("Wachovia" and, together with Citibank, Commerzbank and BTM, the "Secondary Purchasers") and Citicorp North America, Inc., as the Administrative Agent. The Second Amendment, among other things, deletes a ratings downgrade as an Event of Termination and adds certain financial covenants.

On August 30, 2002, Unisource Worldwide, Inc., a direct wholly owned subsidiary of the Corporation ("Unisource"), and Portfolio Receivables, LLC, an indirect wholly owned subsidiary of the Registrant ("Portfolio Receivables"), entered into (i) a Sixth Amendment to Receivables Sale Agreements dated as of August 30, 2002 (the "Sixth Amendment"), among Portfolio Receivables, as the Seller, Unisource, Asset Securitization Cooperative Corporation, as the Primary Purchaser, and Canadian Imperial Bank of Commerce, as the Secondary Purchaser and the Servicing Agent, and (ii) a Letter Agreement dated as of August 30, 2002 (the "Letter Agreement" and, together with the Sixth Amendment, the "Amending Documents"), among Portfolio Receivables, Unisource, the Primary Purchaser and the Secondary Purchaser and the Servicing Agent. The Amending Documents, among other things, deletes a ratings downgrade as an Event of Termination, adds certain financial covenants, and extends the expiration date thereof to December 18, 2002.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-K on September 12, 2002.

Item 7.	Financial Statements and Exhibits.

Item 5.	Other Events -- On September 12, 2002 the Corporation issued a press release regarding the delay in separation transactions.

Also during the third quarter of 2002, the Corporation filed a report on Form 8-KA on September 13, 2002.

Item 7.	Financial Statements and Exhibits.

Item 5.	Other Events -- On September 12, 2002 the Corporation issued a press release regarding the delay in separation transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	GEORGIA-PACIFIC CORPORATION (Registrant)

by /s/Danny W. Huff Danny W. Huff, Executive Vice President -Finance and Chief Financial Officer

by /s/James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)

CERTIFICATION

I, Alston D. Correll, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Georgia-Pacific Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Alston D. Correll Alston D. Correll Chairman and Chief Executive Officer

CERTIFICATION

I, Danny W. Huff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Georgia-Pacific Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Danny W. Huff Danny W. Huff Executive Vice President - Finance and Chief Financial Officer