Form 10-K
period 2002-12-28
GEORGIA PACIFIC CORP
filed 2003-03-28
CIK 41077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of the close of business on March 12, 2003, the registrant had 250,319,958 shares of Georgia-Pacific Common Stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2002 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are “affiliates”) was $5,586,427,267 for Georgia-Pacific Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Georgia-Pacific Corporation’s definitive Proxy Statement for use in connection with its Annual Meeting of Shareholders scheduled to be held on May 6, 2003 are incorporated by reference in answer to Part III of this Form 10-K.

GEORGIA-PACIFIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 28, 2002

PART I

PART I

ITEM 1.    BUSINESS

Georgia-Pacific Corporation (the “Corporation” or “Georgia-Pacific”) was organized in 1927 under the laws of the State of Georgia.

The Corporation is engaged in four principal business operations: the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, kraft and bleached board) and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum board, chemicals and other products).

Prior to November 2, 2002, the Corporation was engaged in the distribution of paper products, packaging and facility supplies through its paper products distribution business, Unisource Worldwide, Inc. (“Unisource”). Effective November 2, 2002, the Corporation sold a 60 percent controlling interest in Unisource to an affiliate of Bain Capital, LLC.

Prior to October 6, 2001, the Corporation also engaged in the growing of timber on approximately 4.7 million acres of timberlands that the Corporation owned or leased. In 2001, these timberlands supplied approximately 10% of the overall timber requirements of the Corporation’s manufacturing facilities. On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek Timber Company, Inc. (“Plum Creek”).

Among North American producers, Georgia-Pacific ranks first in the production of tissue paper products, disposable tableware, structural wood panels and industrial wood panels; second in wood bonding and industrial thermosetting resins; third in gypsum wallboard; fourth in lumber products, containerboard, corrugated packaging and market pulp; and fifth in paper (uncoated free-sheet). The Corporation’s building products distribution business is the leading supplier of wholesale building products in the United States. Georgia-Pacific’s chemical business also supplies paper chemicals and tall oil based chemicals.

Most of Georgia-Pacific’s products are made of solid wood, virgin and recycled wood fiber, or wood by-products. Georgia-Pacific purchases the majority of these readily available raw materials from timber owners, independent log merchants and brokers, and recycled fiber brokers.

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

In May 2002, the Corporation’s board of directors approved separating Georgia-Pacific’s consumer products, packaging and bleached pulp and paper businesses (along with its remaining interest in the Unisource paper distribution business) from the Corporation’s building products manufacturing and distribution business. After this separation, the Corporation would have consisted of only the building products manufacturing and distribution business. In September 2002 this separation was indefinitely suspended in light of conditions in the financial and capital markets, operating results in Georgia-Pacific’s two principal businesses, and the market’s perception of its asbestos liabilities.

Georgia-Pacific’s four principal businesses are broken down into six operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution.

Consumer Products

Georgia-Pacific is the largest North American producer of tissue products; a leading manufacturer of tissue products in Europe; and through its Dixie business, the largest producer of disposable tableware in North America. The consumer products include a wide array of branded and private label consumer and commercial tissue products. These include bath tissue, paper towels and napkins, which are made from virgin and recycled fibers, as well as disposable plates, cups and cutlery. Primary production of these products takes place in 26 tissue mills throughout Europe and the United States and 12 disposable tableware plants in North America. Worldwide tissue capacity is approximately 3.9 million tons, making this business the world’s largest producer of tissue products. Markets for tissue products are generally influenced by population growth, changes in per capita consumption, and levels of economic activity in a geographic market.

The consumer products business operates as two segments: North America consumer products and international consumer products.

North America Consumer Products Segment

With a 37% volume market share, Georgia-Pacific is the largest producer of tissue products in North America. The business produces bath tissue, paper towels and napkins made from virgin and recycled fibers, in both branded and private label tissue products, for the retail and commercial markets. According to industry statistics, Georgia-Pacific’s North American retail and commercial manufacturing cash cost position is the lowest among its leading industry competitors. Fourteen production and converting facilities located throughout the United States and two converting facilities in Mexico produce finished goods to serve the North American market. In 2002, North American sales accounted for approximately $5,455 million, or 77% of the Corporation’s worldwide consumer products sales.

Retail Tissue.    In the retail (or “at-home”) channel, which accounted for approximately 68% of domestic tissue sales in 2002, Georgia-Pacific produces both branded and private label products. The rankings of the Corporation’s principal retail brands based on unit share include Quilted Northern and Angel Soft bath tissue (the number two and three bathroom tissue brands, respectively), Sparkle and Brawny paper towels (the number three and four paper towel brands, respectively), and five of the seven leading napkin brands including Mardi Gras napkins (the leading paper napkin brand) and Vanity Fair premium dinner napkins (the number one premium napkin brand). Other retail brands include Sparkle and Brawny paper napkins, and Soft’N Gentle bathroom and facial tissue, MD bath tissue, Mardi Gras towels, Zee napkins (number one on the West Coast), and Green Forest towels and napkins.

Georgia-Pacific also supplies private label or customer brand products to some of the largest retailers in the United States. The Corporation believes that it is the leading supplier to the United States private label towel and tissue market, with a market share of 42%.

Georgia-Pacific believes it is the leading supplier of tissue, towel and napkin products to the warehouse club, the fastest growing channel in the consumer products industry. Additionally, the Corporation has well-established relationships with the leaders in the rapidly expanding mass merchandise channel, as well as long-term relationships with major retailers in the grocery channel. Georgia-Pacific’s position in expanding retail channels provides superior growth prospects compared to the overall market.

Commercial Tissue.    In 2002, the remaining 32% of domestic tissue sales came from commercial and industrial (or “away-from-home”) markets. These sales were made through independent paper distributors, food service and janitorial distributors, and directly to national fast food accounts for use in restaurants, offices, factories, hospitals, schools and hotels and through the Corporation’s office product distribution business (Unisource), wholly-owned until November, 2002, when a controlling interest was sold. The Corporation’s principal away-from-home brands include proprietary dispensing systems for the Cormatic, Ultimatic and Guardian brands; and Envision, the leading brand of environmentally positioned 100% recycled tissue, towel and napkin products.

According to the American Forest & Paper Association, in 2001, Georgia-Pacific sold more tissue products in the commercial channel than any other company in North America and based on volume has a 40% share. With a 44% share in the food service industry and a 45% share in the health care industry, the Corporation believes it has the largest market share in the fastest growing end-use markets for commercial tissue products.

Georgia-Pacific is the market leader in proprietary dispensers and also has leading market positions in the paper distribution, janitorial supply and manufacturing end-use markets. The commercial tissue market benefits from attractive long-term fundamentals, including unit volume growth due to increased dining and entertaining outside of the home.

Dixie.    The Dixie business, with one of the best-known names in disposable plates, cups and cutlery, has the number one market share in the $12 billion North American disposable tableware market. The Corporation’s principal retail tabletop brand, Dixie, is virtually synonymous with the paper cup it created over 80 years ago. Through a twelve-plant network of focused production facilities in North America, Dixie manufactures a full range of products for both retail and foodservice markets.

Georgia-Pacific believes that it is the leading supplier of tabletop products to the warehouse club channel. The Corporation believes that it is one of the largest producers of disposable cups, plates and related products for the foodservice industry. Foodservice customers include distributors, restaurants, hotels, office buildings and institutions, many of the same customers to which G-P sells its North American tissue. Approximately 57% of sales are into retail distribution channels and the remaining 43% are into foodservice distribution channels. In 2002, Dixie’s net sales were approximately $907 million.

International Consumer Products Segment

The international consumer products segment is a leading supplier of paper-based consumer products in many European countries. Product lines in both the retail and away-from-home markets include bathroom and facial tissue, paper towels and napkins. Retail sales include both branded and private label products. The Corporation also markets feminine hygiene products and pharmacy supplies in select countries. These products are manufactured across Europe in 11 mills with an annual capacity of over 906,000 tons, or are purchased from others. Eleven stand-alone converting plants strategically located throughout Europe and China supplement converting operations located at the primary production mills. The combined network provides cost-effective market reach given the high European distribution costs and the resulting decrease in the maximum practical distribution radius from any one-mill site. In 2002, net sales for the International business accounted for approximately $1,663 million, or 23% of the Corporation’s worldwide consumer products sales.

During 2002, tissue-based products accounted for approximately 87% of the Corporation’s annual International Consumer Products sales with the balance comprised of feminine hygiene products, ancillary products such as health care and pharmacy items, and unconverted tissue parent rolls. Georgia-Pacific sells its tissue, towel and napkin products through both retail and away-from-home distribution channels in Europe. Approximately 75% of the Corporation’s European towel and tissue sales were into retail distribution channels and 25% were into away-from-home and other channels. Sales into retail channels are supported by both branded and private label product offerings.

The Corporation’s principal European brands include Lotus bathroom tissue and handkerchiefs (both hold the number one position in France), Moltonel bathroom tissue (the number two tissue in France), Lotus kitchen towels (the number one kitchen towel in the Netherlands), O’Kay kitchen towels (the number one kitchen towel in France), Colhogar kitchen towels and bathroom tissue (both hold number one positions in Spain), KittenSoft towels and bathroom tissue (both hold number one positions in Ireland), EMBO bathroom tissue (the number one tissue in Finland), Tenderly bathroom tissue (the number three tissue in Italy), Delica kitchen towels, napkins and bathroom tissue (the number one towel and napkins and number two bath tissue in Greece), Vania feminine hygiene products (one of the leaders in France), Selpak premium tissue products (the leader in Turkey) and Demak’Up cotton facial pads (the leader in Europe).

Georgia-Pacific’s largest European operations are in France and the United Kingdom, which combined account for approximately 65% of its European tissue sales. Aggregating at-home branded, private label and away-from-home production, the Corporation believes it is the largest producer of tissue products in France, Finland, Ireland, and Turkey and the second largest producer in the United Kingdom and Greece.

Packaging

The packaging segment focuses on providing packaging solutions for a wide variety of industrial customers. Its primary products include corrugated containers and containerboard. The Corporation’s four containerboard mills rank fourth in North American containerboard production with a capacity of 3.8 million tons, approximately 10% of North American capacity. The containerboard mills produce unbleached linerboard and medium, in roll form, that is shipped to converting facilities. One of the largest domestic producers of containerboard, the packaging segment is the third largest supplier of containerboard to independent converters in the United States.

Georgia-Pacific has three principal types of converting facilities: corrugated box plants, which fabricate corrugated sheets from containerboard and print, cut, fold and join them to create finished boxes; sheet feeders, which also fabricate corrugated sheets and then deliver them to other converters who complete the finished box; and graphic packaging facilities, which fabricate corrugated sheets and utilize graphic capabilities and design techniques to meet specialized customer requirements. The segment’s 53 converting plants consume approximately 70% of the segment’s containerboard production; the remainder is sold to independent box converters in the United States, Latin America and Asia. Georgia-Pacific is the fourth largest supplier of corrugated containers in the United States.

In addition to standard corrugated containers, the segment’s packaging plants supply many specialty-packaging products. These include display-ready corrugated packaging that works interchangeably with the Corporation’s line of reusable plastic containers, double and triple-wall boxes, bulk bins, water-resistant packaging, and high-finish and preprinted packaging for point-of-sale displays. The Corporation’s Color-Box subsidiary produces high quality litho-laminated packaging at nine specialty printing, coating and converting facilities. It is the largest litho-laminate corrugated manufacturer in North America.

Markets for containerboard and packaging products are affected primarily by changes in industry capacity, the level of industrial activity in the United States, and export markets. Containerboard exports totaled 248,000 tons during 2002 compared to 2001’s level of 266,000 tons. In 2002, exports for the packaging segment were $112 million, approximately 4% of segment net sales.

Bleached Pulp and Paper

The bleached pulp and paper segment produces market pulp, paper and other products at nine facilities in North America. Combined production capacity for pulp and paper is 3.7 million tons. The bleached pulp and paper segment’s mills are among the industry’s lowest cost producers. Exports from this business segment consist chiefly of market pulp bound for Asia, Europe, and Latin America. In 2002, exports for the bleached pulp and paper segment were $432 million, approximately 17% of segment sales. Markets for pulp and paper products are affected primarily by changes in industry capacity, the level of economic growth in the United States and export markets, and fluctuations in currency exchange rates.

Paper.    Georgia-Pacific is the fifth largest North American producer of uncoated free-sheet paper. Uncoated free-sheet paper is used in office copy machines and printers, commercial printing, business forms, stationery, tablets, books, envelopes, labels and checks. The bleached pulp and paper segment’s four uncoated free-sheet paper mills have a combined annual capacity of 1.2 million tons, approximately 7% of North American capacity. These products are sold through paper distributors, office product distributors, printing equipment manufacturers, retailers and converters. Products are sold under a variety of brand names including: Spectrum, Eureka and GeoCycle.

Market Pulp.    Georgia-Pacific ranks eighth in the production of market pulp worldwide. The bleached pulp and paper segment includes three pulp mills with a combined annual capacity of nearly 1.6 million tons, approximately 19% of United States capacity. These mills produce primarily Southern softwood and Northern hardwood pulps sold to industrial users for the manufacture of many paper grades.

Georgia-Pacific’s Brunswick facility is the largest fluff pulp production facility in the world. It contributes approximately 826,000 tons annually to make the Corporation the second largest producer of fluff pulp in the world. Fluff pulp is used primarily in the manufacture of disposable diapers and other sanitary items.

Bleached Board.    The bleached pulp and paper segment manufactures approximately 500,000 tons of bleached paper board annually for use in frozen food containers, food service items and other products. The combined bleached board capacities at Naheola, Alabama and Crossett, Arkansas make Georgia-Pacific Corporation the fourth largest bleached board producer in North America.

Paper Distribution

In November 2002, Georgia-Pacific completed the sale of a 60% controlling interest in Unisource, the Corporation’s paper distribution business, to an affiliate of Bain Capital, LLC. Unisource has been treated as a separate reportable segment in the accompanying financial statements. Beginning in November 2002, the profits from the remaining 40% equity investment in Unisource were included in the bleached pulp and paper segment.

Building Products Manufacturing

Building Products Manufacturing is one of the leading manufacturers of building products in the United States. The segment manufactures wood panels (including plywood, oriented strand board (“OSB”) and industrial panels), lumber, gypsum products, chemicals and other products. These products are manufactured at 131 facilities in the United States, 7 plants in Canada, 2 plants in South America, and a joint venture in South Africa. These products are sold directly to industrial customers, independent dealers and wholesalers, and large building product retailers or through our building products distribution business.

The building products business is affected by the level of housing starts; the level of home repairs, remodeling and additions; commercial building activity; the availability and cost of financing; and changes in industry capacity. The demand for building products tends to be stronger during the second and third quarters when weather conditions favor construction. Exports for the building products manufacturing segment in 2002 were $113 million (approximately 2% of segment sales), primarily to the Caribbean and Europe.

Building products manufacturing is organized into five divisions:

Structural Panels.    Based on panel production capacity of 8.7 billion square feet, Georgia-Pacific is the largest producer of structural wood panels in North America. Georgia-Pacific accounts for about 19% of North American panel capacity. The division’s 20 softwood plywood plants produce approximately 32% of North American capacity and, its six OSB plants can produce 2.2 billion square feet or 9% of annual North American capacity. With most of these plants located in the Southeast, the business benefits from an ample supply of timber, favorable weather conditions, regional population growth, national economic growth and other factors.

Two facilities manufacture engineered lumber products. Demand for the building products segment’s engineered lumber products has increased in recent years as wood I-joists (made from veneer, OSB and sawn lumber) have increasingly become the product of choice for floor joist applications. Laminated veneer lumber (“LVL”) and wood I-joists are designed to meet the precise structural performance requirements of roofing and flooring systems. The segment produces both LVL and I-joists.

Industrial Wood Products.    The building products manufacturing segment is the largest producer of industrial wood panels and the fourth largest producer of hardwood plywood in North America. The division’s particleboard plants produce more than 1.4 billion square feet of panels annually, which is approximately 17% of U.S. and Canadian capacity. Georgia-Pacific believes it is the largest producer of particleboard flooring and currently supplies more than 35% of the flooring substrate for the manufactured housing market. Seventeen mills manufacture composite panels of particleboard, MDF, hardboard and softboard, as well as hardwood plywood, interior decorative panels and thermally fused melamine panels. Applications include furniture, cabinets, housing, retail fixtures, and other industrial products.

Lumber.    The fourth largest lumber producer in North America, Georgia-Pacific has the capacity to manufacture about 2.5 billion board feet annually or approximately 4% of North American lumber production. Most of the Corporation’s 33 lumber mills are located in the Southern United States. Lumber products are manufactured from Southern pine, a variety of Appalachian and Southern hardwoods, cedar, spruce, hemlock and Douglas fir. During fourth quarter of 2002, the Corporation closed its western softwood mill in Ft. Bragg, California. This mill was responsible for one-third of Georgia-Pacific’s western softwood production capacity.

Georgia-Pacific’s building products business ranks as one of the top producers of pressure-treated lumber in the nation. Approximately 36% of its southern pine lumber production is pressure-treated to protect it for use in outdoor applications such as decks, fences, bridges and playground equipment. Georgia-Pacific owns six pressure-treated lumber plants, two of which are idle. Southeast Wood Treating, Inc. operates the other four Georgia-Pacific treating facilities as well as seven additional plants it owns. With production from 11 facilities, the business can sell more than one billion board feet of lumber annually.

Gypsum Products.    Georgia-Pacific operates 18 gypsum board plants throughout the United States and Canada and with an annual capacity of 6.5 billion square feet has the third largest gypsum wallboard capacity in North America. Gypsum products include wallboard, DensGuard specialty panels, fire-door cores, industrial plaster and joint compound. The business is substantially vertically integrated in paper and gypsum rock, operating three recycled gypsum paperboard mills and ten gypsum quarries/mines. Gypsum reserves are approximately 301 million recoverable tons, an estimated 64-year supply at current production rates.

Georgia-Pacific is the only producer of fiberglass-faced and backed gypsum sheathing and decking products in the United States. Additionally, it is one of only two mineral fire door core producers in the U.S. as well as a major producer of mineral fire stop door components. It produces almost 50% of the value-added industrial plaster in the United States.

In March 2002, the Delair, New Jersey gypsum paperboard plant with an annual capacity of 60 thousand tons was sold. Delair represented 19% of Georgia-Pacific’s gypsum paper capacity. In June 2002, the 65 thousand ton Sigurd, Utah plaster plant was closed.

Chemicals.    The Corporation’s chemical business is a leading supplier of wood bonding resins, industrial thermosetting resins, formaldehyde, paper chemicals, and tall oil based chemicals. These chemicals and resins are used in a variety of specialty applications, including production of wood panels, papermaking, roofing, thermal insulation, metalworking, coatings, fertilizers, and transportation. The business ships more than four billion pounds of bonding and thermosetting resins, formaldehyde, pine chemicals, and paper chemicals annually from 17 United States and 2 South American plants. The business also operates through a joint venture in South Africa with Chemical Services, Ltd. During 2002, the Corporation closed its Houston, Texas and Rock Hill,

South Carolina plants. These two plants had a capacity of 214 million pounds, 8% of Georgia-Pacific’s annual formaldehyde production.

Building Products Distribution

Building Products Distribution.    The building products distribution business is the leading domestic wholesaler of building products. It sells building products to independent dealers, industrial customers and large home improvement centers from two sales centers in North America and distributes product from 63 warehouse locations throughout the United States and one in Canada. The building products distribution business provides a nationwide outlet for a significant portion of Georgia-Pacific’s lumber and structural panel products. Approximately 71% of the business’ sales are building products purchased from third parties. The Corporation’s building products distribution business believes that its geographic coverage and product breadth are unmatched in North America.

Additional Information

Additional information pertaining to the Corporation’s businesses, including operating segments, is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis” and “Georgia-Pacific Corporation and Subsidiaries—Sales and Operating Profits by Operating Segment” presented in Notes 1 and 2 of the Corporation’s Notes to Consolidated Financial Statements, under Item 8 of this Form 10-K.

The Corporation’s Internet website is http://www.gp.com and includes, free of charge, through the Investor Relations portion of the website, the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Timber Resources

The principal raw material used by the Corporation is timber and wood fiber. During 2002 Plum Creek supplied 10% of the overall timber requirements of Georgia-Pacific Group’s facilities. The Corporation purchases its remaining timber requirements from third-party landowners in the open market. No single supplier, other than Plum Creek, supplied more than 10% of the Corporation’s timber requirements.

Effective on the merger date of October 6, 2001, Georgia-Pacific and Plum Creek entered into a timber supply agreement that is effective for 10 years and subject to an automatic ten-year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins: Southeast Arkansas, Mississippi, Florida and Southeast Georgia. Under the agreement, Plum Creek must offer to Georgia-Pacific specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific can elect between 36%-51% of such annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52%-65% in Southeast Arkansas. The total annual softwood volume will range from a minimum of 2.7 million tons to a maximum of 4.2 million tons. The prices for such timber will be negotiated at arms length between Plum Creek and Georgia-Pacific every six months.

Mineral Resources

Information pertaining to the Corporation’s gypsum resources is set forth under the captions “Georgia-Pacific Group—Building Products—Gypsum Products” in this item.

Environment

Information pertaining to environmental issues and the Corporation’s expenditures for pollution control facilities and equipment is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—

Management’s Discussion and Analysis—Liquidity and Capital Resources—Investing Activities” and Note 15 of the Notes to Consolidated Financial Statements, and is presented under Items 7 and 8 of this Form 10-K.

Employees

Information pertaining to persons employed by the Corporation is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Other”, presented under Item 7 of this Form 10-K.

Patents, Copyrights, Licenses, Trade Secrets and Trademarks

The Corporation is the owner of numerous patents, copyrights, trademarks, licenses and trade secrets, as well as substantial know-how and technology (herein collectively referred to as “technology”) relating to its products and the processes for their production, the packages used for its products, the design and operation of various processes and equipment used in its business and certain quality assurance and financial software. The manufacturing and processing of many of the Corporation’s products are among the important trade secrets of the Corporation.

The Corporation also owns numerous trademarks, which are very important to its business, especially its consumer products business. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The Corporation has registered and licenses the right to use its trademarks in conjunction with certain merchandise other than products it manufactures. In part, the Corporation’s success can be attributed to the existence of its trademarks.

ITEM 2.    PROPERTIES

The geographic location and capacity of the manufacturing facilities by segment is set forth on Exhibit 99.1 hereto which is hereby incorporated herein by this reference.

The Corporation’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from facility to facility. Management believes that its manufacturing facilities, taken as a whole, are well-maintained and generally adequate for current operations.

Utilization of a particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty the productive capacity of a facility, we have estimated capacity in Exhibit 99.1, which is incorporated herein by reference thereto.

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

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to the Corporation’s Legal Proceedings is set forth in Note 15 of the Corporation’s Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference thereto.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Georgia-Pacific common stock is listed on the New York Stock Exchange and trades under the symbol GP. As of the close of business on March 12, 2003, the closing stock price of one share of Georgia-Pacific common stock was $13.07 and there were approximately 38,234 record holders of such stock.

Information with respect to the Market for the Corporation’s Common Equity and Related Stockholder Matters is set forth in a table under the captions “Selected Financial Data—Financial Position, End of Year” in Note 16 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, which is incorporated herein by reference thereto.

The Corporation expects to continue to pay quarterly dividends in the amounts set forth in Note 16 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, which dividend information is incorporated herein by reference thereto.

ITEM 6.    SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data for the Corporation is set forth under the captions “Selected Financial Data—Operations—Georgia-Pacific Corporation and Subsidiaries” and “Selected Financial Data—Financial Position, End of Year,” which are presented under Item 8 of this Form 10-K, and are incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Corporation during the three fiscal years ended December 28, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Supplemental Information set forth in Item 8 of this report.

Georgia-Pacific Corporation is engaged in four principal business operations: the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, and bleached board) and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum board, chemicals and other products).

2002 Compared with 2001

The Corporation reported consolidated net sales of $23.3 billion and a net loss of $735 million for 2002, compared with net sales of $25.0 billion and a net loss of $407 million in 2001.

Interest expense was $841 million in 2002, compared with $1,080 million in 2001. The decrease is the result of lower debt levels and slightly lower interest rates.

The Corporation reported a loss from continuing operations before income taxes of $508 million and an income tax benefit of $318 million for the year ended December 28, 2002, compared with a loss from continuing operations before income taxes of $295 million and an income tax provision of $181 million for the year ended December 29, 2001. The effective rate in 2002 was different from the statutory rate primarily because of the write-off of nondeductible goodwill (see Note 6 of the Notes to Consolidated Financial Statements) and because of tax benefits from the sale of a controlling 60 percent interest in the Unisource paper distribution business (see Note 3 of the Notes to Consolidated Financial Statements). The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 3 of the Notes to Consolidated Financial Statements).

During 2002 and 2001, the corporation recorded a pretax charge to earnings of $315 million ($198 million after tax) and $350 million ($221 million after tax), respectively, to cover projected asbestos liabilities and defense costs through 2012 and 2011, respectively, net of insurance recoveries. (see Note 15 of the Notes to Consolidated Financial Statements). The Corporation intends to annually update its estimate of asbestos liabilities, defense costs and insurance recoveries and make adjustments to such reserves as necessary.

In November 2002, the Corporation completed the sale of a controlling 60 percent interest in its Unisource paper distribution business and recorded a pre-tax loss of $298 million ($30 million after tax). Unisource is reported as the paper distribution segment for the first ten months of 2002 and for all of 2001 and 2000. The results from the 40 percent interest the Corporation retains in Unisource are reflected in the bleached pulp and paper segment.

Effective December 30, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. During 2001, goodwill amortization expense aggregated $235 million, which included $156 million in the North America consumer products segment, $13 million in the international consumer products segment, $21 million in the packaging segment, $23 million in the bleached pulp and paper segment, $19 million in the paper distribution segment, and $3 million in the building products manufacturing segment.

The adoption of SFAS No. 142 required the Corporation to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of the Corporation’s reporting units. In this assessment, the Corporation compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit’s internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002 (see Note 6 of the Notes to Consolidated Financial Statements) related to the impairment of goodwill in the paper distribution segment.

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek (see Note 3 of the Notes to Consolidated Financial Statements).

In the first quarter of 2001, the Corporation refinanced debt in the amount of $300 million, and accordingly, recorded an extraordinary loss, net of taxes, on the early extinguishment of debt in the amount of $12 million.

In the first quarter of 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million.

The remaining discussion refers to the “Selected Operating Segment Data” table below which should be read in conjunction with the more detailed segment information set forth in Note 2 of the Notes to Consolidated Financial Statements and Sales and Operating Profits by Operating Segment.

SELECTED OPERATING SEGMENT DATA

Georgia-Pacific Corporation and Subsidiaries

	Fiscal Year Ended
	2002	2001	2000
In millions
Net sales:
North America consumer products	$5,455	$5,441	$1,970
International consumer products	1,663	1,590	119
Packaging	2,726	2,610	2,735
Bleached pulp and paper	2,562	3,239	3,271
Paper distribution	4,755	6,213	6,872
Building products manufacturing	5,117	5,256	5,801
Building products distribution	3,785	3,822	4,320
Other*	(2,792)	(3,155)	(3,038)

Total net sales	$23,271	$25,016	$22,050

Operating profits (losses):
North America consumer products	$851	$663	$(9)
International consumer products	141	126	(9)
Packaging	316	384	512
Bleached pulp and paper	65	28	357
Paper distribution	(516)	48	158
Building products manufacturing	129	83	354
Building products distribution	50	65	23
Other	(703)	(612)	(238)

Operating profits	333	785	1,148
Interest expense	841	1,080	595

(Loss) income from continuing operations before income taxes	(508)	(295)	553
(Benefit) provision for income taxes	(318)	181	210

(Loss) income from continuing operations	(190)	(476)	343
Income from discontinued operations, net of taxes	–	70	162

(Loss) income before extraordinary item and accounting change	(190)	(406)	505
Extraordinary item, net of taxes	–	(12)	–
Cumulative effect of accounting change, net of taxes	(545)	11	–

Net (loss) income	$(735)	$(407)	$505

*	Includes the elimination of intersegment sales.

North America Consumer Products

The Corporation’s North America consumer products segment reported net sales of $5.5 billion and operating profits of $851 million for the year ended December 28, 2002, compared with net sales of $5.4 billion and operating profits of $663 million for the year ended December 29, 2001. Included in the 2002 operating results are charges of $18 million primarily related to severance and facility closure costs. The 2001 operating results included a charge of $83 million for the closure of the Bellingham, Washington pulp mill and goodwill amortization of $156 million. Excluding these severance and facility closure charges and goodwill amortization, return on net sales decreased slightly to 16% compared with 17% in 2001. The decrease in 2002 operating results was due principally to a 2% decline in retail tissue prices. Commercial tissue pricing was down 5% year over year due to competitive market conditions, which began late in 2001. Pricing improved slightly in the second half of 2002. Costs for wastepaper, a key raw material in the tissue business, followed an increasing trend during 2002 and were 13% higher on average for the year than in 2001. In the fourth quarter of 2002, wastepaper costs were 43% higher that the comparable period in 2001. During 2003, retail markets are expected to remain competitive as the businesses enter the year with lower selling price levels in retail tissue and higher waste paper costs. The Corporation also expects modest growth in sales volumes in all North America consumer products businesses in 2003.

On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. This decision was based on the age of the facility and the extraordinarily high energy costs on the West Coast in late 2000. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a pretax charge to earnings in the north America consumer products segment of approximately $57 million for the write-off of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $83 million total pretax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses.

International Consumer Products

The Corporation’s international consumer products segment consists of the European businesses and certain small tissue joint ventures located in Europe and elsewhere, all acquired in the Fort James acquisition in November 2000. The international consumer products segment reported net sales of $1.7 billion and operating profits of $141 million for the fiscal year ended December 28, 2002, compared with net sales and operating profits of $1.6 billion and $126 million, respectively, during 2001. During 2002, the U.S. dollar weakened against the functional currencies of the businesses in the international consumer products segment. The impact of the change in foreign currency exchange rates was to increase net sales and operating profits in 2002 by $81 million and $9 million, respectively. Excluding goodwill amortization of $13 million in 2001 and the effect of the change in currency exchange rates, return on net sales remained flat at 9% in 2002 and 2001. The operating environment in Europe is expected to remain competitive in 2003, particularly in the United Kingdom. This segment is forecasting modestly higher profit in 2003 driven by modest sales growth and product mix improvements.

Packaging

The Corporation’s packaging segment reported net sales of $2.7 billion and operating profits of $316 million for the year ended December 28, 2002, compared with net sales of $2.6 billion and operating profits of $384 million in 2001. Excluding goodwill amortization of $21 million, operating profits were $405 million in 2001. Return on net sales decreased to 12% from 16% in 2001. Average selling prices decreased in 2002 for all packaging products. Average selling prices for linerboard and medium decreased 7% and 11%, respectively, and average selling prices for packaging boxes decreased 5%. These decreases were offset by a 5% increase in sales volume for both linerboard and packaging boxes. In 2003, the Corporation expects continued competitive price pressures for its packaging products, particularly in the first half of the year.

During 2002 and 2001, the Corporation took market-related paper machine downtime at its containerboard mills to avoid excess inventories, resulting in a reduction in containerboard production of approximately 97,000 tons and 274,000 tons, respectively.

Bleached Pulp and Paper

The Corporation’s bleached pulp and paper segment reported net sales of $2.6 billion and operating profits of $65 million for the year ended December 28, 2002. In 2001, the segment reported net sales of $3.2 billion and operating profits of $28 million. In August 2001, the bleached pulp and paper segment sold four paper and pulp facilities and recorded a pre-tax loss of $63 million. During 2001 these facilities reported net sales and an operating loss of $770 million and $64 million, respectively. Excluding goodwill amortization of $23 million in 2001 and the results of operations sold in 2001, return on net sales decreased to 3% compared with 5% for the same period a year ago. The decrease in net sales and operating profits was due primarily to a decrease in average prices for all of the Corporation’s bleached pulp and paper products, offset somewhat by lower production costs. Average selling prices for market pulp and fluff pulp decreased 5% and 10%, respectively, while paper prices decreased 8% compared with 2001 prices.

During 2002, the Corporation incurred market-related downtime at its bleached pulp and paper mills, resulting in a reduction in pulp production of 97,000 tons. In 2001, the Corporation incurred market-related downtime at its pulp and paper mills resulting in a reduction in pulp and paper production of 104,000 tons and 21,000 tons, respectively.

Average selling prices for the Corporation’s pulp and paper products decreased during 2002 but ended the year at levels higher than 2001. The Corporation expects continued weak markets in 2003, although profits should improve somewhat due to higher year-over-year average prices in pulp and paper.

Paper Distribution

The Corporation’s paper distribution segment, which represents the operating results of Unisource for the first ten months of 2002 and all of 2001, reported net sales of $4.8 billion and an operating loss of $516 million in 2002, compared to net sales and operating profits of $6.2 billion and $48 million, respectively, in 2001. In November 2002, the Corporation sold a 60 percent controlling interest in the Unisource paper distribution business and recorded a pre-tax loss on the sale of $298 million. Also included in the 2002 results are goodwill and other long-lived assets impairment charges of $208 million. Included in the segment’s 2001 operating results is goodwill amortization of $19 million. Excluding these unusual charges in 2002 and goodwill amortization expense in 2001, operating results decreased to a loss of $10 million in 2002 compared to an operating profit of $67 million in 2001. The decline in sales and operating profits for the paper distribution segment is a direct result of declining prices and volumes in the printing business. Beginning in November 2002, the Corporation began reporting in the bleached pulp and paper segment its share of Unisource’s operating results as equity in earnings of an unconsolidated subsidiary.

Building Products Manufacturing

The Corporation’s building products manufacturing segment reported net sales of $5.1 billion and operating profits of $129 million for the year ended December 28, 2002, compared with net sales of $5.3 billion and operating profits of $83 million in 2001. As a result of weak market conditions in this segment, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, and gypsum plants and recorded charges of $93 million in 2001 related to these plant closures and asset impairments, net of gains on asset sales. Excluding these net facility closure and asset impairment charges and goodwill amortization of $3 million in 2001, return on net sales was flat at 3% in 2002 and 2001. During 2002, average selling prices for plywood, treated lumber, softwood lumber, particleboard and oriented strand board decreased 5%, 9%, 4%, 8% and 2%, respectively, while sales volumes for gypsum declined 11% compared to the prior year. A 12% increase in gypsum selling prices and a 4% increase in sales volume for both plywood and oriented strand board somewhat offset these declines. Overall building product market conditions are expected to improve in 2003. Housing starts are expected to remain strong and a recovery in the industrial sector is anticipated.

In connection with overall weak market conditions in the wallboard market due to excess capacity in the industry, the Corporation announced in June 2001 that it would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and

reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affected approximately 45% of the Corporation’s gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a pretax charge to earnings in the building products manufacturing segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales.

During 2001, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills and chemical plants. The closures were based on the fact that the facilities utilized outdated technology compared to the Corporation’s other plants, which placed them at an operating disadvantage to the Corporation’s other facilities. In connection with these announcements, the segment recorded a pretax charge to earnings of approximately $14 million for the write-off and impairment of assets, approximately $12 million for the termination of employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales.

Building Products Distribution

The Corporation’s building products distribution segment reported net sales and operating profits of $3.8 billion and $50 million, respectively for the year ended December 28, 2002, compared with net sales of $3.8 billion and operating profits of $65 million in 2001. The decline in segment operating profits is primarily due to a decline in gross margins in 2002. Overall building product market conditions are expected to improve in 2003. Housing starts are projected to remain strong and a recovery in the industrial sector is anticipated. In addition, the Corporation’s strong position with big box retailers continues to support future growth opportunities.

Other

The operating loss for the “Other” nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $91 million to a loss of $703 million in 2002 from a loss of $612 million in 2001. Included in the 2002 loss are $378 million of pre-tax charges primarily for asbestos and business separation costs. The 2001 segment loss included pre-tax charges of $341 for asbestos, net of other one-time gains. Excluding these charges, the net change in the other segment was primarily driven by higher pension costs and foreign currency transaction losses.

During 2002, the Corporation recorded pension expense of approximately $176 million and made pension contributions of $56 million. Because of lower than expected returns on pension plan assets and a lower discount rate used to value the pension liabilities, the Corporation estimates its pension expense and pension contributions will increase to approximately $260 million and $120 million, respectively, in 2003.

Liquidity and Capital Resources

During 2002, the Corporation reduced debt by $698 million primarily from proceeds from the sale of a 60% controlling interest in Unisource (see Note 3 of the Notes to Consolidated Financial Statements) and operating cash flows. In 2003, the Corporation expects its cash flow from operations and financing activities (including $1.5 billion of proceeds from the January 2003 senior notes offering – see Note 7 to Consolidated Financial Statements) to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. If the Corporation does not substantially achieve its expected 2003 cash flows, the Corporation could be required to draw down funds from available credit facilities and renegotiate certain restrictive debt covenants. The following discussion provides further details of the Corporation’s liquidity and capital resources.

Operating Activities

The Corporation generated cash from operations of $1,010 million during 2002 and $1,482 million in 2001. The decrease in cash provided by operations in 2002 was primarily a result of the net lower operating results in all of the Corporation’s reportable operating segments and an increase in overall working capital requirements, principally related to the increase in the tax refund receivable from the Unisource transaction.

Investing Activities

During 2002, capital expenditures for property, plant and equipment were $693 million compared with $739 million in 2001. Expenditures in 2002 included $363 million in the North America consumer products segment, $62 million in the international consumer products segment, $70 million in the packaging segment, $75 million in the bleached pulp and paper segment, $7 million in the paper distribution segment, $61 million in the building products manufacturing segment, $4 million in the building products distribution segment and $51 million of other and general corporate. In 2003, the Corporation expects to make capital expenditures for property, plant and equipment of approximately $750 million.

During 2002, the Corporation invested $37 million for pollution control and abatement. The Corporation’s 2003 capital expenditure budget currently includes approximately $23 million for environment-related projects. Certain other capital projects being undertaken primarily for improving financial returns or safety will also include expenditures for pollution control.

On April 15, 1998, the United States Environmental Protection Agency promulgated a set of regulations known as the “Cluster Rule” that established new requirements for air emissions and wastewater discharges from pulp and paper mills. The Cluster Rule requires pulp and paper mills to become elemental chlorine free in the pulp bleaching process. Air regulations under the Cluster Rule are called “MACT” or Maximum Achievable Control Technology regulations, with MACT I regulations representing rules regarding pulping and bleaching and MACT II regulations representing rules regarding combustion sources. The Corporation estimated that it would make capital expenditures of up to approximately $504 million through April 2006 in order to comply with the Cluster Rule’s requirements. Of that total, approximately $380 million was spent through 2002 and an additional $25 million is expected to be spent in 2003. The work performed in 2002 was primarily for MACT II requirements and early planning and engineering for the second part of MACT I of the Cluster Rule. Remaining expenditures are for air emissions controls under MACT II regulations (to be completed by January 2004) and the second part MACT I regulations (to be completed by April 2006).

Investments to purchase timberlands (including purchases of timberlands by The Timber Company prior to its spin off and merger with Plum Creek) totaled $31 million in 2001.

Effective November 2, 2002, the Corporation sold a 60% controlling interest in its Unisource paper distribution business to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with this disposal, the Corporation recorded a pretax loss of $298 million ($30 million after taxes) in the fourth quarter of 2002 in the paper distribution segment. This loss is included in “Other losses, net” on the accompanying Consolidated Statements of Operations. In addition, the Corporation entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource. As part of these transactions, the Corporation:

•	received $471 million in cash during fiscal 2002 in connection with the disposition and repaid debt;
•	received $169 million in cash as a result of the financing lease arrangement accounted for as a capital lease by the Corporation;
•	received two payment-in-kind notes from Unisource for $70 million and $100 million, which accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012;
•	entered into a sublease with Unisource for certain warehouses retained by the Corporation;

•	expects to receive in the first half of fiscal 2003 a cash refund from the related tax benefit on the Unisource sale of approximately $193 million and expects to repay debt with these funds; and
•	expects to pay approximately $23 million in taxes in fiscal 2003 in connection with the financing lease arrangement.

As part of the Unisource transaction, the Corporation has entered into a loan agreement with Unisource pursuant to which the Corporation has agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate. In addition, the Corporation has also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. The Corporation also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers’ compensation, general liability, automobile liability and property insurance.

During 2002, the Corporation disposed of and sold various assets including a gypsum facility for a total of $28 million in cash and recognized a pretax loss of $26 million which was reflected in “Other losses, net” in the accompanying Consolidated Statements of Operations. During 2001, the Corporation sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pretax gain of $70 million. Of the total gain recognized, $44 million related to the sale of certain timber assets associated with The Timber Company and was included in “Income from discontinued operations, net of taxes” in the accompanying Consolidated Statements of Operations with the remainder reflected in “Other losses, net.”

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

On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation’s stand-alone uncoated free sheet paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $63 million during 2001 in the bleached pulp and paper segment. This loss was reflected in Other losses, net on the accompanying Consolidated Statements of Operations. In addition, the Corporation recorded a provision for income taxes of $197 million, principally applicable to $630 million of non-deductible goodwill related to the assets sold.

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

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the “Service”) that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. On September 13, 2002, the Corporation entered into a closing agreement with the Service completing a Pre-Filing Agreement review of the Corporation’s Federal income tax reporting of the transaction. Under the terms of the closing agreement, the Service agreed that no gain or loss was recognized by the Corporation or its shareholders as a result of the spin-off of the Timber Company from the Corporation. The Corporation believes that the closing agreement is substantially conclusive with respect to the tax consequences associated with the spin-off.

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

The Corporation maintains a high portion of its debt as long-term at fixed interest rates. The Corporation intends to manage the maturities of its long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, the Corporation seeks to have 75% of its aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of its accounts receivable. The Corporation utilizes bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, the Corporation maintains committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. At December 28, 2002, unused capacity was $784 million. For further discussion of the unused capacity, see the tables that follow.

The Corporation continuously reviews its financing objectives to determine the appropriate level of debt it should employ in its capital structure to provide the necessary flexibility to finance future growth and investment opportunities.

The Corporation’s total debt, excluding senior deferrable notes, decreased by $698 million to $11.5 billion at December 28, 2002 from $12.2 billion at December 29, 2001. The decrease was primarily due to cash generated from the sale of a 60% controlling interest in Unisource (see Note 3 of the Notes to Consolidated Financial Statements) and from operating cash flows. At December 28, 2002, the weighted average interest rate on the Corporation’s total debt, excluding senior deferrable notes and including outstanding interest rate exchange agreements, was 6.11%.

The Corporation has decreased its accounts receivable secured borrowing program to $700 million and renewed the program through December 2003. During the first quarter of 2003, the Corporation expects to increase its accounts receivable secured borrowing program by $200 million and use the funds to repay higher cost debt. G-P Receivables, Inc. (“G-P Receivables”) is a wholly owned subsidiary of the Corporation and is the special purpose entity into which the receivables of the Corporation and participating domestic subsidiaries are transferred. G-P Receivables, in turn, sells the receivables to the various banks and entities that purchase the receivables. The receivables outstanding under these programs and the corresponding debt are included as both “Receivables” and “Commercial paper and other short-term notes,” respectively, on the accompanying balance sheets. This program is accounted for as a secured borrowing. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity from the Corporation and its assets will be available first and foremost to satisfy the claims of its creditors. The maximum amount of the creditors’ investment under the program is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The accounts receivable secured borrowing programs contain the same restrictive covenants as the unsecured financing facilities.

In connection with the sale of a 60% controlling interest in Unisource, the Corporation terminated its United States and Canadian accounts receivable secured borrowing programs for Unisource. Termination of these programs required the repayment of the domestic accounts receivable program in the amount of $400 million and the repayment of the Canadian accounts receivable program in the amount of US $60 million.

In connection with the sale of a 60% controlling interest in Unisource, the Corporation entered into a $175 million sale-leaseback transaction that was accounted for as a capital lease obligation. The Corporation paid approximately $6 million in fees associated with the transaction, which matures in 2018. The fees are being amortized over the term of the sale-leaseback transaction. The Corporation also paid $9 million to terminate an existing capital lease obligation held by Unisource.

On December 23, 2002, $18 million of the Corporation’s 7.93% notes matured. An additional $10 million and $20.5 million of the Corporation’s 7.86% and 7.87% notes matured on December 17, 2002 and December 2, 2002, respectively.

On October 8, 2002, the Corporation redeemed $2 million of variable rate industrial revenue bonds. On February 27, 2002, the Corporation also issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds.

On June 15, 2002, $300 million of the Corporation’s 9.95% debentures matured. An additional $100 million of the Corporation’s 6.50% debentures matured on September 15, 2002.

The Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million in July 1999. Each PEPS Unit consisted of a purchase contract that obligated the holder to purchase shares of Georgia-Pacific common stock for $50 per share on or prior to August 16, 2002 and a senior deferrable note of the Corporation due August 16, 2004. The terms of the PEPS Unit offering included a remarketing of the notes on August 16, 2002. On August 7, 2002, due to market conditions and other factors, the Corporation announced that the senior deferrable notes would not be remarketed. On August 16, 2002, the Corporation redeemed 17,248,268 PEPS Units and issued 18,205,543 shares of Georgia-Pacific common stock for $47.375 per share, valued at $862.5 million. The remaining 1,732 PEPS Units were settled with the holders receiving $86,600 of Global Senior Deferrable Notes. Prior to the redemption of the PEPS Units, the liability related to the PEPS Units was classified as “Senior deferrable notes” on the accompanying consolidated balance sheets.

On August 7, 2002, the Corporation obtained a $650 million Senior Capital Markets Bridge Facility from Bank of America, N.A. and Goldman Sachs Credit Partners, L.P. This bridge loan was scheduled to mature on August 16, 2003 and was used along with the available cash and borrowings from existing bank credit facilities to repay $850 million in bridge financing on August 16, 2002. On December 31, 2002, the Corporation used cash generated from the sale of Unisource (see Note 3 of the Notes to Consolidated Financial Statements) to pay $150 million of the Senior Capital Markets Bridge Facility.

On January 30, 2003, the Corporation completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the second quarter of 2003, the Corporation intends to cause Fort James Operating Company, a subsidiary of Fort James Corporation, to guarantee these notes as well. The 9.375% notes due in 2013 are callable at the Corporation’s option beginning in 2008. Proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and approximately $1 billion of bank debt outstanding under the revolving credit facility. Following this offering, the Corporation had approximately $1.6 billion outstanding under its Multi-Year Revolving Credit Facility and approximately $1.3 billion of available liquidity under this facility.

On March 15, 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an extraordinary loss of approximately $12 million (net of taxes of $7 million).

At December 28, 2002, the Corporation’s Multi-Year Revolving Credit Facility totaled $3,750 million with a maturity date of November 28, 2005. The amount available under the Multi-Year Revolving Credit Facility was reduced to $3,500 million on December 31, 2002. Pursuant to an amendment to the Multi-Year Revolving Credit Facility, dated as of November 19, 2002, amounts available under the Multi-Year Revolving Credit Facility would be further reduced to $3,250 million and to $3,000 million on December 31, 2003 and 2004, respectively. The amendment to the Multi-Year Revolving Credit Facility (the “Seventh Credit Facility Amendment”), effective as of March 28, 2003 (the “Amendment Effective Date”), amends this provision such that amounts available thereunder will be reduced (a) to $3,250 million on the Amendment Effective Date (i) $2,750 million of which will be revolving loans and (ii) $500 million of which will be converted to term loans on April 1, 2003 and due November 2005, and (b) to $3,000 million on December 31, 2004 with a $2,500 million revolver and the $500 million term loan. Borrowings under this agreement bear interest at market rates. These interest rates may be adjusted according to a rate grid based on the Corporation’s long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. The fees are being amortized over the term of the agreements. Fees and margins may also be adjusted according to a pricing grid based on the Corporation’s long-term debt ratings. At December 28, 2002, $2,447 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.3%. Amounts outstanding under the revolving credit facilities are included in “Commercial paper and other short-term notes” and “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

The Corporation’s amounts outstanding under the credit agreements include the following:

December 28, 2002
In millions
Commitments:
Multi-Year Revolving Credit Facility	$3,750
Senior Capital Markets Bridge Facility**	650

Credit facilities available	4,400

Amounts Outstanding:
Letter of Credit Agreements*	(514)
Multi-Year Revolving Credit Facility due November 2005, average rate of 3.3%	(2,447)
Senior Capital Markets Bridge Facility	(650)

Total credit balance	(3,611)

Total credit available	$789

*	The Letter of Credit Agreements include only Standby Letters of Credit from Bank of America.
**	The Senior Capital Markets Bridge Facility was repaid on January 30, 2003 and the facility was terminated.

Assuming the senior notes offering, the use of proceeds, net of fees, and the $500 million conversion to term loans in the amount available under the Multi-Year Revolving Credit Facility, as amended, had occurred on December 28, 2002, the Corporation’s amounts outstanding under the credit agreements would have been as follows:

December 28, 2002
In millions
Commitments:
Multi-Year Revolving Credit Facility	$2,750
Term loan portion of Multi-Year Revolving Credit Facility	500
Senior Capital Markets Bridge Facility	–

Credit facilities available	3,250

Amounts Outstanding:
Letter of Credit Agreements*	(514)
Multi-Year Revolving Credit Facility due November 2005, average rate of 3.3%	(1,142)
Term loan portion of Multi-Year Revolving Credit Facility	(500)
Senior Capital Markets Bridge Facility	–

Total credit balance	(2,156)

Total credit available**	$1,094

*	The Letter of Credit Agreements include only Standby Letters of Credit from Bank of America.
**	The Corporation would have been limited to $1,078 million of available credit pursuant to certain debt covenants and its outstanding debt balance at December 28, 2002. This limitation on available credit will be reduced as the Corporation repays debt.

The Corporation’s borrowing arrangements contain a number of financial and non-financial covenants, which restrict the activities of the Corporation. The more significant financial covenants are discussed below. In addition, certain agreements contain cross-default provisions. At December 28, 2002, the Corporation was in compliance with the covenants of these agreements.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness to net worth plus funded indebtedness), as amended by the Seventh Credit Facility Amendment, of 70.00% on December 28, 2002

and March 29, 2003; 67.50% on June 28, 2003, September 27, 2003 and January 3, 2004; 65.00% on April 3, 2004 and and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the financing facilities agreements), as amended by the Seventh Credit Facility Amendment, of 2.50 to 1.00 on December 28, 2002; 2.25 to 1.00 on March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $12,594 million for so long as the leverage ratio of the Corporation exceeds 65.00%. The Corporation was in compliance with these debt covenants as of December 28, 2002 with a leverage ratio of 66.54%, an interest coverage ratio of 2.65 to 1.00, a debt balance of $11,516 million, and an adjusted net worth calculated as follows:

December 28, 2002
In millions
Adjusted Net Worth:
Net Worth	$4,560
Goodwill write-offs as described in Note 6 of the Notes to Consolidated Financial Statements	651
Minimum Pension Liability Adjustment as described in Note 12 of the Notes to Consolidated Financial Statements	580

Adjusted Net Worth	5,791

Required Net Worth:
80% of Net worth as of the Credit Agreement closing date	4,650
50% of Net Income from fourth quarter 2000 through 2002*	66
Proceeds of capital stock or equity interest from fourth quarter 2000 through 2002	1,077
The Timber Company Net Worth	(329)

Required Net Worth	5,464

Adjusted Net Worth surplus/(deficit)	$327

*	Does not include quarters with net losses.

On November 19, 2002, the Corporation amended its minimum net worth covenant in its Multi-Year Revolving Credit Facility and a similar covenant in other borrowing agreements to include in the adjusted net worth calculation the $580 million (net of taxes) minimum pension liability adjustment described in Note 12 of the Notes to Consolidated Financial Statements.

Continued compliance with these restrictive covenants is dependent on the Corporation substantially achieving its 2003 forecast, which is dependent on a number of factors, many of which are outside of the Corporation’s control. Management believes its forecast is reasonable and that the Corporation will remain in compliance with such covenants. Should events occur that result in noncompliance, management believes that remedies acceptable to its lenders are available.

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for the Corporation’s debt obligations and interest rate exchange agreements as of December 28, 2002. For obligations with variable interest rates, the tables set forth payout amounts based on current rates and do not attempt to project future interest rates.

As of December 28, 2002

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value December 28, 2002
(In millions, except percentages)
Secured borrowings and short-term notes	$710	–	–	–	–	–	$710	$710
Average interest rates	2.2%	–	–	–	–	–	2.2%	2.2%
Credit facilities	–	–	$2,447	–	–	$650	$3,097	$3,097
Average interest rates	–	–	3.3%	–	–	4.4%	3.6%	3.6%
Notes and debentures	$580	$336	–	$600	$300	$4,400	$6,216	$5,612
Average interest rates	4.0%	6.7%	–	7.5%	6.9%	8.5%	7.8%	8.4%
Euro-denominated bonds	–	$313	–	–	–	–	$313	$314
Average interest rates	–	4.8%	–	–	–	–	4.8%	4.7%
Revenue bonds	$3	$31	$21	–	$28	$782	$865	$781
Average interest rates	5.2%	2.0%	5.6%	–	6.4%	5.2%	5.2%	7.1%
Capital leases	$10	$12	$13	$14	$17	$221	$287	$315
Average interest rates	8.7%	8.4%	8.6%	8.6%	9.4%	8.1%	8.3%	9.2%
European debt	$16	$18	$12	$9	$6	$27	$88	$88
Average interest rates	8.1%	6.5%	6.0%	5.9%	6.1%	4.9%	6.2%	6.1%
Other loans	$12	–	–	–	–	–	$12	$11
Average interest rates	3.2%	–	–	–	–	–	3.2%	3.6%
Total debt maturity	$1,331	$710	$2,493	$623	$351	$6,080
Notional amount of interest rate exchange agreements (variable to fixed)	$300	–	–	–	–	–	$300	$(9)
Average interest rate paid (fixed)	5.9%	–	–	–	–	–	5.9%	5.9%
Average interest rate received (variable)	1.8%	–	–	–	–	–	1.8%	2.1%
Notional amount of interest rate exchange Agreements (rate collar)	–	–	$47	–	–	–	$47	$4
Average interest rate cap	–	–	7.5%	–	–	–	7.5%	7.5%
Average interest rate floor	–	–	5.5%	–	–	–	5.5%	5.5%

Approximately $149 million of the Corporation’s revenue bonds are supported by letters of credit that expire within one year. The Corporation has the intent to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

The Corporation’s debt portfolio is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Corporation’s debt portfolio due to differences in market interest rates and the rates at inception of the debt agreements. Based on the Corporation’s indebtedness at December 28, 2002, a 100 basis point interest rate change is estimated to impact the fair value of the debt portfolio by $499 million and interest expense by $41 million. The Corporation also has international subsidiaries whose functional currencies are other than the U.S. dollar reporting currency. Changes in foreign currency exchange rates will result in cumulative currency translation adjustments in other comprehensive income. Based on the Corporation’s investment in operations located in Europe at December 28, 2003, a 1 percent change in foreign currency exchange rates for the related currencies is estimated to impact other comprehensive income by approximately $14 million.

The following table presents commitment amounts by year of expected expiration for the Corporation’s standby letters of credit agreements, operating leases and noncancelable contracts.

As of December 28, 2002

	2003	2004	2005	2006	2007	Thereafter	Total
(In millions)
Standby letters of credit*	$–	$–	$–	$–	$–	$52	$52
Operating leases	$122	$113	$102	$89	$74	$66	$566
Other noncancelable contracts	$165	$130	$107	$86	$76	$138	$702

*	Standby letters of credit for Bank of America are included above under the credit facilities.

The Corporation has the intent to renew the Standby Letters of Credit where appropriate as they mature, therefore, the obligations do not have a definite maturity date.

On January 21, 2003, Moody’s Investors Service announced that it had downgraded the Corporation’s senior implied and issuer debt ratings from Ba1 to Ba2 and the Corporation’s senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered the Corporation’s senior unsecured long-term debt ratings from BB+ to BB and withdrawn the Corporation’s commercial paper rating.

At December 28, 2002, the Corporation had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.8% to fixed rate obligations with an average effective interest rate of approximately 5.9%. Interest rate exchange agreements with a notional amount of $1.7 billion matured during 2002. During 2002 and 2001, interest rate exchange agreements increased interest expense by $41 million and $29 million, respectively. The agreements had a weighted-average maturity of approximately eight months at December 28, 2002.

At December 28, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation’s interest expense is unaffected by this agreement when the market interest rate falls within this range. During 2002 and 2001, these agreements decreased interest expense by $2 million and $1 million, respectively. The agreements had a weighted-average maturity of approximately three years at December 28, 2002.

The Corporation’s international operations create exposure to foreign currency exchange rate risks. At December 28, 2002 and December 29, 2001, the Corporation had outstanding approximately $294 million (net of discount) and $238 million (net of discount), respectively, of Euro-denominated bonds, which were designated as a hedge against its net investment in Europe. The use of this financial instrument allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on this instrument substantially offsets losses and gains on the assets, liabilities and transactions being hedged.

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

In 1999, the Corporation entered into a financing arrangement (“NZ financing arrangement”) to enhance the return of the deposit made in connection with the sale-leaseback transaction discussed above by issuing NZ$724 million of 5.74% Debentures Due April 5, 2005 that were legally defeased with deposits of an equal amount. Because they were legally defeased, generally accepted accounting principles do not require the debentures and related deposits to be reflected on the Corporation’s consolidated balance sheets. Accordingly, the Corporation has not reflected the debentures or the related deposits on the accompanying consolidated balance sheets. The Corporation’s proposed separation of its consumer products and packaging business and its building products business necessitated a termination of the NZ financing arrangement. Because the termination process had commenced before the proposed separation was indefinitely suspended, the entire NZ financing arrangement terminated in December 2002.

In conjunction with the pre-2000 sales of timberlands formerly located in California and Maine, the Corporation received notes from the purchasers totaling $718 million. The notes received from the California sales were monetized through the issuance of notes payable and commercial paper secured by the notes, and the notes received from the Maine sale (the “Maine Notes”) were monetized through the issuance of notes payable in a private placement with the proceeds from such monetizations being used to repay debt. Proceeds from the notes received from the purchasers are being used to fund payments required for the notes payable. The notes receivable are classified as “Other assets” and the notes payable are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets. The Maine Notes were issued by G-P Maine, Inc., an indirect, wholly owned subsidiary of the Corporation. It is a separate corporate entity from the Corporation, and its assets will be available first and foremost to satisfy the claims of its creditors.

As of December 28, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

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

During 2002, the Corporation received proceeds from option plan exercises and the 2001 employee stock purchase plan of $4 million and $37 million, respectively. During 2001, the Corporation received proceeds from option plan exercises and the 2000 employee stock purchase plan of $129 million and $36 million, respectively.

During 2002 and 2001, the Corporation paid dividends totaling $118 million and $175 million, respectively.

Georgia-Pacific’s strategy is to improve its portfolio of businesses by divesting or exiting non-strategic businesses, and by acquiring and investing in businesses that are high value-added and that position Georgia-Pacific closer to consumers. A key component of that strategy is improving the Corporation’s bath tissue, paper towel and napkin business, which is commonly referred to as the tissue business. The Corporation believes that its acquisition of Fort James Corporation in 2000 directly facilitated that strategy. In 2001, in connection with the Corporation’s redirection of its focus away from commodity-based businesses, the Corporation sold a portion of its pulp and paper assets to Domtar Inc. and completed the spin-off of The Timber Company and its merger with and into Plum Creek.

In May 2002, the Corporation’s board of directors approved separating Georgia-Pacific’s consumer products, packaging and bleached pulp and paper businesses (along with its remaining interest in the Unisource paper distribution business) from the Corporation’s building products manufacturing and distribution business. After this separation, the Corporation would have consisted of only the building products manufacturing and distribution business. In September 2002 this separation was indefinitely suspended in light of conditions in the financial and capital markets, operating results in Georgia-Pacific’s two principal businesses, and the market’s perception of its asbestos liabilities.

Other

The Corporation employs approximately 61,000 people, approximately 26,000 of whom are members of unions. The Corporation considers its relationship with its employees to be good. Forty union contracts are subject to negotiation and renewal in 2003, including ten at large facilities.

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

The Corporation is involved in environmental remediation activities at approximately 172 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which it is involved, the Corporation estimates that approximately 36% are being investigated, approximately 20% are being remediated and approximately 44% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation’s share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating the Corporation’s liabilities. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. To the extent that the Corporation is aware of unasserted claims, considers them probable, and can estimate their potential costs, the Corporation includes appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $127 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in the Corporation’s environmental liability account for the last three years.

	2002	2001	2000
in millions
Beginning balance	$318	$121	$57
Expense charged to earnings:
Related to previously existing matters	14	2	29
Related to new matters	–	15	2
Amounts related to acquisitions/(divestitures):
Amounts assumed by others in divestitures	–	–	–
Original purchase price allocations	–	–	49
Changes in purchase price allocations	–	207	–
Payments	(26)	(27)	(16)

Ending balance	$306	$318	$121

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

The Corporation has spent approximately $30.9 million on the Kalamazoo River Superfund Site through December 28, 2002 broken down as follows:

Site	(in millions)
River	$17.2
King Highway	9.0
A Site	1.7
Willow Blvd	3.0

$30.9

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

In October 2001, the Wisconsin Department of Natural Resources (“WDNR”) and the United States EPA released for public comment a draft RI/FS and proposed remedial action plan (“PRAP”) for the Fox River and

Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. Those comments questioned the WDNR’s assumed costs for dredging, as information from other remediation dredging projects indicated costs per cubic yard of material dredged were significantly higher than those used by WDNR. The Corporation and other PRPs also questioned the need to dredge the amount of sediment called for by the proposed remedy. The Corporation believes that other alternatives involving substantially less dredging would meet the risk reduction goals of WDNR. The final cleanup alternative to be selected and implemented, the costs of the alternative, and the Corporation’s share of such costs, are unknown at this time.

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

The Corporation’s reserves for the Fox River site are based on the assumptions that the volume of sediment to be dredged will be less than the amount discussed in the PRAP, that the cost per cubic yard of sediment removed will be several times higher, as well as the Corporation’s estimate of its ultimate share of such liability. Given currently available information and its previous experience with respect to the clean up of hazardous substances, the Corporation believes its current reserves for this site are adequate. The WDNR is expected to issue a Record of Decision (ROD) in 2003 for the portion of the Fox River Site into which the Fort James mill discharged wastewater. Depending on the conclusions of this ROD about the volume of sediment to be dredged and the permitted use of other remedies at this portion of the river, it is reasonably possible that the Corporation’s share of the remediation costs associated with this site may not require utilization of all such reserves, or may exceed such reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $20 million.

The Corporation has spent approximately $35.6 million from 1995 to December 28, 2002 on the Fox River site, some of which was spent by Fort James prior to its acquisition by the Corporation.

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

In 1999 the Corporation and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc., contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue’s status as a PRP, and indemnified the Corporation and the joint venture against these liabilities. In 2001, the Corporation (having acquired all of Chesapeake’s interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) (“SCA”) and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which the Corporation acquired Chesapeake’s interest in the joint venture, Chesapeake specifically agreed that the Corporation would retain Chesapeake’s prior indemnification for such liabilities.

Whatcom Waterway Superfund Site

The Whatcom Waterway is a Federal channel located adjacent to the Corporation’s pulp and paper mill in Bellingham, Washington. The State declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named the Corporation as a Potentially Liable Party (“PLP”) in the case. The State is presently preparing to name other PLPs in the case.

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

The Corporation has spent approximately $3.3 million through December 28, 2002 on the Whatcom Waterway site, all of which was charged to earnings.

Other

The Corporation is in discussion with the State of Mississippi (Department of Environmental Quality) concerning alleged Prevention of Significant Deterioration (PSD) violations under the Clean Air Act. The Corporation believes it has strong arguments that it did not violate PSD but a penalty may be assessed in excess of $100,000. We are unable at this time to be more specific in the amount of the penalty but the final amount will not result in a material impact on the Corporation.

Asbestos Matters

The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation’s asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and the Corporation’s gypsum business that contained small amounts of asbestos fiber. The Corporation acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

These suits allege a variety of lung and other diseases based on alleged exposure to the Corporation’s products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to the Corporation’s products. Virtually all asbestos suits involve multiple defendants and seek money damages. The Corporation is unable to provide any meaningful disclosure about the total amount of such damages, for the following reasons: First, the Corporation does not track this data in any form since it does not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing its exposure to asbestos liabilities. Second, the Corporation estimates that less than 15% of the approximately 68,800 claims currently pending against it contain any specific demand for damages, as opposed to a general demand for such damages as the plaintiff may prove at trial, or a demand which is stated as being in excess of the minimum jurisdictional limit of a particular court. Third, even those complaints which do contain a specific damage demand nearly always involve multiple defendants (anywhere from 30 to over 100), most of which never manufactured joint systems products. The Corporation is not aware of any complaint which states a specific demand for money damages solely from the Corporation. Finally, even for claims which allege specific damages, plaintiffs’ lawyers often allege the same amount of damages regardless of the specific disease a plaintiff may have. In addition, in many such cases no specific disease is alleged, and thus the damages alleged are meaningless because the ultimate settlement value of any claim is significantly influenced by the actual disease the plaintiff is able to prove.

The following table presents information about the approximate number of the Corporation’s asbestos claims during the past three fiscal years:

	Fiscal Year Ended
	2002	2001	2000
Claims Filed[1]	41,700	39,700	55,600
Claims Resolved[2]	35,100	30,900	46,000
Claims Unresolved at End of Period	68,800	62,200	53,400

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation and each such claim represents a plaintiff who is pursuing an asbestos claim against the Corporation.

[2]	Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 600 asbestos premises liability claims.

From the commencement of this litigation through December 28, 2002, the Corporation either had settled, had dismissed or was in the process of settling a total of approximately 269,700 asbestos claims. For this same period the Corporation’s asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $440 million. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim.

In the Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally recognized consultants in asbestos liability and insurance, to work with it to project the amount, net of insurance, that it would pay for its asbestos-related liabilities and defense costs through 2011. Based on the analysis of NERA and Peterson Consulting, at the end of 2001 the Corporation established reserves for the probable and reasonably estimable asbestos liabilities and defense costs it believed it would pay through 2011, and established receivables for insurance recoveries that were deemed probable. In the fourth quarter of 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expected to pay through 2011.

NERA’s estimate was based on historical data supplied by the Corporation and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of such diseases occurred prior to 2002. It expected, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases would drop beginning in 2001. It also cited annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma began to decline in the mid-1990s. NERA expected these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA’s view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, would result in the number of claims filed against the Corporation for asbestos-related injuries beginning to decline in 2002. While the number of new claims filed against the Corporation in 2002 was slightly higher than in 2001, the Corporation is of the view that the number of new claims filed against it is consistent with NERA’s estimate.

However, during 2002 the Corporation paid, pre-tax and before insurance, approximately $181 million for its asbestos liabilities and defense costs, which was $75 million more than the Corporation expected to pay based on NERA’s estimate. These higher payments were caused by a $10 million judgment which the Corporation paid in one case decided on appeal by the Maryland Supreme Court in 2002, and higher than expected settlements paid in less than 1% of the total cases it resolved in 2002, all of which involved mesothelioma claims. During 2001, the Corporation paid, pre-tax and before insurance, about $84 million for its asbestos liabilities and defense costs. Because of 2002’s higher asbestos liabilities and defense costs, the Corporation asked NERA to review its original estimate and adjust it as needed. NERA’s revised estimate shows that the Corporation’s total, undiscounted asbestos liabilities, including defense costs, over the ten-year period from 2002 through 2012 will be slightly less than $1.2 billion, before any insurance recoveries and ignoring any possible tax benefits. The principal factor contributing to the increase in NERA’s total estimate is the projected effect of the higher indemnity and defense costs the Corporation experienced in 2002 on its costs in future years. In addition, NERA extended its original estimate through 2012, which accounted for approximately $60 million of the total accrual, before insurance. The Corporation believes that NERA’s projection represents its best estimate of the reasonably estimable asbestos costs it will incur based upon currently available information.

As they did at the end of 2001, Peterson Consulting and the Corporation reviewed the Corporation’s existing insurance policies and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the creditworthiness of the Corporation’s various insurers, and employed insurance allocation methodologies which the Corporation and Peterson Consulting believed appropriate to ascertain the amount of probable insurance recoveries from the Corporation’s insurers for the accrued asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, liability caps and gaps in the Corporation’s coverage, as well as insolvencies among certain of the Corporation’s insurance carriers. Although the Corporation and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery estimates. Based on this analysis, the Corporation’s total expected insurance recoveries for its projected asbestos liabilities and costs over the period through 2012 will be about $670 million. As a result, in the fourth quarter of 2002 the Corporation recorded an additional pre-tax charge to earnings of $315 million which, when added to amounts remaining from charges recorded in 2001, it believes are sufficient to cover its projected asbestos liabilities and defense costs, net of expected insurance recoveries. The Corporation has recorded the reserves for its asbestos liabilities as “Other current liabilities” and “Other long-term liabilities,” and the related insurance recoveries as “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

The following table summarizes accruals to, and payments from, the Corporation’s reserve for its total asbestos personal injury liabilities, and receipts from its insurance carriers, and additions to its expected insurance receivables, for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	2002	2001	2000
Asbestos Liabilities
Beginning Balance	$836,615	$136,553	$88,022
Accruals[1]	507,000	783,682	$106,162
Payments	(181,176)	(83,620)	(57,631)

Ending Balance	$1,162,439	$836,615	$136,553

Insurance Receivable
Beginning Balance	$527,228	$171,943	$105,608
Receipts	(49,528)	(65,668)	(36,280)
Accruals	192,000	420,953	102,615

Ending Balance	$669,700	$527,228	$171,943

[1]	The accrual for 2002 included approximately $60 million as a result of NERA extending its original projection to include 2012.

The charge to earnings taken in the fourth quarter of 2002 is due to the increase in the Corporation’s projected asbestos liabilities contained in NERA’s revised estimate, insolvencies of certain insurance companies which wrote a part of the Corporation’s excess layers of product liability insurance, as well as assumptions by the Corporation and Peterson Consulting about the outcome of likely allocation and coverage issues involving such insurance. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA’s estimate. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent)

or better by A.M. Best Company. No more than 25% of such insurance recoveries are from any one company, though several of the insurers are under common control. The Corporation has limited amounts of product liability insurance remaining beyond the amounts recorded for the period through 2012.

The analyses of NERA and Peterson Consulting in both 2001 and 2002 are based on their professional judgment. The more important assumptions in NERA’s projection of the number of claims that will be filed against the Corporation include the population exposed to asbestos-containing products manufactured by the Corporation, the expected occurrence of various diseases in these exposed populations, the rate at which these exposed populations actually file claims, and activities of the asbestos plaintiffs’ bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs’ bar with respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against the Corporation.

Generally, NERA’s projections assume:

•	That the number of new claims to be filed against the Corporation each year through 2012 will decline at a fairly constant rate each year beginning in 2003;

•	That the percentage of claims settled by the Corporation will be about three-quarters of the total number of claims resolved (whether by settlement or dismissal) each year through 2012;

•	That the average estimated per case settlement costs, as adjusted to reflect the higher indemnity costs experienced in 2002, are anticipated to decrease slightly over the period through 2012; and

•	That the total amounts paid by the Corporation in settlements, and in defense and administrative costs, will decline at varying rates over the period through 2012.

Among the more important assumptions made by Peterson in projecting the Corporation’s future insurance recoveries are the resolution of allocation issues among various layers of insurers, the application of particular theories of recovery based on decided cases, and the continuing solvency of various insurance companies.

Given these assumptions, and the uncertainties involved in each of them, the Corporation’s actual asbestos liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Peterson projections, and all of such assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by such projections, may or may not affect the validity of the overall projections. The Corporation intends to monitor its accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and will make adjustments to such accruals as required by generally accepted accounting principles.

For all of these reasons, there can be no assurance that the Corporation’s currently accrued asbestos liabilities will be accurate, that its accrued insurance recoveries will be realized, or that the Corporation will not be required in the future to incur additional charges relating thereto. Given these uncertainties, the Corporation believes that it is reasonably possible that it will incur asbestos liabilities for the period through 2012 and beyond in amounts in excess of the NERA estimate, but cannot estimate such excess amount at this time. The Corporation believes that it is reasonably possible that such excess liabilities could be material to its operating results in any given quarter or year but, based on the information available to it at present, does not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on its long-term results of operations, liquidity or consolidated financial position.

Critical Accounting Policies

A summary of the Corporation’s significant accounting policies is included in Note 1 to Notes to Consolidated Financial Statements. Management believes that the consistent application of these policies enables the Corporation to provide readers of the financial statements with useful and reliable information about the Corporation’s operating results and financial condition. The following are accounting policies that management believes are most important to the portrayal of the Corporation’s financial condition and results and require management’s most difficult, subjective, or complex judgments.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Corporation’s accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing the Corporation’s projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters, including its asbestos liabilities. The Corporation recognizes a liability for environmental remediation and legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. The Corporation also has insurance that covers losses on certain environmental claims and records receivables to the extent that the realization of the insurance is deemed probable. This receivable is recorded at an undiscounted amount and is reflected as an asset in the accompanying consolidated balance sheets.

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, the Corporation has assessed the recoverability of its goodwill. After the transition, the Corporation will review the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.7 billion at December 28, 2002 and represented 31% of total assets. The Corporation assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Corporation projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

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

Effective December 30, 2001, the Corporation adopted SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis (see Note 6 of the Notes to Consolidated Financial Statements).

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation will adopt the new rules on asset retirement obligations effective December 29, 2002. Management is continuing to evaluate the impact that the adoption of SFAS No. 143 will have on the Corporation’s financial position and result of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. As a result, the criteria in Opinion 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. Any gains or losses previously classified as extraordinary items in prior periods presented that do not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. Management has determined that previously reported extraordinary losses do not meet the criteria in Opinion 30 for classification as an extraordinary item and will need to be reclassified in the Consolidated Statement of Operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 have been included in Note 1 of the Notes to Consolidated Financial Statements under the caption ‘income per share’.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN45”). FIN45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN45 are effective for interim and annual periods after December 15, 2002. These disclosures are presented in Note 15 of the Notes to Consolidated Financial Statements. The initial recognition and initial measurement requirements of FIN45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Corporation is currently assessing the initial measurement requirements of FIN45. However, management does not believe that the recognition requirements will have a material impact on the Corporation’s financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“ FIN46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Corporation is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition.

For a discussion of commitments and contingencies, see Note 15 of the Notes to Consolidated Financial Statements.

2001 Compared with 2000

The Corporation reported consolidated net sales of $25.0 billion and a net loss of $407 million for 2001, compared with net sales of $22.1 billion and net income of $505 million in 2000. Included in 2001 results are a full year of net sales and operating profits from the Fort James operations that were consolidated with the Corporation beginning in December 2000.

Interest expense was $1,080 million in 2001, compared with $595 million in 2000. The increase is the result of higher debt levels primarily related to the acquisition of Fort James, offset slightly by lower interest rates.

The Corporation reported a loss from continuing operations before income taxes of $295 million and an income tax provision of $181 million for fiscal year 2001, compared with income from continuing operations before income taxes of $553 million and an income tax provision of $210 million for 2000. The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 3 of the Notes to Consolidated Financial Statements). The effective tax rate in 2000 was different from the statutory rate due to the utilization of state tax credits and foreign sales corporation tax benefits that more than offset nondeductible goodwill amortization expense associated with business combinations.

During 2001, the Corporation recorded a pretax charge to earnings of $350 million to cover its projected asbestos liabilities and defense costs, net of insurance recoveries, through 2011.

Beginning in the third quarter of 2001, the Corporation began reporting The Timber Company as a discontinued operation. Income from discontinued operations decreased to $70 million in 2001, compared with $162 million in 2000. This decrease was primarily a result of a decline in both sales prices and sales volume. Included in 2001 results was interest expense of $31 million, a $44 million pretax gain related to the sale of certain timber assets, and a $24 million pretax charge for an insurance premium associated with the merger of the Corporation’s timber and timberlands business with Plum Creek (see Note 3 of the Notes to Consolidated Financial Statements).

In the first quarter of 2001, the Corporation refinanced debt in the amount of $300 million, and accordingly, recorded an extraordinary loss, net of taxes, on the early extinguishment of debt in the amount of $12 million.

In the first quarter of 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million.

North America Consumer Products

The Corporation’s North America consumer products segment reported net sales of $5.4 billion and operating income of $663 million for 2001, which included net sales and operating profits from the operations of Fort James that were acquired at the end of November 2000. Fort James’ results of operations were consolidated with those of the Corporation beginning in the fiscal month of December 2000. During 2000, the segment reported net sales of $2.0 billion and an operating loss of $9 million. Included in 2001 results was a charge of $83 million for the closure of the Bellingham, Washington pulp mill. Included in 2000 results was a charge of $204 million for the write-down of the Corporation’s away from home tissue business that was sold during the first quarter of 2001. Excluding these charges, return on sales increased to 14% compared with 10% in 2000. The increase in 2001 net sales and operating profits was due principally to the inclusion of a full year of operating results of the Fort James businesses and significant savings from lower distribution and manufacturing costs and other synergies resulting from merging the Corporation’s retail tissue business with the Fort James operations.

On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. This decision was based on the age of the facility and the extraordinarily high energy costs on the West Coast in late 2000. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp, and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a pretax charge to earnings in the north America consumer products segment of approximately $57 million for the write-off of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $83 million total pretax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses.

International Consumer Products

The Corporation’s international consumer products segment consists of the European businesses and certain small tissue joint ventures located outside of Europe, all acquired in the Fort James acquisition in November 2000. Net sales and operating profits (losses) for this segment were $1.6 billion and $126 million, respectively, for 2001 and $119 million and $(9) million, respectively, for 2000. The increase in 2001 net sales and operating profits was due principally to the inclusion of a full year of operating results of the Fort James businesses.

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

During 2001 and 2000, the Corporation took market-related paper machine slowback or downtime at its containerboard mills to avoid excess inventories, resulting in a reduction in containerboard production of approximately 274,000 and 271,000 tons, respectively.

Bleached Pulp and Paper

The Corporation’s bleached pulp and paper segment reported net sales of $3.2 billion and operating profits of $28 million for the year ended December 29, 2001, compared with net sales of $3.3 billion and operating profits of $357 million in 2000. In August 2001, the bleached pulp and paper segment sold four paper and pulp facilities and recorded a pre-tax loss of $63 million. In December 2000, the Corporation announced the permanent closure of its Kalamazoo, Michigan, paper mill and a permanent closure of a paper machine at its Nekoosa, Wisconsin, operations. In connection with the Kalamazoo paper mill closure, the Corporation recorded a fourth quarter 2000 charge of $57 million for employee termination, asset write-down, mill closure and other costs. Excluding these losses, return on net sales decreased to 3% compared with 13% for 2000. The decrease in net sales and operating profits was due primarily to a decrease in average prices for all of the Corporation’s bleached pulp and paper products, offset somewhat by lower wood fiber and production costs. Average selling prices for market pulp decreased 27% and 13%, respectively, while paper prices decreased 5% compared with 2000 prices.

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

Paper Distribution

The Corporation’s paper distribution segment, which represented the operating results of Unisource, reported net sales of $6.2 billion and operating profits of $48 million in 2001, compared to net sales and operating profits of $6.9 billion and $158 million, respectively, in 2000. The decline in sales an operating profits for the paper distribution business is a direct result of declining prices and volumes in the printing business.

Building Products Manufacturing

The Corporation’s building products manufacturing segment reported net sales of $5.3 billion and operating profits of $83 million for the year ended December 29, 2001, compared with net sales of $5.8 billion and operating profits of $354 million in 2000. As a result of weak market conditions in this segment, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills and gypsum plants and recorded charges of $93 million in 2001 related to these plant closures and asset impairments, net of gains on asset sales. In 2000, the segment recorded a restructuring charge of approximately $8 million for asset write-offs, employee termination and facility closing costs of a gypsum facility. Excluding these net facility closure and asset impairment charges, return on net sales was 3% in 2001 and 6% in 2000. The primary components of the decrease in 2001 net sales and operating profits were 10% lower average particleboard selling prices, 20% lower average oriented strand board selling prices and a 24% decrease in average gypsum wallboard selling prices coupled with a 10% decrease in plywood sales volume, and 18% decrease in softwood lumber sales volume, a 15% decrease in particleboard sales volume and a 19% decrease in gypsum wallboard sales volume. These declines were slightly offset by a 15% increase in oriented strand board sales volume and a decline in wood costs.

Building Products Distribution

The Corporation’s building products distribution segment reported net sales and operating profits of $3.8 billion and $65 million in 2001, respectively, compared with net sales of $4.3 billion and operating profits of $23 million in 2000. The increase in 2001 operating profit was primarily a result of 2% higher gross margins and lower operating expenses, despite the decline in building products markets.

Other

The operating loss for the “Other” nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $374 million to a loss of $612 million in 2001 from a loss of $238 million in 2000. This increase was primarily the result of the $350 million charge recorded in the fourth quarter of 2001 for projected asbestos liabilities through the 2011, net of anticipated insurance recoveries.

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

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-K. Moreover, in the future, the Corporation, through its senior management team, may make additional or different forward-looking statements about the matters described in this document. The Corporation undertakes no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-K, or in the Corporation’s other SEC filings, including the Corporation’s Form 8-K, dated October 17, 1996, and Form 8-K, dated January 21, 2003, which are incorporated herein by this reference.

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

On January 21, 2003, Moody’s Investors Service announced that it had downgraded the Corporation’s senior implied and issuer debt ratings from Ba1 to Ba2 and the Corporation’s senior unsecured notes from Ba1 to Ba3. Moody’s rating actions affected approximately $9 billion of debt securities. On January 29, 2003, Fitch Ratings announced that it had lowered the Corporation’s senior unsecured long-term debt ratings from BB+ to BB and withdrawn the Corporation’s commercial paper rating. Fitch’s rating action with respect to the BB rating affected $1.5 billion of debt securities. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any future reductions in the Corporation’s debt ratings could increase the costs of the Corporation’s future short-term financings.

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

4.    Costs Associated with Environmental Compliance and Remediation and Litigation.

As more fully discussed under Note 15 of the Notes to Consolidated Financial Statements which are presented under Item 8 of this Form 10-K, the Corporation’s operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of the Corporation’s operations. For example, the United States Environmental Protection Agency has recently issued new air emission regulations, known as “MACT” or Maximum Achievable Control Technology regulations. The costs of compliance with these regulations and additional or supplementary regulations cannot be definitively quantified and there can be no assurance that the costs of such compliance will not be material to the Corporation’s results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described in Note 15 of the Notes to Consolidated Financial Statements, in some instances has been significant and remediation of future sites could also be significant. There can be no assurance that the final remediation costs will equal currently estimated costs or that additional sites will not require significant remediation expenses.

The Corporation is subject to litigation risks that are similar to other Corporations of its size and complexity in an increasingly litigious environment. While the Corporation does not believe that any of these matters will be material to its long term financial status, as disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other” and Note 15 of the Notes to Consolidated Financial Statements, certain litigation related matters may be material to the Corporation’s results of operations in certain reporting periods.

5.    Costs Associated with Asbestos Liabilities and Litigation.

In fiscal 2001 and 2002, working with National Economic Research Associates (NERA) and Peterson Consulting, its external consultants, Georgia-Pacific recorded pre-tax charges totaling $665 million for asbestos liabilities and defense costs, net of anticipated insurance recoveries that it expects to pay through 2012.

Projecting liabilities for asbestos litigation is subject to a number of important risks and uncertainties, including the possibility that the number of asbestos claims filed against the Corporation in the future will be greater than projected; the risk that the cost of defending and settling current and future asbestos claims will be higher than projected, resulting in more rapid depletion of available insurance coverage and higher out-of-pocket costs; the possibility of additional insolvencies among insurance carriers; the risk that final resolution of allocation, coverage or other issues affecting available insurance coverage will result in lower insurance recoveries than forecast; the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which Georgia-Pacific now settles cases; and the risk that bankruptcies of other asbestos defendants may increase costs in the future.

These or other factors could cause the Corporation’s actual liabilities to be materially higher, and its insurance recoveries to be materially lower, than those projected and recorded to date. If these or other factors cause Georgia-Pacific to determine that the assumptions used by NERA or Peterson Consulting in their latest projections are no longer reasonable, or if it determines that its asbestos exposure net of insurance recoveries for years after 2012 is material, the Corporation may have to establish additional reserves relating to asbestos beyond the charges already taken, and the amount of these reserves may be material, but the Corporation cannot estimate the amount of any such additional reserves at this time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about Market Risk information for the Corporation required by this Item are set forth on page 22 under the caption “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” under Item 7 of this Form 10-K is incorporated herein by reference thereto.

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

Management is also responsible for establishing and maintaining a system of internal control over financial reporting, which encompasses policies, procedures, and controls directly related to, and designed to provide reasonable assurance as to, the reliability of the published financial statements. An independent assessment of the system is performed by the Corporation’s internal audit staff in order to confirm that the system is adequate and operating effectively. The Corporation’s independent auditors also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements. Management has considered any significant recommendations regarding the internal control system that have been brought to its attention by the internal audit staff or independent auditors and has taken steps it deems appropriate to maintain a cost-effective internal control system. The Audit Committee of the Board of Directors, consisting of independent directors, provides oversight to the financial reporting process. The Corporation’s internal auditors and independent auditors meet regularly with the Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Audit Committee.

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

Management believes that as of December 28, 2002, the internal control system over financial reporting is adequate and effective in all material respects.

JAMES E. TERRELL

Vice President and Controller

DANNY W. HUFF

Executive Vice President—Finance and Chief Financial Officer

A.D. CORRELL

Chairman and Chief Executive Officer

January 31, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors, Georgia-Pacific Corporation:

We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation (a Georgia corporation) and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Georgia-Pacific Corporation and subsidiaries at December 28, 2002 and December 29, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in 2002 the Corporation ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and as discussed in Note 10 to the consolidated financial statements, in 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Atlanta, Georgia

January 31, 2003,

except for Note 7, as to which the date is

March 28, 2003

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	2002	2001	2000
In millions, except per share amounts
Net sales	$23,271	$25,016	$22,050

Costs and expenses:
Cost of sales	18,115	19,276	17,334
Selling and distribution	1,869	2,025	1,600
Depreciation and amortization	1,030	1,343	910
General and administrative	1,054	1,072	856
Interest, net	841	1,080	595
Other losses, net	870	515	202

Total costs and expenses	23,779	25,311	21,497

(Loss) income from continuing operations before income taxes	(508)	(295)	553
(Benefit) provision for income taxes	(318)	181	210

(Loss) income from continuing operations	(190)	(476)	343
Income from discontinued operations, net of taxes	–	70	162

(Loss) income before extraordinary loss and accounting change	(190)	(406)	505
Extraordinary loss from early retirement of debt, net of taxes	–	(12)	–
Cumulative effect of accounting changes, net of taxes	(545)	11	–

Net (loss) income	$(735)	$(407)	$505

Georgia-Pacific Group
(Loss) income from continuing operations	$(190)	$(476)	$343
Extraordinary loss, net of taxes	–	(12)	–
Cumulative effect of accounting change, net of taxes	(545)	11	–

Net (loss) income	$(735)	$(477)	$343

Basic per share:
(Loss) income from continuing operations	$(0.80)	$(2.09)	$1.95
Extraordinary loss, net of taxes	–	(0.05)	–
Cumulative effect of accounting change, net of taxes	(2.29)	0.04	–

Net (loss) income	$(3.09)	$(2.10)	$1.95

Diluted per share:
(Loss) income from continuing operations	$(0.80)	$(2.09)	$1.94
Extraordinary loss, net of taxes	–	(0.05)	–
Cumulative effect of accounting change, net of taxes	(2.29)	0.04	–

Net (loss) income	$(3.09)	$(2.10)	$1.94

Average number of shares outstanding:
Basic	237.6	227.6	175.8
Diluted	237.6	227.6	176.9

The Timber Company
Income from discontinued operations, net of taxes		$70	$162

Basic per common share		$0.86	$2.01

Diluted per common share		$0.86	$2.00

Average number of shares outstanding:
Basic		81.0	80.7
Diluted		81.7	81.1

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2002	2001	2000
In millions
Cash flows from operating activities:
Net (loss) income	$(735)	$(407)	$505
Adjustments to reconcile net (loss) income to cash provided by operations, excluding the effects of acquisitions and divestitures:
Cumulative effect of accounting change, net of taxes	545	(11)	–
Depreciation	1,000	1,079	819
Amortization of intangibles and goodwill	30	267	96
Deferred income taxes	(24)	(109)	82
Other losses, net	870	514	141
(Increase) decrease in receivables	(94)	265	183
(Increase) decrease in inventories	(2)	203	(20)
Increase in accounts payable	49	23	17
Change in other working capital	(159)	(240)	8
Change in taxes receivable/payable	(288)	(26)	(178)
Change in other assets and other long-term liabilities	(155)	(43)	(27)
Tax benefit on stock benefit plans	–	23	4
Other, net	(27)	(56)	(74)

Cash provided by operations	1,010	1,482	1,556

Cash flows from investing activities:
Property, plant and equipment investments	(693)	(739)	(909)
Timber and timberland purchases	–	(31)	(59)
Acquisitions	(6)	(133)	(6,142)
Proceeds from sales of assets	668	2,311	422
Other	(31)	(66)	(63)

Cash (used for) provided by investing activities	(62)	1,342	(6,751)

Cash flows from financing activities:
Repayments of long-term debt	(5,081)	(2,631)	(123)
Additions to long-term debt	5,731	631	5,937
Fees paid to issue debt	(14)	(39)	(38)
Increase (decrease) in bank overdrafts	71	(94)	14
Decrease in accounts receivable secured borrowings and short-term notes	(1,574)	(690)	(300)
Common stock repurchased	–	–	(140)
Proceeds from option plan exercises	4	129	26
Employee stock purchase plan	37	36	–
Cash dividends paid	(118)	(175)	(166)

Cash (used for) provided by financing activities	(944)	(2,833)	5,210

Increase (decrease) in cash	4	(9)	15
Balance at beginning of year	31	40	25

Balance at end of year	$35	$31	$40

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:
Redemption of senior deferrable notes and issuance of common stock (see Note 8)	$863	$–	$–

Unisource sale/leaseback transaction (see Note 3)	$169	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2002	December 29, 2001
In millions, except shares and per share amounts
ASSETS
Current assets:
Cash and equivalents	$35	$31

Receivables, less allowances of $39 at both December 28, 2002 and December 29, 2001	1,777	2,352

Inventories
Raw materials	590	628
Finished goods	1,116	1,476
Supplies	507	504
LIFO reserve	(77)	(96)

Total inventories	2,136	2,512

Deferred income tax assets	35	101
Taxes receivable	334	–
Other current assets	389	464

Total current assets	4,706	5,460

Property, plant and equipment
Land and improvements	566	612
Buildings	2,128	2,197
Machinery and equipment	15,905	15,502
Construction in progress	258	532

Property, plant and equipment, at cost	18,857	18,843
Accumulated depreciation	(9,535)	(9,051)

Property, plant and equipment, net	9,322	9,792

Goodwill, net	7,663	8,265

Intangible assets, net	676	713

Other assets	2,262	2,134

Total assets	$24,629	$26,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured borrowings and short-term notes	$710	$2,284
Current portion of long-term debt	621	572
Accounts payable	1,532	1,630
Accrued compensation	291	300
Other current liabilities	891	1,024

Total current liabilities	4,045	5,810

Long-term debt, excluding current portion	10,185	9,358

Senior deferrable notes	–	863

Other long-term liabilities	4,397	3,582

Deferred income tax liabilities	1,442	1,846

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Junior preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.80; 400,000,000 shares authorized; 250,238,000 shares and 230,095,000 shares issued and outstanding at December 28, 2002 and December 29, 2001, respectively	200	184
Additional paid-in capital	3,413	2,521
Retained earnings	1,468	2,321
Long-term incentive plan deferred compensation	(2)	(3)
Accumulated other comprehensive loss	(519)	(118)

Total shareholders’ equity	4,560	4,905

Total liabilities and shareholders’ equity	$24,629	$26,364

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Year Ended
	2002	2001	2000
In millions, except shares in thousands and per share amounts
Common stock:
Beginning balance	$184	$182	$155
Common stock issued:
Stock option plans and directors plan	–	4	1
Employee stock purchase plans	1	1	–
Common stock issued for PEPS conversion	15	–	–
Common stock issued for acquisitions	–	–	26
Spin-off of The Timber Company	–	(3)	–

Ending balance	200	184	182

Treasury stock:
Beginning balance	–	(330)	(880)
Common stock repurchased	–	–	(140)
Treasury stock issued for acquisition	–	–	690
Spin-off of The Timber Company	–	330	–

Ending balance	–	–	(330)

Additional paid-in capital:
Beginning balance	2,521	2,427	1,510
Common stock issued:
Stock option plans and directors plan	8	149	153
Employee stock purchase plans	36	35	–
Common stock issued for PEPS conversion	848	–	–
Common stock issued for acquisitions	–	5	764
Spin-off of The Timber Company	–	(95)	–

Ending balance	3,413	2,521	2,427

Retained earnings:
Beginning balance	2,321	3,463	3,124
Net (loss) income	(735)	(407)	505
Spin-off of The Timber Company	–	(560)	–
Cash dividends declared (Georgia-Pacific Group, $0.50, per common share for each of the three years presented; The Timber Company, $0.75 per common share for 2001 and $1.00 per share for 2000 )	(118)	(175)	(166)

Ending balance	1,468	2,321	3,463

Long-term incentive plan deferred compensation:
Beginning balance	(3)	(4)	(2)
Common stock issued under long-term incentive plan, net	1	1	(2)

Ending balance	(2)	(3)	(4)

Accumulated other comprehensive loss:
Beginning balance	(118)	(16)	(32)
Activity, net of taxes	(401)	(102)	16

Ending balance	(519)	(118)	(16)

Total shareholders’ equity	$4,560	$4,905	$5,722

Georgia-Pacific Group common stock shares issued and outstanding:
Beginning balance, common stock issued	230,095	224,844	191,983
Common stock issued:
Stock option plans and directors plan	230	3,550	570
Employee stock purchase plans	1,696	1,511	–
Long-term incentive plan	–	–	92
Conversion of PEPS units	18,206	–	–
Common stock issued for acquisitions	11	190	32,199

Balance, common stock issued	250,238	230,095	224,844
Common stock repurchased and held in treasury	–	–	(21,501)
Treasury stock issued for acquisition	–	–	21,501

Balance, common stock outstanding	250,238	230,095	224,844

The Timber Company common stock shares issued and outstanding:
Beginning balance, common stock issued		94,571	93,904
Common stock issued:
Stock option plans and directors plan		2,081	667
Employee stock purchase plans		17	–
Spin-off of The Timber Company		(96,669)	–

Balance, common stock issued		–	94,571
Common stock repurchased and held in treasury		–	(14,387)

Balance, common stock outstanding		–	80,184

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
	2002	2001	2000
In millions
Net (loss) income	$(735)	$(407)	$505
Other comprehensive (loss) income before taxes:
Foreign currency translation adjustments	154	(29)	24
Derivative instruments:
Fair market value adjustments on derivatives	6	(50)	–
Reclassification adjustments for losses included in net income	35	–	–
Unrealized loss on securities:
Unrealized losses arising during the period	(4)	–	–
Reclassification adjustment for impairment included in net income	4	–	–
Minimum pension liability adjustment	(941)	(75)	2
Income tax benefit (expense) related to items of other comprehensive income	345	52	(10)

Comprehensive (loss) income	$(1,136)	$(509)	$521

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Corporation, a Georgia corporation, is broadly engaged in four business operations: the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, and bleached board) and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum board, chemicals and other products).

Prior to November 2, 2002, the Corporation was engaged in the distribution of paper products, packaging and facility supplies through its paper products distribution business, Unisource Worldwide, Inc. (“Unisource”). Effective November 2, 2002, the Corporation sold a 60 percent controlling interest in Unisource to an affiliate of Bain Capital, LLC (see Note 3). Prior to October 6, 2001, the Corporation also engaged in the growing of timber on approximately 4.7 million acres of timberlands that the Corporation owned or leased. These timberlands supply approximately 10% of the overall timber requirements of the Corporation’s manufacturing facilities. On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek Timber Company, Inc. (“Plum Creek”) (see Note 3).

Basis of Presentation

On December 16, 1997, shareholders of the Corporation approved the creation of two classes of common stock intended to reflect separately the performance of the Corporation’s manufacturing and former timber businesses (the “Letter Stock Recapitalization”). The Corporation’s Articles of Incorporation were amended and restated to (i) create a new class of stock designated as Georgia-Pacific Corporation—Timber Group common stock, $0.80 par value per share (“The Timber Company stock”), consisting of 250 million authorized shares; (ii) redesignate each authorized share of the Corporation’s common stock, $0.80 par value per share (the Existing Common Stock) as, and convert each share into, one share of Georgia-Pacific Corporation—Georgia-Pacific Group common stock (now two shares of Georgia-Pacific Group common stock after giving effect to the May 14, 1999 two-for-one stock split), $0.80 par value per share (“Georgia-Pacific Group stock”); (iii) increase the number of shares of Georgia-Pacific Group stock authorized for issuance from 150 million shares to 400 million shares; and (iv) authorize the distribution of one share of The Timber Company stock for each outstanding share of Georgia-Pacific Group stock.

The Corporation’s manufacturing and former timber businesses are referred to herein as the “Georgia-Pacific Group” and “The Timber Company,” respectively, or collectively as the “groups.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in companies where the Corporation has a 20% to 50% ownership interest. These investments are accounted for under the equity method of accounting because the Corporation does not exercise control over the companies, nor does the Corporation have substantive participating rights. The equity method of accounting is also used in instances where the Corporation may have an ownership interest greater than 50% and the investing partner has substantive participating rights. Certain of the Corporation’s equity investments are reported on a lag of one to three months to allow adequate time to compile their results.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective November 2, 2002, the Corporation completed the sale of a controlling 60 percent interest in its Unisource paper distribution business (see Note 3). The results of Unisource are reported in the paper distribution segment prior to the sale. The Corporation’s 40 percent interest in Unisource subsequent to the sale is accounted for under the equity method and is included in the bleached pulp and paper segment.

Revenue Recognition

The Corporation recognizes revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Corporation’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated at f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. The Corporation does not recognize revenue from bill and hold transactions until the product is delivered to the customer’s delivery site (for sales with terms of f.o.b. destination) or until the product is shipped to the customer (for sales with terms of f.o.b. shipping point). Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience.

Foreign Currency Translation

The functional currency for most international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in other comprehensive income. Foreign currency transaction gains (losses) are reflected in the Consolidated Statements of Operations and were $9.6 million, nil and $(4.5) million in 2002, 2001, and 2000, respectively.

Other losses, net

The following amounts are included in Other losses, net:

	2002	2001	2000
In millions
Asset impairments:
Unisource (see Note 4)	$208	$–	$–
Sale of Georgia-Pacific Tissue to SCA (see Note 3)	–	–	204
Gypsum (see Note 4)	–	57	6
Bellingham (see Note 4)	–	57	–
Kalamazoo	–	–	19
Other	22	14	–
Charge for asbestos liabilities, net of insurance recovery	315	350	–
Loss (gain) on asset sales:
Sale of 60% interest in Unisource (see Note 3)	298	–	–
Sale of paper and pulp assets to Domtar Inc. (see Note 3)	–	63	–
Other	27	(26)	(27)

Other losses, net	$870	$515	$202

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) Income Per Share

Basic (loss) income per share are computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans, and pursuant to the terms of the Premium Equity Participating Security Units (“PEPS Units”) (see Note 7). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

(Loss) Income Per Share

	Georgia-Pacific Group Fiscal Year Ended
	2002	2001	2000
In millions, except shares and per share amounts
Basic and diluted income available to Shareholders (numerator):
(Loss) income from continuing operations	$(190)	$(476)	$343
Extraordinary loss from early retirement of debt, net of taxes	–	(12)	–
Cumulative effect of accounting changes, net of taxes	(545)	11	–

Net (loss) income	$(735)	$(477)	$343

Shares (denominator):
Weighted average shares outstanding	237,639,025	227,590,185	175,835,279
Dilutive securities:
Options	– *	– **	872,380	***
Employee stock purchase plans	–	–	191,945

Total assuming conversion	237,639,025	227,590,185	176,899,604

		The Timber Company Fiscal Year Ended
		2001	2000
In millions, except shares and per share amounts
Basic and diluted income available to Shareholders (numerator):
Income from discontinued operations, net of taxes		$70	$162

Shares (denominator):
Weighted average shares outstanding		80,960,667	80,705,171
Dilutive securities:
Options		785,449	408,905
Employee stock purchase plans		–	1,936

Total assuming conversion		81,746,116	81,116,012

*	Options to purchase 22,205,895 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $91.58 per share were outstanding during 2002. However, these were not included in the computation of diluted earnings per share because the Corporation reported a loss for the year and inclusion of such shares would have had an antidilutive effect.
**	Options to purchase 20,151,717 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $91.58 per share were outstanding during 2001, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the Corporation reported a loss for the year and inclusion of such shares would have had an antidilutive effect.
***	Options to purchase 5,474,098 shares of Georgia-Pacific Group stock at prices ranging from $31.57 to $91.58 per share were outstanding during 2000, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because the options’ exercise price and the PEPS Unit purchase contract price were greater than the average market price of the common shares.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Corporation has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Accordingly, because the fair market value on the date of grant was equal to the exercise price, no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates in 2002, 2001 or 2000 under the plan consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:

	Fiscal Year Ended
	2002	2001	2000
In millions, except per share amounts
Georgia-Pacific Corporation
Net (loss) income as reported	$(735)	$(407)	$505
Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	(25)	(32)	(38)

Pro forma net income	(760)	(439)	467

Stock-based employee compensation cost, net of taxes, included in the determination of net income as reported	1	1	1

Georgia-Pacific Group
Net (loss) income as reported	(735)	(477)	343
Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	(25)	(30)	(35)

Pro forma net income	(760)	(507)	308

Net (loss) income per share*
As reported	(3.09)	(2.10)	1.95
Pro forma	(3.20)	(2.23)	1.75
The Timber Company
Income from discontinued operations, net of taxes
Net (loss) income as reported		70	162
Less total stock-based employee compensation expense determined under the fair value based method, net of taxes		(2)	(3)

Pro forma net income		68	159

Income from discontinued operations, net of taxes per share*
As reported		0.86	2.01
Pro forma		0.84	1.97

*	Represents basic earnings per share. Pro forma diluted per share amounts were ($3.20) in 2002, ($2.23) and $0.83 in 2001, and $1.74 and $1.96 in 2000 for the Georgia-Pacific Group and The Timber Company, respectively.

The fair-value-based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option’s vesting period. For purposes of calculating the pro forma effects of stock based awards, the Corporation recognizes compensation expense for awards with pro rata vesting on a straight-line basis. The provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted in 2002, 2001 and 2000:

	Fiscal Year Ended
	2002		2001		2000
	Options	ESPP*	Options	ESPP*	Options	ESPP*
Georgia-Pacific Group
Risk-free interest rate	4.9-5.0%	1.5%	5.2%	3.6%	6.7%	6.1%
Expected dividend yield	1.9-2.1%	3.3%	1.7%	1.5%	1.2%	1.9%
Expected life	10 years	1 year	10 years	1 year	10 years	1 year
Expected volatility	0.45	0.45	0.47	0.47	0.42	0.42
Option forfeiture rate	5.0%	5.0%	5.0%	7.3%	3.0%	7.3%
Weighted Average Fair Value	$11.84-13.21	$3.56	$15.46	$8.01	$23.26	$6.13
The Timber Company
Risk-free interest rate					6.7%	6.1%
Expected dividend yield					4.4%	4.5%
Expected life					10 years	1 year
Expected volatility					0.38	0.38
Option forfeiture rate					3.0%	8.6%
Weighted Average Fair Value					$7.35	$4.34

*	Employee Stock Purchase Plan

Cash and Equivalents

Cash equivalents include time deposits and other securities with original maturities of three months or less.

Inventory Valuation

Inventories are valued at the lower of cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (“LIFO”) method was used to determine the cost of approximately 55% and 61% of inventories at December 28, 2002 and December 29, 2001, respectively. The cost of other inventories, primarily inventories of foreign subsidiaries and supplies, generally are determined using the first-in, first-out method or weighted average cost.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in “Other losses, net” on the accompanying Consolidated Statements of Operations.

The Corporation capitalizes incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. The net book value of such capitalized costs was $11 million in 2002, $21 million in 2001, and $48 million in 2000. Amounts are included as “Property, plant and equipment” on the accompanying Consolidated Balance Sheets.

The Corporation capitalizes interest on significant projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets. Interest capitalized, expensed and paid was as follows:

	Fiscal Year Ended
	2002	2001	2000
In millions
Total interest costs, net	$855	$1,091	$606
Interest capitalized	(14)	(11)	(11)

Interest expense, net	$841	$1,080	$595

Interest paid	$859	$1,112	$628

“Interest, net”, is interest expense net of interest income of $44 million, $54 million and $58 million in 2002, 2001 and 2000, respectively, primarily associated with the notes received in connection with the Corporation’s past sales of timberlands, which secure the related indebtedness (see Note 7).

Landfills and Lagoons

The Corporation accrues for landfill closure costs including waste treatment, storage or disposal over the periods that benefit from the use of the landfill and accrues for lagoon clean-out costs over the useful period between clean-outs.

Identifiable Intangible Assets

The Corporation amortizes identifiable intangible assets such as patents, trademarks, and tradenames using the straight-line method over their estimated useful lives ranging from 5 to 75 years. Amortization expense for identifiable intangible assets was $30 million, $32 million and $2 million in 2002, 2001 and 2000, respectively. Accumulated amortization at December 28, 2002 and December 29, 2001 was $64 million and $34 million, respectively.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Effective December 30, 2001, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill (see Note 6). SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002.

Amortization expense was $235 million and $86 million in 2001 and 2000, respectively. Accumulated amortization at December 29, 2001 was $936 million.

Shipping and Handling Costs

The Corporation classifies the majority of shipping and handling costs as cost of sales. However, certain shipping and handling costs are classified as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $525 million, $550 million and $521 million in 2002, 2001, and 2000, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were $222 million, $224 million and $96 million in 2002, 2001 and 2000, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.

Accounting Standards Changes

Effective December 30, 2001, the Corporation adopted SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis (see Note 6).

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation will adopt the new rules on asset retirement obligations effective December 29, 2002. Management is continuing to evaluate the impact that the adoption of SFAS No. 143 will have on the Corporation’s financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. As a result, the criteria in Opinion 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. Any gains or losses previously classified as extraordinary items in prior periods presented that do not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. Management has determined that previously reported extraordinary losses do not meet the criteria in Opinion 30 for classification as an extraordinary item and will need to be reclassified in the 2003 Consolidated Statement of Operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 have been included in this footnote under the caption ‘Stock-Based Compensation’.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN45”). FIN45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN45 are effective for interim and annual periods after December 15, 2002. These disclosures are presented in Note 15. The initial recognition and initial measurement requirements of FIN45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Corporation is currently assessing the initial measurement requirements of FIN45. However, management does not believe that the recognition requirements will have a material impact on the Corporation’s financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Corporation is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. In 2002, the Corporation realigned its reportable segments for financial reporting purposes to align reporting with the company’s current operating structure. The new reportable business segments are as follows: North American consumer products, international consumer products, packaging, bleached pulp and paper, paper distribution, building products manufacturing and building products distribution.

Discontinued Operations

On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek (see Note 3). The results of the Timber Company are reported as “Income from discontinued operations, net of taxes” in the accompanying Consolidated Statements of Operations.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allocation of Shared Services    A portion of the Corporation’s shared General and administrative expenses (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) had been allocated to each group based upon identification of such services specifically used by each group. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that management believed were equitable and provided a reasonable estimate of the cost attributable to each group. These methods consisted of allocating costs based on (i) number of employees of each group, (ii) percentage of office space of each group and (iii) estimated percentage of staff time allocable to each group. The total of these allocations was $369 million and $280 million in 2001 and 2000, respectively. It is not practicable to provide a detailed estimate of the expenses that would be recognized if either group were a separate legal entity.

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

Allocation of Federal and State Income Taxes    The federal income taxes of the Corporation and the subsidiaries that own assets allocated between the groups were determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds were allocated between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflected each group’s contribution (positive or negative) to the Corporation’s consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that could not be used by the group generating those benefits, but could be used on a consolidated basis, were credited to the group that enabled the use of such benefits. Had the groups filed separate tax returns, the provision for income taxes and net income for each group would not have significantly differed from the amounts reported on the groups’ statements of

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the years ended December 29, 2001 and December 30, 2000. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to each group on the historical financial statements may have differed from those that would have been allocated had the groups filed separate income tax returns.

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

NOTE 2.    OPERATING SEGMENT INFORMATION

The Corporation has seven reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, paper distribution, building products manufacturing and building products distribution.

•	The North America consumer products segment produces and sells retail and away-from-home tissue and the Dixie line.

•	The international consumer products segment consists of the European businesses and certain small tissue joint ventures located in Europe and elsewhere.

•	The packaging segment produces and sells linerboard, medium, kraft and corrugated packaging.

•	The bleached pulp and paper segment produces paper, market pulp, and bleached board.

•	The paper distribution segment sells and distributes high-quality printing, writing and copying papers and a broad range of packaging and maintenance supplies, equipment and services.

•	The building products manufacturing segment consist primarily of wood panels (plywood, oriented strand board, hardboard and particleboard), lumber, gypsum products and chemicals.

•	The building products distribution segment sells a wide range of building products manufactured by the Corporation or purchased from others.

Markets for the North America consumer products, international consumer products, packaging, bleached pulp and paper, and paper distribution segments are affected primarily by fluctuations in raw material costs such as pulp and wastepaper, competition from companies of various sizes on the basis of brand recognition and loyalty, the overall level of economic growth in the United States and export markets, and fluctuations in currency exchange rates.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Markets for building products segments are affected primarily by the level of housing starts, the level of repairs, remodeling and additions, industrial markets, commercial building activity, the availability and cost of financing, and changes in industry capacity. Recent consolidations in the building products business amongst the Corporation’s competitors and increased access to the United States market by foreign competitors also affects the markets for the building products segments.

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

The Corporation has a large and diverse customer base, which includes some customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended December 28, 2002. Sales to foreign markets in 2002, 2001 and 2000 were 14%, 13% and 10%, respectively. These sales were primarily to customers in Europe, Canada, Asia and Latin America. Information on operations in United States and foreign markets is as follows:

Geographic Data*

In millions	2002	2001	2000
Revenues
United States	$20,031	$21,724	$19,937
Foreign countries	3,240	3,292	2,113

Total net sales	$23,271	$25,016	$22,050

Long-lived assets
United States	$8,143	$8,740	$11,784
Foreign countries	1,179	1,052	1,400

Total long-lived assets	$9,322	$9,792	$13,184

*	Revenues are attributed to countries based on location of customer.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes certain financial information by segment:

	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper	Paper Distribution
In millions
2002
Net sales to unaffiliated customers	$5,345	$1,663	$2,598	$1,871	$4,737
Intersegment sales	110	–	128	691	18

Net sales	$5,455	$1,663	$2,726	$2,562	$4,755

Operating profit (loss)	$851	$141	$316	$65	$(516)
Depreciation and amortization	356	88	160	194	19
Property, plant and equipment investments	363	62	70	75	7
Acquisitions	–	–	6	–	–
Assets	14,710	2,673	2,310	1,633	–
2001
Net sales to unaffiliated customers	$5,310	$1,590	$2,482	$2,384	$6,201
Intersegment sales	131	–	128	855	12

Net sales	$5,441	$1,590	$2,610	$3,239	$6,213

Operating profit (loss)	$663	$126	$384	$28	$48
Depreciation and amortization	504	96	174	300	46
Property, plant and equipment investments	205	131	78	133	18
Timber and timberland purchases	–	–	–	–	–
Acquisitions	46	–	61	–	–
Assets	13,781	2,271	2,367	1,664	2,184
2000
Net sales to unaffiliated customers	$1,927	$119	$2,646	$2,536	$6,861
Intersegment sales	43	–	89	735	11

Net sales	$1,970	$119	$2,735	$3,271	$6,872

Operating profit (loss)	$(9)	$(9)	$512	$357	$158
Depreciation and amortization	154	8	172	321	36
Property, plant and equipment investments	227	16	112	179	50
Timber and timberland purchases	–	–	–	–	–
Acquisitions	5,864	276	–	–	2
Assets	13,263	2,116	2,421	4,168	2,499

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Building Products Manufacturing	Building Products Distribution	All Other		Consolidated
In millions
2002
Net sales to unaffiliated customers	$3,280	$3,775	$2	*	$23,271
Intersegment sales	1,837	10	(2,794	)**	–

Net sales	$5,117	$3,785	$(2,792)		$23,271

Operating profit (loss)	$129	$50	$(703	)***	$333
Depreciation and amortization	164	22	27		1,030
Property, plant and equipment investments	61	4	51		693
Acquisitions	–	–	–		6
Assets	2,278	755	270		24,629
2001
Net sales to unaffiliated customers	$3,237	$3,809	$3	*	$25,016
Intersegment sales	2,019	13	(3,158	)**	–

Net sales	$5,256	$3,822	$(3,155)		$25,016

Operating profit (loss)	$83	$65	$(612	)***	$785
Depreciation and amortization	173	27	23		1,343
Property, plant and equipment investments	112	1	61		739
Timber and timberland purchases	–	–	31		31
Acquisitions	26	–	–		133
Assets	2,398	768	931		26,364
2000
Net sales to unaffiliated customers	$3,648	$4,311	$2	*	$22,050
Intersegment sales	2,153	9	(3,040	)**	–

Net sales	$5,801	$4,320	$(3,038)		$22,050

Operating profit (loss)	$354	$23	$(238	)***	$1,148
Depreciation and amortization	172	30	17		910
Property, plant and equipment investments	257	9	59		909
Timber and timberland purchases	–	–	59		59
Acquisitions	–	–	–		6,142
Assets	2,647	830	1,474	#	29,418

*	Amounts include net sales from miscellaneous businesses.
**	Elimination of intersegment sales.
***	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales. Amounts in 2002 and 2001 include a charge of $315 million and $350 million, respectively for expenditures, net of anticipated insurance recoveries, for projected asbestos liabilities through 2012.
#	Includes net assets of discontinued operations.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to Net (Loss) Income

	Fiscal Year Ended
	2002	2001	2000
In millions
Total operating profit	$333	$785	$1,148
Interest, net	841	1,080	595

(Loss) income from continuing operations before income taxes	(508)	(295)	553
(Benefit) provision for income taxes	(318)	181	210

(Loss) income from continuing operations	(190)	(476)	343
Income from discontinued operations, net of taxes	–	70	162

(Loss) income before extraordinary item and accounting change	(190)	(406)	505
Extraordinary loss from early extinguishment of debt, net of taxes	–	(12)	–
Cumulative effect of accounting change, net of taxes	(545)	11	–

Net (loss) income	$(735)	$(407)	$505

NOTE 3.    ACQUISITIONS AND DIVESTITURES

•	Effective November 2, 2002, the Corporation sold a 60% controlling interest in its Unisource paper distribution business to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with this disposal, the Corporation recorded a pretax loss of $298 million ($30 million after taxes) in the fourth quarter of 2002 in the paper distribution segment. This loss is included in “Other losses, net” on the accompanying Consolidated Statements of Operations. In addition, the Corporation entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource. As part of these transactions, the Corporation:

•	received $471 million in cash during fiscal 2002 in connection with the disposition and repaid debt;

•	received $169 million in cash as a result of the financing lease arrangement accounted for as a capital lease by the Corporation;

•	received two payment-in-kind notes from Unisource for $70 million and $100 million, which accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012; and

•	entered into a sublease with Unisource for certain warehouses retained by the Corporation.

As part of this transaction, the Corporation has entered into a loan agreement with Unisource pursuant to which the Corporation has agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. In addition, the Corporation has also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. The Corporation also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers’ compensation, general liability, automobile liability and property insurance.

•

During 2002, the Corporation disposed of and sold various assets including a gypsum facility for a total of $28 million in cash and recognized a pretax loss of $27 million which was reflected in “Other losses, net” in the accompanying Consolidated Statements of Operations. During 2001, the Corporation sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pretax gain of $70 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total gain recognized, $44 million related to the sale of certain timber assets associated with The Timber Company and was included in “Income from discontinued operations, net of taxes” in the accompanying Consolidated Statements of Operations with the remainder reflected in “Other losses, net.”

•	On August 7, 2001, the Corporation completed the sale of a portion of its paper and pulp assets to Domtar Inc. for $1.65 billion in cash. The assets involved in this transaction were the Corporation’s stand-alone uncoated fine paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. The Corporation used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, the Corporation recorded a pretax loss of $63 million during 2001 in the bleached pulp and paper segment. This loss was reflected in “Other losses, net” on the accompanying Consolidated Statements of Operations. In addition, the Corporation recorded a provision for income taxes of $197 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

•	On October 6, 2001, the Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek. In accordance with the merger agreement, shareholders of The Timber Company received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the assumption by Plum Creek of $646 million of the Corporation’s debt, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between the Corporation and The Timber Company.

The transaction was originally conditioned on the receipt of a private letter ruling from the Internal Revenue Service (the “Service”) that the transaction would be tax-free to the Corporation and to the shareholders of The Timber Company. In June 2001, the Corporation and Plum Creek amended the original merger agreement and determined to effect the merger upon receipt of opinions from tax counsel that the spin off of The Timber Company from the Corporation and the subsequent merger with Plum Creek would be tax-free to the Corporation and to the shareholders of The Timber Company. The Service notified the companies on June 12, 2001, that it had decided not to issue the private letter ruling based on its belief that the companies had failed to carry the high burden of proof of business purpose necessary for the transaction to receive such an advance ruling. On September 13, 2002, the Corporation entered into a closing agreement with the Service completing a Pre-Filing Agreement review of the Corporation’s Federal income tax reporting of the transaction. Under the terms of the closing agreement, the Service agreed that no gain or loss was recognized by the Corporation or its shareholders as a result of the spin-off of the Timber Company from the Corporation. The Corporation believes that the closing agreement is substantially conclusive with respect to the tax consequences associated with the spin-off.

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements.

Operating results of the discontinued operation were as follows:

	Fiscal Year Ended
In millions	2001	2000
Net sales	$293	$394

Income before income taxes	$129	$259
Provision for income taxes	(59)	(97)

Income from discontinued operation	$70	$162

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	During the first quarter of 2001, the Corporation acquired the remaining ownership of two chemical joint ventures for approximately $26 million. The results of operations of these chemical businesses were consolidated with those of the Corporation beginning in February 2001. The Corporation has accounted for these acquisitions using the purchase method to record a new cost basis for assets acquired and liabilities assumed.

•	At the end of November 2000, the Corporation completed a tender offer pursuant to which it purchased each outstanding share of common stock of Fort James Corporation (“Fort James”) for $29.60 per share in cash and 0.2644 shares of Georgia-Pacific common stock. The Corporation is paying cash and issuing Georgia-Pacific shares as the untendered Fort James shares are delivered to the Corporation’s exchange agent for cancellation. Through December 29, 2001, the Corporation had paid approximately $6,186 million in cash ($46 million of which was paid during 2001) and issued approximately 53.9 million shares of Georgia-Pacific common stock (0.2 million shares of which were issued during 2001) valued at $1,485 million for such shares. The fair value of the Georgia-Pacific common shares was determined based on the average trading prices of Georgia-Pacific common stock for the two trading days before and after July 16, 2000 (the date of the announcement of the Fort James acquisition). In addition, the Corporation assumed $3.3 billion of Fort James debt in the acquisition.

Fort James’ results of operations were consolidated with those of the Corporation beginning in December 2000. The Corporation has accounted for this business combination using the purchase method to record a new cost basis for assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Prior to the adoption of SFAS No. 142 in 2002 (see Note 1), the Corporation amortized this goodwill over 40 years. The allocation of net cash paid for the Fort James acquisition is summarized as follows:

In millions
Current assets	$1,784
Property, plant and equipment	4,618
Other noncurrent assets	486
Intangible assets other than goodwill	714
Goodwill	6,804
Liabilities	(6,620)
Common stock issued and value of stock options converted	(1,600)

Net cash paid for Fort James	$6,186

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial data has been prepared assuming that the acquisition of Fort James and related financings were consummated at the beginning of fiscal year 2000. This pro forma financial data is presented for informational purposes and is not indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2000, nor does it include adjustments for expected synergies, cost savings or consistent application of accounting methods. Accordingly, this unaudited pro forma data is not necessarily indicative of future operations.

In millions, except per share amounts	Fiscal Year 2000
Georgia-Pacific Corporation:
Net sales	$28,294
Income from continuing operations	118
Net income	280
Georgia-Pacific Group data:
Net sales	$28,294
Income from continuing operations	118
Net income	118
Basic income per share from continuing operations	0.52
Diluted income per share from continuing operations	0.51
Basic earnings per share	0.52
Diluted earnings per share	0.51

The Timber Company’s results of operations were not impacted by the Fort James transaction.

•	Pursuant to a consent decree executed with the United States Department of Justice in connection with the Fort James acquisition, the Corporation sold a portion of its away-from-home tissue manufacturing assets (formerly Georgia-Pacific Tissue) to SCA for approximately $850 million. The sale was completed on March 2, 2001, with net proceeds of approximately $581 million ($660 million after tax benefit) used to repay debt. In the fourth quarter of 2000, the Corporation recorded a pretax loss of $204 million in the consumer products segment for the write-down of these assets to their net realizable value; accordingly, no significant gain or loss was recognized upon completion of the sale in 2001.

•	During the first quarter of 2000, the Corporation contributed certain packaging assets with a net book value of $34 million to a joint venture. In exchange for these assets, the Corporation retained a 54 percent interest in the joint venture. This investment in the joint venture was accounted for under the equity method until July 2001 because the joint venture partner had substantive participating rights.

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

NOTE 4.    RESTRUCTURING AND ASSET IMPAIRMENTS

•

In the third quarter of 2002, the Corporation signed a letter of intent to sell a controlling interest in Unisource. Based upon the determination that it was more likely than not that a sale would occur, the

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation performed an impairment analysis and determined that the fair value of this business was impaired. Accordingly, in the second quarter of 2002, the Corporation recorded an after tax charge to earnings of $170 million which was comprised of goodwill impairment of $106 (see Note 6) and a pretax long-lived asset impairment charge of $102 million ($64 million after tax) in the bleached pulp and paper segment. Following the impairment charges, the carrying value of fixed assets was approximately $137 million and the carrying value of the Unisource paper distribution business was approximately $850 million at June 29, 2002.

•	In connection with the acquisition of Fort James, the Corporation recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, the Corporation determined that it would strategically reposition its communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at its Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, the Corporation recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2001, approximately 605 employees were terminated and approximately $55 million of the reserve was used to pay termination benefits. During 2002, approximately 174 employees were terminated and approximately $14 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed in 2003. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 29, 2001 through December 28, 2002:

	Liability Balance at December 29, 2001	Usage	Liability Balance at December 28, 2002
Type of Cost
In millions
Employee termination	$23	$(14)	$9
Facility closing costs	58	(10)	48

Total	$81	$(24)	$57

•	In connection with overall weak market conditions in the wallboard market due to excess capacity in the industry, the Corporation announced in June 2001 that it would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. The Corporation also announced that it would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and reduce operations at its remaining gypsum wallboard production facilities. The plant closures and production curtailments affected approximately 45% of the Corporation’s gypsum wallboard production capacity. In connection with this announcement, the Corporation recorded a pretax charge to earnings in the building products manufacturing segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the write down, was approximately $35 million at June 2001. During 2001, 234 employees were terminated and $3 million of the employee termination reserve was used to pay termination benefits. During 2002, 119 employees were terminated and the remaining employee termination reserves were used.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	On March 30, 2001, the Corporation announced that it would permanently close its pulp mill and associated chemical plant at Bellingham, Washington. This decision was based on the age of the facility and the extraordinarily high energy costs on the West Coast in late 2000. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp and 260,000 tons of lignin annually. In connection with this closure the Corporation recorded a pretax charge to earnings in the North America consumer products segment of approximately $57 million for the write-off of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees and approximately $12 million for facility closing costs. Of the $83 million total pretax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense and $1 million was charged to general and administrative expenses. The carrying value of the assets for which the impairment was recorded, subsequent to write down, was approximately $5 million at March 30, 2001. During 2001, 410 employees were terminated and all of the reserve was used to pay termination benefits.

•	During 2001, the Corporation announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, chemical plants and building products distribution centers. The closures were based on the fact that the facilities utilized outdated technology compared to the Corporation’s other plants which placed them at an operating disadvantage to the Corporation’s other facilities. In connection with these announcements, the Corporation recorded a pretax charge to earnings of approximately $14 million for the write-off and impairment of assets, approximately $16 million for the termination of approximately 900 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. Of these charges, approximately $4 million was recorded in the building products distribution segment and the remaining charges recorded in the building products manufacturing segment. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the write down, was approximately $2 million. The Corporation does not expect these closures to impact sales, as other plants will be able to absorb the reduced capacity. During 2001, approximately 670 employees were terminated and approximately $11 million of the reserve was used to pay termination benefits. Substantially all of the facility closing costs reserves were used during 2001. During 2002, the remaining employee termination reserve was used to pay termination benefits.

•	During 2000, the Corporation announced the closure of the Grand Rapids East, Michigan, gypsum plant and the Kalamazoo, Michigan, paper mill. This decision was determined due to the age of the facilities and the relatively higher cost of materials and electricity as compared to plants in other parts of the Corporation. In connection with these closures, the Corporation recorded a pretax charge to earnings totaling $7 million for the termination of 325 salaried and hourly employees, $25 million for the write-off of assets and $12 million for facility closure costs. The carrying value of the assets for which impairment was recorded, subsequent to the write down, was approximately $15 million. The Corporation does not expect these closures to impact sales, as other plants will be able to absorb the reduced capacity. During 2001 and 2000, approximately 40 employees and 284 employees, respectively, were terminated and substantially all of the employee termination reserve was used. During the second quarter of 2001, the Corporation reversed approximately $2 million of reserves for facility closing costs that were no longer needed. Substantially all of the reserves for facility closing costs were used to pay for facility closing activities during 2001 and 2002.

NOTE 5.    RECEIVABLES

The Corporation has a large, diversified customer base, which includes some customers located in foreign countries. The Corporation closely monitors extensions of credit and has not experienced significant losses

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to its receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility.

The Corporation has decreased its accounts receivable secured borrowing program to $700 million and renewed the program through December 2003. During the fourth quarter of the fiscal year 2002, the Corporation sold a 60% controlling interest in its Unisource paper distribution business (see Note 3). In connection with the sale, the Corporation terminated its United States and Canadian accounts receivable secured borrowing programs for Unisource. Termination of these programs required the repayment of the domestic accounts receivable program in the amount of $400 million and the repayment of the Canadian accounts receivable program in the amount of US $60 million. During the first quarter of 2003, the Corporation expects to increase its accounts receivable secured borrowing program by $200 million and use the funds to repay higher cost debt. G-P Receivables, Inc. (“G-P Receivables”) is a wholly owned subsidiary of the Corporation and is the special purpose entity into which the receivables of the Corporation and participating domestic subsidiaries are sold. G-P Receivables, in turn, sells the receivables to the various banks and entities that purchase the receivables. The receivables outstanding under these programs and the corresponding debt are included as both “Receivables” and “Commercial paper and other short-term notes,” respectively, on the accompanying balance sheets. This program is accounted for as a secured borrowing. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity from the Corporation and its assets will be available first and foremost to satisfy the claims of its creditors.

A portion of the cost of the accounts receivable secured borrowing programs is based on the creditors’ level of investment and borrowing costs. The total cost of the programs, which was $29 million in 2002, $41 million in 2001 and $63 million in 2000, is included in interest expense on the accompanying Consolidated Statements of Operations.

Under the accounts receivable secured borrowing programs, the maximum amount of the creditors’ investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The accounts receivable secured borrowing programs contain the same restrictive covenants as the unsecured financing facilities (see Note 7).

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS

Effective December 30, 2001, the Corporation adopted SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The Corporation’s reporting units are: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, pulp, paper, North American retail towel and tissue, North American commercial towel and tissue, Dixie, and international consumer products.

The adoption of SFAS No. 142 required the Corporation to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of the Corporation’s reporting units. In this assessment, the Corporation compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit’s internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to the Corporation’s Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution reporting unit’s goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

In the third quarter of 2002 the Corporation signed a letter of intent to sell a controlling interest in its Unisource paper distribution business. Based upon the determination that it was more likely than not that a sale would occur, the Corporation performed another impairment analysis and concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, the Corporation recorded an additional goodwill impairment charge of $106 million. Following this impairment charge, the related goodwill was completely eliminated.

The changes in the carrying amount of goodwill for 2002 were as follows:

	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper	Paper Distribution
In millions
Balance as of December 29, 2001	$5,904	$723	$621	$281	$699
Cumulative effect of change in accounting principle—adoption of SFAS No. 142	–	–	–	–	(545)
Goodwill impairment	–	–	–	–	(106)
Goodwill acquired during the year	–	–	4	–	–
Foreign currency translation and reclassifications	34	62	–	–	(48)

Balance as of December 28, 2002	$5,938	$785	$625	$281	$–

	Building Products Manufacturing	Building Products Distribution	All Other	Consolidated
In millions
Balance as of December 29, 2001	$37	$–	$–	$8,265
Cumulative effect of change in accounting principle— adoption of SFAS No. 142	–	–	–	(545)
Goodwill impairment	–	–	–	(106)
Goodwill acquired during the year	–	–	–	4
Foreign currency translation and reclassifications	(3)	–	–	45

Balance as of December 28, 2002	$34	$–	$–	$7,663

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, the Corporation no longer amortized goodwill beginning in 2002. Had the Corporation discontinued amortization of goodwill beginning in fiscal year 2000, operating results for fiscal years 2001 and 2000 would have been as follows:

	Year Ended
	2002	2001	2000
In millions, except per share data
Continuing operations:
(Loss) income from continuing operations, as reported	$(190)	$(476)	$343
Add back: goodwill amortization	–	235	86

Adjusted (loss) income from continuing operations	$(190)	$(241)	$429

(Loss) income as reported	$(735)	$(477)	$343
Add back: goodwill amortization	–	235	86

Adjusted (Loss) income	$(735)	$(242)	$429

Basic earnings per share:
(Loss) income from continuing operations, as reported	$(0.80)	$(2.09)	$1.95
Add back: goodwill amortization	–	1.03	0.49

Adjusted (loss) income from continuing operations	$(0.80)	$(1.06)	$2.44

Diluted earnings per share:
(Loss) income from continuing operations, as reported	$(0.80)	$(2.09)	$1.94
Add back: goodwill amortization	–	1.03	0.49

Adjusted (loss) income from continuing operations	$(0.80)	$(1.06)	$2.43

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of December 28, 2002		As of December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In millions
Trademarks	$616	$28	$602	$15
Patents and other	124	36	145	19

Total	$740	$64	$747	$34

Aggregate Amortization Expense:

Fiscal year 2000	$2

Fiscal year 2001	$32

Fiscal year 2002	$30

Estimated Amortization Expense:

For fiscal year 2003	$29
For fiscal year 2004	29
For fiscal year 2005	28
For fiscal year 2006	18
For fiscal year 2007	18

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    INDEBTEDNESS

The Corporation’s indebtedness includes the following:

	December 28, 2002	December 29, 2001
In millions
Debentures, average rate of 8.5% and 8.6%, payable through 2029	$3,282	$3,582
Notes, average rates of 7.0% and 7.5%, payable through 2031	2,934	3,100
Credit facilities, average rates of 3.3% and 3.6%, payable through 2005	3,097	1,935
Revenue bonds, average rates of 5.2%, payable through 2031	865	869
Euro-denominated bonds, average rate of 4.8%, payable through 2004	313	266
European Debt, average rates of 6.2% and 6.1%, payable through 2012	88	137
Capital leases, average rates of 8.3% and 10.0%, payable through 2018	287	126
Other loans, average rates of 3.2% and 4.6%, payable through 2003	12	8
Less: unamortized net discount	(72)	(93)

	10,806	9,930
Less: long-term portion of debt	10,185	9,358

Current portion of long-term debt	621	572
Secured borrowings and short-term notes, average rates of 2.2% and 2.5%	710	1,359
Credit facilities, average rate 3.9%	–	925

Total short-term debt	1,331	2,856

Total debt	$11,516	$12,214

Weighted average interest rate on Corporation debt at year-end	6.1%	6.7%

For additional information regarding financial instruments, see Notes 8, 9 and 10.

As of December 28, 2002, the scheduled maturities of the Corporation’s long-term debt for the next five years are as follows: $621 million in 2003, $710 million in 2004, $2,493 million in 2005, $623 million in 2006 and $351 million in 2007.

Notes and Debentures

The Corporation had outstanding borrowings of approximately $6,216 million and $6,682 million under certain notes and debentures as of December 28, 2002 and December 29, 2001, respectively. The Corporation subsequently fully and unconditionally guaranteed all of Fort James’ publicly held debt issued pursuant to an Indenture with the Bank of New York, as trustee, dated as of November 1, 1991, as amended by a first supplemental Indenture dated as of September 19, 1997, a second supplemental Indenture dated as of February 19, 2001 and a third supplemental Indenture dated as of March 20, 2003, pursuant to which Fort James Operating Company fully and unconditionally guaranteed all of Fort James’ publicly held debt.

On December 23, 2002, $18 million of the Corporation’s 7.93% notes matured. An additional $10 million and $20.5 million of the Corporation’s 7.86% and 7.87% notes matured on December 17, 2002 and December 2, 2002, respectively. On June 15, 2002, $300 million of the Corporation’s 9.95% debentures matured. In addition, $100 million of the Corporation’s 6.50% debentures matured on September 15, 2002. During 2001, the Corporation redeemed $300 million of its 6.234% Senior Notes Due March 15, 2011 and recorded an after-tax extraordinary loss of approximately $12 million (net of taxes of $7 million).

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 30, 2003, the Corporation completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million 8.875% notes due in 2010. The 9.375% notes due in 2013 are callable at the Corporation’s option beginning in 2008. Proceeds from the offering were used to completely repay the capital markets bridge facility, which had a maturity date of August 16, 2003, and approximately $1 billion of bank debt outstanding under the revolving credit facility. Accordingly, borrowings outstanding under the capital markets bridge facility have been classified as long-term debt on the accompanying consolidated balance sheets. Following this offering, the Corporation had approximately $1.6 billion outstanding under its revolving credit facility and approximately $1.3 billion of available liquidity under this facility.

Euro-Denominated Bonds

The Corporation’s international operations create exposure to foreign currency exchange rate risks. At December 28, 2002 and December 29, 2001, the Corporation had outstanding approximately $294 million (net of discount) and $238 million (net of discount), respectively, of Euro-denominated bonds, which were designated as a hedge against its net investment in Europe. The use of this financial instrument allows the Corporation to reduce its overall exposure to exchange rate movements, since the gains and losses on this instrument substantially offsets losses and gains on the assets, liabilities and transactions being hedged.

European Debt

The Corporation’s European debt decreased by approximately $49 million to $88 million at December 28, 2002 from $137 million at December 29, 2001.

Revenue Bonds

The Corporation had outstanding borrowings of approximately $865 million and $869 million under industrial revenue bonds as of December 28, 2002 and December 29, 2001, respectively. On October 8, 2002, the Corporation redeemed $2 million of variable rate industrial revenue bonds. The Corporation also issued $73 million of its variable rate industrial revenue bonds, due February 1, 2022 to replace the maturity of $73 million of its variable rate industrial revenue bonds.

Capital Leases and Other Loans

At December 28, 2002 and December 29, 2001, the Corporation had outstanding borrowings of approximately $299 million and $134 million under capital leases and other loans.

In connection with the sale of Unisource, the Corporation sold certain of its warehouse facilities and subsequently entered into a $175 million sale-leaseback transaction that is accounted for as a capital lease obligation. The Corporation paid approximately $6 million in fees associated with the transaction, which matures in 2018. The fees will be amortized over the term of the sale-leaseback transaction. The Corporation also paid $9 million to terminate an existing capital lease obligation held by Unisource.

Revolving Credit Facilities

At December 28, 2002, the Corporation’s Senior Capital Markets Bridge Facility totaled $650 million with a maturity date of August 16, 2003 and the Multi-Year Revolving Credit Facility totaled $3,750 million with a maturity date of November 28, 2005. The Senior Capital Markets Bridge Facility was repaid on January 30, 2003 and the facility was terminated. Amounts available under the Multi-Year Revolving Credit Facility were reduced to $3,500 million on December 31, 2002. Pursuant to an amendment to the Multi-Year Revolving Credit Facility, dated as of November 19, 2002, amounts available under the Multi-Year Revolving Credit Facility would be further reduced to $3,250 million and to $3,000 million on December 31, 2003 and 2004, respectively. The

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment to the Multi-Year Revolving Credit Facility (the “Seventh Credit Facility Amendment”), effective as of March 28, 2003 (the “Amendment, Effective Date”), amends this provision such that amounts available thereunder will be reduced (a) to $3,250 million on the Amendment Effective Date (i) $2,750 million of which will be revolving loans and (ii) $500 million of which will be converted to term loans on April 1, 2003 and due November 2005, and (b) to $3,000 million on December 31, 2004 with a $2,500 million revolver and the $500 million term loan.

The Corporation’s commitments and amounts outstanding under the credit agreements include the following:

December 28, 2002
In millions
Commitments:
Multi-Year Revolving Credit Facility	$3,750
Senior Capital Markets Bridge Facility**	650

Credit facilities available	4,400

Amounts Outstanding:
Letter of Credit Agreements*	(514)
Multi-Year Revolving Credit Facility due November 2005, average rate of 3.3%	(2,447)
Senior Capital Markets Bridge Facility**	(650)

Total credit balance	(3,611)

Total credit available	$789

*	The Letter of Credit Agreements include only Standby Letters of Credit from Bank of America.
**	The Senior Capital Markets Bridge Facility was repaid on January 30, 2003.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assuming the senior notes offering, the use of proceeds, net of fees, and the $500 million conversion to term loans in the amount available under the Multi-Year Revolving Credit Facility, as amended, had occurred on December 28, 2002, the Corporation’s amounts outstanding under the credit agreements would have been as follows:

December 28, 2002
(unaudited)
In millions
Commitments:
Multi-Year Revolving Credit Facility	$2,750
Term loan portion of Multi-Year Revolving Credit Facility	500
Senior Capital Markets Bridge Facility	–

Credit facilities available	3,250

Amounts Outstanding:
Letter of Credit Agreements*	(514)
Multi-Year Revolving Credit Facility due November 2005, average rate of 3.3%	(1,142)
Term loan portion of Multi-Year Credit Facility	(500)
Senior Capital Markets Bridge Facility	–

Total credit balance	(2,156)

Total credit available**	$1,094

*	The Letter of Credit Agreements include only Standby Letters of Credit from Bank of America.
**	The Corporation would have been limited to $1,078 million of available credit pursuant to certain debt covenants and its outstanding debt balance at December 28, 2002. This limitation on available credit will be reduced as the Corporation repays debt.

Borrowings under these agreements bear interest at market rates. These interest rates may be adjusted according to a rate grid based on the Corporation’s long-term debt ratings. Fees associated with these revolving credit facilities include a facility fee of 0.3% per annum on the aggregate commitments of the lenders as well as up-front fees. As of December 28, 2002, the Corporation paid $8 million in facility fees and $3.3 million in up front fees. As of December 29, 2001, the Corporation paid $8 million in facility fees and $5.5 million in up-front fees. The fees are being amortized over the term of the agreements. Fees and margins may also be adjusted according to a pricing grid based on the Corporation’s long-term debt ratings. At December 28, 2002, $650 million was borrowed under the Senior Capital Markets Bridge Facility, and $2,447 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 4.4% and 3.3%, respectively. Amounts outstanding under the revolving credit facilities are included in “Commercial paper and other short-term notes” and “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

Certain of the Corporation’s borrowing arrangements are guaranteed by certain of the Corporation’s subsidiaries and contain a number of financial and non-financial covenants which restrict the activities of the Corporation. The more significant financial covenants are discussed below. In addition, certain agreements contain cross-default provisions. At December 28, 2002, the Corporation was in compliance with the covenants of these agreements.

The unsecured financing facilities require a maximum leverage ratio (funded indebtedness to net worth plus funded indebtedness), as amended by the Seventh Credit Facility Amendment, of 70.00% on December 28, 2002 and March 29, 2003; 67.50% on June 28, 2003, September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the financing facilities agreements), as amended by the Seventh Credit Facility Amendment, of 2.50 to 1.00 on December 28, 2002; 2.25 to 1.00 on March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $12,594 million for so long as the leverage ratio of the Corporation exceeds 65.00%. The Corporation was in compliance with these debt covenants as of December 28, 2002 with a leverage ratio of 66.54%, an interest coverage ratio of 2.65 to 1.00, a debt balance of $11,516 million, and an adjusted net worth calculated as follows:

December 28, 2002
In millions
Adjusted Net Worth:
Net Worth	$4,560
Goodwill write-offs as described in Note 6	651
Minimum Pension Liability Adjustment as described in Note 12	580

Adjusted Net Worth	5,791

Required Net Worth:
80% of Net worth as of the Credit Agreement closing date	4,650
50% of Net Income from fourth quarter 2000 through 2002*	66
Proceeds of capital stock or equity interest from fourth quarter 2000 through 2002	1,077
The Timber Company Net Worth	(329)

Required Net Worth	5,464

Adjusted Net Worth surplus	$327

*	Does not include quarters with net losses.

On November 19, 2002, the Corporation amended its minimum net worth covenant in its Multi-Year Revolving Credit Facility and a similar covenant in other borrowing agreements to include the $580 million (net of taxes) minimum pension liability adjustment described in Note 12 in the adjusted net worth calculation.

Continued compliance with these restrictive covenants is dependent on the Corporation substantially achieving its 2003 forecast, which is dependent on a number of factors, many of which are outside of the Corporation’s control. Management believes its forecast is reasonable and that the Corporation will remain in compliance with such covenants. Should events occur that result in noncompliance, management believes that remedies acceptable to its lenders are available.

Secured Borrowings and Short-Term Notes

These borrowings are classified as current liabilities, although all or a portion may be refinanced on a long-term basis in 2003.

Other

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale of these assets to Domtar in 2001 (see Note 3) required the Corporation to repurchase these assets from the lessor. Accordingly, the lessor and the Corporation agreed to a deferred payment arrangement essentially under the same terms as the original lease obligation. The Corporation agreed to maintain the original deposit under its existing terms and create a second deposit. The sum of these deposits (approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and the Corporation intends to set these items off as they come due. Accordingly, the Corporation has recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities”.

In 1999, the Corporation entered into a financing arrangement (“NZ financing arrangement”) to enhance the return of the deposit made in connection with the sale-leaseback transaction discussed above by issuing NZ$724 million of 5.74% Debentures Due April 5, 2005 that were legally defeased with deposits of an equal amount. Because they were legally defeased, generally accepted accounting principles do not require the debentures and related deposits to be reflected on the Corporation’s consolidated balance sheets. Accordingly, the Corporation has not reflected the debentures or the related deposits on the accompanying consolidated balance sheets. The Corporation’s proposed separation of its consumer products and packaging business and its building products business necessitated a termination of the NZ financing arrangement. Because the termination process had commenced before the proposed separation was indefinitely suspended, the entire NZ financing arrangement was terminated in December 2002.

In conjunction with the pre-2000 sales of timberlands formerly located in California and Maine, the Corporation received notes from the purchasers totaling $718 million. The notes received from the California sale were monetized through the issuance of notes payable and commercial paper secured by the notes, and the notes received from the Maine sale (the “Maine Notes”) were monetized through the issuance of notes payable in a private placement with the proceeds from such monetizations being used to repay debt. Proceeds from the notes received from the purchasers are being used to fund payments required for the notes payable. The notes receivable are classified as “Other assets” and the notes payable are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets. The Maine Notes were issued by G-P Maine, Inc., an indirect wholly owned subsidiary of the Corporation, and its assets will be available first and foremost to satisfy the claims of its creditors.

As of December 28, 2002, the Corporation had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

NOTE 8.    SENIOR DEFERRABLE NOTES

The Corporation issued 17,250,000 of 7.5% PEPS Units for $862.5 million in July 1999. Each PEPS Unit consisted of a purchase contract that obligated the holder to purchase shares of Georgia-Pacific common stock for $50 per share on or prior to August 16, 2002 and a senior deferrable note of the Corporation due August 16, 2004. The terms of the PEPS Unit offering included a remarketing of the notes on August 16, 2002. On August 7, 2002, due to market conditions and other factors, the Corporation announced that the senior deferrable notes would not be remarketed. On August 16, 2002, the Corporation redeemed 17,248,268 PEPS Units and issued 18,205,543 shares of Georgia-Pacific common stock for the established price of $47.375 per share, valued at $862.5 million. The remaining 1,732 PEPS Units were settled with the holders receiving $86,600 of Global Senior Deferrable Notes. Prior to the redemption of the PEPS Units, the liability related to the PEPS Units was classified as “Senior deferrable notes” on the accompanying consolidated balance sheets.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Corporation’s financial instruments are as follows:

	December 28, 2002		December 29, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In millions
Assets
Payment-in-kind notes receivable (Note 3)	$105	$105	$–	$–
Lease receivable (Notes 3 and 7)	155	155	–	–
Notes receivable from sale of timberlands	676	689	674	755
Investments in marketable securities	88	88	82	82
Liabilities
Secured borrowings, credit facilities and short-term notes (Note 7)	3,807	3,807	4,219	4,219
Notes and debentures (Note 7)	6,216	5,612	6,682	6,679
Euro denominated bonds (Note 7)	313	314	266	257
Revenue bonds (Note 7)	865	781	869	833
Capital leases (Note 7)	287	315	126	148
European debt (Note 7)	88	88	137	137
Other loans (Note 7)	12	11	8	8
Notes payable from monetizations of notes receivable	659	660	659	746
Senior deferrable notes (Note 8)	–	–	863	889
Other Financial Instruments
Interest rate exchange agreements (rate collar)	4	4	2	2
Interest rate exchange agreements (floating to fixed)	(9)	(9)	(51)	(51)

Payment-in-Kind Notes Receivable

The fair value of the payment-in-kind notes receivable was determined by obtaining quotes from brokers for these and similar instruments.

Lease Receivable

The fair value of the lease receivable was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

Secured Borrowings, Credit Facilities and Short-Term Notes

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 28, 2002, the Corporation had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.8% to fixed rate obligations with an average effective interest rate of approximately 5.9%. Interest rate exchange agreements with a notional amount of $1.7 billion matured during 2002. During 2002 and 2001, interest rate exchange agreements increased interest expense by $41 million and $29 million, respectively. The agreements had a weighted-average maturity of approximately eight months at December 28, 2002.

At December 28, 2002, the Corporation also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on such obligations of 5.5%. The Corporation’s interest expense is unaffected by this agreement when the market interest rate falls within this range. There was an immaterial effect on the Corporation’s interest expense for 2002 and 2001 related to these agreements. The agreements had a weighted-average maturity of approximately three years at December 28, 2002.

The estimated fair value of the Corporation’s interest rate exchange agreements at both December 28, 2002 and December 29, 2001 was comprised of a $9 million liability and a $51 million liability, respectively. The liability balance represents the estimated amount the Corporation could have paid upon termination of the agreements. The fair value at December 28, 2002 and December 29, 2001 was estimated by calculating the

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

The Corporation may be exposed to losses in the event of nonperformance of counterparties but does not anticipate such nonperformance.

NOTE 10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective December 31, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, the Corporation recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and an $2 million transition adjustment (net of taxes of $1 million) in other comprehensive loss. On the date a derivative contract is entered into, the Corporation designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. The Corporation engages primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in other comprehensive (loss) income. The Corporation also participates in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of certain European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in fair value of the hedge in the net investment of certain European operations are recorded in other comprehensive (loss) income.

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

Cash Flow Hedges:    The Corporation uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $300 million and $1,830 million at December 28, 2002 and December 29, 2001. The fair market value of such contracts was a liability of $8.5 million and $46 million at December 28, 2002 and December 29, 2001.

With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive loss. As of December 28, 2002, approximately $8.5 million of deferred losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next twelve months. These losses are primarily related to the floating-to-fixed interest rate swap agreements and are due to the significant decrease in interest rates during the contract terms.

Hedge of the net investment in a foreign operation:    At December 28, 2002 and December 29, 2001, the Corporation had outstanding approximately $294 million (net of discount) and $238 million (net of discount), respectively, of Euro-denominated bonds which were designated as a hedge against its net investment in Europe. As a result, approximately $44 million of currency losses have been included in translation adjustments during 2002.

Non-designated/ineffective derivative instruments:    The Corporation has two foreign currency interest rate swap agreements that were assumed in the acquisition of Fort James. These agreements do not qualify for hedge

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting. Included in the 2001 cumulative effect of accounting change is a pre-tax loss of $1 million relating to the fair value of these agreements. The fair value of these agreements at December 28, 2002 was a liability of less than $1 million. The Corporation also had three interest rate swaps that, during the third quarter of 2001, were no longer highly effective in offsetting changes in cash flows of the borrowings hedged. These instruments matured during the fourth quarter of 2002. At December 29, 2001, the fair market value of these three instruments was approximately $5 million.

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

NOTE 11.    INCOME TAXES

Following is a summary of (loss) income from continuing operations before income taxes for United States and foreign operations:

	Fiscal Year Ended
	2002	2001	2000
In millions
United States	$(655)	$(452)	$465
Foreign	147	157	88

(Loss) income from continuing operations before income taxes	$(508)	$(295)	$553

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	2002	2001	2000
In millions
Current income taxes:
Federal	$(329)	$252	$153
State	(6)	25	3
Foreign	41	36	18
Deferred income taxes:
Federal	(19)	(121)	35
State	(9)	(19)	–
Foreign	4	8	1

(Benefit) provision for income taxes	$(318)	$181	$210

Income taxes paid, net of refunds	$51	$246	$425

Income taxes paid during 2002 are net of approximately $15 million in state income tax refunds and $113 million in federal income tax refunds. Income taxes paid during 2001 are net of approximately $3 million in state income tax refunds, $98 million in federal income tax refunds, and $3 million in foreign income tax refunds. Income taxes paid during 2000 are net of approximately $8 million in state income tax refunds. No provision for income taxes has been made for $811 million of undistributed earnings of certain of the Corporation’s foreign subsidiaries and affiliates which have been indefinitely reinvested. It is not practicable to determine the amount of United States income tax which would be payable if such undistributed foreign earnings were repatriated because any United States taxes payable on such repatriation would be offset, in part, by foreign tax credits.

The Internal Revenue Service is currently conducting audits of various federal income tax returns for the years 1997 through 2000. All related payments for completed federal income tax audits have been made.

The federal statutory income tax rate was 35%. The provision for income taxes is reconciled to the federal statutory amounts as follows:

	Fiscal Year Ended
	2002	2001	2000
In millions
(Benefit) provision for income taxes computed at the federal statutory tax rate	$(178)	$(103)	$194
State income taxes, net of federal benefit	(10)	(8)	10
Foreign income taxes, net of federal benefit	(12)	(15)	–
Tax benefit on the sale of 60% interest in Unisource	(158)	–	–
Write off and amortization of nondeductible goodwill	39	304	33
Foreign sales corporation	(5)	(5)	(19)
Other	6	8	(8)

Provision for income taxes	$(318)	$181	$210

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax liabilities are as follows:

	December 28, 2002	December 29, 2001
In millions
Deferred income tax assets:
Compensation related accruals	$822	$504
Other accruals and reserves	399	367
Other	133	48

	1,354	919
Valuation allowance	–	–

	1,354	919

Deferred income tax liabilities:
Property, plant and equipment	(2,085)	(2,034)
Timber and timberlands	(198)	(203)
Other	(478)	(427)

	(2,761)	(2,664)

Deferred income tax liabilities, net	$(1,407)	$(1,745)

Included on the balance sheets:
Deferred income tax assets*	$35	$101
Deferred income tax liabilities**	(1,442)	(1,846)

Deferred income tax liabilities, net	$(1,407)	$(1,745)

*	Net of current liabilities of $100 million at December 28, 2002 and $75 million at December 29, 2001.
**	Net of long-term assets of $1,219 million at December 28, 2002 and $743 million at December 29, 2001.

NOTE 12.    RETIREMENT PLANS

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

Plan assets consist principally of common stocks (51%), bonds (16%), mortgage securities (6%), interests in limited partnerships (22%) and cash equivalents (5%). At December 28, 2002 and December 29, 2001, $38 million and $476 million, respectively, of non-current prepaid pension cost was included in “Other assets” on the accompanying balance sheets. Accrued pension liability of $907 million and $272 million at December 28, 2002 and December 29, 2001, respectively, was included in “Other long-term liabilities” on the accompanying balance sheets.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the provisions of SFAS No. 87, additional liabilities of $1,153 million and $181 million were recorded as of December 28, 2002 and December 29, 2001, respectively, in order to recognize the required minimum liability. Intangible assets of $139 million and $108 million and pretax charges to accumulated other comprehensive income of $941 million ($580 million after tax) and $75 million ($43 million after tax) were recorded as of December 28, 2002 and December 29, 2001, respectively.

In connection with the 2002 sale of the majority of its paper distribution assets to Bain Capital, transfers of projected benefit obligations and plan assets of $43 million and $32 million, respectively, are reflected under “Acquisitions/Divestitures” in the tables below

The following tables set forth the change in projected benefit obligation and the change in plan assets for the solely administered plans:

	December 28, 2002	December 29, 2001
In millions
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$3,866	$3,704
Service cost	180	163
Interest cost	268	270
Acquisitions/Divestitures	(43)	2
Curtailments	29	(2)
Participant contributions	4	3
Plan amendments	48	9
Actuarial (gains) losses	39	(21)
Foreign currency exchange rate changes	30	(6)
Benefits paid	(304)	(256)

Projected benefit obligation at end of year	$4,117	$3,866

Change in plan assets:
Fair value of assets at beginning of year	$3,711	$4,508
Actual return on plan assets	(306)	(546)
Acquisitions/Divestitures	(32)	(5)
Participant contributions	4	3
Employer contributions	42	13
Foreign currency exchange rate changes	28	(6)
Benefits paid	(304)	(256)

Fair value of assets at end of year	$3,143	$3,711

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status and the amounts recognized on the accompanying balance sheets for the solely administered plans are set forth in the following table:

	December 28, 2002	December 29, 2001
In millions
Under funded status	$(974)	$(155)
Employer contributions	7	2
Unrecognized actuarial loss	1,134	469
Unrecognized prior service cost	117	69

Net prepaid benefit cost	$284	$385

Amounts recognized on the balance sheets consist of:
Prepaid pension cost	$38	$476
Accrued pension liability	(907)	(272)
Intangible asset	139	108
Accumulated other comprehensive income	1,014	73

Net amount recognized	$284	$385

As a result of negative investment returns experienced in 2002 on its pensions assets and the reduction in the discount rate used to determine projected benefit obligations for its pension plans, projected benefit obligation exceeded the fair value of plan assets for the majority of the Corporation’s pension plans as of December 28, 2002.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $4,025 million, $3,960 million and $3,046 million, respectively, as of December 28, 2002 and $2,980 million, $2,954 million and $2,687 million, respectively, as of December 29, 2001.

Net periodic pension cost for the Corporation’s pension plans included the following:

	Fiscal Year Ended
	2002	2001	2000
In millions
Service cost of benefits earned	$180	$163	$121
Interest cost on projected benefit obligation	268	270	160
Expected return on plan assets	(348)	(414)	(262)
Amortization of (gains) losses	15	(19)	(33)
Curtailment/Settlement losses	22	–	–
Amortization of prior service cost	10	9	9
Accrued settlement loss	19	–	–
Contributions to multiemployer pension plans	10	8	4

Net periodic pension cost (income)	$176	$17	$(1)

In connection with the sale of a 60% controlling interest in Unisource (see Note 3), the Corporation recognized a curtailment loss of approximately $19 million and an accrued pension settlement loss of approximately $19 million, which have been included as components of the loss on sale of Unisource, included in Other losses, net in the accompanying statement of operations.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Corporation based the discount rate used to determine the projected benefit obligation for its United States and Canadian Plans on the Moody’s Investor Service Aa bond yield as of October 31, 2002 (“the measurement date”). The following assumptions were used for United States and Canadian pension plans:

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Discount rate used to determine the projected benefit obligation	6.5%	7.0%	7.5%
Average rate of increase in future compensation levels used to determine the projected benefit obligation	4.5%	5.7%	5.6%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	8.5%	9.5%	9.5%

The following assumptions were used for the European pension plans:

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Discount rate used to determine the projected benefit obligation	5.50%	5.50%	6.00%
Rate of increase in future compensation levels used to determine the projected benefit obligation	4.25%	4.00%	4.25%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	6.75%	7.00%	7.25%

On April 14, 1997, a class action lawsuit alleging claims under the Employee Retirement Income Security Act of 1974 (“ERISA”) was filed against the Corporation and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (the “Plan”) (together, the “Defendants”) in the United States District Court for the Northern District of Georgia, seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement from the Corporation (the “Plaintiff class”), together with interest, attorney’s fees and costs. After the District Court granted the Defendants’ motion for summary judgment in March 1999, the Unites States Court of Appeals for the Eleventh Circuit reversed the District Court’s ruling in August 2000 and remanded the case for further proceedings, holding that the terms of the Plan required a calculation of lump-sum benefits that could result in additional payments to members of the class. In September 2000, the Defendants filed a petition for rehearing and rehearing en banc with the Eleventh Circuit, which was denied. The Defendants also filed a petition for certiori to the United States Supreme Court in January 2001, which was denied. In March 2002, the District Court issued an Order granting in part and denying in part the summary judgment motions of both the Plaintiff class and the Defendants. In addition, the Order remanded some issues to the Plan administrator for interpretation and specified that the parties must file another proposed order implementing these rulings within a certain time period.

The Corporation has determined that, in all likelihood, damages will be awarded to the Plaintiff class which will require the Plan to make additional payments to members of the class and may in turn affect the Corporation’s net periodic pension cost and obligation to fund the Plan over time. The Corporation’s best estimate of the potential obligation for its damages was considered in its pension accounting. In November 2002, the Defendants reached a settlement in principle with the Plaintiff class, which settlement should not result in a material impact on the Corporation’s funding obligation or results of operations. However, early in the first quarter of 2003, the settlement negotiations were terminated. Notwithstanding terminations of the negotiations, the Plaintiff class filed a motion seeking a ruling that an enforceable agreement was reached. The District Court ordered the parties to make a request for a discovery period on the issues related to the enforceability of the proposed settlement in principle, or, in the Defendant’s case, to file a response to the Plaintiffs’ motion to enforce. Defendants requested a discovery period, and Defendants intend at this time to respond timely to the motion to enforce.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

The Corporation sponsors several defined contribution plans to provide eligible employees with additional income upon retirement. The Corporation’s contributions to the plans are based on employee contributions and compensation. The Corporation’s contributions totaled $83 million in 2002, $89 million in 2001 and $65 million in 2000. The reduction in the Corporation’s contributions is primarily due to the sale of the majority of its paper distribution assets to Bain Capital in November 2002.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the change in accumulated postretirement benefit obligation and the amounts recognized on the accompanying balance sheets:

	December 28, 2002	December 29, 2001
In millions
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$807	$868
Service cost	11	8
Interest cost	50	52
Acquisitions	–	1
Curtailments	(20)	(7)
Plan amendments	17	(109)
Actuarial (gains) losses	(21)	29
Change in assumptions	31	34
Benefits paid	(69)	(69)

Accumulated postretirement benefit obligation at end of year	$806	$807

Funded status (under)	$(806)	$(807)
Unrecognized actuarial (gains) losses	3	(6)
Unrecognized prior service credit	(64)	(63)

Net accrued benefit cost	$(867)	$(876)

Net periodic postretirement benefit cost included the following components:

	Fiscal Year Ended
	2002	2001	2000
In millions
Service cost of benefits earned	$11	$8	$9
Interest cost on accumulated postretirement benefit obligation	50	52	32
Amortization of prior service credit	(8)	(10)	–
Amortization of gains	–	–	(1)

Net periodic postretirement benefit cost	$53	$50	$40

In connection with the sale of the majority of its paper distribution assets to Bain Capital, the Corporation recognized a curtailment loss of approximately $9 million and a settlement gain of approximately $2 million, which were reflected in the pretax loss on the sale. In connection with the 2001 sale of a portion of its paper and pulp assets to Domtar Inc. (see Note 3), the Corporation recognized a curtailment gain of approximately $31 million which was reflected in the pretax loss on the sale.

For measuring the expected accumulated postretirement benefit obligation, annual rates of increase in per capita claims cost for its pre-age 65 and age 65 and older claims were assumed to be 9.0% and 10.0%, respectively, for 2002, 10.5% and 11.5%, respectively, for 2001 and 7.5% and 10%, respectively, for 2000. For 2002 and 2001, the rates were assumed to decrease gradually to 5.0% in 2007 and 5.5% in 2006, respectively, and remain at that level thereafter.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.0% at December 28, 2002, 6.5% at December 29, 2001 and 7.0% at December 30, 2000.

If the annual health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation would have increased by 8% as of December 28, 2002 and December 29, 2001, and 10% as of December 30, 2000. The effect of this change on the aggregate of service and interest costs would be an increase of 9% for 2002 and 2001, and 12% for 2000.

If the annual health care cost trend rate were decreased by 1%, the accumulated postretirement benefit obligation would have decreased by 7% as of December 28, 2002 and December 29, 2001, and 8% as of December 30, 2000. The effect of this change on the aggregate of service and interest costs would be a decrease of 9% for 2002, 8% for 2001 and 10% for 2000.

NOTE 13.    COMMON AND PREFERRED STOCK

The Corporation’s authorized capital stock consists of (i) 10 million shares of Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued at December 28, 2002 and December 29, 2001, and (ii) 400 million shares of Georgia-Pacific common stock of which 250,238,000 shares and 230,095,000 shares were issued at December 28, 2002 and December 29, 2001, respectively. In addition, the Corporation’s authorized capital stock consists of 250 million shares of The Timber Company Common Stock. As a result of the merger of The Timber Company with Plum Creek Timber Company in 2001, the Corporation redeemed all of the outstanding shares of common stock of The Timber Company. Accordingly, no shares of The Timber Company Common Stock were issued at December 28, 2002 and December 29, 2001.

At December 28, 2002, the following authorized shares of common stock were reserved for issue:

2002 Outside Director Stock Option Plan	250,000
2000 Fort James conversions	6,636,409
2000 Employee Stock Purchase Plan	5,792,666
1999 Unisource conversions	259,061
1999 Wisconsin Tissue conversions	22,344
1997 Long-Term Incentive Plan	15,177,129
1995 Outside Directors Stock Plan	262,403
1995 Shareholder Value Incentive Plan	4,331,503

Common stock reserved	32,731,515

2002 Outside Director Stock Option Plan

The Corporation reserved 250,000 shares of Georgia-Pacific common stock for issuance under the 2002 Outside Director Stock Option Plan. This Plan provides for the issuance of non-qualified stock options to nonemployee directors of the Corporation. On February 1, 2002, each nonemployee director was granted 4,000 stock options at an exercise price of $24.80 per share. These option grants vest ratably over a three-year period and will expire and cease to be exercisable ten years after the date of grant.

1997 Long-Term Incentive Plan

The Corporation reserved 16,000,000 shares of Georgia-Pacific Group stock for issuance under the 1997 Long-Term Incentive Plan (the “Georgia-Pacific Group Plan”). The Georgia-Pacific Group Plan authorizes grants of stock options, restricted stock and performance awards.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted under the plan have a 10-year term and vest ratably over a three-year period.

Performance rights granted under the Plan provide for the issuance of common stock upon achievement of a relative total shareholder return (“TSR”), as defined, during a three-year performance period. The performance rights provide for issuance of up to 200% of a specified target number of shares, depending upon the achieved TSR. Shares issued pursuant to the award have vesting requirements following the performance period of up to five years. At the time performance shares are awarded, the average of the high and low market value of the stock is added to common stock and additional paid-in capital and is deducted from shareholders’ equity (long-term incentive plan deferred compensation). The long-term incentive plan deferred compensation of $3.8 million, $1.1 million and $0.5 million at the aforementioned respective award dates is being amortized over the vesting (restriction) period.

Performance shares of 92,000, 37,536, and 20,124 were granted in 2000, 2001 and 2002, respectively. The Corporation granted performance rights with a target of 157,000 shares, 591,000 shares and 837,350 shares in 2000, 2001 and 2002, respectively. No amounts have been reflected as compensation expense related to these grants because, based on current conditions, achievement of performance criteria is not considered probable.

Employee Stock Purchase Plan

The Corporation reserved 9,000,000 shares of Georgia-Pacific Group stock under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offers employees the right to subscribe for shares of the Georgia-Pacific Group at a subscription price equal to 90% of the lower of the average price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period began on July 1, 2000 and ended on June 30, 2001. The Corporation issued 1,511,298 shares of Georgia-Pacific Group stock at a purchase price of $24.10 for the initial one-year period. The 2000 Purchase Plan was extended, and the next purchase period began on July 1, 2001 and ended on June 30, 2002. The Corporation issued 1,696,036 shares of Georgia-Pacific Group stock at a purchase price of $22.11 per share. The Purchase Plan was extended, and the next purchase period began on December 12, 2002 and ends on December 11, 2003. An employee may terminate his or her subscription at any time before he or she pays the full price of the shares subscribed and will receive in cash the full amount withheld, without interest.

1995 Outside Directors Stock Plan

The Corporation reserved 400,000 shares of Georgia-Pacific Group stock for issuance under the 1995 Outside Directors Stock Plan (the “Directors Plan”), which provides for the issuance of shares of common stock to nonemployee directors of the Corporation on a restricted basis. Each nonemployee director was issued 1,304 restricted shares, 625 restricted shares and 647 restricted shares of Georgia-Pacific Group stock in 2002, 2001 and 2000, respectively.

In 2001, as a result of The Timber Company spin-off and merger with Plum Creek, 33,212 restricted shares of The Timber Company were exchanged or canceled and 40,183 restricted shares of Georgia-Pacific were issued.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unisource Conversions

In connection with the acquisition of Unisource, the Corporation converted certain stock options awarded under a former Unisource stock option plan (“Unisource stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Unisource stock options was preserved and the ratio of the exercise price per Unisource stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Unisource stock options to purchase 2,633,459 shares had original grant dates ranging from November 10, 1994 through May 19, 1999 with a 10-year term, and vest ratably over three-year and five-year periods. These Unisource stock options were converted into options to purchase 629,648 shares of Georgia-Pacific Group stock at prices ranging from $31.88 to $91.58 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The value of these options at the acquisition date was $9.4 million and was included as part of the purchase price paid for Unisource.

Wisconsin Tissue Conversions

In connection with the formation of Georgia-Pacific Tissue, the Corporation converted certain outstanding stock options awarded under a Chesapeake stock option plan (“Chesapeake stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Chesapeake stock options was preserved and the ratio of the exercise price per Chesapeake stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Chesapeake stock options to purchase 172,250 shares had original grant dates ranging from August 11, 1997 through April 16, 1999, with a vesting period of three years and a 10-year term.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Term Appreciation Plan

The Long-Term Appreciation Plan (the “LTAP”) provides for the granting of stock appreciation rights (“SARs”) to key employees of the Corporation. Benefits paid under this plan will be made in cash, not common stock. The Corporation issued 2.37 and 2.35 million SARs under the LTAP in 2002 and 2001 with an exercise price of $24.44 and $29.47, respectively. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. Compensation expense recorded in 2002 and 2001 related to these SARs was deminimus.

Additional information relating to the Corporation’s existing employee stock options is as follows:

	Year Ended December 28, 2002
	Shares	Weighted Average Exercise Price
Options outstanding at December 29, 2001	20,151,717	$29.05
Options granted/converted	3,097,617	24.54
Options exercised/surrendered	(200,788)	21.32
Options canceled	(842,651)	37.68

Options outstanding at December 28, 2002	22,205,895 †	28.41
Options available for grant at December 28, 2002	4,354,903

Total reserved shares	26,560,798

Options exercisable at December 28, 2002	17,493,917	28.54
Option prices per share:
Granted/converted	$24-$27
Exercised/surrendered	$9-$29
Canceled	$10-$92

†	Options outstanding by exercise price:

	Outstanding			Exercisable
	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$9.59-$14.20	133,240	1.2	$10.60	133,240	$10.60
$14.43-$20.11	1,443,728	2.8	$17.48	1,443,728	$17.48
$22.03-$32.17	18,416,978	4.8	$27.66	14,306,719	$28.15
$35.99-$50.36	2,075,671	5.0	$41.37	1,473,952	$41.32
$59.44-$91.58	136,278	3.7	$66.17	136,278	$66.17

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 29,
	2001		2001
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	22,522,345	$28.53	4,909,699	$22.46
Options granted/converted	2,027,800	29.47	(2,806,737)	22.71
Options exercised/surrendered	(3,503,152)	23.71	(2,086,679)	22.13
Options canceled	(895,276)	40.84	(16,283)	21.85

Options outstanding at December 29, 2001	20,151,717 †	29.05	–	–
Options available for grant at December 29, 2001	6,885,449		–

Total reserved shares	27,037,166		–

Options exercisable at December 29, 2001	18,449,373	24.71	–	–
Option prices per share:
Granted/converted	$29		$21-$25
Exercised/surrendered	$9-$33		$21-$25
Canceled	$9-$92		$21-$25

	Year Ended December 30,
	2000		2000
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	10,788,269	$29.97	4,967,650	$22.33
Options granted/converted	12,740,475	27.39	624,250	22.50
Options exercised/surrendered	(561,407)	22.15	(659,601)	21.56
Options canceled	(444,992)	39.70	(22,600)	22.17

Options outstanding at December 30, 2000	22,522,345	28.53	4,909,699	22.46
Options available for grant at December 30, 2000	7,738,885		2,164,200

Total reserved shares	30,261,230		7,073,899

Options exercisable at December 30, 2000	17,650,283	26.35	4,052,772	22.30
Option prices per share:
Granted/converted	$9-$42		$23
Exercised/surrendered	$9-$50		$21-$25
Canceled	$26-$92		$21-$25

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

Capital Stock

The Corporation does not hold any Georgia-Pacific Group stock in Treasury as of December 28, 2002 and December 29, 2001.

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

At the end of November 2000, the Corporation acquired Fort James (as described above and in Note 3) and issued 21.5 million shares of Georgia-Pacific treasury stock and 32.2 million newly issued shares of Georgia-Pacific stock as part of that transaction. During 2001, the Corporation issued an additional 190,000 shares of Georgia-Pacific Stock as part of this transaction.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The Corporation’s accumulated other comprehensive loss includes the following:

	Foreign Currency Items	Derivative Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
In millions
December 30, 2000	$(14)	$–	$(2)	$(16)
Activity, net of taxes	(29)	(30)	(43)	(102)

December 29, 2001	(43)	(30)	(45)	(118)
Activity, net of taxes	154	25	(580)	(401)

December 28, 2002	$111	$(5)	$(625)	$(519)

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Total rental expense was approximately $183.0 million, $206.7 million and $167.2 million in 2002, 2001 and 2000, respectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 28, 2002, total commitments of the Corporation under long-term, noncancelable contracts and operating leases, were as follows:

	Noncancelable Contracts	Operating Leases
In millions
2003	$165	$122
2004	130	113
2005	107	102
2006	86	89
2007	76	74
After 2007	138	66

Total	$702	$566

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

The Corporation is involved in environmental remediation activities at approximately 172 sites, both owned by the Corporation and owned by others, where it has been notified that it is or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which it is involved, the Corporation estimates that approximately 36% are being investigated, approximately 20% are being remediated and approximately 44% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to the Corporation for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine the Corporation’s share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating the Corporation’s liabilities. The Corporation has established reserves for environmental remediation costs for these sites that it believes are probable and reasonably able to be estimated. To the extent that the Corporation is aware of unasserted claims, considers them probable, and can estimate their potential costs, the Corporation includes appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, the Corporation believes it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $127 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Corporation among the range of reasonably possible outcomes were used. In estimating both its current reserve for environmental remediation and the possible range of additional costs, the Corporation has not assumed it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the activity in the Corporation’s environmental liability account for the last three years.

	2002	2001	2000
In millions
Beginning balance	$318	$121	$57
Expense charged to earnings:
Related to previously existing matters	14	2	29
Related to new matters	–	15	2
Amounts related to acquisitions/(divestitures):
Amounts assumed by others in divestitures	–	–	–
Original purchase price allocations	–	–	49
Changes in purchase price allocations	–	207	–
Payments	(26)	(27)	(16)

Ending balance	$306	$318	$121

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Corporation has spent approximately $30.9 million on the Kalamazoo River Superfund Site through December 28, 2002 broken down as follows:

Site	(in millions)
River	$17.2
King Highway	9.0
A Site	1.7
Willow Blvd.	3.0

$30.9

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

In October 2001, the Wisconsin Department of Natural Resources (“WDNR”) and the United States EPA released for public comment a draft RI/FS and proposed remedial action plan (“PRAP”) for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. The Corporation provided comments on this plan to the relevant agencies in January 2002. Those comments questioned the WDNR’s assumed costs for dredging, as information from other remediation dredging projects indicated costs per cubic yard of material dredged were significantly higher than those used by WDNR. The Corporation and other PRPs also questioned the need to dredge the amount of sediment called for by the proposed remedy. The

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation believes that other alternatives involving substantially less dredging would meet the risk reduction goals of WDNR. The final cleanup alternative to be selected and implemented, the costs of the alternative, and the Corporation’s share of such costs, are unknown at this time.

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

The Corporation’s reserves for the Fox River site are based on the assumptions that the volume of sediment to be dredged will be less than the amount discussed in the PRAP, that the cost per cubic yard of sediment removed will be several times higher, as well as the Corporation’s estimate of its ultimate share of such liability. Given currently available information and its previous experience with respect to the clean up of hazardous substances, the Corporation believes its current reserves for this site are adequate. The WDNR is expected to issue a Record of Decision (“ROD”) in 2003 for the portion of the Fox River Site into which the Fort James mill discharged wastewater. Depending on the conclusions of this ROD about the volume of sediment to be dredged and the permitted use of other remedies at this portion of the river, it is reasonably possible that the Corporation’s share of the remediation costs associated with this site may not require utilization of all such reserves, or may exceed such reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $20 million.

The Corporation has spent approximately $35.6 million from 1995 to December 28, 2002 on the Fox River site, some of which was spent by Fort James prior to its acquisition by the Corporation.

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

In 1999 the Corporation and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc., contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue’s status as a PRP, and indemnified the Corporation and the joint venture against these liabilities. In 2001, the Corporation (having acquired all of Chesapeake’s interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) (“SCA”) and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which the Corporation acquired Chesapeake’s interest in the joint venture, Chesapeake specifically agreed that the Corporation would retain Chesapeake’s prior indemnification for such liabilities.

Whatcom Waterway Superfund Site

The Whatcom Waterway is a Federal channel located adjacent to the Corporation’s pulp and paper mill in Bellingham, Washington. The State declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Department of Ecology named the Corporation as a Potentially Liable Party (“PLP”) in the case. The State is presently preparing to name other PLPs in the case.

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

The Corporation has spent approximately $3.3 million through December 28, 2002 on the Whatcom Waterway site, all of which was charged to earnings.

Other

The Corporation is in discussion with the State of Mississippi (Department of Environmental Quality) concerning alleged Prevention of Significant Deterioration (PSD) violations under the Clean Air Act. The Corporation believes it has strong arguments that it did not violate PSD but a penalty may be assessed in excess of $100,000. We are unable at this time to be more specific in the amount of the penalty but the final amount will not result in a material impact on the Corporation.

ASBESTOS MATTERS

The Corporation and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. The Corporation’s asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and the Corporation’s gypsum business that contained small amounts of asbestos fiber. The Corporation acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

These suits allege a variety of lung and other diseases based on alleged exposure to the Corporation’s products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to the Corporation’s products. Virtually all asbestos suits involve multiple defendants and seek money damages. The Corporation is unable to provide any meaningful disclosure about the total amount of such damages, for the following reasons: First, the Corporation does not track this data in any form since it does not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing its exposure to asbestos liabilities. Second, the Corporation estimates that less than 15% of the approximately 68,800 claims currently pending against it contain any specific demand for damages, as opposed to a general demand for such damages as the plaintiff may prove at trial, or a demand which is stated as being in excess of the minimum jurisdictional limit of a particular court. Third, even those complaints which do contain a specific damage demand nearly always involve multiple defendants (anywhere from 30 to over 100), most of which never manufactured joint systems products. The Corporation is not aware of any complaint which states a specific demand for money damages solely from the Corporation. Finally, even for claims which allege specific damages, plaintiffs’ lawyers often allege the same amount of damages regardless of the specific disease a plaintiff may have. In addition, in many such cases no specific disease is alleged, and thus the damages alleged are meaningless because the ultimate settlement value of any claim is significantly influenced by the actual disease the plaintiff is able to prove.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the approximate number of the Corporation’s asbestos claims during the past three fiscal years:

	Fiscal Year Ended
	2002	2001	2000
Claims Filed[1]	41,700	39,700	55,600
Claims Resolved[2]	35,100	30,900	46,000
Claims Unresolved at End of Period	68,800	62,200	53,400

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by the Corporation and each such claim represents a plaintiff who is pursuing an asbestos claim against the Corporation.

[2]	Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, a wholly owned subsidiary of the Corporation, currently is defending approximately 600 asbestos premises liability claims.

From the commencement of this litigation through December 28, 2002, the Corporation either had settled, had dismissed or was in the process of settling a total of approximately 269,700 asbestos claims. For this same period the Corporation’s asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $440 million. The Corporation generally settles asbestos claims for amounts it considers reasonable given the facts and circumstances of each claim.

In the Fall of 2001, the Corporation retained National Economic Research Associates (NERA) and Peterson Consulting, nationally recognized consultants in asbestos liability and insurance, to work with it to project the amount, net of insurance, that it would pay for its asbestos-related liabilities and defense costs through 2011. Based on the analysis of NERA and Peterson Consulting, at the end of 2001 the Corporation established reserves for the probable and reasonably estimable asbestos liabilities and defense costs it believed it would pay through 2011, and established receivables for insurance recoveries that were deemed probable. In the fourth quarter of 2001, the Corporation recorded a pre-tax charge to earnings of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, it expected to pay through 2011.

NERA’s estimate was based on historical data supplied by the Corporation and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of such diseases occurred prior to 2002. It expected, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases would drop beginning in 2001. It also cited annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma began to decline in the mid-1990s. NERA expected these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA’s view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, would result in the number of claims filed against the Corporation for asbestos-related injuries beginning to decline in 2002. While the number of new claims filed against the Corporation in 2002 was slightly higher than in 2001, the Corporation is of the view that the number of new claims filed against it is consistent with NERA’s estimate.

However, during 2002 the Corporation paid, pre-tax and before insurance, approximately $181 million for its asbestos liabilities and defense costs, which was $75 million more than the Corporation expected to pay based on NERA’s estimate. These higher payments were caused by a $10 million judgment which the Corporation paid in one case decided on appeal by the Maryland Supreme Court in 2002, and higher than expected settlements

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid in less than 1% of the total cases it resolved in 2002, all of which involved mesothelioma claims. During 2001, the Corporation paid, pre-tax and before insurance, about $84 million for its asbestos liabilities and defense costs. Because of 2002’s higher asbestos liabilities and defense costs, the Corporation asked NERA to review its original estimate and adjust it as needed. NERA’s revised estimate shows that the Corporation’s total, undiscounted asbestos liabilities, including defense costs, over the ten-year period from 2002 through 2012 will be slightly less than $1.2 billion, before any insurance recoveries and ignoring any possible tax benefits. The principal factor contributing to the increase in NERA’s total estimate is the projected effect of the higher indemnity and defense costs the Corporation experienced in 2002 on its costs in future years. In addition, NERA extended its original estimate through 2012, which accounted for approximately $60 million of the total accrual, before insurance. The Corporation believes that NERA’s projection represents its best estimate of the reasonably estimable asbestos costs it will incur based upon currently available information.

As they did at the end of 2001, Peterson Consulting and the Corporation reviewed the Corporation’s existing insurance policies and agreements, engaged in discussions with counsel to the Corporation, analyzed publicly available information bearing on the creditworthiness of the Corporation’s various insurers, and employed insurance allocation methodologies which the Corporation and Peterson Consulting believed appropriate to ascertain the amount of probable insurance recoveries from the Corporation’s insurers for the accrued asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, liability caps and gaps in the Corporation’s coverage, as well as insolvencies among certain of the Corporation’s insurance carriers. Although the Corporation and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery estimates. Based on this analysis, the Corporation’s total expected insurance recoveries for its projected asbestos liabilities and costs over the period through 2012 will be about $670 million. As a result, in the fourth quarter of 2002 the Corporation recorded an additional pre-tax charge to earnings of $315 million which, when added to amounts remaining from charges recorded in 2001, it believes are sufficient to cover its projected asbestos liabilities and defense costs, net of expected insurance recoveries. The Corporation has recorded the reserves for its asbestos liabilities as “Other current liabilities” and “Other long-term liabilities,” and the related insurance recoveries as “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

The following table summarizes accruals to, and payments from, the Corporation’s reserve for its total asbestos personal injury liabilities, and receipts from its insurance carriers, and additions to its expected insurance receivables, for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	2002	2001	2000
Asbestos Liabilities
Beginning Balance	$836,615	$136,553	$88,022
Accruals[1]	507,000	783,682	106,162
Payments	(181,176)	(83,620)	(57,631)

Ending Balance	$1,162,439	$836,615	$136,553

Insurance Receivable
Beginning Balance	$527,228	$171,943	$105,608
Receipts	(49,528)	(65,668)	(36,280)
Accruals	192,000	420,953	102,615

Ending Balance	$669,700	$527,228	$171,943

[1]	The accrual for 2002 included approximately $60 million as a result of NERA extending its original projection to include 2012.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charge to earnings taken in the fourth quarter of 2002 is due to the increase in the Corporation’s projected asbestos liabilities contained in NERA’s revised estimate, insolvencies of certain insurance companies which wrote a part of the Corporation’s excess layers of product liability insurance, as well as assumptions by the Corporation and Peterson Consulting about the outcome of likely allocation and coverage issues involving such insurance. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA’s estimate. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 25% of such insurance recoveries are from any one company, though several of the insurers are under common control. The Corporation has limited amounts of product liability insurance remaining beyond the amounts recorded for the period through 2012.

The analyses of NERA and Peterson Consulting in both 2001 and 2002 are based on their professional judgment. The more important assumptions in NERA’s projection of the number of claims that will be filed against the Corporation include the population exposed to asbestos-containing products manufactured by the Corporation, the expected occurrence of various diseases in these exposed populations, the rate at which these exposed populations actually file claims, and activities of the asbestos plaintiffs’ bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs’ bar with respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against the Corporation.

Generally, NERA’s projections assume:

•	That the number of new claims to be filed against the Corporation each year through 2012 will decline at a fairly constant rate each year beginning in 2003;

•	That the percentage of claims settled by the Corporation will be about three-quarters of the total number of claims resolved (whether by settlement or dismissal) each year through 2012;

•	That the average estimated per case settlement costs, as adjusted to reflect the higher indemnity costs experienced in 2002, are anticipated to decrease slightly over the period through 2012; and

•	That the total amounts paid by the Corporation in settlements, and in defense and administrative costs, will decline at varying rates over the period through 2012.

Among the more important assumptions made by Peterson in projecting the Corporation’s future insurance recoveries are the resolution of allocation issues among various layers of insurers, the application of particular theories of recovery based on decided cases, and the continuing solvency of various insurance companies.

Given these assumptions, and the uncertainties involved in each of them, the Corporation’s actual asbestos liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Peterson projections, and all of such assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by such projections, may or may not affect the validity of the overall projections. The Corporation intends to monitor its accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and will make adjustments to such accruals as required by generally accepted accounting principles.

For all of these reasons, there can be no assurance that the Corporation’s currently accrued asbestos liabilities will be accurate, that its accrued insurance recoveries will be realized, or that the Corporation will not

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be required in the future to incur additional charges relating thereto. Given these uncertainties, the Corporation believes that it is reasonably possible that it will incur asbestos liabilities for the period through 2012 and beyond in amounts in excess of the NERA estimate, but cannot estimate such excess amount at this time. The Corporation believes that it is reasonably possible that such excess liabilities could be material to its operating results in any given quarter or year but, based on the information available to it at present, does not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on its long-term results of operations, liquidity or consolidated financial position.

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

In March 2001, CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of such assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. In October 2002, Fort James filed a suit in Chancery Court in Delaware seeking a declaration that CV had released Fort James from all of the claims asserted in the fraudulent conveyance litigation in connection with a settlement in 1998 of certain issues that arose in connection with the spin off. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously.

Although the ultimate outcome of these and other environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of such environmental matters and legal proceedings could be material to operating results in any given quarter or year but will not have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

GUARANTEES AND INDEMNIFICATIONS

The Corporation is a party to contracts in which it is common for the Corporation to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. The Corporation cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

Additionally, in connection with the sale of assets and the divestiture of businesses, the Corporation commonly agrees to indemnify the buyer of the assets for any losses or liabilities incurred by the buyer with

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to (i) the representations and warranties made to the buyer by the Corporation in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities, and other liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of the assets sold normally do not represent additional liabilities of the Corporation but simply serve to protect the buyer from potential liability associated with the Corporation’s obligations existing at the time of the sale. As with any liability, the Corporation has previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. The Corporation has not accrued any additional amounts as a result of the indemnities described below.

In connection with significant divestitures described in Note 3, the Corporation agreed to indemnify each respective buyer as described below. In each divestiture, the Corporation also agreed to indemnify the buyer for tax liabilities related to the operations of the assets prior to the sale. Unless otherwise indicated, the indemnities do not expire and there is no stated maximum potential liability.

•	Unisource – The Corporation agreed to indemnify Unisource for any losses resulting from the Corporation’s general representations and warranties. This indemnity has a maximum potential payment of $150 million and does not expire. The Corporation has also agreed to indemnify Unisource for any losses related to environmental liabilities not assumed by the buyer.

•	Domtar – The Corporation agreed to indemnify Domtar up to a maximum potential payment of $500 million related to the Corporation’s general representations and warranties and any pre-closing liabilities not assumed by the buyer. The general representations and warranties indemnity expires in 2003 while the indemnity related to pre-closing liabilities assumed does not expire. The Corporation also agreed to indemnify Domtar for any pre-closing environmental liabilities through 2011 with a maximum potential payment of $100 million.

•	SCA – In connection with the sale of its away-from-home tissue manufacturing assets, the Corporation agreed to indemnify SCA with respect to environmental liabilities and the Corporation’s general representations and warranties. The maximum potential payment under the environmental indemnity is $850 million to be reduced by any amounts paid under the general representations and warranties indemnity, which is capped at $425 million. The indemnity for the Corporation’s general representations and warranties expires in 2003 while the environmental indemnity expires in 2008.

•	Plum Creek – In connection with the spin off of The Timber Company and its merger with and into Plum Creek, the Corporation agreed to indemnify Plum Creek with respect to the Corporation’s general representations and warranties.

The Corporation does not believe that any amounts that it may be required to pay under these indemnities will be material to the Corporation’s results of operations, financial position, or liquidity. The Corporation will accrue a liability related to a specific indemnity when future payment is probable and the amount is reasonably estimable.

NOTE 16.    RELATED-PARTY TRANSACTIONS

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2000, The Timber Company also entered into a ten year supply contract to deliver 50 million board feet annually of Douglas fir and Western Hemlock sawtimber to Georgia-Pacific Group’s sawmills at Coos Bay and Philomath, Oregon as well as 68 thousand green tons of pulpwood to Georgia-Pacific Group’s Toledo pulp mill and Coos Bay sawmill. Prices were based on prevailing market prices with recourse to arbitration if the parties do not agree that the pricing formula reflects market prices. In connection with the merger of the Corporation’s timber and timberland business with and into Plum Creek in 2001, the timber supply agreement and the supply contract was replaced with new agreements on substantially the same terms between the Corporation and certain subsidiaries of Plum Creek.

The Corporation is a 50% partner in a joint venture (“GA-MET”) with Metropolitan Life Insurance Company (“Metropolitan”). GA-MET owns and operates the Corporation’s main office building in Atlanta, Georgia. The Corporation accounts for its investment in GA-MET under the equity method.

At December 28, 2002, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $132 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on the present market conditions and building occupancy, the likelihood of any obligation to the Corporation with respect to this guarantee is considered remote.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	First Quarter (a)		Second Quarter (b)		Third Quarter (c)		Fourth Quarter (d)
	2002	2001	2002	2001	2002	2001	2002	2001
In millions, except per share Amounts
Net sales	$5,796	$6,317	$6,222	$6,603	$6,152	$6,306	$5,101	$5,790
Gross profit (net sales minus cost of sales)	1,345	1,330	1,391	1,536	1,344	1,501	1,076	1,363
Income (loss) before extraordinary loss and accounting change	61	(114)	(83)	65	66	(167)	(234)	(190)
Net (loss) income	(484)	(115)	(83)	65	66	(167)	(234)	(190)
Georgia-Pacific Group
Dividends declared per Share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Basic per share:
Income (loss) before extraordinary loss and accounting change	0.27	(0.60)	(0.36)	0.13	0.27	(0.80)	(0.94)	(0.81)
Net (loss) income	(2.11)	(0.61)	(0.36)	0.13	0.27	(0.80)	(0.94)	(0.81)
Diluted per share:
(Loss) income before extraordinary loss and accounting change	0.26	(0.60)	(0.36)	0.13	0.27	(0.80)	(0.94)	(0.81)
Net (loss) income	(2.10)	(0.61)	(0.36)	0.13	0.27	(0.80)	(0.94)	(0.81)
The Timber Company
Dividends declared per Share	–	0.25	–	0.25	–	0.25	–	–
Basic per share:
Income (loss) from discontinued operations	–	0.27	–	0.45	–	0.18	–	(0.04)
Diluted per share:
Income (loss) from discontinued operations	–	0.27	–	0.44	–	0.18	–	(0.04)
Price range of common stock
Georgia-Pacific Group
High	$30.90	$33.50	$31.60	$36.38	$25.05	$37.65	$20.75	$35.37
Low	18.60	26.56	24.14	27.27	13.28	25.76	9.81	25.39
The Timber Company
High	–	32.40	–	36.00	–	39.70	–	36.19
Low	–	27.85	–	28.45	–	31.30	–	32.20

(a)	During the second quarter of 2002, in conjunction with the adoption of SFAS No. 142 the Corporation recorded an after-tax cumulative effect of accounting change charge of $545 million effective at the beginning of 2002 (see Note 6). This charge was not reflected in the Corporation’s Form 10-Q for the period ended March 28, 2002. First quarter 2001 included a pre-tax restructuring charge of $82 million ($52 million after tax) related to the closure of the Corporation’s pulp mill and associated chemical plant at Bellingham, Washington (see Note 4).
(b)	Second quarter 2002 included a pre-tax asset impairment charge of $208 million ($170 million after tax) related to the Unisource paper distribution business (see Note 4). Second quarter 2001 included a pre-tax restructuring charge of $67 million ($43 million after tax) for the closure and asset write down of various gypsum plants (see Note 4).
(c)	Third quarter 2001 included a pre-tax loss on the sale of a portion of its pulp and paper assets to Domtar of $68 million ($263 million after tax) (see Note 3).
(d)	Fourth quarter 2002 included the pre-tax loss on the sale of a controlling 60% interest in Unisource of $298 million ($30 million after tax) (see Note 3). The fourth quarters of 2002 and 2001 included pre tax asbestos liability charges of $315 million ($198 million after tax) and $350 million ($212 million after tax), respectively (see Note 15). In the fourth quarter of 2001, the pre tax loss on the sale of assets to Domtar was reduced by $5 million (see Note 3).

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed the Corporation’s $1.5 billion senior notes offering (see Note 7), which was completed on January 30, 2003. Fort James Operating Company, a subsidiary of Fort James, guarantees the securities issued by Fort James. Similarly, the Corporation’s Multi-Year Revolving Credit Facility is guaranteed by certain of the Corporation’s domestic subsidiaries. Each subsidiary issuer or subsidiary guarantor is 100% owned by the Corporation and all guarantees are full and unconditional.

Certain assets and liabilities are administered by the Corporation, and, accordingly, are maintained at the Corporation and thus are not reflected on the balance sheets of the Corporation’s subsidiaries. The statements of operations properly reflect all results of operations of each respective entity. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James and Fort James Operating Company because the securities issued by Fort James are fully and unconditionally guaranteed by the Corporation:

Consolidating Statement of Operations

For the Year Ended December 28, 2002

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$9,748	$–	$5,214		$1,778		$9,185	$(2,654)	$23,271

Costs and expenses
Cost of sales	8,384	–	3,577		1,304		7,504	(2,654)	18,115
Selling and distribution	459	–	490		153		767	–	1,869
Depreciation and amortization	448	–	251		90		241	–	1,030
General and administrative	517	–	171		137		229	–	1,054
Interest, net	572	53 (a)	375	(b)	(216	)(c)	57	–	841
Other loss (income), including equity income in affiliates	706	(444)	2		11		207	388	870

Total costs and expenses	11,086	(391)	4,866		1,479		9,005	(2,266)	23,779

(Loss) income before income taxes	(1,338)	391	348		299		180	(388)	(508)
(Benefit) provision for income taxes	(603)	(20)	104		99		102	–	(318)

(Loss) income before extraordinary item and accounting change	(735)	411	244		200		78	(388)	(190)
Cumulative effect of accounting change, net of taxes	–	–	–		–		(545)	–	(545)

Net (loss) income	$(735)	$411	$244		$200		$(467)	$(388)	$(735)

(a)	Includes net intercompany interest income of approximately $66 million.
(b)	Includes intercompany interest expense of approximately $350 million.
(c)	Includes intercompany interest income of approximately $216 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

For the Year Ended December 29, 2001

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$9,595	$–	$4,935		$1,705		$11,271	$(2,490)	$25,016

Costs and expenses
Cost of sales	8,117	–	3,230		1,248		9,171	(2,490)	19,276
Selling and distribution	463	–	431		148		983	–	2,025
Depreciation and amortization	491	–	442		90		320	–	1,343
General and administrative	494	–	161		133		284	–	1,072
Interest, net	760	32 (a)	411	(b)	(208	)(c)	85	–	1,080
Other loss (income), including equity income in affiliates	80	(302)	14		(14)		137	600	515

Total costs and expenses	10,405	(270)	4,689		1,397		10,980	(1,890)	25,311

(Loss) income from continuing operations before income taxes	(810)	270	246		308		291	(600)	(295)
Provision (benefit) for income taxes	(395)	(12)	156		96		336	–	181

(Loss) income from continuing operations	(415)	282	90		212		(45)	(600)	(476)
(Loss) income from discontinued operations, net of taxes	(3)	–	–		–		73	–	70

(Loss) income before extraordinary item and accounting change	(418)	282	90		212		28	(600)	(406)
Extraordinary loss from early retirement of debt, net of taxes	–	(12)	–		–		–	–	(12)
Cumulative effect of accounting change, net of taxes	11	–	–		–		–	–	11

Net (loss) income	$(407)	$270	$90		$212		$28	$(600)	$(407)

(a)	Includes net intercompany interest income of approximately $96 million.
(b)	Includes intercompany interest expense of approximately $385 million.
(c)	Includes intercompany interest income of approximately $216 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

For the Year Ended December 30, 2000

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$12,327	$–	$464	$128	$14,299	$(5,168)	$22,050

Costs and expenses
Cost of sales	10,731	–	316	88	11,367	(5,168)	17,334
Selling and distribution	447	–	62	26	1,065	–	1,600
Depreciation and amortization	460	–	47	8	395	–	910
General and administrative	509	–	9	3	335	–	856
Interest, net	504	21 (a)	3	–	67	–	595
Other (income) loss, including equity income in affiliates	(688)	(13)	(1)	–	207	697	202

Total costs and expenses	11,963	8	436	125	13,436	(4,471)	21,497

Income (loss) from continuing operations before income taxes	364	(8)	28	3	863	(697)	553
(Benefit) provision for income taxes	(142)	(8)	17	1	342	–	210

Income (loss) from continuing operations	506	–	11	2	521	(697)	343
(Loss) income from discontinued operations, net of taxes	(1)	–	–	–	163	–	162

Net income (loss)	$505	$–	$11	$2	$684	$(697)	$505

(a)	Includes net intercompany interest expense of approximately $6 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 28, 2002

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$67	$100	$114	$245	$506	$(22)	$1,010

Cash flows from investing activities:
Property, plant and equipment investments	(351)	–	(159)	(66)	(117)	–	(693)
Acquisitions	–	–		–	(6)	–	(6)
Proceeds from sales of assets	383	–	19	(8)	274	–	668
Other	(8)	–	–	(13)	(10)	–	(31)

Cash provided by (used for) investing activities	24	–	(140)	(87)	141	–	(62)

Cash flows from financing activities:
Net (decrease) increase in debt	(760)	(133)	2	(66)	104	–	(853)
Net change in intercompany payable/invested equity	763	33	23	(86)	(755)	22	–
Proceeds from option plan exercises	41	–	–	–	–	–	41
Fees paid to issue debt	(14)	–	–	–	–	–	(14)
Cash dividends paid	(118)	–	–	–	–	–	(118)

Cash (used for) provided by financing activities	(88)	(100)	25	(152)	(651)	22	(944)

(Decrease) increase in cash	3	–	(1)	6	(4)	–	4
Balance at beginning of year	–	–	1	12	18	–	31

Balance at end of year	$3	$–	$–	$18	$14	$–	$35

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 29, 2001

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$168	$(32)	$231	$534	$335	$246	$1,482

Cash flows from investing activities:
Property, plant and equipment investments	(276)	–	(153)	(134)	(176)	–	(739)
Timber and timberlands purchases	–	–	–	–	(31)	–	(31)
Acquisitions	–	–	(46)	–	(87)	–	(133)
Proceeds from sales of assets	184	–	–	–	2,127	–	2,311
Other	10	–	–	(28)	(48)	–	(66)

Cash provided by (used for) investing activities	(82)	–	(199)	(162)	1,785	–	1,342

Cash flows from financing activities:
Net increase (decrease) in debt	(2,100)	(471)	(34)	4	(183)	–	(2,784)
Net change in intercompany payable/invested equity	2,061	503	8	(376)	(1,950)	(246)	–
Proceeds from option plan exercises	165	–	–	–	–	–	165
Fees paid to issue debt	(38)	–	(1)	–	–	–	(39)
Cash dividends paid	(175)	–	–	–	–	–	(175)

Cash (used for) financing activities	(87)	32	(27)	(372)	(2,133)	(246)	(2,833)

(Decrease) increase in cash	(1)	–	5	–	(13)	–	(9)
Balance at beginning of year	1	–	(4)	12	31	–	40

Balance at end of year	$–	$–	$1	$12	$18	$–	$31

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 30, 2000

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$527	$(13)	$9	$(31)	$1,484	$(420)	$1,556

Cash flows from investing activities:
Property, plant and equipment investments	(535)	–	(39)	–	(335)	–	(909)
Timber and timberlands purchases	–	–	–	–	(59)	–	(59)
Acquisitions	(6,140)	–	–	–	(2)	–	(6,142)
Proceeds from sales of assets	35	–	–	–	387	–	422
Other	6	–	3	(24)	(48)	–	(63)

Cash provided by (used for) investing activities	(6,634)	–	(36)	(24)	(57)	–	(6,751)

Cash flows from financing activities:
Net increase (decrease) in debt	7,622	(1,125)	229	(46)	(1,152)	–	5,528
Net change in intercompany payable/invested equity	(1,200)	1,138	(202)	109	(265)	420	–
Common stock repurchased	(140)	–	–	–	–	–	(140)
Proceeds from option plan exercises	26	–	–	–	–	–	26
Fees paid to issue debt	(34)	–	–	–	(4)	–	(38)
Cash dividends paid	(166)	–	–	–	–	–	(166)

Cash provided by (used for) financing activities	6,108	13	27	63	(1,421)	420	5,210

(Decrease) increase in cash	1	–	–	8	6	–	15
Balance at beginning of year	–	–	(4)	4	25	–	25

Balance at end of year	$1	$–	$(4)	$12	$31	$–	$40

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 28, 2002

	Georgia-Pacific Corp.		Fort James Corp.		Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash and equivalents	$3		$–		$–		$18		$14		$–	$35
Receivables, less allowances	(11)		–		11		461		1,316		–	1,777
Inventories	817		–		704		239		376		–	2,136
Deferred income tax assets	33		–		(16)		16		2		–	35
Intercompany interest receivable	348		–		–		6		86		(440)	–
Other current assets	622		–		22		25		55		(1)	723

Total current assets	1,812		–		721		765		1,849		(441)	4,706

Total property, plant and equipment, net	2,991		–		3,362		1,061		1,908		–	9,322

Goodwill, net	485		–		5,931		792		455		–	7,663

Intercompany notes receivable	2,281		1,956		–		3,310		574		(8,121)	–

Other assets	10,804		8,857		465		373		924		(18,485)	2,938

Total assets	$18,373		$10,813		$10,479		$6,301		$5,710		$(27,047)	$24,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$329		$266		$5		$16		$715		$–	$1,331
Accounts payable	659		–		208		426		239		–	1,532
Intercompany interest payable	86		142		–		–		212		(440)	–
Other current liabilities	734		23		197		134		93		1	1,182

Total current liabilities	1,808		431		410		576		1,259		(439)	4,045

Long-term debt, excluding current portion	8,706		1,012		284		72		111		–	10,185

Intercompany notes payable	532	(a)	920	(b)	4,727	(c)	111	(d)	1,832	(e)	(8,122)	–

Other long-term liabilities	2,606		–		485		530		877		(101)	4,397

Deferred income tax liabilities	161		–		751		(23)		553		–	1,442

Shareholders’/invested equity	4,560		8,450		3,822		5,035		1,078		(18,385)	4,560

Total liabilities and shareholders’ equity	$18,373		$10,813		$10,479		$6,301		$5,710		$(27,047)	$24,629

(a)	The intercompany amount of $532 million is comprised of three notes due to Other Non-Guarantor entities, in the amounts of $115 million, $89 million, and $328 million, bearing interest at 5.5%, 6.5%, and a floating rate of prime plus 1%, respectively. These obligations mature in December 2018, December 2020, and October 2005, respectively.
(b)	The intercompany amount of $920 million consists primarily of two notes payable to Georgia-Pacific Corp. totaling $851 million. These notes are both due November 2005 and bear interest at 8%.
(c)	The Intercompany amount of $4,727 million consists of four notes due to Fort James Non-Guarantor Subsidiaries totaling $2,657 million and three demand notes payable to Fort James Corp totaling $1,887 million. Of the $2,657 million, $2,397 million matures in December 2009 and bears interest at 7.8%, $131 million is a demand note bearing interest at a floating rate determined by the yield of Fort James public debt, and $129 million matures in December 2010 bearing interest at 8.10%. Of the $1,887 million demand notes, $1,464 million bears interest at a floating rate determined by the yield of Fort James public debt, and the remaining $423 million bears interest at a fixed rate of 7%.
(d)	The Intercompany amount of $111 million consists primarily of a $68 million note due to Fort James Corp, which is the combination of a 24 million GBP note and a 18 million GBP note, both bearing interest at a floating rate of 3 month Libor plus 1 1/4% and maturing on January 28, 2006, and a $38 million note due to Other Non-Guarantor Subsidiaries.
(e)	The intercompany amount of $1,832 million is comprised primarily of two notes payable to Georgia-Pacific Corp totaling $1,310 million with $600 million bearing interest at 8% and $710 million bearing interest at LIBOR plus 1.4%. Both notes mature on July 14, 2005.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 29, 2001

	Georgia-Pacific Corp.		Fort James Corp.		Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash and equivalents	$–		$–		$1		$12		$18		$–	$31
Receivables, less allowances	35		–		261		414		1,642		–	2,352
Inventories	781		–		723		199		809		–	2,512
Deferred income tax assets	34		–		59		13		(5)		–	101
Intercompany interest receivable	216		73		–		161		71		(521)	–
Other current assets	219		–		38		65		157		(15)	464

Total current assets	1,285		73		1,082		864		2,692		(536)	5,460

Total property, plant and equipment, net	3,169		–		3,570		858		2,195		–	9,792

Goodwill, net	761		–		6,172		455		877		–	8,265

Intercompany note receivable	2,267		1,914		–		2,776		532		(7,489)	–

Other assets	11,958		8,364		643		169		1,257		(19,544)	2,847

Total assets	$19,440		$10,351		$11,467		$5,122		$7,553		$(27,569)	$26,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,052		$159		$4		$22		$619		$–	$2,856
Accounts payable	602		–		157		345		526		–	1,630
Intercompany interest payable	71		79		231		4		134		(519)	–
Other current liabilities	611		24		277		258		156		(2)	1,324

Total current liabilities	3,336		262		669		629		1,435		(521)	5,810

Long-term debt, excluding current portion	7,562		1,208		336		115		137		–	9,358

Senior deferrable notes	863		–		–		–		–		–	863

Intercompany note payable	532	(a)	878	(b)	4,598	(c)	62	(d)	1,420	(e)	(7,490)	–

Other long-term liabilities	1,990		–		332		458		1,278		(476)	3,582

Deferred income tax liabilities	252		–		1,077		(51)		568		–	1,846

Shareholders’/invested equity	4,905		8,003		4,455		3,909		2,715		(19,082)	4,905

Total liabilities and shareholders’ equity	$19,440		$10,351		$11,467		$5,122		$7,553		$(27,569)	$26,364

(a)	The intercompany amount of $532 million is comprised of three notes due to Other Non-Guarantor entities, in the amounts of $115 million, $89 million, and $328 million, bearing interest at 5.5%, 6.5%, and a floating rate of prime plus 1%, respectively. These obligations mature in December 2018, December 2020, and October 2005, respectively.
(b)	The intercompany amount of $878 million consists primarily of two note payables to Georgia-Pacific Corp. totaling $851 million. These notes are both due November 2005 and bear interest at 8%.
(c)	The Intercompany amount of $4,598 million consists of five notes due to Fort James Non-Guarantor Subsidiaries totaling $2,711 million and three demand notes payable to Fort James Corp totaling $1,887 million. Of the $2,711 million, $2,397 million matures in December 2009 and bears interest at 7.8%, and $131 million of demand notes bear interest at a floating rate determined by the yield of Fort James public debt. Of the $1,887 million demand notes, $1,464 million bears interest at a floating rate determined by the yield of Fort James public debt, and the remaining $423 million bears interest at a fixed rate of 7%.
(d)	The Intercompany amount of $62 million consists primarily of a $35 million (24 million GBP) note due to Georgia-Pacific Corp, and a $26 million (18 million GBP) note due to Fort James Corp. These notes bear interest at a floating rate of 3 month Libor plus 1 1/4% and mature on January 28, 2006.
(e)	The intercompany amount of $1,420 million is comprised primarily of two notes payable to Georgia-Pacific Corp totaling $1,310 million with $600 million bearing interest at 8% and $710 million bearing interest at LIBOR plus 1.4%. Both notes mature on July 14, 2005.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Operations

	Fiscal Year Ended
	2002**	2001*	2000	1999	1998
In millions, except per share amounts and ratios
Operations:
Net sales	$23,271	$25,016	$22,050	$18,409	$13,868

Costs and expenses:
Cost of sales	18,115	19,276	17,334	14,407	11,374
Selling and distribution	1,869	2,025	1,600	818	592
Depreciation and amortization	1,030	1,343	910	815	806
General and administrative	1,054	1,072	856	765	534
Interest	841	1,080	595	426	372
Other losses (income), net	870	515	202	14	(8)

Total costs and expenses	23,779	25,311	21,497	17,245	13,670

(Loss) income from continuing operations before income taxes	(508)	(295)	553	1,164	198
Provision (benefit) for income taxes	(318)	181	210	448	87

(Loss) income from continuing operations	(190)	(476)	343	716	111
Income from discontinued operations, net of taxes	–	70	162	400	176

(Loss) income before extraordinary items and accounting change	(190)	(406)	505	1,116	287
Extraordinary items and accounting change, net of taxes	(545)	(1)	–	–	(13)

Net (loss) income	$(735)	$(407)	$505	$1,116	$274

Other statistical data:
Georgia-Pacific Group:
(Loss) income from continuing operations	$(190)	$(476)	$343	$716	$111
Extraordinary items and accounting change, net of taxes	(545)	(1)	–	–	(13)

Net (loss) income	$(735)	$(477)	$343	$716	$98

Basic per share:
(Loss) income from continuing operations	$(0.80)	$(2.09)	$1.95	$4.17	$0.62
Extraordinary items and accounting change, net of taxes	(2.29)	(0.01)	–	–	(0.07)

Net (loss) income	$(3.09)	$(2.10)	$1.95	$4.17	$0.55

Diluted per share:
(Loss) income from continuing operations	$(0.80)	$(2.09)	$1.94	$4.07	$0.61
Extraordinary items and accounting change, net of taxes	(2.29)	(0.01)	–	–	(0.07)

Net (loss) income	$(3.09)	$(2.10)	$1.94	$4.07	$0.54

The Timber Company:
Income from discontinued operations, net of taxes	$–	$70	$162	$400	$176
Basic per common share	$–	$0.86	$2.01	$4.75	$1.95
Diluted per common share	$–	$0.86	$2.00	$4.73	$1.94
Average number shares outstanding
Georgia-Pacific Group, basic	237.6	227.6	175.8	171.8	179.8
Georgia-Pacific Group, diluted	237.6	227.6	176.9	175.9	181.1
The Timber Company, basic	–	81.0	80.7	84.1	90.3
The Timber Company, diluted	–	81.7	81.1	84.6	90.8
Earnings to fixed charges	(a )	(a )	1.8	3.5	1.5
Effective income tax rate	62.6%	NM	38.0%	38.5%	43.9%

*	During 2001, the Corporation completed the spin-off of The Timber Company and its merger with and into Plum Creek on October 6, 2001. Additionally, the Corporation sold a portion of its away-from-home tissue manufacturing assets to SCA and certain white paper facilities to Domtar (see Note 3 of the Notes to Consolidated Financial Statements).
**	During 2002, the Corporation sold a 60% controlling interest in its Unisource paper distribution business to Bain Capital (see Note 3 of the Notes to Consolidated Financial Statements). Additionally, the Corporation adopted the provisions of SFAS No. 142 (see Note 6 of the Notes to Consolidated Financial Statements).
(a)	In fiscal 2002 and 2001 fixed charges exceeded earnings by $522 million and $305 million, respectively.
NM	– not meaningful.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Financial Position, End of Year

	Year Ended
	December 28,	December 29,	December 30,	January 1,	December 31,
	2002	2001	2000	2000	1998
In millions, except per share amounts, ratios, and percentages
Financial position, end of year:
Current assets	$4,706	$5,460	$6,407	$4,661	$2,555
Property, plant and equipment, net	9,322	9,792	11,784	7,060	6,225
Goodwill, net	7,663	8,265	8,985	2,697	1,677
Other assets	2,938	2,847	2,242	1,087	990

Total assets	$24,629	$26,364	$29,418	$15,505	$11,447

Current liabilities	$4,045	$5,810	$5,676	$3,849	$2,402
Long-term debt	10,185	9,358	12,355	3,955	3,368
Senior deferrable notes	–	863	863	863	–
Other long-term liabilities	4,397	3,582	2,647	1,803	1,566
Deferred income taxes	1,442	1,846	2,155	1,160	987

Total liabilities	$20,069	$21,459	$23,696	$11,630	$8,323

Shareholders’ equity	$4,560	$4,905	$5,722	$3,875	$3,124

Other statistical data:
Property, plant and equipment investments	$693	$739	$909	$723	$638
Timber and timberland purchases	–	31	59	78	59
Cash paid for acquisitions	6	133	6,142	1,658	112
Current ratio	1.2	0.9	1.1	1.2	1.1
Total debt to capital, book basis	52.6%	52.2%	56.7%	42.8%	43.5%
Total debt to capital, market basis:
Georgia-Pacific Group	74.4%	65.5%	68.1%	39.7%	46.3%
The Timber Company, discontinued operation	*	*	21.0%	32.2%	32.2%
Per share market price:
Georgia-Pacific Corporation (after fiscal year 2001):
High	$31.60
Low	$9.81
Period-end	$15.80
Georgia-Pacific Group:
High	*	$37.65	$51.94	$54.13	$40.50
Low	*	$25.39	$19.31	$29.34	$18.69
Period-end	*	$27.98	$31.13	$50.75	$29.28
The Timber Company, discontinued operation:
High	*	$39.70	$32.00	$27.19	$27.25
Low	*	$27.85	$20.75	$19.88	$17.38
Period-end	*	*	$29.94	$24.63	$23.81
Book value:
Georgia-Pacific Group	$18.23	$21.32	$25.45	$22.50	$18.06
The Timber Company, discontinued operation	*	*	$1.81	$1.51	$(0.98)
Shares of stock outstanding at year-end:
Georgia-Pacific Group	250.2	230.1	224.8	172.2	173.0
The Timber Company, discontinued operation	*	*	80.2	82.9	87.1
Dividends declared per share:
Georgia-Pacific Group	$0.50	$0.50	$0.50	$0.50	$0.50
The Timber Company, discontinued operation	*	$0.75	$1.00	$1.00	$1.00

*	The Corporation completed the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001 (see Note 3 of the Notes to Consolidated Financial Statements).

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

Current Ratio

Current assets divided by current liabilities as of the end of the year.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Sales and Operating Profits by Operating Segment

	2002		2001		2000		1999		1998
In millions, except percentages
Net sales(a):
North America consumer products:
Tissue	$4,440	19%	$4,440	18%	$1,829	8%	$1,186	6%	$1,063	8%
Dixie	897	4	859	3	77	–	–	–	–	–
Other	8	–	11	–	21	–	9	–	20	–

Total North America consumer products	5,345	23	5,310	21	1,927	8	1,195	6	1,083	8

International consumer products
Europe	1,663	7	1,590	6	119	1	–	–	–	–

Total International consumer products	1,663	7	1,590	6	119	1	–	–	–	–

Packaging
Containerboard	536	2	523	2	626	3	554	3	544	4
Packaging	2,062	9	1,959	8	2,020	9	1,892	10	1,617	12

Total packaging	2,598	11	2,482	10	2,646	12	2,446	13	2,161	16

Bleached pulp and paper:
Market pulp	595	3	763	3	1,052	5	828	5	815	6
Bleached board	200	1	241	1	195	1	198	1	182	1
Paper	802	3	1,147	5	1,137	5	1,347	7	1,624	12
Other	274	1	233	1	152	1	142	1	147	1

Total bleached pulp and paper	1,871	8	2,384	10	2,536	12	2,515	14	2,768	20

Paper distribution:
Fine paper	2,911	13	3,845	16	4,200	19	1,980	11	–	–
Supply systems	1,826	8	2,356	9	2,661	12	1,329	7	–	–
Other	–	–	–	–	–	–	22	–	–	–

Total paper distribution	4,737	21	6,201	25	6,861	31	3,331	18	–	–

Building products manufacturing:
Wood panels	1,030	4	1,015	4	1,120	5	1,233	7	1,095	8
Lumber	956	4	983	4	1,069	5	1,086	6	851	6
Gypsum products	624	3	621	2	903	4	1,189	6	992	7
Chemicals	445	2	481	2	461	2	445	2	455	3
Other	225	1	137	1	95	–	102	1	120	1

Total building products manufacturing	3,280	14	3,237	13	3,648	16	4,055	22	3,513	25

Building products distribution:
Wood panels	1,685	7	1,713	7	2,115	10	2,506	14	2,127	15
Lumber	1,379	6	1,354	5	1,473	7	1,662	9	1,471	11
Other	711	3	742	3	723	3	696	4	741	5

Total building products distribution	3,775	16	3,809	15	4,311	20	4,864	27	4,339	31

Corporate and other(b)	2	–	3	–	2	–	3	–	4	–

Total net sales	$23,271	100%	$25,016	100%	$22,050	100%	$18,409	100%	$13,868	100%

Operating profits:
North America consumer products	$851	256%	$663	84%	$(9)	(1)%	$131	8%	$129	23%
International consumer products	141	42	126	16	(9)	(1)	–	–	–	–
Packaging	316	95	384	49	512	45	324	20	89	16
Bleached pulp and paper	65	19	28	4	357	31	107	7	(28)	(5)
Paper distribution	(516)	(155)	48	6	158	14	78	5	–	–
Building products manufacturing	129	39	83	11	354	31	1,138	72	603	106
Building products distribution	50	15	65	8	23	2	63	4	1	–
Corporate and other(c)	(703)	(211)	(612)	(78)	(238)	(21)	(251)	(16)	(224)	(40)

Total operating profits	$333	100%	$785	100%	$1,148	100%	$1,590	100%	$570	100%

(a)	Represents net sales to unaffiliated customers.
(b)	Includes net sales from miscellaneous businesses.
(c)	Includes some miscellaneous businesses, unallocated corporate operating expenses and other charges, and the elimination of profit on intersegment sales.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
In Millions
Year ended December 28, 2002
Allowance for doubtful accounts	$39	$17	$–		$(17	)**	$39

Restructuring reserves	$103	$10	$–	****	$(46)		$67

Year ended December 29, 2001
Allowance for doubtful accounts	$34	$32	$–		$(27	)**	$39

Restructuring reserves	$55	$57	$109	****	$(118)		$103

Year ended December 30, 2000
Allowance for doubtful accounts	$25	$34	$–		$(25	)**	$34

Restructuring reserves	$64	$19	$8	****	$(36)		$55

**	Accounts written off
***	Reserves acquired
****	Net amounts charged to goodwill

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April 2002, the Corporation announced that the Board of Directors, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP as the Corporation’s independent auditors, and engaged Ernst & Young LLP to serve as the Corporation’s independent auditors for the fiscal year ending December 28, 2002. For more information, see the Corporation’s current report on Form 8-K, filed with the SEC on April 11, 2002.

PART III

Except as to information with respect to executive officers, which is presented below under Item 10 to this Form 10-K, the information required by Part III of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Corporation’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the Corporation’s Annual Meeting of Shareholders scheduled to be held on May 6, 2003. Georgia-Pacific will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information regarding the Corporation’s directors required by this Item is set forth in the Corporation’s Notice of 2003 Annual Meeting of Shareholders and Proxy Statement in the sections entitled “Nominees and Directors” and is incorporated herein by this reference thereto.

Executive Officers of Georgia-Pacific Corporation

The executive officers of Georgia-Pacific are as follows:

Name	Age	Date First Elected as an Officer	Position or Office
A. D. Correll	61	1988	Chairman, Chief Executive Officer and a Director
Lee M. Thomas	58	1993	President, Chief Operating Officer and a Director
Patricia A. Barnard	53	1998	Executive Vice President—Human Resources
James E. Bostic, Jr.	55	1991	Executive Vice President—Environmental, Government Affairs and Corporate Services
Michael C. Burandt	58	2000	President—North American Consumer Products
Danny W. Huff	52	1993	Executive Vice President—Finance and Chief Financial Officer
James F. Kelley	61	1993	Executive Vice President and General Counsel
Steven J. Klinger	44	2003	Executive Vice President and President—Packaging
David J. Paterson	48	1994	Executive Vice President and President—Building Products
John F. Lundgren	50	2000	President—European Consumer Products
Ronald L. Paul	59	1995	Executive Vice President—Wood Products
George W. Wurtz III	46	2001	Executive Vice President and President—Pulp and Paper
James E. Terrell	53	1989	Vice President and Controller

Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and served as President from July 1991 until September 2002. Mr. Correll has been a director of the Corporation since May 1992.

Lee M. Thomas has been President and Chief Operating Officer of the Corporation since March 2003. Prior to that time he served as President of the Corporation since September 2002. Mr. Thomas has been a director of the Corporation since May 2002. He served as President of the Corporation’s building products and distribution businesses from March 2002 until September 2002. Prior to that time, Mr. Thomas served as Executive Vice President—Consumer Products from November 2001 until March 2002, Executive Vice President—Paper and Chemicals from December 1997 until November 2000, Executive Vice President—Paper from January 1997 until December 1997, Senior Vice President—Environmental, Government Affairs and Communications from February 1994 until January 1995 and Senior Vice President—Environmental and Governmental Affairs from March 1993 until January 1994.

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

James E. Bostic, Jr. has been Executive Vice President—Environmental, Government Affairs and Corporate Services since January 2001. Prior to that time, he served as Senior Vice President—Environmental, Government Affairs and Communications from February 1995 until January 2001, Group Vice President—Paper from April 1992 until January 1995, Group Vice President—Butler Paper and Mail-Well from January 1992 to April 1992, and Vice President—Butler Paper and Mail-Well from January 1991 to January 1992.

Michael C. Burandt has been President—North American Consumer Products since November 2000. Prior to that time, he served as Senior Vice President—Packaged Products from May 1998 until November 2000, and Vice President—Packaged Products from December 1994 until May 1998.

Danny W. Huff has been Executive Vice President—Finance and Chief Financial Officer since November 1999. Prior to that time, he served as Vice President and Treasurer from February 1996 to November 1999 and Treasurer from October 1993 to February 1996.

James F. Kelley has been Executive Vice President and General Counsel since August 2000. Prior to that time, he served as Senior Vice President—Law and General Counsel from December 1993 until August 2000.

Steven J. Klinger has been Executive Vice President and President—Packaging since March 2003. Prior to that time, he served as President—Packaging from January 2002 until March 2003, Vice President—Operations—Packaging from January 2000 until January 2002, Southeast Regional Manager—Containerboard and Packaging from January 1998 until January 2000 and Regional Manager, J&J Corrugated, a subsidiary of the Corporation, from January 1997 until January 1998.

David J. Paterson has been Executive Vice President and President—Building Products since March 2003, prior to that time he served as Executive Vice President—Pulp and Paperboard from August 2001 to March 2003, President—Paper from January 2001 until August 2001, Senior Vice President—Communication Papers from August 2000 until January 21, 2001 and Vice President—Sales and Marketing Pulp and Bleached Board from May 1994 until August 2000.

John F. Lundgren has been President-European Consumer Products since January 2001. From 1995 until January 2001, he served in the same position with Fort James Corporation.

Ronald L. Paul has been Executive Vice President—Wood Products since September 1997. Prior to that time, he served as Vice President—Structural Panels and Building Products Engineering from May 1996 until September 1997 and Vice President—Engineering and Technology—Building Products from May 1995 until May 1996.

George W. Wurtz III has been Executive Vice President and President—Pulp and Paper since March 2003. Prior to that time, he served as President—Paper, Bleached Board and Kraft from August 2001 until March 2003, Senior Vice President—Consumer Products from November 2000 until August 2001. From 1987 until November 2000, he served in a number of management positions with Fort James, most recently as Senior Vice President—Manufacturing for North America.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Corporation’s Notice of 2003 Annual Meeting of Shareholders and Proxy Statement in the sections entitled “Compensation Committee Report,” “Summary Compensation Table,” “Option and Performance Rights Grants in 2001” and “Agreements with Executive Officers” and is incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Corporation’s Notice of 2003 Annual Meeting and Proxy Statement in the section entitled “Ownership of Common Stock of Georgia-Pacific” and in the “Equity Compensation Plan Information” subsection of the section entitled “Approval of Benefit Plan Amendments” and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s Chief Financial Officer, on the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Corporation’s Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act reports. There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Form 10-K for the Corporation:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Auditors for Georgia-Pacific Corporation and subsidiaries dated January 31, 2003 are presented under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Valuation and Qualifying Accounts of Georgia-Pacific Corporation and subsidiaries and Georgia-Pacific Group for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

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

Articles of Amendment to Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

3.2(i)

Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on November 30, 2000, and incorporated by this reference thereto). (1)

3.2(ii)

Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Form 8-K dated April 19, 2001, filed April 19, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

3.3

Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

3.4

Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

3.5

Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description

4.1(i)

Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-i, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-i and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(ii)

Amendment No. 1 to the Amended and Restated Rights Agreement, effective November 8, 1999 (Filed as Exhibit 4.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(iii)

Amendment No. 1 to the Amended and Restated Rights Agreement, effective November 8, 1999 (Filed as Exhibit 1 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto.) (1)

4.1(iv)

Amendment No. 2 to the Amended and Restated Rights Agreement, effective July 18, 2000 (Filed as Exhibit 2 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.1(v)

Amendment No. 3 to the Amended and Restated Rights Agreement, effective September 26, 2001 (Filed as Exhibit 3 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.2 (i)

Indenture, dated as of March 1,1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.2(ii)

First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.2(iii)

Agreement of Resignation, Appointment and Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.3

Form of Purchase Contract Agreement relating to Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(p) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

Number	Description

4.4

Form of Pledge Agreement for Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(q) to the Corporation’s Registration Statement on Form 8-A relating to File No.333-80757 as filed with the Commission on June 25, 1999, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.5

Form of Remarketing Agreement between Georgia-Pacific Corporation and Morgan Stanley & Co. Incorporated (Filed as Exhibit 4(u) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

4.6

Indenture between James River Corporation of Virginia and the Bank of New York, dated November 1, 1991 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on November 4, 1991, Commission File No. 33-43335, and incorporated herein by this reference thereto). (1)

4.7

Second Supplemental Indenture among Georgia-Pacific Corporation, Fort James Corporation, and The Bank of New York, dated February 19, 2001 (Filed as Exhibit 4.7 to the Corporation’s Annual Report on From 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

4.7(i)	Third Supplemental Indenture by and among Fort James Operating Company, Fort James Corporation and The Bank of New York, dated as of March 20, 2003. (1)

4.8

Form of Stock Purchase Units (included as Exhibits A and B of Exhibit 4.3) (Filed as Exhibit 4(v) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto). (1)

4.9

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

10.2(i)

Form of Officer Retirement Agreement (Officers Retirement Plan) (Filed As Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.2(ii)	Georgia-Pacific Corporation Supplemental Retirement Plan for Eligible Executives, Amended and Restate, effective as of January 1, 2002. (1)*

10.2(iii)	Form of Officer Retirement Agreement (Officers Retirement Plan), effective as of April 1, 2002. (1)*

10.3(i)

Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

Number	Description

10.3(ii)

Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated, effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(iii)

Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(iv)

Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(v)

Amendment No. 2 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3(vi)

Amendment No. 3 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective August 1, 1994) (Filed as Exhibit 10.3(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.3.(vii)

Amendment No. 4 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1998) (Filed as Exhibit 10.3(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.4(i)

Economic Value Incentive Plan, as Amended and Restated effective January 21, 2001 (Filed as Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.4(ii)	Georgia-Pacific Corporation Economic Value Incentive Plan for European Employees, effective as of January 1, 2001. (1)*

10.5(i)

Amendment No. 1 to the Georgia-Pacific Corporation Economic Value Incentive Plan, as Amended and Restated by Action of the Compensation Committee on January 29, 2001, effective February 15, 2001 (Filed as Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.5(ii)	Amendment Number Two to the Georgia-Pacific Corporation Economic Value Incentive Plan, effective as of May 7, 2002. (1)*

10.6(i)

1995 Shareholder Value Incentive Plan, as Amended and Restated effective December 16, 1997 (Filed as Exhibit 10.8(iv) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto). (1)*

Number	Description

10.6(ii)

Amendment No. 1 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective May 5, 1998 (Filed as Exhibit 10.8(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(iii)

Amendment No. 2 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective September 29, 1999 (Filed as Exhibit 10.8(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(iv)

Amendment No. 3 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective March 24, 2000 (Filed as Exhibit 10.8(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(v)

Amendment No. 4 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective July 18, 2000 (Filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.6(vi)

Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1995 Grant) (Filed as Exhibit 99.11 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(vii)

Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1995 Grant) (Filed as Exhibit 99.12 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(viii)

Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1996 Grant) (Filed as Exhibit 99.13 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(ix)

Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1996 Grant) (Filed as Exhibit 99.14 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(x)

Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.15 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.6(xi)

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

Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.18 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto). (1)*

10.7(i)

Outside Directors Stock Plan (As in effect September 23, 1998, including Amendments No. 1 and 2) (Filed as Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.7(ii)	Georgia-Pacific Corporation Outside Director Stock Option Plan, effective as of February 1, 2002. (1)*

10.8(i)

Directors Deferred Compensation Plan, effective September 22, 1998 (Filed as Exhibit 10.10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.8(ii)

Form of Deferral Agreement. (Filed as Exhibit 10.10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto.) (1)*

10.8(iii)	Georgia-Pacific Corporation Deferred Compensation Plan, effective as of February 1, 2002. (1)*

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

10.9(iv)	Form of Change of Control Agreement, Two Year Letter, dated as of April 1, 2002. (1)*

10.9(v)	Form of Change of Control Agreement, Three Year Letter, dated as of April 1, 2002. (1)*

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

10.10(ii)

Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., and Falcon Asset Securitization Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(iii)

Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, LTD (New York Branch) and Wachovia Bank, N.A., as the Secondary Purchases and Citicorp North America, Inc., as the Administrative Agent (Filed as Exhibit 10.10(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(iv)

Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as the Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, and Victory Receivables Corporation, as the Purchasers, and Citicorp North America, Inc., as the Administrative Agent (Filed as Exhibit 10.10(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(v)

First Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of May 14, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent. (1)

10.10(vi)

Second Amendment to Second Amended and Restated Receivables Purchase Agreements dated as of August 30, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated August 30, 2002, filed September 11, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(vii)

Third Amendment to Second Amended and Restated Receivables Purchase Agreements dated as of October 23, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent (Filed as Exhibit 10.6 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description

10.10(viii)

Fourth Amendment and Waiver to Second Amended and Restated Receivables Purchase Agreements dated as of December 6, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent (Filed as Exhibit 10.7 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.10(ix)

Sixth Amendment to Receivables Sale Agreements dated as of August 30, 2002, among Portfolio Receivables, LLC, the Seller, Unisource Worldwide, Inc., Asset Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce, the Servicing Agent (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated August 10, 2002, filed September 11, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.11(i)

Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto). (1)*

10.11(ii)

Amendment No. One to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(iii)

Amendment No. Two to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(iv)

Amendment No. Three to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.11(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(v)

Form of Revised Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form l0-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(vi)

Form of Revised Special Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(vii)

Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 1999 Performance Period (January 28, 1999 Grant) (Filed as Exhibit 10.12(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File
No. 001-03506, and incorporated herein by this reference thereto). (1)*

Number	Description

10.11(viii)

Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 2000 Performance Period (January 28, 1999 Grant) (Filed as Exhibit 10.12(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(ix)

Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1,1999 through December 31, 2001 Performance Period (January 28, 1999 Grant) (Filed as Exhibit l0.12(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(x)

Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2001 through December 31, 2003 Performance Period (January 29, 2001 Grant) (Filed as Exhibit 10.11(x) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.11(xi)

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

10.11(xiv)	Amendment Number Four to the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan, effective as of January 1, 2002. (1)*

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

10.12(v)

Form of Timber Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(i)

Fort James Corporation MIP Bonus Deferral Plan (Filed as Exhibit 99.1 to Fort James Corporation’s Registration Statement on Form S-8, Commission File No. 333-66715, dated November 3, 1998, and incorporated herein by this reference thereto). (1)

10.13(ii)

Fort James Supplemental Deferral Plan 1999, Amendment and Restatement (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(iii)

Fort James Corporation Stock Option Plan For Outside Directors, Amended and Restated as of February 18, 1999 (Filed as Exhibit 99.6 to the Corporation’s Registration Statement on Form S-8 dated December 7, 2000, Commission File No. 333-51442, and incorporated herein by this reference). (1)*

10.13(iv)

Fort James Corporation 1996 Stock Incentive Plan, 1997 Amendment and Restatement (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(v)

Fort James Corporation Split Dollar Life Insurance Plan (Effective date of January 1, 1998 (Filed as Exhibit 10.13(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(vi)

Form of Fort James Corporation Restricted Stock Unit Award Agreement (Filed as Exhibit 10.13(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(vii)

Fort James Corporation Supplemental-Benefit Plan (Amended and Restated Effective January 1, 1999) (Filed as Exhibit 10.13(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)*

10.13(viii)(a)

Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.H with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 001-06901, and incorporated herein by this reference). (1)*

10.13(viii)(b)

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

Number	Description

10.13(ix)(b)

Amendment No. I to Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 4.4 with the Fort Howard Corporation’s Registration Statement on Form S-8, Commission File No. 333-20959, dated February 3, 1997, and incorporated herein by this reference). (1)*

10.13(x)

James River Corporation of Virginia 1987 Stock Option Plan 1993 Amendment and Restatement (Filed as Exhibit 10(j) to James River Corporation’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, Commission File No. 001-06901, and incorporated herein by this reference). (1)*

10.14

Agreement and Plan of Merger dated as of May 25, 1999, among Unisource Worldwide, Inc., Georgia-Pacific Corporation and Atlanta Acquisition Corp (Filed as Exhibit 99(c)(1) to the Schedule 14D-1 of Atlanta Acquisition Corp. and Georgia-Pacific Corporation, Commission File No. 005-51073, and incorporated herein by this reference thereto). (1)

10.15

Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue, LLC, dated as of October 4, 1999 (Filed as Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.16

Operating Agreement Georgia-Pacific Tissue. LLC, dated as of October 4, 1999, Between Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (Filed as Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.17

Agreement and Plan of Merger, dated as of July 16, 2000, among Georgia-Pacific Corporation, Fenres Acquisition Corp. and Fort James Corporation (Filed as Exhibit 2 to the Corporation’s Form 8-K dated July 17, 2000, filed July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.18(i)

Agreement and Plan of Merger, dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware Corporation, Georgia-Pacific Corporation, a Georgia corporation and North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., each a Delaware corporation and a wholly owned subsidiary of Georgia-Pacific Corporation (Filed as Exhibit 2.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.18(ii)

Amendment No. 1 to the Agreement and Plan of Merger, dated June 12, 2001 (Filed as Exhibit 2.1 to the Corporation’s Form 8-K dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.19(i)

Voting Agreement and Consent dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware corporation, Georgia-Pacific Corporation, a Georgia corporation and each of the security holders party thereto (Filed as Exhibit 9.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.19(ii)

Amendment No. 1 to the Voting Agreement and Consent, dated June 12, 2001 (Filed as Exhibit 9.1 dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description

10.20(i)

Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent and Issuing Bank, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers. (Filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto). (1)

10.20(ii)

First Amendment to the Credit Agreement, dated as of January 26, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(iii)

Second Amendment to the Credit Agreement, dated as of March 15, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(iv)

Third Amendment to the Credit Agreement, dated as of December 5, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(v)

Fourth Amendment to Credit Agreement, dated as of June 13, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.3 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(vi)

Fifth Amendment to Credit Agreement, dated as of October 29, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.4 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.20(vii)

Sixth Amendment to Credit Agreement, dated as of November 19, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.5 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

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

10.23(iv)

Credit Agreement (Senior Capital Markets Bridge Facility), dated as of August 16, 2002, by and among Georgia-Pacific Corporation, the Lenders named therein, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents and as Joint Lead Arrangers and Book Managers (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated August 7, 2002, filed August 20, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.23(v)

First Amendment, to Credit Agreement, dated as of October 29, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.23(vi)

Second Amendment, to Credit Agreement, dated as of November 15, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.24

Credit Agreement (Timber Disposition Bridge Facility), dated as of November 3, 2000, among North American Timber Corp., the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.25

Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Multi-Year Revolving Credit Facility) (Filed as Exhibit 7.01(c) to Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.26

Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (18-Month Revolving Credit Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.27

Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Asset Disposition Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.28

Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Capital Markets Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.29(i)

Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Timber Disposition Bridge Facility) (Filed as Exhibit 7.13(a) to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

Number	Description

10.29(ii)	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Senior Capital Markets Bridge Facility), dated as of August 16, 2002. (1)

10.30

Georgia-Pacific Group 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.31

The Timber Company 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.32(i)

Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.32(ii)

Georgia-Pacific Corporation – Georgia-Pacific Group 2001 Canadian Employees Stock Purchase Plan, Amended and Restated as of August 28, 1995 (Filed as Exhibit 99 to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-44112, dated March 30, 2001, and incorporated herein by this reference thereto). (1)

10.32(iii)

Georgia-Pacific Corporation Non-Qualified Employee Stock Purchase Plan, as Amended and Restated, effective as of November 1, 2002, formerly known as, Georgia-Pacific Corporation/ Georgia-Pacific Tissue 2000 Employee Stock Purchase Plan. (1)

10.33(i)

Securities Purchase Agreement, dated as of January 21, 2001, among Georgia-Pacific Corporation, as seller, Georgia-Pacific Finance, LLC, Svenska Cellulosa Aktiebolaget SCA (publ), and SCA Tissue, Inc. (Filed as Exhibit 10.32 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.33(ii)

Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of June 1, 2001 (Filed as Exhibit 10.33(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.33(iii)

Amendment No. 1 to Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific and Domtar, Inc., dated August 3, 2001 (Filed as Exhibit 10.33(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.34

Form of Master Timber Agreement between North American Timber Corporation, LRFP Timber, Inc., NPTC Timber Inc., GNN Timber, Inc., and GPW Timber, Inc., and Georgia-Pacific Corporation—Georgia-Pacific Group) (Filed as Exhibit 10.33 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto). (1)

10.35(a)

Fort Howard Corporation Management Equity Participation Agreement (Filed as Exhibit 10.9 to Amendment No. 2 to Fort Howard Corporation’s Registration Statement on Form S-1 dated October 25, 1988, Commission File No. 33-23826, and incorporated herein by this reference thereto). *

Number	Description

10.35(b)

Letter Agreement dated June 27, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.V with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto). *

10.35(c)

Letter Agreement dated July 31, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.W with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto). *

10.35(d)

Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.GG with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto). *

10.35(e)

Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.HH with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto). *

10.35(f)

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

10.36(a)	Contribution and Stock Purchase Agreement, effective as of September 30, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC. (1)

10.36(b)	Amended and Restated Contribution and Stock Purchase Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC. (1)

10.36(c)

Subordinated Secured Liquidity Facility Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, Unisource Worldwide, Inc., UWW Holdings, Inc., Alco Realty, Inc., BRT, Inc., Paper Corporation of North America, Portfolio Receivables, Inc., Portfolio Receivables, LLC, Unimadison, Inc., Unisource Capital Corporation, The Unisource Corporation, Unisource Holdings, Inc., Unisource International, Inc., Unisource Realty, Inc. and Unisource Sales Corporation. (1)

10.37	Employment Agreement between Georgia-Pacific Corporation and John Lundgren, effective as of January 1, 2001.(1)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

Number	Description

21	Subsidiaries. (1)

23	Consent of Independent Auditors. (1)

99.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

99.2

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

99.3	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.4

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.5	Properties. (1)

_________

* Compensatory plan or arrangement.

(1) Filed via EDGAR

(b)	Reports on Form 8-K

(i)	On September 30, 2002, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation’s issuance of a press release on September 30, 2002 regarding announcement of definitive agreement with Bain Capital to sale majority stake in Unisource Worldwide, Inc.

(ii)	On October 17, 2002, the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation’s issuance of a press release on October 17, 2002 regarding earnings for the third quarter of 2002.

(iii)	On November 12, 2002, the Corporation filed a Current Report on Form 8-K under Items 7 and 9 thereof. The Report filed certifications of its Chief Executive Officer and Chief Financial Officer pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) as Exhibits 99.1 and 99.2, respectively.

(iv)	On November 27, 2002, the Corporation filed a Current Report on Form 8-K/A, under Items 5 and 7. The Report amended the Form 8-K filed on November 12, 2002 to clarify that the Registrant sent certifications of its Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) on November 12, 2002 rather than August 16, 2002.

(v)	On December 2, 2002 the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report disclosed the Corporation’s issuance of a press release on November 27, 2002 regarding announcement of completion of Unisource transaction with Bain Capital.

(vi)

On December 18, 2002 the Corporation filed a Current Report on Form 8-K under Items 5 and 7 thereof. The Report filed amendments, as Exhibits 10.1 to 10.7 thereof to the Corporation’s revolving credit facility, dated as of November 3, 2000, among Georgia-Pacific Corporation (“Georgia-Pacific”), Bank of America, N.A., as agent (“Bank of America”), and the lenders named therein (“Multi-Year Revolving Credit Facility”) filed as Exhibit 10.20 of our Annual Report on

Form 10-K for the fiscal year ended December 30, 2000, and to the amendments to the Multi-Year Revolving Credit Facility attached as Exhibits 10.3, 10.4 and 10.5 hereto which are incorporated by reference herein, and our capital markets bridge facility, dated as of August 16, 2002, among Georgia-Pacific, Bank of America, as administrative agent, Banc of America Securities LLC (“Banc of America Securities”) and Goldman Sachs Credit Partners L.P. (“Goldman Sachs” and, together with Banc of America Securities, the “Arrangers”) (the “Capital Markets Bridge Facility”) filed as Exhibit 10.1 of our Current Report on Form 8-K dated August 7, 2002, and to the amendments to the Capital Markets Bridge Facility attached as Exhibits 10.1 and 10.2 hereto which are incorporated by reference herein. The Multi-Year Revolving Credit Facility and the Capital Markets Bridge Facility are collectively referred to herein as the “Credit Facilities”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-PACIFIC CORPORATION (Registrant)
By:	/s/ A. D. CORRELL
(A. D. Correll, Chairman and Chief Executive Officer)

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. CORRELL (A. D. Correll)	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2003

/s/ DANNY W. HUFF (Danny W. Huff)	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ JAMES E. TERRELL (James E. Terrell)	Vice President and Controller (Principal Accounting Officer)	March 28, 2003

/s/ JAMES S. BALLOUN (James S. Balloun)	Director	March 28, 2003

/s/ BARBARA L. BOWLES (Barbara L. Bowles)	Director	March 28, 2003

/s/ WORLEY H. CLARK, JR. (Worley H. Clark, Jr.)	Director	March 28, 2003

/s/ JANE EVANS (Jane Evans)	Director	March 28, 2003

/s/ DONALD V. FITES (Donald V. Fites)	Director	March 28, 2003

/s/ RICHARD V. GIORDANO (Richard V. Giordano)	Director	March 28, 2003

Signature	Title	Date

/s/ DAVID R. GOODE (David R. Goode)	Director	March 28, 2003

/s/ M. DOUGLAS IVESTER (M. Douglas Ivester)	Director	March 28, 2003

/s/ LOUIS W. SULLIVAN (Louis W. Sullivan)	Director	March 28, 2003

/s/ JAMES B. WILLIAMS (James B. Williams)	Director	March 28, 2003

/s/ JOHN D. ZEGLIS (John D. Zeglis)	Director	March 28, 2003

INDEX TO EXHIBITS

Number	Description

4.7(i)	Third Supplemental Indenture by and among Fort James Operating Company, Fort James Corporation and The Bank of New York, dated as of March 20, 2003.(1)

10.2(ii)	Georgia-Pacific Corporation Supplemental Retirement Plan for Eligible Executives, Amended and Restated, effective as of January 1, 2002.(1)*

10.2(iii)	Form of Officer Retirement Agreement (Officers Retirement Plan), effective as of April 1, 2002.(1)*

10.4(ii)	Georgia-Pacific Corporation Economic Value Incentive Plan for European Employees, effective as of January 1, 2001.(1)*

10.5(ii)	Amendment Number Two to the Georgia-Pacific Corporation Economic Value Incentive Plan, effective as of May 7, 2002.(1)*

10.7(ii)	Georgia-Pacific Corporation Outside Director Stock Option Plan, effective as of February 1, 2002.(1)*

10.8(iii)	Georgia-Pacific Corporation Deferred Compensation Plan, effective as of February 1, 2002.(1)*

10.9(iv)	Form of Change of Control Agreement, Two Year Letter, dated as of April 1, 2002.(1)*

10.9(v)	Form of Change of Control Agreement, Three Year Letter, dated as of April 1, 2002.(1)*

10.10(v)

First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent.(1)

10.11(xiv)	Amendment Number Four to the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan, effective as of January 1, 2002.(1)*

10.29(ii)	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Senior Capital Markets Bridge Facility), dated as of August 16, 2002.(1)

10.32(iii)

Georgia-Pacific Corporation Non-Qualified Employee Stock Purchase Plan, as Amended and Restated, effective as of November 1, 2002, formerly known as, Georgia-Pacific Corporation/Georgia-Pacific Tissue 2000 Employee Stock Purchase Plan.(1)*

10.36(a)	Contribution and Stock Purchase Agreement, effective as of September 30, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC.(1)

10.36(b)	Amended and Restated Contribution and Stock Purchase Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC.(1)

10.36(c)

Subordinated Secured Liquidity Facility Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, Unisource Worldwide, Inc., UWW Holdings, Inc., Alco Realty, Inc., BRT, Inc., Paper Corporation of North America, Portfolio Receivables, Inc., Portfolio Receivables, LLC, Unimadison, Inc., Unisource Capital Corporation, The Unisource Corporation, Unisource Holdings, Inc., Unisource International, Inc., Unisource Realty, Inc. and Unisource Sales Corporation.(1)

10.37	Employment Agreement between Georgia-Pacific Corporation and John Lundgren, effective as of January 1, 2001.(1)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges.(1)

21	Subsidiaries.(1)

23	Consent of Independent Auditors.(1)

Number	Description

99.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

99.2

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

99.3	Certification by Alson D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.4

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.5	Properties. (1)

*	Compensatory plan or arrangement.
(1)	Filed via EDGAR

2