Form 10-Q
period 2003-03-29
GEORGIA PACIFIC CORP
filed 2003-05-07
CIK 41077

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of the close of business on May 2, 2003, Georgia-Pacific Corporation had 250,285,945 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION -------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Georgia-Pacific Corporation and Subsidiaries

First Quarter ----------------------------
(In millions, except per share amounts)	2003	2002
-------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 4,567	$ 5,796
--------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses, net	3,633 309 261 191 207 79	4,451 494 259 265 233 3
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	4,680	5,705
--------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and accounting change Benefit (provision) for income taxes	(113) 57	91 (30)
--------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before accounting change Cumulative effect of accounting change, net of taxes	(56) 28	61 (545)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net loss	$ (28)	$ (484)
=======================================================================================
Basic per share: (Loss) income before accounting change Cumulative effect of accounting change, net of taxes	$ (0.22) 0.11	$ 0.27 (2.38)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net loss	$ (0.11)	$ (2.11)
=======================================================================================
Diluted per share: (Loss) income before accounting change Cumulative effect of accounting change, net of taxes	$ (0.22) 0.11	$ 0.26 (2.36)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net loss	$ (0.11)	$ (2.10)
=======================================================================================
Shares (denominator): Weighted average shares outstanding Dilutive securities: Options	250.1 -	229.9 0.5
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total assuming conversion	250.1	230.4
=======================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First Quarter ----------------------------
(In millions, except per share amount)	2003	2002
-------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net loss
Adjustments to reconcile net loss to cash (used for) provided by operations:
  Cumulative effect of accounting change, net of taxes
  Other loss, net
  Depreciation, amortization and accretion
  Deferred income taxes
  Increase in receivables
  Increase in inventories
  Increase in accounts payable
  Change in other working capital
  Change in taxes payable/receivable
  Change in other assets and other long-term liabilities
  Other

	$ (28) (28) 79 261 (59) (162) (99) 8 (11) (22) 36 -	$ (484) 545 3 259 (21) (104) (30) 42 (54) 30 13 9
-------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by operations	(25)	208
-------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities Property, plant and equipment investments Net proceeds from sales of assets Other	(123) 1 (9)	(124) 13 (2)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(131)	(113)
-------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Net decrease in bank overdrafts
Net decrease in short-term debt
Proceeds from option plan exercises
Cash dividends paid ($0.125 per share)

	(2,776) 3,132 (38) (99) (10) -- (31)	(643) 680 -- (13) (79) 1 (29)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities	178	(83)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	22 35	12 31
---------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 57	$ 43
====================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	March 29, 2003	December 28, 2002
-------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash and equivalents Receivables, less allowances of $43 and $39, respectively Inventories Deferred income tax assets Taxes receivable Other current assets	$ 57 1,957 2,242 35 356 440	$ 35 1,777 2,136 35 334 389
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	5,087	4,706
-------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	18,934 (9,749)	18,857 (9,535)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net	9,185	9,322
-------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	7,662	7,663
-------------------------------------------------------------------------------------------------------------------------------------------------------
Intangible assets, net	670	676
-------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	2,253	2,262
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 24,857	$ 24,629
=======================================================================================

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	March 29, 2003	December 28, 2002
-------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Secured borrowings and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 700 608 1,418 201 1,142	$ 710 621 1,532 291 891
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	4,069	4,045
-------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	10,566	10,185
-------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	4,245	4,397
-------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	1,412	1,442
-------------------------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Junior preferred stock, no par value; 25,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, par value $0.80; 400,000,000 shares authorized;
    250,279,000 and 250,238,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	- - 200 3,414 1,409 (2) (456)	- - 200 3,413 1,468 (2) (519)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity	4,565	4,560
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 24,857	$ 24,629
=======================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Georgia-Pacific Corporation and Subsidiaries
	First quarter ----------------------------
(In millions)	2003	2002
-------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss
 Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustments
   Derivative instruments
      Fair market value adjustments on derivatives
      Reclassification adjustments for losses included in net income
   Unrealized gain on securities
   Minimum pension liability adjustment

	$ (28) 57 (1) 3 4 -	$ (484) (9) (4) 15 - (72)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)	$ 35	$ (554)
======================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
GEORGIA-PACIFIC CORPORATION
March 29, 2003
1.

PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. These consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. We prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. All significant intercompany balances and transactions were eliminated in consolidation. We made certain reclassifications to the 2002 consolidated financial statements to conform to the 2003 presentation. During the first quarter of 2003, we realigned our reportable segments for financial reporting purposes to align reporting with the company's current operating structure.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended December 28, 2002.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $95 million and $94 million for the first quarter of 2003 and 2002, respectively.

Stock-Based Compensation

We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and disclose pro forma effects of the plans on net income and earnings per share as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, because the fair market value on the date of grant was equal to the exercise price, we did not recognize any compensation cost. Had compensation cost for these plans been determined based on the fair value at the grant dates during the first quarters of 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net loss and loss per share would have been as follows:

(In millions, except per share amounts)	First Quarter ----------------------------
	2003	2002
------------------------------------------------------------------------------------------------------------------------------------
Net loss as reported Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	$ (28) (4)	$ (484) (7)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net loss	(32)	(491)
============================================================================
Stock-based employee compensation cost, net of taxes, included in the determination of net income as reported	1	1
============================================================================
Basic net loss per share: As reported Pro forma	(0.11) (0.13)	(2.11) (2.14)
============================================================================
Diluted net loss per share: As reported Pro forma	(0.11) (0.13)	(2.10) (2.13)
============================================================================

Accounting Changes

On December 29, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Under the provisions of SFAS No. 143, entities are required to record the estimated fair value of an asset retirement obligation in the period in which it was incurred (see Note 9).

Effective December 30, 2001, we adopted SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis (see Note 8).

2.

PROVISION FOR INCOME TAXES. The loss before income taxes and accounting change was $113 million and we reported an income tax benefit of $57 million for the first quarter of 2003, compared with income before income taxes and accounting change of $91 million and an income tax provision of $30 million for the first quarter of 2002. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the reversal of approximately $10 million of income tax contingency reserves no longer required in Europe. The effective tax rate in 2002 was different from the statutory rate primarily because of lower international income tax rates and state tax credits.

3.

EARNINGS PER SHARE. Basic (loss) earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units") that were redeemed during the third quarter of 2002. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

4.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

First quarter -----------------------------------------
(In millions)	2003	2002
--------------------------------------------------------------------------------------------------------------------------------------

Total interest costs Interest capitalized	$ 209 (2)	$ 235 (2)
---------------------------------------------------------------------------------------------------------------------------------------
Interest expense	$ 207	$ 233
=============================================================================
Interest paid	$ 114	$ 154
=============================================================================
Income tax paid, net	$ 28	$ 14
=============================================================================

5.

ACQUISITIONS AND DIVESTITURES. Effective November 2, 2002, we sold a 60% controlling interest in Unisource Worldwide, Inc. ("Unisource"), our paper distribution business, to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with this disposal, we recorded a pretax loss of $298 million ($30 million after taxes) in the fourth quarter of 2002 in the paper distribution segment. In addition, we entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource. As part of these transactions, we:

	a)	received $471 million in cash during fiscal 2002 in connection with the disposition and repaid debt;
	b)	received $169 million in cash as a result of the financing lease arrangement accounted for by us as a capital lease;
	c)	received two payment-in-kind notes from Unisource for $70 million and $100 million, which accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012; and
	d)	entered into a sublease with Unisource for certain warehouses retained by us.

In addition, in the second quarter of 2003, we received more than $193 million of cash refund from the related income tax benefit of the Unisource sale.

As part of this transaction, we have entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers' compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our 40% investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

During the first quarter of 2002, we sold various assets, including a gypsum wallboard paper mill, for a total of $13 million in cash and recognized a pretax gain of $4 million which was reflected in "Other losses, net" in the accompanying consolidated statements of operations.

9

6.

ASSET IMPAIRMENT AND RESTRUCTURING. On April 4, 2003, we announced that we would close tissue-manufacturing and converting operations at our Old Town, Maine mill. The mill's pulp and dryer operations are continuing to operate. The determination to close the tissue operations was based on excess capacity of tissue production, the mill's geographic location and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. Any severance or business exit costs associated with the closed operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined using the present value of expected future cash flows. This impairment charge was recorded in "Other losses, net" in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that will enable us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 will be reversed.

In connection with the acquisition of Fort James, we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2002 and 2001, approximately 779 employees were terminated and approximately $69 million of the reserve was used to pay termination benefits. During the first quarter of 2003, approximately 150 employees were terminated and approximately $4 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed in early 2004 due to timing of receipt of the requisite permits. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 28, 2002 through March 29, 2003:

	Type of Cost In millions	Liability Balance at December 28, 2002	Use	Liability Balance at March 29, 2003
--------------------------------------------------------------------------------------------------------------------
	Employee termination Facility closing costs	$ 9 42	$ (4) (3)	$ 5 39
-------------------------------------------------------------------------------------------------------------------
	Total	$ 51	$ (7)	$ 44
===================================================================

10

7.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. We use the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

	(In millions)	March 29, 2003	December 28, 2002
--------------------------------------------------------------------------------------------------------------------------------------
	Raw materials Finished goods Supplies LIFO reserve	$ 591 1,242 510 (101)	$ 590 1,116 507 (77)
--------------------------------------------------------------------------------------------------------------------------------------
	Total inventories	$ 2,242	$ 2,136
=============================================================================

8.

GOODWILL AND INTANGIBLE ASSETS. Effective December 30, 2001, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units are: structural panels, lumber, industrial wood products, gypsum, chemical, building products distribution, packaging, pulp, paper, North American retail towel and tissue, North American commercial towel and tissue, Dixie, and international consumer products.

The adoption of SFAS No. 142 required us to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of our reporting units. In this assessment, we compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million ($2.36 diluted loss per share) effective at the beginning of fiscal year 2002. The $545 million goodwill impairment related only to our former Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

In addition, during the first three months of 2003, we reduced goodwill for certain tax contingencies recorded in connection with the Fort James acquisition that are no longer required. This reclassification was offset by the foreign currency translation adjustment in our international consumer products segment.

The changes in the carrying amount of goodwill for the first three months of 2003 are as follows:
In millions	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 28, 2002 Reclassifications Foreign currency translation	$ 5,938 - -	$ 785 (17) 17	$ 631 - -	$ 275 - -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance as of March 29, 2003	$ 5,938	$ 785	$ 631	$ 275
========================================================================================

In millions	Building Products Manufacturing	Building Products Distribution	All Other	Consolidated
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 28, 2002 Reclassifications Foreign currency translation	$ 34 - (1)	$ - - -	$ - - -	$ 7,663 (17) 16
---------------------------------------------------------------------------------------------------------------------------------------------------------
Balance as of March 29, 2003	$ 33	$ -	$ -	$ 7,662
========================================================================================
Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of March 29, 2003		As of December 28, 2002
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
----------------------------------------------------------------------------------------------------------------------------------
Trademarks Patents and other	$ 616 146	$ 30 62	$ 616 146	$ 28 58
----------------------------------------------------------------------------------------------------------------------------------
Total	$ 762	$ 92	$ 762	$ 86
==========================================================================

Aggregate Amortization Expense: First three months of 2003		$ 6 =====

Estimated Amortization Expense: For fiscal year 2003 For fiscal year 2004 For fiscal year 2005 For fiscal year 2006 For fiscal year 2007		$ 29 29 29 20 20

12

9.

ASSET RETIREMENT OBLIGATIONS. Effective December 29, 2002, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of the fair value can be made. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

The cumulative effect of the change on prior years resulted in an after-tax credit to income of $28 million (net of income taxes of $19 million), or $0.11 diluted earnings per share, for the quarter ended March 29, 2003. The effect of the change on the quarter ended March 29, 2003 was to decrease income before the cumulative effect of the accounting change by approximately $1 million related to depreciation and accretion expense recorded during the period. The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on December 30, 2001 (instead of December 29, 2002) are presented below (pro forma amounts assuming the accounting change is applied retroactively net of tax):

	(in millions, except per share amounts)	First Quarter 2003	First Quarter 2002
--------------------------------------------------------------------------------------------------------------------------------------
	(Loss) income before accounting change, as reported Add back: landfill closure expense recorded Depreciation expense Accretion expense	$ (56) - - -	$ 61 1 - (1)
--------------------------------------------------------------------------------------------------------------------------------------
	Pro forma (loss) income before accounting change	$ (56)	$ 61
=============================================================================
	Pro forma basic (loss) income before accounting change, per share Pro forma diluted (loss) income before accounting change, per share	$ (0.22) $ (0.22)	$ 0.27 $ 0.26
=============================================================================

Our asset retirement obligations consist primarily of landfill capping and closure and post-closure costs and quarry reclamation costs. We are legally required to perform capping and closure and post-closure care on the landfills and reclamation on the quarries. In accordance with SFAS No. 143, for each landfill and quarry we recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 25-years. We have additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when we know such information.

The following table describes changes to our asset retirement obligation liability:

	(in millions)	First Quarter 2003
-----------------------------------------------------------------------------------------------------------------------------------
	Asset retirement obligation at the beginning of the year Net transition adjustment Accretion expense	$ 69 (20) 1
-----------------------------------------------------------------------------------------------------------------------------------
	Asset retirement obligation at the end of the quarter	$ 50
===========================================================================

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on December 30, 2001 (instead of December 29, 2002) were as follows:

	(in millions)	March 29, 2003	December 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
	Pro forma amounts of liability for asset retirement obligations at beginning of period Pro forma amounts of liability for asset retirement obligations at end of period	$ 49 $ 50	$ 44 $ 49

10.

DEBT. Our total debt increased by $358 million to $11,874 million at March 29, 2003 from $11,516 million at December 28, 2002. The increase was primarily due to increased working capital requirements. At March 29, 2003, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements was 6.59%.

As of March 29, 2003, we had $700 million outstanding under our accounts receivable secured borrowing program which expires in December 2003. On March 31, 2003, we increased our borrowings under our accounts receivable secured borrowing program by $200 million and used the funds to pay down debt. G-P Receivables, Inc. ("G-P Receivables") is a wholly-owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells the receivables to the various banks and entities that purchase the receivables. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. This program is accounted for as a secured borrowing. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

On January 30, 2003, we completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the second quarter of 2003, we intend to cause Fort James Operating Company, a subsidiary of Fort James Corporation, to guarantee these notes as well. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and approximately $1 billion of bank debt outstanding under the revolving credit facility. We paid approximately $32 million in fees associated with the transaction. The fees are being amortized over the term of the senior notes.

The $1.5 billion senior notes offering completed on January 30, 2003 requires a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the agreement) and various non-financial covenants. We were in compliance with these debt covenants as of March 29, 2003.

On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrew our commercial paper rating.

At March 29, 2003, the Multi-Year Revolving Credit Facility totaled $3,250 million with a maturity date of November 28, 2005. Pursuant to an amendment to the Multi-Year Revolving Credit Facility, dated as of March 28, 2003 (the "Amendment Effective Date"), amounts available thereunder are (a) now comprised of (i) $2,750 million in revolving loans and (ii) $500 million in term loans, established on April 1, 2003 and due November 2005, and (b) will be reduced to $3,000 million on December 31, 2004, with a $2,500 million revolver and the $500 million term loan.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. As of March 29, 2003, we paid $3 million in commitment fees and $3 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. At March 29, 2003, $1,982 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.8%. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

On April 23, 2003, we received income tax refunds of approximately $354 million, including the tax refund related to the Unisource sale, and used these funds to pay down debt.

The amounts outstanding under our credit agreement include the following:

In millions	March 29, 2003
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility	$ 3,250

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Amounts Outstanding: Letter of Credit Agreements* Multi-Year Revolving Credit Facility due November 2005, average rate of 3.8%	(537) (1,982)
------------------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(2,519)
------------------------------------------------------------------------------------------------------------------------------------------------------
Total credit available **	$ 731
======================================================================================

*	The Letter of Credit Agreements only include Standby Letter of Credits from Bank of America.
**

On March 31, 2003, the amount of total credit available increased by $200 million resulting from the pay down of the facility from the proceeds of the increase in the accounts receivable secured borrowing program. On April 23, 2003, the amount of total credit available increased by $354 million resulting from the pay down of the facility from the proceeds of the income tax refunds. However, we were limited to $893 million of incremental debt available pursuant to certain restrictive debt covenants and our outstanding debt balance at March 29, 2003.

The unsecured financing facilities require a maximum leverage ratio (as defined in the financing facilities agreements) of 70.00% on March 29, 2003; 67.50% on June 28, 2003, September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the financing facilities agreements), of 2.25 to 1.00 on March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $12,594 (as defined in the financing facilities agreements) for so long as our leverage ratio exceeds 65.00%. We were in compliance with these debt covenants as of March 29, 2003, with a leverage ratio of 66.70%, an interest coverage ratio of 2.53 to 1.00, a debt balance (as defined in the financing facilities agreements) of $11,701 million and an adjusted net worth surplus of $377 million. All of these amounts were calculated in accordance with the financing facilities agreements.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions. We were in compliance with the covenants of these agreements.

Our continued compliance with these restrictive covenants is dependent on substantially achieving the 2003 forecast, which is dependent on a number of factors, many of which are outside of our control. We believe the forecast is reasonable and we will remain in compliance with these covenants. Should events occur that result in noncompliance, we believe there are remedies available acceptable to our lenders and us.

At March 29, 2003, we had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.3% to fixed rate obligations with an average effective interest rate of approximately 5.9%. During the first three months of 2003, interest rate exchange agreements increased interest expense by $3 million. The agreements had a weighted-average maturity of approximately five months at March 29, 2003.

At March 29, 2003, we also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first three months of 2003, these agreements decreased interest expense by $.5 million. The agreements had a weighted-average maturity of approximately three years at March 29, 2003.

The estimated fair value of our interest rate exchange agreements at March 29, 2003 was a $5 million liability. The liability balance represents the estimated amount we could have paid upon termination of the agreements. The fair value at March 29, 2003 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

As of March 29, 2003, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

11.

COMMITMENTS AND CONTINGENCIES. We are involved in various legal proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, Georgia-Pacific faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 174 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which we are involved, we estimate that approximately 37% are being investigated, approximately 21% are being remediated and approximately 42% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $128 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, assumptions least favorable to us among the range of reasonably possible outcomes were used. In estimating both our current reserve for environmental remediation and the possible range of additional costs, we have not assumed we will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in our environmental liability account for the last three fiscal years and first three months of 2003 and 2002.

In millions	First Quarter		Fiscal Year Ended
	2003	2002	2002	2001	2000
-------------------------------------------------------------------------------------------------------------------------------------

Beginning balance
Expense charged to earnings:
  Related to previously existing matters
  Related to new matters
Amounts related to acquisitions/(divestitures):
  Amounts assumed by others in divestitures
  Original purchase price allocations
  Changes in allocation of purchase price
Reversal of reserves
Payments

	$ 306 - - - - - (1) (3)	$ 318 1 - - - - - (4)	$ 318 14 - - - - - (26)	$ 121 2 15 - - 207 - (27)	$ 57 29 2 - 49 - - (16)
-------------------------------------------------------------------------------------------------------------------------------------
Ending balance	$ 302	$ 315	$ 306	$ 318	$ 121
============================================================================

KALAMAZOO RIVER SUPERFUND SITE

We are currently implementing an Administrative Order by Consent ("AOC") entered into with the Michigan Department of Natural Resources and the United States Environmental Protection Agency ("United States EPA") regarding an investigation of the Kalamazoo River Superfund Site. The Kalamazoo River Superfund Site is comprised of 35 miles of the Kalamazoo River, three miles of Portage Creek and a number of operable units in the form of landfills, waste disposal areas and impoundments. We became a PRP for the site in December 1990 by signing the AOC. There are two other named PRPs at this time. The contaminant of concern is polychlorinated biphenyls ("PCBs") in the river sediments and residuals in the landfills and waste disposal areas.

A draft Remedial Investigation/Feasibility Study ("RI/FS") for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by us and other PRPs. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. In February 2001, the PRPs, at the request of the State of Michigan, also evaluated 9 additional potential remedies. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of riverbank and long-term monitoring of the riverbed. The total cost for this remedy is approximately $73 million. It is unknown over what timeframe these costs will be paid out. The United States EPA has taken over management of the RI/FS and is evaluating the proposed remedy. We cannot predict what impact or change will result from the United States EPA's assuming management of the site.

We are paying 50% of the costs for the river portion of the RI/FS investigation based on an interim allocation. This 50% interim allocation includes the share assumed by Fort James prior to its acquisition by us. Several other companies have been identified by government agencies as PRPs, and all but one is believed to be financially viable. We are currently engaged in cost recovery litigation against two other parties, and have identified several more parties that it believes have some share of liability for the river.

As part of implementing the AOC, we have investigated the closure of two disposal areas which are contaminated with PCBs. The cost to remediate one of the disposal areas, the King Highway Landfill, was approximately $9 million. The remediation of that area is essentially complete and we are waiting for final approval of the closure from the State of Michigan. A 30-year post-closure care period will begin upon receipt of closure approval. Expenditures accrued for post-closure care will be made over the following 30 years. We are solely responsible for closure and post closure care of the King Highway Landfill.

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/A Site landfill, will be approximately $8 million. We are still negotiating the final closure agreement with the State of Michigan. It is anticipated these costs will be paid out over the next five years, and for post-closure care for 30 years following certification of the closure. We are solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill, and are sharing investigation costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between us and Millennium Holdings has not been made, however, our share should not exceed 50%.

We have spent approximately $31.2 million on the Kalamazoo River Superfund Site through March 29, 2003 broken down as follows:

Site	(in millions)
River	$ 17.5
King Highway	9.0
A Site	1.7
Willow Blvd.	3.0
$ 31.2

All of these amounts were charged to earnings.

The reserve for the Kalamazoo River Superfund Site is based on the assumption that the bank stabilization remedy will be selected as the final remedy by the United States EPA and the State of Michigan, and that the costs of the remedy will be shared by several other PRPs. Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe that the reserves are adequate; however, it is reasonably possible that costs associated with the Kalamazoo River Superfund Site may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $70 million.

FOX RIVER SUPERFUND SITE

The Fox River site in Wisconsin is comprised of 39 miles of the Fox River and Green Bay. The site was nominated by the United States EPA (but never finally designated) as a Superfund Site due to contamination of the river by PCBs through wastewater discharged from the recycling of carbonless copy paper from 1953-1971. We became a PRP through our acquisition of Fort James.

In October 2001, the Wisconsin Department of Natural Resources ("WDNR") and the United States EPA released for public comment a draft RI/FS and proposed remedial action plan ("PRAP") for the Fox River and Green Bay. The draft sets forth a proposed remedy with an estimated total cost of $308 million. We provided comments on this plan to the relevant agencies in January 2002. Those comments questioned the WDNR's assumed costs for dredging, as information from other remediation dredging projects indicated costs per cubic yard of material dredged were significantly higher than those used by WDNR. We, along with other PRPs, also questioned the need to dredge the amount of sediment called for by the proposed remedy. We believe that other alternatives involving substantially less dredging would meet the risk reduction goals of WDNR. The final cleanup alternative to be selected and implemented, the costs of the alternative, and our share of these costs, are unknown at this time.

Six other companies have been identified by the governments as PRPs, most of which are believed to be financially viable. Under an interim allocation, we are paying 30 percent of costs incurred by the PRPs in analyzing and responding to the various agency reports, including the RI/FS and PRAP. We believe our ultimate liability will be less than 30 percent. It is unknown over what timeframe these costs will be paid out.

Our reserves for the Fox River site are based on the assumptions that the volume of sediment to be dredged will be less than the amount discussed in the PRAP, that the cost per cubic yard of sediment removed will be several times higher, as well as our estimate of our ultimate share of this liability. Given currently available information and our previous experience with respect to the clean up of hazardous substances, we believe our current reserves for this site are adequate. The WDNR is expected to issue a Record of Decision ("ROD") in 2003 for the portion of the Fox River Site into which the Fort James mill discharged wastewater. Depending on the conclusions of this ROD about the volume of sediment to be dredged and the permitted use of other remedies at this portion of the river, it is reasonably possible that our share of the remediation costs associated with this site may not require utilization of our entire reserves, or it may exceed our reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $20 million.

We have spent approximately $33.1 million from 1995 to March 29, 2003 on the Fox River site, some of which was spent by Fort James prior to its acquisition by Georgia-Pacific.

In October 2000, the United States Fish and Wildlife Service ("FWS") released for public comment its Restoration and Compensation Determination Plan for natural resource damages to the Lower Fox River and Green Bay. We have entered into an agreement with the WDNR and the FWS that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12.5 million, and to date have paid approximately $8.7 million of this amount. The agreement will be effective when entered by a Federal District Court in Wisconsin. The $12.5 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

In 1999 Georgia-Pacific and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc., contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue's status as a PRP, and indemnified the joint venture and us against these liabilities. In 2001, we (having acquired all of Chesapeake's interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) ("SCA") and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which we acquired Chesapeake's interest in the joint venture, Chesapeake specifically agreed that we would retain Chesapeake's prior indemnification for these liabilities.

WHATCOM WATERWAY SUPERFUND SITE

The Whatcom Waterway is a Federal channel located adjacent to our pulp and paper mill in Bellingham, Washington. The State declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named us as a Potentially Liable Party ("PLP") in the case. The State is presently preparing to name other PLPs in the case.

We completed an RI/FS and identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. It is anticipated these costs will be paid out over the next 5 to 10 years. We have completed interim remedial action and habitat restoration of a portion of the site. Environmental monitoring of this portion of the site is ongoing. The reserve for the Whatcom Waterway site is based on the assumptions that the $23 million proposed remedy involving limited dredging and capping will be selected by the State of Washington as the final remedy and that the cost of the remedy will be shared among a small group of PLPs.

We have spent approximately $3.4 million through March 29, 2003 on the Whatcom Waterway site, all of which was charged to earnings.

OTHER

We are in discussion with the State of Mississippi (Department of Environmental Quality) concerning alleged Prevention of Significant Deterioration (PSD) violations under the Clean Air Act. We believe we have strong arguments that we did not violate PSD but a penalty may be assessed in excess of $100,000. We are unable at this time to be more specific in the amount of the penalty but the final amount will not be material impact to us.

ASBESTOS LITIGATION

We, along with many other companies, are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of their exposure, or that any injuries they have incurred did in fact result from exposure to our products. Virtually all asbestos suits involve multiple defendants and seek money damages. We are unable to provide any meaningful disclosure about the total amount of these damages, for the following reasons: First, we do not track this data in any form since we do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities. Second, we previously reviewed this issue and estimated that only a small percentage of the claims then pending against us contained any specific demand for damages, as opposed to a general demand for damages as the plaintiff may prove at trial, or a demand which was stated as being in excess of the minimum jurisdictional limit of a particular court. Third, even those complaints which did contain a specific damage demand nearly always involved multiple defendants (anywhere from 30 to over 100), most of which never manufactured joint systems products. As part of that prior review (which we have not updated), we did not identify any complaint which stated a specific demand for money damages solely from us. Finally, even for claims which allege specific damages, plaintiffs' lawyers often allege the same amount of damages regardless of the specific disease a plaintiff may have. In addition, in many cases no specific disease is alleged, and thus the damages alleged are meaningless because the ultimate settlement value of any claim is significantly influenced by the actual disease the plaintiff is able to prove.

The following table presents information about the approximate number of Georgia-Pacific's asbestos claims during the past three fiscal years and the first fiscal quarters of each of 2003 and 2002:

	First Quarter		Fiscal Year Ended
	2003	2002	2002	2001	2000
Claims Filed [1]	10,400	8,100	41,700	39,700	55,600
Claims Resolved [2]	12,500	7,700	35,100	30,900	46,000
Claims Unresolved at End of Period	66,700	62,600	68,800	62,200	53,400

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by Georgia-Pacific.

[2]

Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, our wholly-owned subsidiary, currently is defending approximately 720 asbestos premises liability claims.

From the commencement of this litigation through March 29, 2003, we either had settled, had dismissed or were in the process of settling a total of approximately 282,200 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $486 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

In the Fall of 2001, we retained National Economic Research Associates (NERA) and Peterson Consulting, nationally recognized consultants in asbestos liability and insurance, to work with us to project the amount, net of insurance, that we would pay for our asbestos-related liabilities and defense costs through 2011. Based on the analysis of NERA and Peterson Consulting, at the end of 2001 we established reserves for the probable and reasonably estimable asbestos liabilities and defense costs we believed we would pay through 2011, and established receivables for insurance recoveries that were deemed probable. In the fourth quarter of 2001, we recorded a pre-tax charge to earnings of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, we expected to pay through 2011.

NERA's estimate was based on historical data supplied by publicly available studies and us. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of these diseases occurred prior to 2002. It expected, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases would drop beginning in 2001. It also cited annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma began to decline in the mid-1990s. NERA expected these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA's view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, would result in the number of claims filed against us for asbestos-related injuries beginning to decline in 2002. While the number of new claims filed against us in 2002 were slightly higher than in 2001, we are of the view that the number of new claims filed against us is consistent with NERA's estimate.

However, during 2002 we paid, pre-tax and before insurance, approximately $181 million for our asbestos liabilities and defense costs, which was $75 million more than we expected to pay based on NERA's estimate. These higher payments were caused by a $10 million judgment which we paid in one case decided on appeal by the Maryland Supreme Court in 2002, and higher than expected settlements paid in less than 1% of the total cases it resolved in 2002, all of which involved mesothelioma claims. During 2001, we paid, pre-tax and before insurance, about $84 million for our asbestos liabilities and defense costs. Because of 2002's higher asbestos liabilities and defense costs, we asked NERA to review its original estimate and adjust it as needed. NERA's revised estimate shows that our total, undiscounted asbestos liabilities, including defense costs, over the ten-year period from 2002 through 2012 will be slightly less than $1.2 billion, before any insurance recoveries and ignoring any possible tax benefits. The principal factor contributing to the increase in NERA's total estimate was the projected effect of the higher indemnity and defense costs we experienced in 2002 on our costs in future years. In addition, NERA extended its original estimate through 2012, which accounted for approximately $60 million of the total accrual, before insurance. We believe that NERA's projection represents its best estimate of the reasonably estimable asbestos costs we will incur based upon currently available information.

As they did at the end of 2001, we and Peterson Consulting , analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and Peterson Consulting believed appropriate to ascertain the amount of probable insurance recoveries from our insurers for the accrued asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, as well as insolvencies among certain of our insurance carriers. Although we and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery estimates. Based on this analysis, our total expected insurance recoveries for our projected asbestos liabilities and costs over the period through 2012 will be about $670 million. As a result, in the fourth quarter of 2002 we recorded an additional pre-tax charge to earnings of $315 million which, when added to amounts remaining from charges recorded in 2001, we believe are sufficient to cover our projected asbestos liabilities and defense costs, net of expected insurance recoveries. We recorded the reserves for our asbestos liabilities as "Other current liabilities" and "Other long-term liabilities," and the related insurance recoveries as "Other current assets" and "Other assets," in the accompanying consolidated balance sheets.

The charge to earnings taken in the fourth quarter of 2002 was due to the increase in our projected asbestos liabilities contained in NERA's revised estimate, insolvencies of certain insurance companies which wrote a part of our excess layers of product liability insurance, as well as assumptions by Peterson Consulting and us about the outcome of likely allocation and coverage issues involving this insurance. The insurance receivable recorded by us does not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of NERA's estimate. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 25% of these insurance recoveries are from any one company, though several of the insurers are under common control. We have limited amounts of product liability insurance remaining beyond the amounts recorded for the period through 2012.

The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, and receipts from our insurance carriers, and additions to our expected insurance receivables, for the last three fiscal years and first fiscal quarters of each of 2003 and 2002 (dollars in millions):

	First Quarter		Fiscal Year End
	2003	2002	2002	2001	2000
------------------------------------------------------------------------------------------------------------------------------------
Asbestos Liabilities Beginning Balance Accruals Payments	$ 1,162.5 - (45.8)	$ 836.6 - (32.4)	$ 836.6 507.0 (181.1)	$ 136.5 783.7 (83.6)	$ 88.0 106.1 (57.6)
------------------------------------------------------------------------------------------------------------------------------------
Ending Balance	$ 1,116.7	$ 804.2	$ 1,162.5	$ 836.6	$ 136.5
===========================================================================
Insurance Receivable Beginning Balance Receipts Accruals	$ 669.7 (41.7) -	$ 527.2 - -	$ 527.2 (49.5) 192.0	$ 171.9 (65.6) 420.9	$ 105.6 (36.3) 102.6
------------------------------------------------------------------------------------------------------------------------------------
Ending Balance	$ 628.0	$ 527.2	$ 669.7	$ 527.2	$ 171.9
===========================================================================

The analyses of NERA and Peterson Consulting in both 2001 and 2002 are based on their professional judgment. The more important assumptions in NERA's projection of the number of claims that will be filed against us include the population exposed to asbestos-containing products manufactured by Georgia-Pacific, the expected occurrence of various diseases in these exposed populations, the rate at which these exposed populations actually file claims, and activities of the asbestos plaintiffs' bar designed to maximize its profits from these claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs' bar with respect to the value of each claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against us.

Generally, NERA's projections assume:

*      That the number of new claims to be filed against us each year through 2012 will decline at a fairly constant rate each year beginning in 2003;

*      That the percentage of claims settled by us will be about three-quarters of the total number of claims resolved (whether by settlement or dismissal) each year through 2012;

*      That the average estimated per case settlement costs, as adjusted to reflect the higher indemnity costs experienced in 2002, are anticipated to decrease slightly over the period through 2012; and

*      That the total amounts paid by us in settlements, and in defense and administrative costs, will decline at varying rates over the period through 2012.

Among the more important assumptions made by Peterson in projecting our future insurance recoveries are the resolution of allocation issues among various layers of insurers, the application of particular theories of recovery based on decided cases, and the continuing solvency of various insurance companies.

Given these assumptions, and the uncertainties involved in each of them, our actual asbestos liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Peterson projections, and all of these assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by these projections, may or may not affect the validity of the overall projections. We intend to monitor our accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and will make adjustments to these accruals as required by generally accepted accounting principles.

For all of these reasons, there can be no assurance that our currently accrued asbestos liabilities will be accurate, that our accrued insurance recoveries will be realized, or that we will not be required in the future to incur additional charges relating thereto. Given these uncertainties, we believe that it is reasonably possible that we will incur asbestos liabilities for the period through 2012 and beyond in amounts in excess of the NERA estimate, but cannot estimate the excess amount at this time. We believe that it is reasonably possible that any additional excess liabilities could be material to our operating results in any given quarter or year but, based on the information available to us at present, do not believe that it is reasonably possible that the additional liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

OTHER LITIGATION

On April 14,1997, a class action lawsuit alleging claims under the Employee Retirement Income Security Act of 1974 ("ERISA ") was filed against us and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (the "Plan") (together, the "Defendants") in the United States District Court for the Northern District of Georgia, seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement from the Corporation (the "Plaintiff class"), together with interest, attorney's fees, and costs. After the District Court granted the Defendants' motion for summary judgment in March 1999, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's ruling in August 2000 and remanded the case for further proceedings, holding that the terms of the Plan required a calculation of lump-sum benefits that could result in additional payments to members of the class. In September 2000, the Defendants filed a petition for rehearing and rehearing en banc with the Eleventh Circuit, which was denied. The Defendants also filed a petition for certiorari to the United States Supreme Court in January 2001, which was denied. In March 2002, the District Court issued an Order granting in part and denying in part the summary judgment motions of both the Plaintiff class and the Defendants. In addition, the Order remanded some issues to the Plan administrator for interpretation and specified that the parties must file another proposed order implementing these rulings within a certain time period.

We have determined that, in all likelihood, damages will be awarded to the Plaintiff class, which will require the Plan to make additional payments to members of the class and may in turn affect the our net periodic pension cost and obligation to fund the Plan over time. In November 2002, the Defendants reached a settlement in principle with the Plaintiff class, which settlement should not result in a material impact on our funding obligation or results of operations. However, early in the first quarter of 2003, the settlement negotiations were terminated. Notwithstanding termination of the negotiations, the Plaintiff class filed a motion seeking a ruling that an enforceable agreement was reached. The District Court ordered the parties to make a request for a discovery period on the issues related to the enforceability of the proposed settlement in principle, or, in the Defendant 's case, to file a response to the Plaintiffs' motion to enforce. Defendants requested a discovery period, and Defendants intend at this time to respond timely to the motion to enforce.

In August 1995, Fort James, at the time a publicly-held corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc. ("CV"), (a wholly-owned subsidiary of Fort James) and CV's subsidiary Crown Paper Co. ("CP"). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to Fort James in payment for the transferred assets and other consideration. CV also issued to Fort James a pay-in-kind note with a face amount of $100 million. CV shares were then spun off to the Fort James shareholders and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2001, CP and CV filed for bankruptcy. Various creditors have indicated that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of these assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously.

Although the ultimate outcome of these environmental matters and legal proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these and other environmental matters and legal proceedings could be material to operating results in any given quarter or year but will not have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

GUARANTEES AND INDEMNIFICATIONS

Georgia-Pacific is a party to contracts in which it is common for us to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

We are a 50% partner in a joint venture ("GA-MET") with Metropolitan Life Insurance Company ("Metropolitian"). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

Additionally, in connection with the sale of assets and the divestiture of businesses, we may agree to indemnify the buyer of the assets and related parties for certain losses or liabilities incurred by the buyer with respect to (i) the representations and warranties made to the buyer by us in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities, and other liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities of Georgia-Pacific, but simply serve to protect the buyer from potential liability associated with our obligations existing at the time of the sale. As with any liability, we have previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of the indemnities summarized below, which result from significant asset sales and divestures in recent years.

*    Unisource -- In connection with the sale of 60% of our Unisource paper distribution subsidiary to an affiliate of Bain Capital Partners, LLC, we agreed to indemnify Unisource for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $8 million. Upon exceeding this $8 million threshold, we are generally obligated to provide indemnification for any losses in excess of $8 million, up to a limit of $150 million. This general indemnification obligation expires on May 2, 2005, provided that Unisource may make certain claims with respect to various (i) tax and employee benefit matters until the expiration of the applicable statute of limitations and (ii) environmental matters until late 2007.

*    Domtar Inc. -- In connection with the sale of certain of our paper and pulp mills to Domtar Inc. ("Domtar"), we agreed to indemnify Domtar for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $16.5 million. Upon exceeding this $16.5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $16.5 million, up to a limit of $500 million. The majority of these general indemnification obligations expired on March 31, 2003, and Domtar has asserted some claims under these provisions. However, we remain subject to certain claims by Domtar for various environmental liabilities assumed by it until mid 2011. Our liability with respect to these environmental claims is capped at $100 million, yet remains subject to the $16.5 million threshold discussed above.

*    SCA -- In connection with the sale of our away-from-home tissue manufacturing assets to Svenska Cellulosa Akticbolaget SCA (publ) ("SCA"), we agreed to indemnify SCA with respect to certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $2 million. Upon exceeding this $2 million threshold, we generally are obligated to provide indemnification for any losses in excess of $1 million, up to a limit of $425 million. The majority of these general indemnification obligations expired on March 2, 2003, and SCA has asserted some claims under these provisions. However, we remain subject to certain claims by SCA for various environmental claims until early 2009. Unlike our $425 million limit on liability with respect to general claims, our liability with respect certain environmental claims made by SCA is capped at $850 million, less the amount of any indemnification payments previously made under our general indemnification obligations.

*    Plum Creek Timber Company, Inc. -- In connection with the sale of our timberlands to Plum Creek Timber Company, Inc. via the spin-off of The Timber Company, we agreed to indemnify Plum Creek with respect to certain losses resulting from breaches of limited representations and warranties contained in the separation agreement. This indemnity, which we believe is significantly narrow, generally is not capped at a maximum potential liability and does not expire.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to the divestitures summarized above will be material to our results of operations, financial position, or liquidity. We will accrue a liability related to a specific indemnity when future payment is probable and the amount is reasonably estimable.

26

12.

CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed our $1.5 billion senior notes offering (see Note 10), which was completed on January 30, 2003. Fort James Operating Company, a subsidiary of Fort James, guarantees the securities issued by Fort James. Similarly, our Multi-Year Revolving Credit Facility is guaranteed by certain of our domestic subsidiaries. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

Certain assets and liabilities are administered by us, and, accordingly, are maintained at the Corporation and thus are not reflected on the balance sheets of our subsidiaries. The statements of operations properly reflect all results of operations of each respective entity. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James and Fort James Operating Company because the securities issued by Fort James are fully and unconditionally guaranteed by the us:

CONSOLIDATING STATEMENTS OF INCOME
FIRST QUARTER 2003
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 2,352	$ -	$ 1,195	$ 500	$ 1,108	$ (588)	$ 4,567
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	2,076 119 116 100 136 (91)	- - - - 6 (66)	849 116 64 37 109 74	356 43 28 37 (62) -	940 31 53 17 18 1	(588) - - - - 161	3,633 309 261 191 207 79
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	2,456	(60)	1,249	402	1,060	(427)	4,680
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and accounting change Benefit (provision) for income taxes	(104) 73	60 2	(54) 20	98 (20)	48 (18)	(161) -	(113) 57
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before accounting change Cumulative effect of accounting change, net of taxes	(31) 3	62 2	(34) 22	78 -	30 1	(161) -	(56) 28
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (28)	$ 64	$ (12)	$ 78	$ 31	$ (161)	$ (28)
=============================================================================================================

CONSOLIDATING STATEMENTS OF INCOME
FIRST QUARTER 2002
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net sales	$ 2,306	$ -	$ 1,203	$ 420	$ 2,415	$ (548)	$ 5,796
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	1,935 113 109 128 162 395	- - - - 14 (108)	787 121 66 41 89 -	306 36 22 33 (48) -	1,971 224 62 63 16 (2)	(548) - - - - (282)	4,451 494 259 265 233 3
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses	2,842	(94)	1,104	349	2,334	(830)	5,705
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and accounting change Benefit (provision) for income taxes	(536) 52	94 5	99 (37)	71 (25)	81 (25)	282 -	91 (30)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before accounting change Cumulative effect of accounting change, net of taxes	(484) -	99 -	62 -	46 -	56 (545)	282 -	61 (545)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income	$ (484)	$ 99	$ 62	$ 46	$ (489)	$ 282	$ (484)
=============================================================================================================

CONSOLIDATING STATEMENTS OF CASH FLOWS
FIRST QUARTER 2003
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by operating activities	$ 72	$ 4	$ (136)	$ 131	$ (96)	$ -	$ (25)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(55) 1 (5)	- - -	(46) - -	(8) - (3)	(14) - (1)	- - -	(123) 1 (9)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(59)	-	(46)	(11)	(15)	-	(131)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities: Net increase (decrease) in debt Net change in intercompany payable/invested equity Fess paid to issue debt Cash dividends paid	284 (230) (37) (31)	7 (11) - -	(26) 208 - -	(18) (78) - -	- 111 (1) -	- - - -	247 - (38) (31)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities	(14)	(4)	182	(96)	110	-	178
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	(1) 3	- -	- -	24 18	(1) 14	- -	22 35
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ 2	$ -	$ -	$ 42	$ 13	$ -	$ 57
=============================================================================================================

CONSOLIDATING STATEMENTS OF CASH FLOWS
FIRST QUARTER 2002
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash (used for) provided by operating activities	$ 67	$ 41	$ 30	$ (17)	$ 109	$ (22)	$ 208
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(64) - -	- - -	(21) - -	(13) - -	(26) 13 (2)	- - -	(124) 13 (2)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities	(64)	-	(21)	(13)	(15)	-	(113)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities: Net increase (decrease) in debt Net change in intercompany payable/invested equity Proceeds from option plan exercises Cash dividends paid	255 (230) 1 (29)	(2) (39) - -	(29) 20 - -	(26) 69 - -	(253) 158 - -	- 22 - -	(55) - 1 (29)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities	(3)	(41)	(9)	43	(95)	22	(83)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Increase in cash Balance at beginning of period	- -	- -	- 1	13 12	(1) 18	- -	12 31
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	$ -	$ -	$ 1	$ 25	$ 17	$ -	$ 43
=============================================================================================================

CONSOLIDATING BALANCE SHEETS
AS OF MARCH 29, 2003
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ 2 (10) 890 33 381 595	$ - - - - 9 -	$ - (11) 742 (15) - 84	$ 42 505 249 15 17 7	$ 13 1,473 361 2 93 144	$ - - - - (500) (34)	$ 57 1,957 2,242 35 - 796
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	1,891	9	800	835	2,086	(534)	5,087
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	2,963	-	3,268	1,076	1,878	-	9,185
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	485	-	5,931	791	455	-	7,662
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany note receivable	2,280	1,954	-	3,437	574	(8,245)	-
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	11,149	9,079	454	370	935	(19,064)	2,923
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 18,768	$ 11,042	$ 10,453	$ 6,509	$ 5,928	$ (27,843)	$ 24,857
=============================================================================================================

CONSOLIDATING BALANCE SHEETS (continued)
AS OF MARCH 29, 2003
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 312 586 91 812	$ 266 - 159 24	$ 6 148 17 269	$ 10 449 - 136	$ 714 235 233 136	$ - - (500) (34)	$ 1,308 1,418 - 1,343
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	1,801	449	440	595	1,318	(534)	4,069
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	9,086	1,028	280	62	110	-	10,566
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,654	-	294	511	889	(103)	4,245
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	130	-	719	11	552	-	1,412
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany note payable	532	919	4,863	109	1,822	(8,245)	-
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders'/invested equity	4,565	8,646	3,857	5,221	1,237	(18,961)	4,565
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 18,768	$ 11,042	$ 10,453	$ 6,509	$ 5,928	$ (27,843)	$ 24,857
=============================================================================================================

CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 28, 2002
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ 3 (11) 817 33 348 622	$ - - - - - -	$ - 11 704 (16) - 22	$ 18 461 239 16 6 25	$ 14 1,316 376 2 86 55	$ - - - - (440) (1)	$ 35 1,777 2,136 35 - 723
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current assets	1,812	-	721	765	1,849	(441)	4,706
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment, net	2,991	-	3,362	1,061	1,908	-	9,322
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Goodwill, net	485	-	5,931	792	455	-	7,663
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany note receivable	2,281	1,956	-	3,310	574	(8,121)	-
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other assets	10,804	8,857	465	373	924	(18,485)	2,938
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$ 18,373	$ 10,813	$ 10,479	$ 6,301	$ 5,710	$ (27,047)	$ 24,629
=============================================================================================================

CONSOLIDATING BALANCE SHEETS (continued)
AS OF DECEMBER 28, 2002
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 329 659 86 734	$ 266 - 142 23	$ 5 208 - 197	$ 16 426 - 134	$ 715 239 212 93	$ - - (440) 1	$ 1,331 1,532 - 1,182
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities	1,808	431	410	576	1,259	(439)	4,045
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding current portion	8,706	1,012	284	72	111	-	10,185
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities	2,606	-	485	530	877	(101)	4,397
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities	161	-	751	(23)	553	-	1,442
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Intercompany note payable	532	920	4,727	111	1,832	(8,122)	-
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Shareholders'/invested equity	4,560	8,450	3,822	5,035	1,078	(18,385)	4,560
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity	$ 18,373	$ 10,813	$ 10,479	$ 6,301	$ 5,710	$ (27,047)	$ 24,629
=============================================================================================================

34

13.

OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution. During the first quarter of 2003, we realigned our reportable segments for financial reporting purposes to align reporting with the company's current operating structure. We made certain reclassifications to the 2002 segment data to conform to the 2003 presentation. The following represents selected operating data for each reportable segment for the three months ended March 2003 and 2002.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Quarter 2003		First Quarter 2002
------------------------------------------------------------------------------------------------------------------------------------------------------
NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Paper distribution Building products manufacturing Building products distribution Other	$ 1,287 473 660 497 - 766 884 -	28% 10 15 11 - 17 19 -	$ 1,290 397 621 437 1,380 771 900 -	22% 7 11 8 24 13 15 -
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales to unaffiliated customers	$ 4,567	100%	$ 5,796	100%
========================================================================================

INTERSEGMENT SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 1 - 29 88 - 449 2 (569)		$ 32 - 34 168 6 461 2 (703)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total intersegment sales	$ -		$ -
========================================================================================

TOTAL NET SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 1,288 473 689 585 - 1,215 886 (569)	28% 10 15 13 - 27 19 (12)	$ 1,322 397 655 605 1,386 1,232 902 (703)	23% 7 11 10 24 21 16 (12)
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total net sales	$ 4,567	100%	$ 5,796	100%
========================================================================================
[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Quarter 2003		First Quarter 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------

OPERATING PROFITS (LOSSES)
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[2]

	$ 123 43 59 (52) - (17) 3 (65)	131% 45 63 (55) - (18) 3 (69)	$ 215 45 86 5 (2) 44 23 (92)	66% 14 26 1 - 14 7 (28)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profits Interest expense	94 (207)	100% ===	324 (233)	100% ===
--------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes Benefit (provision) benefit for income taxes	(113) 57		91 (30)
--------------------------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before accounting change Cumulative effect of accounting change, net of taxes	(56) 28		61 (545)
--------------------------------------------------------------------------------------------------------------------------------------------------------
Net loss	$ (28)		$ (484)
=======================================================================================
[2]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

During the first quarter of 2003 we reported consolidated net sales of $4.6 billion, compared with net sales of $5.8 billion for the first quarter of 2002. Included in 2002 are net sales of $1.4 billion related to Unisource. During the fourth quarter of 2002, we sold a 60% controlling interest in Unisource to Bain Capital Partners, LLC. Operating results from our 40% investment are now reported in the bleached pulp and paper segment (see Note 5 of the Notes to Financial Statements).

Interest expense decreased $26 million to $207 million in the first quarter of 2003 compared with $233 million in the first quarter of 2002, principally as a result of lower debt levels and to the PEPS Units that were redeemed during the third quarter of 2002.

The loss before income taxes and accounting change was $113 million and we reported an income tax benefit of $57 million for the first quarter of 2003, compared with income before income taxes and accounting change of $91 million and an income tax provision of $30 million for the first quarter of 2002. The effective tax rate in 2003 was different from statutory rates primarily because of lower international income tax rates, utilization of state tax credits and the reversal of approximately $10 million of income tax reserves no longer required in Europe. The effective tax rate in 2002 was different from statutory rates primarily because of lower international income tax rates and state tax credits.

On December 29, 2002, we adopted SFAS No. 143. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003 (see Note 9 of the Notes to Financial Statements).

Effective in the first quarter of 2002, we adopted SFAS No. 142. In accordance with the transition provisions of SFAS No. 142, we completed our initial assessment of the fair value of the net assets underlying all acquisition-related goodwill during the second quarter of 2002. The cumulative effect of the adoption of this principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to our paper distribution segment. The principal facts and circumstances leading to this impairment included a dimunition of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource (see Note 8 of the Notes to Financial Statements).

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 13 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $1,288 million and $123 million, respectively, for the first quarter of 2003. Included in the 2003 operating results is a pre tax impairment charge of $25 million related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6 of the Notes to Financial Statements). On May 2, 2003, the Governor of Maine announced an economic support plan that will enable us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 will be reversed. Any severance or business exit costs associated with the closed operations will be charged to earnings when the related liability is incurred. First quarter 2002 net sales and operating profits were $1,322 million and $215 million, respectively. Operating profits for the 2002 first quarter included a charge of $14 million related to a fire at our Crossett, Arkansas tissue mill. The decrease in operating earnings was primarily due to lower selling prices for our retail tissue and Dixie products, increasing recycled fiber, natural gas and petroleum-based resin costs and the Old Towne asset impairment charge. During the remainder of 2003, we expect margins to improve as general economic conditions improve in the second half of the year and raw material costs decline.

INTERNATIONAL CONSUMER PRODUCTS

During the first quarter of 2003, the international consumer products segment reported net sales and operating profits of $473 million and $43 million, respectively, compared with $397 million and $45 million of net sales and operating profits, respectively, in the prior year. The first quarter 2003 decline in operating profits compared with 2002 is due to lower selling prices (in local currency) and increased fiber costs, partly offset by the savings from manufacturing and distribution cost reduction programs. Operating conditions in the international consumer products segment are expected to remain competitive in the face of rising raw material costs.

PACKAGING

The packaging segment reported net sales of $689 million and operating profits of $59 million in the first quarter of 2003, compared with net sales of $655 million and operating profits of $86 million in the first quarter of 2002. Sales volume increases were negatively impacted by higher energy costs, higher fiber costs along with increased converting costs due to the additional volume. During the first quarters of 2003 and 2002, we incurred paper machine slowback or shut downs at our containerboard mills, resulting in a reduction in containerboard production of 91,000 tons and 98,000 tons, respectively. We expect prices to increase on containerboard and corrugated for the remainder of 2003.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales of $585 million and an operating loss of $52 million in the 2003 first quarter. For the same period in 2002, the segment reported net sales of $605 million and operating profits of $5 million. Included in the 2003 operating results is an impairment charge of $49 million related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6) and an $8 million loss from the company's minority interest in Unisource (see Note 5). Average selling prices for the first quarter of 2003 increased 8% and 3% for market pulp and paper, respectively while fluff pulp prices decreased 4% compared with the first quarter of 2002. During the first quarter of 2003, sales volumes for market pulp increased 12% when compared to the same period in 2002. This increase was offset with a decline in sales volumes for fluff pulp and paper of 3% and 9%, respectively, and the Old Town asset impairment charge. For the remainder of 2003, earnings in the bleached pulp and paper segment are expected to improve as selling prices increase.

BUILDING PRODUCTS MANUFACTURING

During the first quarter of 2003, the building products manufacturing segment reported net sales of $1,215 million and an operating loss of $17 million. In the first quarter of 2002, the segment reported net sales and operating profits of $1,232 million and $44 million, respectively. The decrease in quarter-over-quarter net sales and operating profits resulted from a decrease in overall selling prices and volumes. Average selling prices for plywood, softwood lumber and particleboard decreased 3%, 5% and 7%, respectively compared to the prior year. Sales volumes for softwood lumber and oriented strand board decreased 6% and 24%, respectively. Also contributing to the decrease in profits were higher wood costs quarter-over-quarter. These decreases were offset slightly by a 10% increase in average selling prices for oriented strand board. The building products manufacturing segment is expected to improve in the second quarter as seasonal demand for these products strengthens. Anticipated reductions in natural gas costs and improved logging conditions will also benefit this segment.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profits for the building products distribution segment were $886 million and $3 million, respectively, for the first quarter of 2003. During the same period in 2002, the segment reported net sales and operating profits of $902 million and $23 million, respectively. The decrease in operating profits is a result of decreased selling prices for building products. During the remainder of 2003, the segment is expected to benefit from seasonal volume increases and improved product pricing.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $27 million to a loss of $65 million in 2003 from a loss of $92 million in the 2002 first quarter. This decrease was due to lower incentive costs, refunds of insurance premiums and corporate spending reductions.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2003, debt increased by approximately $358 million, primarily due to seasonal increased working capital needs. During the remainder of 2003, we expect our cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. If our 2003 cash flows are significantly less than expected, we could draw down funds from available credit facilities or issue additional debt. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES. For the three months ended March 2003 we used cash for operations of $25 million compared with generating cash from operations of $208 million a year ago. The decrease in cash provided by operating activities is primarily due to a decline in operating results for the quarter and increased working capital.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended March 2003 were $123 million, which included $68 million in the North America consumer products segment, $7 million in the international consumer products segment, $11 million in the packaging segment, $16 million in the bleached pulp and paper segment, $9 million in the building products manufacturing segment, $1 million in the building products distribution segment and $11 million in the other segment. Capital expenditures for property, plant and equipment in the first quarter of 2002 were $124 million. We expect to make capital expenditures for property, plant and equipment of approximately $750 million in 2003.

Effective November 2, 2002, we sold a 60% controlling interest in the Unisource paper distribution business to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with this disposal, we recorded a pretax loss of $298 million ($30 million after taxes) in the fourth quarter of 2002 in the paper distribution segment. In addition, we entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource. As part of these transactions, we:

a)	received $471 million in cash during fiscal 2002 in connection with the disposition and repaid debt;
b)	received $169 million in cash as a result of the financing lease arrangement accounted for by us as a capital lease;
c)	received two payment-in-kind notes from Unisource for $70 million and $100 million, which accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012; and
d)	entered into a sublease with Unisource for certain warehouses retained by us.

In addition, in the second quarter of 2003, we received more than $193 million of cash refund from the related income tax benefit of the Unisource sale.

As part of this transaction, we have entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers' compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our 40% investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

During the first quarter of 2002, we sold various assets, including a gypsum wallboard paper mill, for a total of $13 million in cash and recognized a pretax gain of $4 million which was reflected in "Other losses, net" in the accompanying consolidated statements of operations.

FINANCING ACTIVITIES. Our total debt increased by $358 million to $11,874 million at March 29, 2003 from $11,516 million at December 28, 2002. At March 29, 2003, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements was 6.59%.

As of March 29, 2003, we had $700 million outstanding under our accounts receivable secured borrowing program which expires in December 2003. On March 31, 2003, we increased our borrowings under our accounts receivable secured borrowing program by $200 million and used the funds to pay down debt. G-P Receivables is a wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells the receivables to the various banks and entities that purchase the receivables. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. This program is accounted for as a secured borrowing. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

On January 30, 2003, we completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the second quarter of 2003, we intend to cause Fort James Operating Company, a subsidiary of Fort James Corporation, to guarantee these notes as well. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and approximately $1 billion of bank debt outstanding under the revolving credit facility. We paid approximately $32 million in fees associated with the transaction. The fees are being amortized over the term of the senior notes.

The $1.5 billion senior notes offering completed on January 30, 2003 requires a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the agreement) and various non-financial covenants. We were in compliance with these debt covenants as of March 29, 2003.

On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrawn our commercial paper rating.

At March 29, 2003, the Multi-Year Revolving Credit Facility totaled $3,250 million with a maturity date of November 28, 2005. Pursuant to an amendment to the Multi-Year Revolving Credit Facility, dated as of March 28, 2003 (the "Amendment Effective Date"), amounts available thereunder are (a) now comprised of (i) $2,750 million in revolving loans and (ii) $500 million in term loans, established on April 1, 2003 and due November 2005, and (b) will be reduced to $3,000 million on December 31, 2004, with a $2,500 million revolver and the $500 million term loan.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. As of March 29, 2003, we paid $3 million in commitment fees and $3 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. At March 29, 2003, $1,982 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.8%. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

On April 23, 2003, we received income tax refunds of approximately $354 million, including the tax refund related to the Unisource sale, and used these funds to pay down debt. During the second or third quarter of 2003, we expect to settle an income tax issue related to Fort James and pay approximately $100 million. This liability, which had been accrued in purchase accounting, is included in "Other current liabilities" on the consolidated balance sheets.

The amounts outstanding under our credit agreement include the following:

In millions	March 29, 2003
------------------------------------------------------------------------------------------------------------------------------------------------
Commitments: Multi-Year Revolving Credit Facility	$ 3,250
-----------------------------------------------------------------------------------------------------------------------------------------------
Amounts Outstanding: Letter of Credit Agreements* Multi-Year Revolving Credit Facility due November 2005, average rate of 3.8%	(537) (1,982)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit balance	(2,519)
-----------------------------------------------------------------------------------------------------------------------------------------------
Total credit available**	$ 731
==================================================================================

*	The Letter of Credit Agreements only include Standby Letter of Credits from Bank of America.
**

On March 31, 2003, the amount of total credit available increased by $200 million resulting from the pay down of the facility from the proceeds of the increase in the accounts receivable secured borrowing program. On April 23, 2003, the amount of total credit available increased by $354 million resulting from the pay down of the facility from the proceeds of the income tax refunds. However, we were limited to $893 million of incremental debt available pursuant to certain restrictive debt covenants and our outstanding debt balance at March 29, 2003.

The unsecured financing facilities require a maximum leverage ratio (as defined in the financing facilities agreements) of 70.00% on March 29, 2003; 67.50% on June 28, 2003, September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the financing facilities agreements), of 2.25 to 1.00 on March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth that changes quarterly and a maximum debt level of $12,594 (as defined in the financing facilities agreements) for so long as our leverage ratio exceeds 65.00%. We were in compliance with these debt covenants as of March 29, 2003, with a leverage ratio of 66.70%, an interest coverage ratio of 2.53 to 1.00, a debt balance (as defined in the financing facilities agreements) of $11,701 million and an adjusted net worth surplus of $377 million. All of these amounts were calculated in accordance with the financing facilities agreements.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are mentioned above. In addition, certain agreements contain cross-default provisions. We were in compliance with the covenants of these agreements.

Our continued compliance with these restrictive covenants is dependent on substantially achieving the 2003 forecast, which is dependent on a number of factors, many of which are outside of our control. We believe the forecast is reasonable and we will remain in compliance with these restrictive covenants. Should events occur that result in noncompliance, we believe there are remedies available acceptable to us and our lenders.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations as of March 29, 2003. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and do not attempt to project future interest rates.

(In millions) ---------------	2003 -------	2004 -------	2005 -------	2006 -------
Debt
Secured borrowings	$ 700	-	-	-
Average interest rates	2.5%	-	-	-
Credit facilities	$ 554	-	$ 1,428	-
Average interest rate	3.8%	-	3.8%	-
Notes and debentures	$ 26	$ 336	$ 554	$ 600
Average interest rates	3.9%	6.7%	3.9%	7.5%
Euro-denominated bonds	-	$ 323	-	-
Average interest rates	-	4.8%	-	-
Revenue bonds	$ 3	$ 31	$ 21	-
Average interest rates	5.2%	1.6%	5.6%	-
Capital leases	$ 5	$ 12	$ 13	$ 14
Average interest rates	7.0%	7.3%	7.4%	7.4%
European debt	$ 10	$ 11	$ 11	$ 9
Average interest rates	4.7%	4.9%	4.9%	5.0%
Other loans	$ 5	-	-	-
Average interest rates	3.0%	-	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	$ 300	-	-	-
Average interest rate paid (fixed)	5.9%	-	-	-
Average interest rate received (variable)	1.6%	-	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	-
Average interest rate cap	-	-	7.5%	-
Average interest rate floor	-	-	5.5%	-

(In millions) ---------------	2007 -------	Thereafter -------------	Total -------	Fair value March 29, 2003 ---------------
Debt
Secured borrowings	-	-	$ 700	$ 700
Average interest rates	-	-	2.5%	2.5%
Credit facilities	-	-	$ 1,982	$ 1,982
Average interest rates	-	-	3.8%	3.8%
Notes and debentures	$ 300	$ 5,902	$ 7,718	$ 7,137
Average interest rates	6.9%	8.6%	7.9%	8.7%
Euro-denominated bonds	-	-	$ 323	$ 331
Average interest rates	-	-	4.8%	3.0%
Revenue bonds	$ 28	$ 782	$ 865	$ 714
Average interest rates	4.9%	5.1%	5.0%	7.4%
Capital leases	$ 17	$ 221	$ 282	$ 271
Average interest rates	7.6%	7.2%	7.2%	9.6%
European debt	$ 6	$ 25	$ 72	$ 72
Average interest rates	4.6%	3.5%	4.4%	4.4%
Other loans	-	-	$ 5	$ 4
Average interest rates	-	-	3.0%	3.5%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 300	$ (5)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	1.6%	1.6%
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 5
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-	-	5.5%	5.5%

Approximately $148 million of our revenue bonds are supported by letters of credit that expire within one year. We have the intent and ability to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms. We also have the intent to refinance $554 million of notes and debentures due in 2003 with borrowings under the Multi-Year Revolving Credit Facility, which is due in 2005. Accordingly, we have reflected the maturity of this amount in 2005. A portion of the Multi-Year Revolving Credit Facility has been reflected as current due to repayments in 2003.

The following table presents commitment amounts by year of expected expiration for our standby letters of credit agreements.

(In millions) ---------------	2003 -------	2004 -------	2005 -------	2006 -------	2007 -------	Thereafter -------	Total -------
Standby Letters of Credit**	-	-	-	-	-	$ 45	$ 45

---------------
**	The Standby Letters of Credit for Bank of America totaling $537 million are excluded from the balance and included as amounts outstanding to reduce the available credit under the credit facilities.
We have the intent to renew the Standby Letters of Credit where appropriate as they mature; therefore, the obligations do not have a definite maturity date.

At March 29, 2003, we had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.3% to fixed rate obligations with an average effective interest rate of approximately 5.9%. During the first three months of 2003, interest rate exchange agreements increased interest expense by $3 million. The agreements had a weighted-average maturity of approximately five months at March 29, 2003.

At March 29, 2003, we also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first three months of 2003, these agreements decreased interest expense by $.5 million. The agreements had a weighted-average maturity of approximately three years at March 29, 2003.

The estimated fair value of our interest rate exchange agreements at March 29, 2003 was a $5 million liability. The liability balance represents the estimated amount we could have paid upon termination of the agreements. The fair value at March 29, 2003 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

We use interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap arrangements manage exposure to interest rate changes and are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Under these agreements, we make payments to counterparties at fixed interest rates and in turn receive a payment at variable rates. We entered into interest rate exchange agreements in prior years to protect against the increased cost associated with a rise in interest rates. We may be exposed to losses in the event of nonperformance of counterparties but do not anticipate their nonperformance.

Our senior management has established the parameters of our financial policies, which have been approved by our board of directors. These include balancing our debt and equity to keep its weighted average cost of capital low while retaining the flexibility needed to ensure we can meet our financial obligations when or before they come due and to finance attractive business opportunities. Historically, we set debt targets based on our cash generating capability under various business scenarios. We experience variances in cash flow from period to period and various statistical methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. At March 29, 2003, unused capacity was $731 million.

We continuously review our financing objectives to determine the appropriate level of debt to employ in our capital structure to provide the necessary flexibility to finance future growth and investment opportunities.

As of March 29, 2003, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first quarters of 2003 and 2002, we paid dividends totaling $31 million and $29 million, respectively.

OTHER. We employ approximately 61,000 people, approximately 26,000 of whom are members of unions. We consider our relationship with our employees to be good. Forty union contracts are subject to negotiation and renewal in 2003, including eleven at major facilities. Ten of these contracts were renewed during the first quarter of 2003.

Critical Accounting Policies

The following are accounting policies that management believes are most important to the portrayal of our financial condition and results and require management's most difficult, subjective, or complex judgments.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing our projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters, including its asbestos liabilities. We recognize a liability for environmental remediation and legal indemnification and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. We also have insurance that covers losses on certain environmental claims and records receivables to the extent that the realization of the insurance is deemed probable. This receivable is recorded at an undiscounted amount and is reflected as an asset in the accompanying consolidated balance sheets.

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill. After the transition, we will review the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.7 billion at March 29, 2003 and represented 31% of total assets. We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

On December 29, 2002, we adopted SFAS No. 143. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003.

Effective in the first quarter of 2002, we adopted SFAS No. 142. In accordance with the transition provisions of SFAS No. 142, we completed our initial assessment of the fair value of the net assets underlying all acquisition-related goodwill during the second quarter of 2002. The cumulative effect of the adoption of this principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to our paper distribution segment. The principal facts and circumstances leading to this impairment included a dimunition of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

In the first quarter of 2002, we changed our method of computing LIFO inventory increments from year-to-date average cost to latest acquisition cost. We believes that the latest acquisition cost more closely aligns the value of increases in inventory with physical quantities giving rise to the increases and that this method more appropriately reflects the underlying substance of changes in inventory. In addition, we changed our method of pooling LIFO inventories from a statutory legal entity approach to an approach that allows the alignment by business segment. We believes that this approach results in better matching of costs to revenues in a manner that is more consistent with the way the businesses are managed. The cumulative effect of these changes on prior years was not determinable. These changes did not have a material effect on 2002 results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. As a result, the criteria in Opinion 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13, Accounting for Leases to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. Any gains or losses previously classified as extraordinary items in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. We have determined that previously reported extraordinary losses do not meet the criteria in Opinion 30 for classifications as an extraordinary item and will need to be reclassified in the Consolidated Statement of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This report contains forward-looking statements as such term is defined under the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "plans," "estimates" or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures, and amounts and timing of expenditures with respect to liabilities relating to asbestos-containing products or the environment (and amounts and timing of insurance recoveries covering those expenses).

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, supply and cost of timber and wood fiber, the timing and cost of planned capital expenditures, the estimated cost of environmental compliance and remediation, expected outcomes of pending litigation, the expected costs of pending and future asbestos and environmental claims, the solvency of our insurers and the resolution of allocation and coverage issues with those insurers (including, without limitation, issues relating to insurance coverage of asbestos and environmental claims) on a basis consistent with the our current expectations, competitive conditions and general economic conditions. These assumptions could prove inaccurate.

Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: our substantial indebtedness; the industry's production capacity exceeding demand for its products, necessitating market-related downtime; changes in the productive capacity and production levels of other building products and pulp and paper producers; decreases in the level of housing starts or lessened home remodeling in the U.S.; fluctuations in interest rates and currency exchange rates; the effect of general economic conditions in the United States and other countries where Georgia-Pacific operates; legislative or regulatory changes affecting the environment, the harvesting of private timberlands or other matters; actions taken or to be taken by the United States or other governments as a result of acts or threats of terrorism and other risks, uncertainties and assumptions discussed in our periodic filings with the Securities and Exchange Commission.

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

The reader should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

For a discussion of commitments and contingencies refer to Note 11 of the Notes to Consolidated Financial Statements.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with the our Chief Financial Officer, on the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Georgia-Pacific Corporation (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION --------------------------- GEORGIA-PACIFIC CORPORATION March 29, 2003

Item 1.	Legal Proceedings

The information contained in Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 12 -	Statement of Computation of Ratio of Earnings to Fixed Charges. (1)

		Exhibit 99.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

Exhibit 99.2 -

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

		Exhibit 99.3 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

Exhibit 99.4 -

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

	(b)	Reports on Form 8-K

	*	During the first quarter of 2003, we filed a report on Form 8-K on January 14, 2003.

Item 5.

Other Events - 1.   On January 13, 2003, we issued a press release containing certain earnings guidance for the fourth quarter of its 2002 fiscal year.

2.   On January 14, 2003, we issued a press release concerning the commencement of an offering of $500 million aggregate principal amount of senior notes in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

3.   Exhibit 99.3 thereto set forth certain supplemental consolidating financial information for Fort James Corporation, our wholly owned subsidiary, our other subsidiaries , and us, as prepared in accordance with Item 3-10 of Regulation S-X promulgated under the Securities Act of 1933, as amended, which is incorporated by reference into this Item 5 as if fully set forth therein.

4.   As previously announced, effective November 2, 2002, we sold a 60% equity interest in our Unisource paper distribution subsidiary to an affiliate of Bain Capital Partners, LLC and retained the remaining 40% equity interest in

Unisource. In addition, we entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource.

5.   Set forth thereto are certain summary statement of income data and other financial data for, and balance sheet data as of the end of, fiscal 2001 and the nine months ended September 28. 2002 with respect to Unisource.

6.   Summary of the Corporation's liquidation positions as of December 28, 2002.

	Item 7.	Financial Statements and Exhibits.

*	Also during the first quarter of 2003, we filed a report on Form 8-K on January 21, 2003.

	Item 5	Other Events. - On January 21, 2003, we issued a press release regarding Fourth Quarter, Full Year 2002 Results.

	Item 7	Financial Statements and Exhibits.

*	Also during the first quarter of 2003, we filed a report on Form 8-K on January 23, 2003.

Item 5

Other Events. - 1.   On January 23, 2003, we issued a press release announcing that it had priced a $1.5 billion Senior Notes Offering, consisting of $800 million aggregate principal amount of 9.375% senior notes due 2013 and $700 million aggregate principal amount of 8.875% senior notes due 2010 (the "Offering").

2.   Because of stock market declines in 2002, the market value of the assets in our pension plans, including nonqualified and foreign plans, has declined. As a result, we [will take] a non-cash charge directly to shareholders' equity of $508 million in the fourth quarter of fiscal 2002 and make a cash contribution to the pension plans of approximately $105 million in fiscal 2003.

3.   As previously announced, effective November 2, 2002, we sold a 60% equity interest in our Unisource paper distribution subsidiary to an affiliate of Bain Capital Partners, LLC and retained the remaining 40% equity interest in Unisource (the "Unisource Transaction"). At December 28, 2002, after giving effect to the Unisource Transaction, the Offering and our use of net proceeds from the Unisource Transaction and the Offering, the values of our accounts receivable and inventory were $1,777 million and $2,136 million, respectively.

	Item 7	Financial Statements and Exhibits.

*	Also during the first quarter of 2003, we filed a report on Form 8-K on January 30, 2003.

	Item 5	Other Events. - On January 30, 2003, we issued a press release regarding the closing of its $1.5 Billion Senior Notes Offering.

	Item 7	Financial Statements and Exhibits.

*	Also during the first quarter of 2003, we filed a report on Form 8-K on March 31, 2003.

Item 5

Other Events. - On March 28, 2003, the Registrant executed the Seventh Amendment to Credit Agreement (Multi-Year Revolving Credit Facility), dated as of March 28, 2003, by and among Georgia-Pacific Corporation, each of the

Lenders named therein, Bank of America, N.A., as Administrative Agent and Issuing Bank, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc, as Co-Syndication Agents.

On March 28, 2003, the Registrant executed the Fifth Amendment and Waiver to the Second Amended and Restated Receivables Purchase Agreements, dated as of March 28, 2003, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association and Citicorp North America, Inc., as Administrative Agent.

On March 28, 2003, the Registrant executed the Sixth Amendment and Waiver to the Second Amended and Restated Receivables Purchase Agreements, dated as of March 28, 2003, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent, Special Purpose Accounts Receivable Cooperative Corporation and Canadian Imperial Bank of Commerce.

	Item 7	Financial Statements and Exhibits.

(1)	Filed via EDGAR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2003	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff Executive Vice President - Finance and Chief Financial Officer

by /s/ James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION
-------------------------------------------------
INDEX TO EXHIBITS FILED WITH THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 29, 2003

Exhibit No.	Sequentially Numbered Description

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

99.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

99.3	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

99.4	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).