Form 10-Q
period 2003-06-28
GEORGIA PACIFIC CORP
filed 2003-08-04
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of the close of business on July 30, 2003, Georgia-Pacific Corporation had 253,708,150 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION -------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Second Quarter --------------------------------		First Six Months --------------------------------
(In millions, except per share amounts)	2003	2002	2003	2002

Net sales	$ 5,048	$ 6,222	$ 9,615	$ 12,018

Costs and expenses: Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, net	3,972 325 261 210 206 (16)	4,831 500 260 267 221 215	7,605 634 522 401 413 63	9,282 994 519 532 454 218

Total costs and expenses	4,958	6,294	9,638	11,999

Income (loss) before income taxes and accounting changes Provision (benefit) for income taxes	90 28	(72) 11	(23) (29)	19 41

Income (loss) before accounting changes Cumulative effect of accounting changes, net of taxes	62 -	(83) -	6 28	(22) (545)

Net income (loss)	$ 62	$ (83)	$ 34	$ (567)

Basic and diluted per share: Income (loss) before accounting changes Cumulative effect of accounting changes, net of taxes	$ 0.25 -	$ (0.36) -	$ 0.02 0.12	$ (0.10) (2.37)

Net income (loss)	$ 0.25	$ (0.36)	$ 0.14	$ (2.47)

Shares (denominator): Weighted average shares outstanding Dilutive securities: Options and restricted stock	250.1 0.2	230.0 -	250.1 0.1	229.9 -

Total assuming conversion	250.3	230.0	250.2	229.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
	First Six Months ----------------------------
(In millions, except per share amount)	2003	2002

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net income (loss) to cash provided by operations:
  Cumulative effect of accounting changes, net of taxes
  Other loss, net
  Depreciation, amortization and accretion
  Deferred income taxes
  Increase in receivables
  (Increase) decrease in inventories
  Increase (decrease) in accounts payable
  Change in other working capital
  Change in taxes payable/receivable
  Change in other assets and other long-term liabilities
  Other

	$ 34 (28) 63 522 (107) (272) (23) 48 22 341 75 (7)	$ (567) 545 218 519 (62) (184) 24 (28) (81) 26 (12) 21

Cash provided by operations	668	419

Cash flows from investing activities Property, plant and equipment investments Net proceeds from sales of assets Other	(310) 17 (19)	(268) 22 (4)

Cash used for investing activities	(312)	(250)

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Net (decrease) increase in bank overdrafts
Net increase (decrease) in short-term debt
Proceeds from option plan exercises
Cash dividends paid ($0.25 per share)

	(4,800) 4,441 (47) (54) 190 -- (63)	(1,889) 1,797 (3) 70 (76) 3 (58)

Cash used for financing activities	(333)	(156)

Increase in cash Balance at beginning of period	23 35	13 31

Balance at end of period	$ 58	$ 44

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	June 28, 2003	December 28, 2002

ASSETS Current assets Cash and equivalents Receivables, less allowances of $39 in both periods Inventories Deferred income tax assets Taxes receivable Other current assets	$ 58 2,091 2,175 35 - 420	$ 35 1,777 2,136 35 334 409

Total current assets	4,779	4,726

Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	19,137 (9,964)	18,857 (9,535)

Property, plant and equipment, net	9,173	9,322

Goodwill, net	7,695	7,663

Intangible assets, net	665	676

Other assets	2,233	2,242

Total assets	$ 24,545	$ 24,629

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	June 28, 2003	December 28, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Secured borrowings and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 900 631 1,526 220 1,146	$ 710 621 1,532 291 891

Total current liabilities	4,423	4,045

Long-term debt, excluding current portion	9,851	10,185

Other long-term liabilities	4,232	4,397

Deferred income tax liabilities	1,371	1,442

Commitments and contingencies (Note 13)

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Junior preferred stock, no par value; 25,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, par value $0.80; 400,000,000 shares authorized;
    253,688,000 and 250,238,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	- - 203 3,473 1,439 (60) (387)	- - 200 3,413 1,468 (2) (519)

Total shareholders' equity	4,668	4,560

Total liabilities and shareholders' equity	$ 24,545	$ 24,629

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Second Quarter --------------------------------		First Six Months ----------------------------------
(In millions)	2003	2002	2003	2002

Net income (loss)
 Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments
  Derivative instruments
    Fair market value adjustments on derivatives
    Reclassification adjustments for losses included in net income
  Unrealized gain on securities
  Minimum pension liability adjustment

	$ 62 67 (2) 4 - -	$ (83) 129 (5) 15 - 1	$ 34 124 (3) 7 4 -	$ (567) 120 (9) 30 - (71)

Comprehensive income (loss)	$ 131	$ 57	$ 166	$ (497)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) GEORGIA-PACIFIC CORPORATION June 28, 2003

1.

PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. These consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. We prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. All significant intercompany balances and transactions were eliminated in consolidation. We made certain reclassifications to the 2002 consolidated financial statements to conform to the 2003 presentation. During the first quarter of 2003, we realigned our reportable segments for financial reporting purposes to align reporting with the company's current operating structure.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. The results of operations of the three and six month periods ended June 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2002.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $100 million and $195 million for the second quarter and first six months of 2003, respectively, and $142 million and $285 million for the second quarter and first six months of 2002, respectively.

Stock-Based Compensation

We account for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects of the plans on net income and earnings per share as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, because the fair market value on the date of grant was equal to the exercise price, we did not recognize any compensation cost for stock options. In May 2003, certain stock options were exchanged for restricted shares of common stock (see Note 12). Had compensation cost for these plans been determined based on the fair value at the grant dates during the second quarters and first six months of 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net loss and loss per share would have been as follows:

	Second Quarter --------------------------------		First Six Months ----------------------------------
(In millions, except per share amounts)	2003	2002	2003	2002

Net income (loss) as reported Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	$ 62 (3)	$ (83) (8)	$ 34 (7)	$ (567) (15)

Pro forma net income (loss)	59	(91)	27	(582)

Stock based employee compensation cost, net of taxes, included in the determination of net income as reported	3	-	4	1

Basic and diluted net income (loss) per share: As reported Pro forma	0.25 0.24	(0.36) (0.40)	0.14 0.11	(2.47) (2.53)

On May 6, 2003, our shareholders passed a resolution urging us to establish a policy of expensing the costs of all future stock options. Our Board of Directors is considering this proposal.

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

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Fin 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. We have identified potential VIEs and are in the process of performing tests to determine if consolidation is required.

2.

PROVISION FOR INCOME TAXES. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe. The effective tax rate in 2002 was different from the statutory rate primarily because of the second quarter write-off of nondeductible goodwill (see Note 8), offset somewhat by lower international income tax rates and state tax credits.

3.

EARNINGS PER SHARE. Basic (loss) earnings per share was computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option, restricted stock and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units") that were redeemed during the third quarter of 2002. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

8

4.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

First six months -----------------------------------------
	(In millions)	2003	2002

	Total interest costs Interest capitalized	$ 415 (2)	$ 458 (4)

	Interest expense	$ 413	$ 454

	Interest paid	$ 342	$ 439

	Income tax (refunds received) paid, net	$ (265)	$ 62

5.

ACQUISITIONS AND DIVESTITURES. During the second quarter of 2003, we sold certain packaging assets and recorded a pre-tax gain of $18 million in the packaging segment. This gain was reflected in "Other (income) losses, net" in the accompanying statements of operations.

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

In addition, in the second quarter of 2003, we received a cash refund of more than $193 million from the related income tax benefit of the Unisource sale.

As part of this transaction, we entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. No amounts were outstanding under this loan at June 28, 2003. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers' compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our 40% investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

During the first six months of 2002, we disposed of various assets, including a gypsum wallboard paper mill, for a total of $22 million in cash and recognized a pretax loss of $10 million which was reflected in "Other (income) losses, net" in the accompanying consolidated statements of operations.

6.

ASSET IMPAIRMENT AND RESTRUCTURING. On April 4, 2003, we announced that we would close tissue-manufacturing and converting operations at our Old Town, Maine mill. The mill's pulp and dryer operations are continuing to operate. The determination to close the tissue operations was based on excess capacity of tissue production, the mill's geographic location and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. In the second quarter of 2003, we recorded a pre-tax charge of $7 million and $4 million in the North America consumer products segment for related severance and business exit costs, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. Any further severance or business exit costs associated with the closed operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined using the present value of expected future cash flows. The impairment charge was recorded in "Other losses, net" in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that will enable us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 has been reversed.

In connection with the acquisition of Fort James, we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. During 2002 and 2001, approximately 779 employees were terminated and approximately $69 million of the reserve was used to pay termination benefits. During the first six months of 2003, approximately 152 employees were terminated and approximately $5 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed by the third quarter of 2004 due to timing of receipt of the requisite permits. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 28, 2002 through June 28, 2003:

	Type of Cost (In millions)	Liability Balance at December 28, 2002	Use	Liability Balance at June 28, 2003

	Employee termination Facility closing costs	$ 9 48	$ (5) (8)	$ 4 40

	Total	$ 57	$ (13)	$ 44

10

7.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. We use the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

	(In millions)	June 28, 2003	December 28, 2002

	Raw materials Finished goods Supplies LIFO reserve	$ 604 1,157 512 (98)	$ 590 1,116 507 (77)

	Total inventories	$ 2,175	$ 2,136

8.

GOODWILL AND INTANGIBLE ASSETS. Effective December 30, 2001, we adopted SFAS No. 141 and SFAS No. 142. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units are: structural panels; lumber; industrial wood products; gypsum; chemical; building products distribution; packaging; pulp; paper; North American tissue, towel and napkin; Dixie, and international consumer products.

The adoption of SFAS No. 142 required us to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of our reporting units. In this assessment, we compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million ($2.37 diluted loss per share) effective at the beginning of fiscal year 2002. The $545 million goodwill impairment related only to our former Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

On August 13, 2002, we entered into a letter of intent to sell a 60% controlling interest in our Unisource paper distribution business to Bain Capital Partners, LLC (see Note 5). Based on the terms of this letter of intent, we concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, we recorded an after-tax charge of $170 million which is comprised of an additional goodwill impairment charge of $106 million and a pretax long-lived asset impairment charge of $102 million ($64 million after tax) in the paper distribution segment.

In addition, during the first six months of 2003, we reduced goodwill for certain tax contingencies recorded in connection with the Fort James acquisition that were no longer required.

The changes in the carrying amount of goodwill for the first six months of 2003 are as follows:

(In millions)		North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper

Balance as of December 28, 2002 Reclassifications Goodwill acquired during the year Foreign currency translation		$ 5,938 - - -	$ 785 (17) - 39	$ 631 - 10 -	$ 275 - - -

Balance as of June 28, 2003		$ 5,938	$ 807	$ 641	$ 275

(In millions)		Building Products Manufacturing	Building Products Distribution	All Other	Consolidated

Balance as of December 28, 2002 Reclassifications Goodwill acquired during the year Foreign currency translation		$ 34 - - -	$ - - - -	$ - - - -	$ 7,663 (17) 10 39

Balance as of June 28, 2003		$ 34	$ -	$ -	$ 7,695

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of June 28, 2003		As of December 28, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks Patents and other	$ 619 122	$ 33 43	$ 618 122	$ 28 36

Total	$ 741	$ 76	$ 740	$ 64

Aggregate Amortization Expense: First six months of 2003 Estimated Amortization Expense: For fiscal year 2003 For fiscal year 2004 For fiscal year 2005 For fiscal year 2006 For fiscal year 2007		$ 15 ===== $ 29 29 29 20 20

12

9.

ASSET RETIREMENT OBLIGATIONS. Effective December 29, 2002, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143. Under SFAS No. 143, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of the fair value can be made. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

The cumulative effect of the change on prior years resulted in an after-tax credit to income of $28 million (net of income taxes of $19 million), or $0.12 diluted earnings per share, for the first six months of 2003. The effect of the change on the first six months of 2003 was to decrease income before the cumulative effect of the accounting changes by approximately $2 million related to depreciation and accretion expense recorded during the period. The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on December 30, 2001 (instead of December 29, 2002) are presented below (pro forma amounts assuming the accounting change is applied retroactively net of tax):

	(in millions, except per share amounts)	Second Quarter		First Six Months
		2003	2002	2003	2002

	(Loss) income before accounting changes, as reported Add back: landfill closure expense recorded Depreciation expense Accretion expense	$ 62 - - -	$ (83) 1 - (1)	$ 6 - - -	$ (22) 2 - (1)

	Pro forma (loss) income before accounting changes	$ 62	$ (83)	$ 6	$ (22)

	Pro forma basic (loss) income before accounting change, per share Pro forma diluted (loss) income before accounting change, per share	$ 0.25 $ 0.25	$ (0.36) $ (0.36)	$ 0.02 $ 0.02	$ (0.10) $ (0.10)

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

The following table describes changes to our asset retirement obligation liability:

	(In millions)			First Six Months 2003

	Asset retirement obligation at the beginning of the year Net transition adjustment Accretion expense			$ 69 (20) 2

	Asset retirement obligation at the end of the second quarter			$ 51

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on December 30, 2001 (instead of December 29, 2002) were as follows:

	(In millions)	June 28, 2003	December 28, 2002

	Pro forma amounts of liability for asset retirement obligations at beginning of period Pro forma amounts of liability for asset retirement obligations at end of period	$ 49 $ 51	$ 44 $ 49

10.

DEBT. Our total debt decreased by $134 million to $11,382 million at June 28, 2003 from $11,516 million at December 28, 2002. At June 28, 2003, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 6.72%.

As of June 28, 2003, we had $900 million outstanding under our accounts receivable secured borrowing program, which expires in December 2003. On March 31, 2003, we increased our borrowings under our accounts receivable secured borrowing program by $200 million and used the funds to pay down a portion of our Multi-Year Revolving Credit Facility. G-P Receivables, Inc. ("G-P Receivables") is a wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells the receivables to the various banks and entities that purchase the receivables. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

On June 3, 2003, we completed a $500 million senior notes offering, consisting of $350 million of 7.375% senior notes due 2008 and $150 million of 8% senior notes due 2014, all of which were guaranteed by Fort James Corporation and Fort James Operating Company, a subsidiary of Fort James Corporation. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Net proceeds from the offering were used to pay down a portion of our Multi-Year Revolving Credit Facility. We paid approximately $8 million in fees and expenses associated with the transaction. The fees are being amortized over the term of the senior notes.

On January 30, 2003, we completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the third quarter of 2003, we intend to cause Fort James Operating Company to guarantee these notes as well. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Net proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and to pay down approximately $1 billion outstanding under our Multi-Year Revolving Credit Facility. We paid approximately $32 million in fees and expenses associated with this transaction. The fees are being amortized over the term of these senior notes.

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow Georgia-Pacific and the guarantors of the senior notes to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments if certain conditions are met. We can, however, make permitted payments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of June 28, 2003.

On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrew our commercial paper rating. On September 27, 2002, Standard & Poor's changed our long-term corporate credit rating to "BB-plus" from "BBB-minus" and our short-term rating to "B" from "A-3."

We elected to optionally reduce the commitments under the Multi-Year Revolving Credit Facility effective June 6, 2003. Amounts available thereunder are now comprised of (i) $2,500 million in revolving loans and (ii) $500 million in term loans due November 2005.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. As of June 28, 2003, we paid $6 million in commitment fees and $4 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. At June 28, 2003, $765 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.9%. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The amounts outstanding under our Multi-Year Revolving Credit Facility include the following:

(In millions)	June 28, 2003

Commitments: Revolving Loans Term Loans	$ 2,500 500

Credit facilities available	3,000

Amounts Outstanding: Letter of Credit Agreements* Revolving Loans due November 2005, average rate of 3.94% Term Loans due November 2005, average rate of 3.51%	(581) (265) (500)

Total credit balance	(1,346)

Total credit available**	$ 1,654

*	The Letter of Credit Agreements only include Standby Letters of Credit from Bank of America.
**	We were limited to $1,134 million of incremental debt available pursuant to certain restrictive debt covenants and our outstanding debt balance at June 28, 2003.

The Multi-Year Revolving Credit Facility requires a maximum leverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement) of 67.50% on June 28, 2003, September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement), of 2.25 to 1.00 on June 28, 2003, September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth (as defined in the Multi-Year Revolving Credit Facility agreement) that changes quarterly and a maximum debt level of $12,594 for so long as our leverage ratio exceeds 65.00%. We were in compliance with these debt covenants as of June 28, 2003, with a leverage ratio of 65.35%, an interest coverage ratio of 2.45 to 1.00, a debt balance (as defined in the Multi-Year Revolving Credit Facility agreement) of $11,211 million and an adjusted net worth as defined below:

(In millions)	June 28, 2003

Adjusted Net Worth: Net Worth Goodwill impairments (see Note 8) Minimum Pension Liability	$ 4,668 651 625

Adjusted Net Worth	5,944

Required Net Worth:
  80% of Net Worth as of the Credit Agreement closing date
  50% of Net Income from fourth quarter 2000 to second quarter 2003*
  Proceeds of new capital stock or other equity interests from fourth quarter 2000 to second quarter 2003
  The Timber Company Net Worth

4,650 97 1,077 (329)

Required Net Worth	5,495

Adjusted Net Worth surplus	$ 449

*	Does not include quarters with net losses.

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

At June 28, 2003, we had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.3% to fixed rate obligations with an average effective interest rate of approximately 5.9%. During the first six months of 2003, interest rate exchange agreements increased interest expense by $7 million. The agreements had a weighted-average maturity of approximately two months at June 28, 2003.

At June 28, 2003, we also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first six months of 2003, these agreements decreased interest expense by approximately $1 million. The agreements had a weighted-average maturity of approximately two years at June 28, 2003.

The estimated fair value of our interest rate exchange agreements at June 28, 2003 was a $2 million liability. The liability balance represents the estimated amount we could have paid upon termination of the agreements. The fair value at June 28, 2003 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

As of June 28, 2003, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

11.

RETIREE MEDICAL BENEFITS COST SHARING. In April 2003, we changed the way that we share retiree medical costs for all of our active salaried employees and the majority of our retired salaried employees. This cost sharing change shifts all of the remaining retiree medical costs to the impacted plan participants over the next three to five years. Accordingly, at the end of the five-year period, we will no longer incur retiree medical costs for these impacted plan participants. This change results in a reduction to the retiree medical liability. The net effect of this reduction, approximately $107 million, is being amortized over 15 years, which represents the average expected remaining lives of remaining plan participants.

12.

OPTION EXCHANGE PROGRAM. On May 6, 2003, our shareholders approved a plan to offer eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of our common stock and exchange certain outstanding stock appreciation rights ("SARs") for replacement SARs. On June 5, 2003, we completed this exchange program whereby eligible employees exchanged approximately 9,084,000 stock options with exercise prices ranging from $18.64 per share to $41.59 per share for 3,363,000 restricted shares of common stock valued at $17.77 per share. In addition, eligible employees exchanged approximately 3,286,000 SARs with exercise prices ranging from $24.44 per share to $29.47 per share for 2,640,000 replacement SARs with an exercise price of $17.77 per share. These restricted shares and replacement SARs vest in three annual installments, 25% each on June 5, 2004 and 2005, and 50% on June 5, 2006. Total compensation expense to be recognized over the three-year vesting period related to the restricted stock is approximately $59.8 million. The replacement SARs receive variable accounting treatment. During the second quarter of 2003, we recognized compensation expense of $1.9 million related to the restricted stock and replacement SARs issued under this exchange program.

13.

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

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 172 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which we are involved, we estimate that approximately 39% are being investigated, approximately 20% are being remediated and approximately 41% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $126 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, assumptions least favorable to us among the range of reasonably possible outcomes were used. In estimating both our current reserve for environmental remediation and the possible range of additional costs, we have not assumed we will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in our environmental liability account for the last three fiscal years and first six months of 2003 and 2002.

In millions	First Six Months		Fiscal Year Ended
	2003	2002	2002	2001	2000

Beginning balance
Expense charged to earnings:
  Related to previously existing matters
  Related to new matters
Amounts related to acquisitions/(divestitures):
  Amounts assumed by others in divestitures
  Original purchase price allocations
  Changes in allocation of purchase price
Reclassification of reserves
Payments

	$ 306 - - - - - (3) (6)	$ 318 12 - - - - - (9)	$ 318 14 - - - - - (26)	$ 121 2 15 - - 207 - (27)	$ 57 29 2 - 49 - - (16)

Ending balance	$ 297	$ 321	$ 306	$ 318	$ 121

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

We are paying 50% of the costs for the river portion of the RI/FS investigation based on an interim allocation. This 50% interim allocation includes the share assumed by Fort James prior to its acquisition by us. Several other companies have been identified by government agencies as PRPs, and all but one is believed to be financially viable. We are currently engaged in cost recovery litigation against two other parties, and have identified several more parties that may have some share of liability for the river.

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

We have spent approximately $32.3 million on the Kalamazoo River Superfund Site through June 28, 2003 broken down as follows:

Site	(in millions)
River	$ 18.3
King Highway	9.2
A Site	1.7
Willow Blvd.	3.1
$ 32.3

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

In late July of 2003, WDNR issued a Record of Decision ("ROD") setting forth a cleanup plan for the lower portions of the Fox River, including the area into which the Fort James mill discharged wastewater. The ROD now estimates the total cost of the cleanup at approximately $400 million. We are analyzing the ROD to understand its critical assumptions, including among others the volume of sediment to be dredged, the assumed cost of such dredging, the methods of disposing of the dredged wastes, and the possible use of remedies other than dredging. In addition, our share of the total cleanup cost has not been determined. Until these and other factors are known, we continue to believe our reserves for the cleanup are adequate, but depending on the resolution of such factors it is reasonably possible that our share of the total cleanup cost may not utilize our entire reserves, or it may exceed our reserves by amounts that could range from insignificant up to approximately $20 million

Six other companies have been identified by the governments as PRPs, most of which are believed to be financially viable. Under an interim allocation, we are paying 30 percent of costs incurred by the PRPs in analyzing and responding to the various agency reports, including the RI/FS and PRAP. We believe our ultimate liability will be less than 30 percent. It is unknown over what timeframe these costs will be paid out.

We have spent approximately $33.6 million from 1995 to June 28, 2003 on the Fox River site, some of which was spent by Fort James prior to its acquisition by Georgia-Pacific.

We have entered into an agreement with the WDNR and the United States Fish and Wildlife Service ("FWS") that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12.5 million, and to date have paid approximately $8.7 million of this amount. The agreement will be effective when entered by a Federal District Court in Wisconsin. The United States Department of Justice moved in March of 2003 for the agreement to be entered by the Federal District Court. The $12.5 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

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

	We have spent approximately $3.4 million through June 28, 2003 on the Whatcom Waterway site, all of which was charged to earnings.

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

	ASBESTOS LITIGATION

We and many other companies, are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

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

	The following table presents information about the approximate number of Georgia-Pacific's asbestos claims during the past three fiscal years and the first six months of each of 2003 and 2002:

	First Six Months		Fiscal Year Ended
	2003	2002	2002	2001	2000
Claims Filed [1]	29,500	17,600	41,700	39,700	55,600
Claims Resolved [2]	31,200	15,400	35,100	30,900	46,000
Claims Unresolved at End of Period	67,100	64,400	68,800	62,200	53,400

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by Georgia-Pacific.

[2]

Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, our wholly-owned subsidiary, currently is defending approximately 730 asbestos premises liability claims.

From the commencement of this litigation through June 28, 2003, we either had settled, had dismissed or were in the process of settling a total of approximately 300,900 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $529 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

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

NERA's estimate was based on historical data supplied by us and publicly available studies. NERA concluded that, based on the latency periods of asbestos-related diseases (both cancers and non-cancers), the peak incidence of these diseases occurred prior to 2002. It expected, based on the last dates of manufacture of asbestos-containing products in the United States, that the number of new diagnoses of asbestosis and other non-cancerous diseases would drop beginning in 2001. It also cited annual surveys of the National Cancer Institutes that show the annual incidence of mesothelioma began to decline in the mid-1990s. NERA expected these factors, as well as the advancing age of the allegedly exposed population, its movement away from work centers as its members retire, and NERA's view that many asbestos claims filed in the 1990s were based in part on mass screenings of possibly-exposed individuals, would result in the number of claims filed against us for asbestos-related injuries beginning to decline in 2002. While the number of new claims filed against us in 2002 were slightly higher than in 2001, we were of the view that the number of new claims filed against us was consistent with NERA's estimate.

However, during 2002 we paid, pre-tax and before insurance, approximately $181 million for our asbestos liabilities and defense costs, which was $75 million more than we expected to pay based on NERA's estimate. These higher payments were caused by a $10 million judgment which we paid in one case decided on appeal by the Maryland Supreme Court in 2002, and higher than expected settlements paid in less than 1% of the total cases we resolved in 2002, all of which involved mesothelioma claims. During 2001, we paid, pre-tax and before insurance, approximately $84 million for our asbestos liabilities and defense costs. Because of 2002's higher asbestos liabilities and defense costs, we asked NERA to review its original estimate and adjust it as needed. NERA's revised estimate shows that our total, undiscounted asbestos liabilities, including defense costs, over the ten-year period from 2002 through 2012 will be slightly less than $1.2 billion, before any insurance recoveries and ignoring any possible tax benefits. The principal factor contributing to the increase in NERA's total estimate was the projected effect of the higher indemnity and defense costs we experienced in 2002 on our costs in future years. In addition, NERA extended its original estimate through 2012, which accounted for approximately $60 million of the total accrual, before insurance. We believe that NERA's projection represents its best estimate of the reasonably estimable asbestos costs we will incur based upon currently available information.

As they did at the end of 2001, we and Peterson Consulting, analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and Peterson Consulting believed appropriate to ascertain the amount of probable insurance recoveries from our insurers for the accrued asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, as well as insolvencies among certain of our insurance carriers. Although we and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery estimates. Based on this analysis, our total expected insurance recoveries for our projected asbestos liabilities and costs over the period through 2012 will be about $670 million. As a result, in the fourth quarter of 2002 we recorded an additional pre-tax charge to earnings of

$315 million which, when added to amounts remaining from charges recorded in 2001, we believe are sufficient to cover our projected asbestos liabilities and defense costs, net of expected insurance recoveries. We recorded the reserves for our asbestos liabilities as "Other current liabilities" and "Other long-term liabilities," and the related insurance recoveries as "Other current assets" and "Other assets," in the accompanying consolidated balance sheets.

The charge to earnings taken in the fourth quarter of 2002 was due to the increase in our projected asbestos liabilities contained in NERA's revised estimate, insolvencies of certain insurance companies which wrote a part of our excess layers of product liability insurance, as well as assumptions by Peterson Consulting and us about the outcome of likely allocation and coverage issues involving this insurance. The insurance receivable recorded by us did not assume any recovery from insolvent carriers, and assumed that those carriers which were solvent would continue to be solvent throughout the period of NERA's estimate. However, there were no assurances that those assumptions were correct. In June of 2003, however, one carrier for which we had recorded a future receivable of $22 million was declared insolvent; we are evaluating the potential impact, if any, that this might have on the total net insurance receivable given the current allocation, coverage, discount assumptions and other factors. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 25% of such insurance recoveries are from any one company, though several of the insurers are under common control. We have limited amounts of product liability insurance remaining beyond the amounts recorded for the period through 2012.

The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, and receipts from our insurance carriers, and additions to our expected insurance receivables, for the last three fiscal years and first six months of each of 2003 and 2002 (dollars in millions):

	First Six Months		Fiscal Year End
	2003	2002	2002	2001	2000

Asbestos Liabilities Beginning Balance Accruals Payments	$ 1,162.5 - (89.2)	$ 836.6 - (79.7)	$ 836.6 507.0 (181.1)	$ 136.5 783.7 (83.6)	$ 88.0 106.1 (57.6)

Ending Balance	$ 1,073.3	$ 756.9	$ 1,162.5	$ 836.6	$ 136.5

Insurance Receivable Beginning Balance Receipts Accruals	$ 669.7 (74.2) -	$ 527.2 - -	$ 527.2 (49.5) 192.0	$ 171.9 (65.6) 420.9	$ 105.6 (36.3) 102.6

Ending Balance	$ 595.5	$ 527.2	$ 669.7	$ 527.2	$ 171.9

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

Given these assumptions, and the uncertainties involved in each of them, our actual asbestos liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Peterson projections, and all of these assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by these projections, may or may not affect the validity of the overall projections. We intend to monitor our accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and we will make adjustments to these accruals as required by generally accepted accounting principles. In addition, unless federal asbestos legislation has been enacted by the end of 2003, we plan on extending our projections of asbestos liabilities an additional year, through 2013, and accruing such amounts, and any other adjustments required by generally accepted accounting principles, in the fourth quarter of this year.

For all of these reasons, it is possible that our currently accrued asbestos liabilities will not be accurate, that our accrued insurance recoveries will be realized, or that we will be required in the future to incur additional charges relating thereto. Given these uncertainties, we believe that it is reasonably possible that we will incur asbestos liabilities for the period through 2012 and beyond in amounts in excess of the NERA estimate, but cannot estimate such excess amount at this time. We believe that it is reasonably possible that such excess liabilities could be material to our operating results in any given quarter or year but, based on the information available to us at present, do not believe that it is reasonably possible that the additional liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

Beginning in late March and continuing during the second fiscal quarter of 2003, we experienced new case filings in Mississippi at a rate significantly higher that we expected. We believe that most of these new filings were caused by plaintiffs filing cases in advance of the effective date of tort law changes in the State of Mississippi. Similar tort law legislation was recently enacted in the State of Texas and we expect to experience an increase in the number of new case filings in Texas in the third and fourth fiscal quarters of 2003 as a result of this legislation.

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

We have determined that, in all likelihood, damages will be awarded to the Plaintiff class, which will require the Plan to make additional payments to members of the class and may in turn affect our net periodic pension cost and obligation to fund the Plan over time. In November 2002, the Defendants reached a settlement in principle with the Plaintiff class subject to definitive documents, which settlement would not result in a material impact on our funding obligation or results of operations. However, early in the first quarter of 2003, the settlement negotiations were terminated. Notwithstanding termination of the negotiations, the Plaintiff class filed a motion seeking a ruling that an enforceable agreement was reached. After a hearing on the issues in June 2003, the District Court ruled that the parties had not reached an enforceable settlement agreement, and the court held a status conference regarding further briefing on the underlying issues left unresolved by the court's March 2002 order.

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

*

Domtar Inc.-- In connection with the sale of certain of our paper and pulp mills to Domtar Inc. ("Domtar"), we agreed to indemnify Domtar for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $16.5 million. Upon exceeding this $16.5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $16.5 million, up to a limit of $500 million. The majority of these general indemnification obligations expired on March 31, 2003, and Domtar has asserted some claims under these provisions. However, we remain subject to certain claims by Domtar for various environmental liabilities assumed by it until mid 2011. Our liability with respect to these environmental claims is capped at $100 million, yet remains subject to the $16.5 million threshold discussed above.

*

SCA -- In connection with the sale of our away-from-home tissue manufacturing assets to Svenska Cellulosa Aktiebolaget SCA (publ) ("SCA"), we agreed to indemnify SCA with respect to certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $2 million. Upon exceeding this $2 million threshold, we generally are obligated to provide indemnification for any losses in excess of $1 million, up to a limit of $425 million. The majority of these general indemnification obligations expired on March 2, 2003, and SCA has asserted some claims under these provisions. However, we remain subject to certain claims by SCA for various environmental claims until early 2009. Unlike our $425 million limit on liability with respect to general claims, our liability with respect certain environmental claims made by SCA is capped at $850 million, less the amount of any indemnification payments previously made under our general indemnification obligations.

26

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

*

Norampac, Inc. -- As part of an asset exchange with Norampac, we agreed to indemnify Norampac with respect to any losses resulting from (i) the breach of limited representations and warranties contained in the asset exchange agreement, (ii) any pre-exchange liabilities related to the exchanged facility not assumed by Norampac, and (iii) any environmental liability related to the pre-exchange operations of the exchanged facility. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we generally are obligated to provide indemnification for any losses in excess of $500,000, up to a limit of $10 million. The majority of these general indemnification obligations and the environmental liability indemnity expire in April 2006.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to the divestitures summarized above will be material to our results of operations, financial position, or liquidity. We will accrue a liability related to a specific indemnity when future payment is probable and the amount is reasonably estimable.

27

14.

CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed our $500 million and $1.5 billion senior notes offerings (see Note 10), which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company, a subsidiary of Fort James, guarantees the $500 million senior notes and the securities issued by Fort James. Similarly, certain of our domestic subsidiaries guarantee our Multi-Year Revolving Credit Facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

Certain assets and liabilities are administered by us, and, accordingly, are maintained at the Corporation and thus are not reflected on the balance sheets of our subsidiaries. The statements of operations properly reflect all results of operations of each respective entity. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James and Fort James Operating Company because the securities issued by Fort James are fully and unconditionally guaranteed by us:

CONSOLIDATING STATEMENTS OF INCOME SECOND QUARTER 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,677	$ -	$ 1,228	$ 534	$ 1,233	$ (624)	$ 5,048

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	2,308 127 114 111 135 (144)	- - - - 3 (60)	894 118 64 40 104 1	378 49 28 40 (58) -	1,016 31 55 19 22 2	(624) - - - - 185	3,972 325 261 210 206 (16)

Total costs and expenses	2,651	(57)	1,221	437	1,145	(439)	4,958

Income (loss) before income taxes (Benefit) provision for income taxes	26 (36)	57 5	7 (4)	97 31	88 32	(185) -	90 28

Net income (loss)	$ 62	$ 52	$ 11	$ 66	$ 56	$ (185)	$ 62

CONSOLIDATING STATEMENTS OF INCOME SECOND QUARTER 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,559	$ -	$ 1,266	$ 441	$ 2,554	$ (598)	$ 6,222

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	2,184 118 120 123 148 1	- - - - 11 (126)	838 121 55 46 89 -	318 41 21 31 (48) -	2,089 220 64 67 21 209	(598) - - - - 131	4,831 500 260 267 221 215

Total costs and expenses	2,694	(115)	1,149	363	2,670	(467)	6,294

(Loss) income before income taxes (Benefit) provision for income taxes	(135) (52)	115 (10)	117 50	78 18	(116) 5	(131) -	(72) 11

Net (loss) income	$ (83)	$ 125	$ 67	$ 60	$ (121)	$ (131)	$ (83)

CONSOLIDATING STATEMENTS OF INCOME FIRST SIX MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 5,029	$ -	$ 2,423	$ 1,034	$ 2,341	$ (1,212)	$ 9,615

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	4,384 246 230 211 266 (232)	- - - - 9 (136)	1,743 234 128 77 213 75	734 92 56 77 (120) -	1,956 62 108 36 45 3	(1,212) - - - - 353	7,605 634 522 401 413 63

Total costs and expenses	5,105	(127)	2,470	839	2,210	(859)	9,638

(Loss) income before income taxes and accounting changes (Benefit) provision for income taxes	(76) (107)	127 (4)	(47) (18)	195 52	131 48	(353) -	(23) (29)

Income (loss) before accounting changes Cumulative effect of accounting changes, net of taxes	31 3	131 2	(29) 22	143 -	83 1	(353) -	6 28

Net (loss) income	$ 34	$ 133	$ (7)	$ 143	$ 84	$ (353)	$ 34

CONSOLIDATING STATEMENTS OF INCOME FIRST SIX MONTHS 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 4,865	$ -	$ 2,469	$ 861	$ 4,969	$ (1,146)	$ 12,018

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	4,119 231 229 251 305 399	- - - - 25 (234)	1,625 242 121 87 178 -	624 77 43 64 (96) -	4,060 444 126 130 42 207	(1,146) - - - - (154)	9,282 994 519 532 454 218

Total costs and expenses	5,534	(209)	2,253	712	5,009	(1,300)	11,999

(Loss) income before income taxes and accounting changes (Benefit) provision for income taxes	(669) (102)	209 (15)	216 87	149 43	(40) 28	154 -	19 41

(Loss) income before accounting changes Cumulative effect of accounting changes, net of taxes	(567) -	224 -	129 -	106 -	(68) (545)	154 -	(22) (545)

Net (loss) income	$ (567)	$ 224	$ 129	$ 106	$ (613)	$ 154	$ (567)

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST SIX MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$ 442	$ 14	$ (17)	$ 297	$ (68)	$ -	$ 668

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(119) 17 (8)	- - -	(128) - -	(23) - (5)	(40) - (6)	- - -	(310) 17 (19)

Cash used for investing activities	(110)	-	(128)	(28)	(46)	-	(312)

Cash flows from financing activities: Net (decrease) increase in debt Net change in intercompany payable/invested equity Fees paid to issue debt Cash dividends paid	(397) 173 (46) (63)	31 (45) - -	(36) 182 - -	(17) (229) - -	196 (81) (1) -	- - - -	(223) - (47) (63)

Cash (used for) provided by financing activities	(333)	(14)	146	(246)	114	-	(333)

(Decrease) increase in cash Balance at beginning of period	(1) 3	- -	1 -	23 18	- 14	- -	23 35

Balance at end of period	$ 2	$ -	$ 1	$ 41	$ 14	$ -	$ 58

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST SIX MONTHS 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$ 10	$ 98	$ 560	$ 61	$ (280)	$ (30)	$ 419

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(141) 17 -	- - -	(48) - -	(33) - 5	(46) 5 (9)	- - -	(268) 22 (4)

Cash (used for) provide by investing activities	(124)	-	(48)	(28)	(50)	-	(250)

Cash flows from financing activities: Net increase (decrease) in debt Net change in intercompany payable/invested equity Fees paid to issue debt Proceeds from option plan exercises Cash dividends paid	103 70 (3) 3 (58)	1 (101) - - -	(64) (448) - - -	(29) 10 - - -	(109) 439 - - -	- 30 - - -	(98) - (3) 3 (58)

Cash provided by (used for) financing activities	115	(100)	(512)	(19)	330	30	(156)

Increase in cash Balance at beginning of period	1 -	(2) -	- 1	14 12	- 18	- -	13 31

Balance at end of period	$ 1	$ (2)	$ 1	$ 26	$ 18	$ -	$ 44

CONSOLIDATING BALANCE SHEETS AS OF JUNE 28, 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ 2 (17) 866 33 416 223	$ - - - - 22 -	$ 1 (1) 683 (1) - 42	$ 41 537 262 1 6 57	$ 14 1,572 364 2 86 124	$ - - - - (530) (26)	$ 58 2,091 2,175 35 - 420

Total current assets	1,523	22	724	904	2,162	(556)	4,779

Total property, plant and equipment, net	2,938	-	3,261	1,114	1,860	-	9,173

Goodwill, net	496	-	5,931	813	455	-	7,695

Intercompany note receivable	2,283	1,957	-	3,471	204	(7,915)	-

Other assets	10,532	9,088	507	317	933	(18,479)	2,898

Total assets	$ 17,772	$ 11,067	$ 10,423	$ 6,619	$ 5,614	$ (26,950)	$ 24,545

CONSOLIDATING BALANCE SHEETS (continued) AS OF JUNE 28, 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 326 650 83 807	$ 266 - 176 32	$ 6 163 23 257	$ 12 488 - 163	$ 921 226 247 130	$ - (1) (529) (23)	$ 1,531 1,526 - 1,366

Total current liabilities	1,866	474	449	663	1,524	(553)	4,423

Long-term debt, excluding current portion	8,358	1,071	258	63	101	-	9,851

Other long-term liabilities	2,542	-	373	521	898	(102)	4,232

Deferred income tax liabilities	134	-	675	18	544	-	1,371

Intercompany note payable	204	921	4,864	71	1,856	(7,916)	-

Shareholders'/invested equity	4,668	8,601	3,804	5,283	691	(18,379)	4,668

Total liabilities and shareholders' equity	$ 17,772	$ 11,067	$ 10,423	$ 6,619	$ 5,614	$ (26,950)	$ 24,545

CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 28, 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ 3 (11) 817 33 348 640	$ - - - - - -	$ - 11 704 (16) - 22	$ 18 461 239 16 6 25	$ 14 1,316 376 2 71 57	$ - - - - (425) (1)	$ 35 1,777 2,136 35 - 743

Total current assets	1,830	-	721	765	1,836	(426)	4,726

Total property, plant and equipment, net	2,991	-	3,362	1,061	1,908	-	9,322

Goodwill, net	485	-	5,931	792	455	-	7,663

Intercompany note receivable	2,281	1,956	-	3,310	246	(7,793)	-

Other assets	10,443	8,875	465	373	922	(18,160)	2,918

Total assets	$ 18,030	$ 10,831	$ 10,479	$ 6,301	$ 5,367	$ (26,379)	$ 24,629

CONSOLIDATING BALANCE SHEETS (continued) AS OF DECEMBER 28, 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 329 659 71 734	$ 266 - 142 23	$ 5 208 - 197	$ 16 426 - 134	$ 715 239 212 93	$ - - (425) 1	$ 1,331 1,532 - 1,182

Total current liabilities	1,793	431	410	576	1,259	(424)	4,045

Long-term debt, excluding current portion	8,706	1,030	266	72	111	-	10,185

Other long-term liabilities	2,606	-	485	530	877	(101)	4,397

Deferred income tax liabilities	161	-	751	(23)	553	-	1,442

Intercompany note payable	204	920	4,727	111	1,832	(7,794)	-

Shareholders'/invested equity	4,560	8,450	3,840	5,035	1735	(18,060)	4,560

Total liabilities and shareholders' equity	$ 18,030	$ 10,831	$ 10,479	$ 6,301	$ 5,367	$ (26,379)	$ 24,629

37

15.

OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution. During the first quarter of 2003, we realigned our reportable segments for financial reporting purposes to align reporting with the company's current operating structure. We made certain reclassifications to the 2002 segment data to conform to the 2003 presentation. The following represents selected operating data for each reportable segment for the three and six months ended June 2003 and 2002.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Second Quarter 2003		Second Quarter 2002

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Paper distribution Building products manufacturing Building products distribution Other	$ 1,373 497 670 529 - 939 1,039 1	27% 10 13 10 - 19 21 -	$ 1,380 410 674 455 1,382 906 1,014 1	22% 7 11 7 22 15 16 -

Total net sales to unaffiliated customers	$ 5,048	100%	$ 6,222	100%

INTERSEGMENT SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 1 - 30 86 - 497 2 (616)		$ 31 - 37 165 4 481 3 (721)

Total intersegment sales	$ -		$ -

TOTAL NET SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 1,374 497 700 615 - 1,436 1,041 (615)	27% 10 14 12 - 28 21 (12)	$ 1,411 410 711 620 1,386 1,387 1,017 (720)	23% 7 11 10 22 22 16 (11)

Total net sales	$ 5,048	100%	$ 6,222	100%

[1]			Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Second Quarter 2003		Second Quarter 2002

OPERATING PROFITS (LOSSES)
North America consumer products
International consumer products
Packaging
Bleached pulp and paper[2]
Paper distribution
Building products manufacturing
Building products distribution
Other[3]

	$ 147 39 100 13 - 39 21 (63)	50% 13 34 4 - 13 7 (21)	$ 241 37 94 5 (211) 76 16 (109)	162% 25 63 3 (142) 51 11 (73)

Total operating profits Interest expense	296 (206)	100% ===	149 (221)	100% ===

Income (loss) before income taxes Provision for income taxes	90 (28)		(72) (11)

Net income (loss)	$ 62		$ (83)

[2]	Amount in 2003 includes an operating loss of $5 million from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Six Months 2003		First Six Months 2002

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Paper distribution Building products manufacturing Building products distribution Other	$ 2,660 970 1,330 1,026 - 1,705 1,923 1	28% 10 14 11 - 17 20 -	$ 2,670 807 1,295 892 2,762 1,677 1,914 1	22% 7 11 7 23 14 16 -

Total net sales to unaffiliated customers	$ 9,615	100%	$ 12,018	100%

INTERSEGMENT SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 2 - 59 174 - 946 4 (1,185)		$ 63 - 71 333 10 942 5 (1,424)

Total intersegment sales	$ -		$ -

TOTAL NET SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 2,662 970 1,389 1,200 - 2,651 1,927 (1,184)	28% 10 14 12 - 28 20 (12)	$ 2,733 807 1,366 1,225 2,772 2,619 1,919 (1,423)	23% 7 11 10 23 22 16 (12)

Total net sales	$ 9,615	100%	$ 12,018	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Six Months 2003		First Six Months 2002

OPERATING PROFITS (LOSSES)
North America consumer products
International consumer products
Packaging
Bleached pulp and paper[2]
Paper distribution
Building products manufacturing
Building products distribution
Other[3]

	$ 270 82 159 (39) - 22 24 (128)	69% 21 41 (10) - 6 6 (33)	$ 456 82 180 10 (213) 120 39 (201)	97% 17 38 2 (45) 25 8 (42)

Total operating profits Interest expense	390 (413)	100% ===	473 (454)	100% ===

(Loss) income before income taxes and accounting changes Benefit (provision) benefit for income taxes	(23) 29		19 (41)

Income (loss) before accounting changes Cumulative effect of accounting changes, net of taxes	6 28		(22) (545)

Net income (loss)	$ 34		$ (567)

[2]	Amount in 2003 includes an operating loss of $13 million from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

During the second quarter of 2003 we reported consolidated net sales of $5.0 billion, compared with net sales of $6.2 billion for the second quarter of 2002. Included in 2002 are net sales of $1.4 billion related to Unisource. During the fourth quarter of 2002, we sold a 60% controlling interest in Unisource to Bain Capital Partners, LLC. Operating results from our 40% investment are accounted for using the equity method and are now reported in the bleached pulp and paper segment (see Note 5 of the Notes to Financial Statements).

Interest expense decreased $15 million to $206 million in the second quarter of 2003 compared with $221 million in the second quarter of 2002, principally as a result of lower debt levels, including the PEPS Units that were redeemed during the third quarter of 2002, offset somewhat by higher average interest rates.

During the second quarter of 2003, we reported income before income taxes and accounting changes of $90 million and an income tax provision of $28 million, compared with a loss before income taxes and accounting changes of $72 million and an income tax provision of $11 million for the second quarter of 2002. The effective tax rate in 2003 was different from statutory rates primarily because of lower international income tax rates and the utilization of state tax credits. The effective tax rate in 2002 was different from the statutory rate primarily because of the second quarter write-off of nondeductible goodwill, offset somewhat by lower international income tax rates and state tax credits.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $1,374 million and $147 million, respectively, for the second quarter of 2003. Second quarter 2003 operating profit included an $11 million charge to earnings for severance and business exit costs related to the closure of a tissue machine and converting equipment at our Old Town, Maine, facility. Second quarter 2002 net sales and operating profits were $1,411 million and $241 million, respectively. Operating profits for the 2002 second quarter included a charge of $9 million related primarily to severance and business exit costs. The decrease in operating earnings was primarily due to raw material and energy inflation and weak demand for commercial tissue products. Additionally, lower selling prices for retail tissue and the impact of paper machine curtailments on fixed costs absorption negatively impacted operating results. During the second quarter of 2003, we reduced our paper machine output by 78,000 tons through selective downtime and slow backs. This is compared to slow backs of 5,000 tons during the second quarter of 2002. During the remainder of 2003, we expect margins to improve modestly based on an increase in volume levels combined with a decline in wood and wastepaper purchase prices.

INTERNATIONAL CONSUMER PRODUCTS

During the second quarter of 2003, the international consumer products segment reported net sales and operating profits of $497 million and $39 million, respectively, compared with $410 million and $37 million of net sales and operating profits, respectively, in the prior year. The second quarter 2003 decline in operating margins compared with 2002 was due principally to lower selling prices in local currency and general inflation partly offset by good momentum in manufacturing and distribution cost reduction. These declines were slightly offset by a 3% increase in shipments and a positive impact from the weakened US Dollar of approximately $83 million and $8 million on net sales and operating profits respectively. For the remainder of 2003, operating conditions in the international consumer products segment are expected to remain competitive.

PACKAGING

The packaging segment reported net sales of $700 million and operating profits of $100 million in the second quarter of 2003, compared with net sales of $711 million and operating profits of $94 million in the second quarter of 2002. Included in the 2003 operating results was an $18 million gain on the sale of some packaging assets (see Note 5). Selling price increases were negatively impacted by decreased volumes, higher energy costs and higher fiber costs. During the second quarters of 2003 and 2002, paper machine slow backs or shut downs at our containerboard mills, resulted in a reduction in containerboard production of 79,000 tons and 16,000 tons, respectively. For the remainder of 2003, we expect to contend with high secondary fiber and natural gas costs, sluggish demand and moderating sales pricing. We expect sales prices to increase with improvements in the economy and overall packaging demand or to offset higher operating costs.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales and operating profits of $615 million and $13 million in the 2003 second quarter. Beginning in November 2002, we reported the results of our 40% investment in Unisource in the bleached pulp and paper segment. Included in the second quarter 2003 operating profits was a $5 million loss from our investment in Unisource. For the same period in 2002, the segment reported net sales of $620 million and operating profits of $5 million. The increase in operating profits was primarily due to a 20% increase in average selling prices for market pulp coupled with and 8% increase in sales volumes for fluff pulp. These increases were offset by a 4% decline in paper shipments. For the remainder of 2003, earnings in the bleached pulp and paper segment are expected to improve. While market pulp prices are expected to decline, we anticipate improved paper volume, reduced wood and natural gas purchase prices and implementation of incremental cost reduction.

BUILDING PRODUCTS MANUFACTURING

During the second quarter of 2003, the building products manufacturing segment reported net sales of $1,436 million and an operating profits of $39 million. In the second quarter of 2002, the segment reported net sales and operating profits of $1,387 million and $76 million, respectively. The decrease in quarter-over-quarter operating profits resulted from a 3% decrease in average selling prices for both softwood lumber and particleboard. Sales volumes for particleboard and oriented strand board decreased 12% and 14%, respectively. Also contributing to the decrease in profits were higher natural gas costs quarter-over-quarter. These decreases were offset slightly by a 27% increase in average selling prices for oriented strand board. The building products manufacturing segment should experience continued strong demand throughout the third quarter in the oriented strand board and plywood markets. The current trend of increased selling prices for these markets is also expected to continue. We expect the gypsum business to continue to be negatively impacted by high natural gas costs. Our particleboard and lumber businesses are expected to continue running to demand in these overcapacity markets.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profits for the building products distribution segment were $1,041 million and $21 million, respectively, for the second quarter of 2003. During the same period in 2002, the segment reported net sales and operating profits of $1,017 million and $16 million, respectively. The increase in operating profits was primarily due to a 17% increase in lumber volume and a 6% increase in panel selling prices. These increases were offset by an 11% selling price decline in lumber and a 2% volume decline in panels. During the remainder of 2003, the segment is expected to grow sales relative to the prior year. Building activity and building material demand is expected to remain robust until the seasonal slowdown late in the fourth quarter.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $46 million to a loss of $63 million in 2003 from a loss of $109 million in the 2002 second quarter. This decrease was due to foreign currency transaction gains, lower legal and environmental expenses, reduced incentive accruals, insurance refunds and reduced corporate administrative and business separation expenses.

YEAR-TO-DATE 2003 COMPARED WITH YEAR-TO-DATE 2002

During the first six months of 2003 we reported consolidated net sales of $9.6 billion, compared with net sales of $12.0 billion for the first six months of 2002. Included in 2002 are net sales of $2.8 billion related to Unisource.

Interest expense decreased $41 million to $413 million in the first six months of 2003 compared with $454 million in the first six months of 2002, principally as a result of lower debt levels including the PEPS Units that were redeemed during the third quarter of 2002, offset somewhat by higher average interest rates.

During the first six months of 2003, we reported a loss before income taxes and accounting changes of $23 million and an income tax benefit of $29 million, compared with income before income taxes and accounting changes of $19 million and an income tax provision of $41 million for the first six months of 2002. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe. The effective tax rate in 2002 was different from the statutory rate primarily because of the second quarter write-off of nondeductible goodwill (see Note 8 of the Notes to Financial Statements), offset somewhat by lower international income tax rates and state tax credits.

On December 29, 2002, we adopted SFAS No. 143. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003 (see Note 9 of the Notes to Financial Statements).

Effective in the first quarter of 2002, we adopted SFAS No. 142. In accordance with the transition provisions of SFAS No. 142, we completed our initial assessment of the fair value of the net assets underlying all acquisition-related goodwill during the second quarter of 2002. The cumulative effect of the adoption of this principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to our paper distribution segment. The principal facts and circumstances leading to this impairment included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource (see Note 8 of the Notes to Financial Statements).

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $2.7 billion and $270 million, respectively, for the first six months of 2003. Included in the 2003 operating results were a pre tax impairment charge of $25 million, a pre-tax charge of $11 million for severance and business exit costs related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6 of the Notes to Financial Statements). On May 2, 2003, the Governor of Maine announced an economic support plan that will enable us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 has been reversed. Net sales and operating profits were $2.7 billion and $456 million, respectively for the first six months of 2002. Operating profits for the first six months of 2002 included a charge of $14 million related to a fire at our Crossett, Arkansas tissue mill and $9 million of severance and business exit costs. The decrease in operating earnings was primarily due to a decline in sales volumes, increasing recycled fiber, natural gas and petroleum-based resin costs and the Old Towne asset impairment, severance and business exit charges.

INTERNATIONAL CONSUMER PRODUCTS

During the first six months of 2003, the international consumer products segment reported net sales and operating profits of $970 million and $82 million, respectively, compared with $807 million and $82 million of net sales and operating profits, respectively, in the prior year. The 2003 decline in operating margins compared with 2002 is due to lower selling prices in local currency and general inflation partly offset by continued good momentum in manufacturing and distribution cost reduction. The weakened US Dollar positively affected net sales and operating profits by approximately $161 million and $16 million, respectively.

PACKAGING

The packaging segment reported net sales of $1.4 billion and operating profits of $159 million in the first six months of 2003, compared with net sales of $1.4 billion and operating profits of $180 million in the first six months of 2002. Included in the 2003 operating results was an $18 million gain on the sale of some packaging assets (see Note 5). Although we experienced favorable variances in volume, sales price and maintenance costs, operating profits declined in 2003 due to higher labor, wood, and natural gas costs. During the first six months of 2003 and 2002, paper machine slow backs or shut downs at our containerboard mills resulted in a reduction in containerboard production of 170,000 tons and 104,000 tons, respectively.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales of $1.2 billion and an operating loss of $39 million in the first half of 2003. For the same period in 2002, the segment reported net sales of $1.2 billion and operating profits of $10 million. Included in the 2003 operating results is an impairment charge of $49 million related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6) and a $13 million loss from the company's minority interest in Unisource (see Note 5). Average selling prices for the first six months of 2003 increased 14% and 2% for market pulp and paper, respectively while fluff pulp prices decreased 2% compared with the first six months of 2002. During the first six months of 2003, sales volumes for market pulp and fluff increased 3% and 2%, respectively when compared to the same period in 2002. These increases were offset with a decline in sales volumes for paper of 7%, the loss from the Unisource minority interest and the Old Town asset impairment charge.

BUILDING PRODUCTS MANUFACTURING

During the first six months of 2003, the building products manufacturing segment reported net sales of $2.7 billion and operating profits of $22 million. In the first six months of 2002, the segment reported net sales and operating profits of $2.6 billion and $120 million, respectively. The decrease in operating profits resulted from a decrease in overall selling prices and volumes. Average selling prices for plywood, softwood lumber and particleboard decreased 2%, 4% and 5%, respectively compared to the prior year. Sales volumes for softwood lumber, particleboard and oriented strand board decreased 4%, 8% and 19%, respectively. Also contributing to the decrease in profits were higher wood costs compared with the prior year. These decreases were offset slightly by an 18% increase in average selling prices for oriented strand board.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profits for the building products distribution segment were $1.9 billion and $24 million, respectively, for the first six months of 2003. During the same period in 2002, the segment reported net sales and operating profits of $1.9 billion and $39 million, respectively. The decrease in operating profits is a result of decreased selling prices and profit margins for plywood and softwood lumber.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $73 million to a loss of $128 million in 2003 from a loss of $201 million in the first half of 2002. This decrease was due to foreign currency transaction gains, lower legal and environmental expenses, reduced incentive accruals, insurance refunds and reduced corporate administrative and business separation expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2003, debt decreased by approximately $134 million resulting primarily from income tax refunds we received in April 2003. During the remainder of 2003, we expect our cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES. For the six months ended June 2003 we generated cash from operations of $668 million compared to $419 million a year ago. The increase in cash provided by operating activities is primarily due to a $354 million income tax refund received in April 2003.

During the first six months of 2003, we experienced a seasonal working capital increase of $225 million compared to a similar working capital increase of $269 million for the same period of 2002. Accounts receivable increased during the first six months of 2003 by $272 million compared to an increase of $184 million in 2002. The year-over-year increase in accounts receivable related primarily to increased sales late in the first half of 2003 in building products. Inventory increased during the first half of 2003 by $23 million compared with a decrease in inventory of $24 million in 2002. The year-over-year increase in inventory related principally to higher inventories in North America consumer products. Accounts payable increased during the first six months of 2003 by $48 million compared to a decrease in accounts payable of $28 million in 2002. The year-over-year increase in accounts payable resulted principally to increased purchases of building products inventories late in the first half of 2003. Other working capital decreased by $22 million during the first six months of 2003 compared with an increase in other working capital of $81 million in 2002. The year-over-year reduction in other working capital resulted primarily from higher accrued interest in 2003 related to timing of interest payments.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended June 2003 were $310 million, which included $174 million in the North America consumer products segment, $22 million in the international consumer products segment, $29 million in the packaging segment, $40 million in the bleached pulp and paper segment, $22 million in the building products manufacturing segment, $2 million in the building products distribution segment and $21 million in the other segment. Capital expenditures for property, plant and equipment in the first six months of 2002 were $268 million. We expect to make capital expenditures for property, plant and equipment of approximately $750 million in 2003.

During the second quarter of 2003, we sold certain packaging assets and recorded a pre tax gain of $18 million in the packaging segment. This gain was reflected in "Other (income) losses, net" in the accompanying statements of operations.

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

In addition, in the second quarter of 2003, we received more than $193 million of cash refund from the related income tax benefit of the Unisource sale, which is included in the $354 million income tax refund discussed above.

As part of this transaction, we entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers' compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our 40% investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

During the first six months of 2002, we disposed of various assets, including a gypsum wallboard paper mill, for a total of $22 million in cash and recognized a pretax loss of $10 million which was reflected in "Other (income) losses, net" in the accompanying consolidated statements of operations.

FINANCING ACTIVITIES. Our total debt decreased by $134 million to $11,382 million at June 28, 2003 from $11,516 million at December 28, 2002. At June 28, 2003, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements was 6.72%.

As of June 28, 2003, we had $900 million outstanding under our accounts receivable secured borrowing program, which expires in December 2003. On March 31, 2003, we increased our borrowings under our accounts receivable secured borrowing program by $200 million and used the funds to pay down a portion of our Multi-Year Revolving Credit Facility. G-P Receivables, Inc. ("G-P Receivables") is a wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells the receivables to the various banks and entities that purchase the receivables. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

On June 3, 2003, we completed a $500 million senior notes offering, consisting of $350 million of 7.375% senior notes due 2008 and $150 million of 8% senior notes due 2014, all of which were guaranteed by Fort James Corporation and Fort James Operating Company, a subsidiary of Fort James Corporation. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Proceeds from the offering were used to pay down a portion of our Multi-Year Revolving Credit Facility. We paid approximately $8 million in fees and expenses associated with the transaction. The fees are being amortized over the term of the senior notes.

On January 30, 2003, we completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the third quarter of 2003, we intend to cause Fort James Operating Company to guarantee these notes as well. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and to pay down approximately $1 billion outstanding under our Multi-Year Revolving Credit Facility. We paid approximately $32 million in fees and expenses associated with this transaction. The fees are being amortized over the term of these senior notes.

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow Georgia-Pacific and the guarantors of the senior notes to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments if certain conditions are met. We can, however, make permitted payments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of June 28, 2003.

On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrew our commercial paper rating. On September 27, 2002, Standard & Poor's changed our long-term corporate credit rating to "BB-plus" from "BBB-minus" and our short-term rating to "B" from "A-3."

We elected to optionally reduce the commitments under the Multi-Year Revolving Credit Facility effective June 6, 2003. Amounts available thereunder are now comprised of (i) $2,500 million in revolving loans and (ii) $500 million in term loans due November 2005.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. As of June 28, 2003, we paid $6 million in commitment fees and $4 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. At June 28, 2003, $765 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.9%. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The amounts outstanding under our Multi-Year Revolving Credit Facility include the following:

In millions	June 28, 2003

Commitments: Revolving Loans Term Loans	$ 2,500 500

Credit facilities available	3,000

Amounts Outstanding: Letter of Credit Agreements* Revolving Loans due November 2005, average rate of 3.94% Term Loans due November 2005, average rate of 3.51%	(581) (265) (500)

Total credit balance	(1,346)

Total credit available**	$ 1,654

*	The Letter of Credit Agreements only include Standby Letters of Credit from Bank of America.
**	We are limited to $1,134 million of incremental debt available pursuant to certain restrictive debt covenants and our outstanding debt balance at June 28, 2003.

The Multi-Year Revolving Credit Facility requires a maximum leverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement) of 67.50% on June 28, 2003, September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement), of 2.25 to 1.00 on June 28, 2003, September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth (as defined in the Multi-Year Revolving Credit Facility agreement) that changes quarterly and a maximum debt level of $12,594 for so long as our leverage ratio exceeds 65.00%. We were in compliance with these debt covenants as of June 28, 2003, with a leverage ratio of 65.35%, an interest coverage ratio of 2.45 to 1.00, a debt balance (as defined in the Multi-Year Revolving Credit Facility agreement) of $11,211 million and an adjusted net worth as defined below:

In millions	June 28, 2003

Adjusted Net Worth: Net Worth Goodwill impairments (see Note 8 of the Notes to Financial Statements) Minimum Pension Liability	$ 4,668 651 625

Adjusted Net Worth	5,944

Required Net Worth:
  80% of Net Worth as of the Credit Agreement closing date
  50% of Net Income from fourth quarter 2000 to second quarter 2003*
  Proceeds of new capital stock or other equity interests from fourth quarter 2000 to second quarter 2003
  The Timber Company Net Worth

4,650 97 1,077 (329)

Required Net Worth	5,495

Adjusted Net Worth surplus	$ 449

* Does not include quarters with net losses.

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

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations as of June 28, 2003. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and do not attempt to project future interest rates.

(In millions) ---------------	2003 -------	2004 -------	2005 -------	2006 -------
Debt
Secured borrowings	$ 900	-	-	-
Average interest rates	2.3%	-	-	-
Credit facilities	-	-	$ 765	-
Average interest rate	-	-	3.9%	-
Notes and debentures	$ 577	$ 336	-	$ 600
Average interest rates	3.8%	6.7%	-	7.5%
Euro-denominated bonds	-	$ 343	-	-
Average interest rates	-	4.8%	-	-
Revenue bonds	$ 12	$ 31	$ 21	-
Average interest rates	3.7%	1.6%	5.6%	-
Capital leases	$ 3	$ 12	$ 13	$ 14
Average interest rates	6.8%	7.3%	7.4%	7.4%
European debt	$ 4	$ 12	$ 11	$ 10
Average interest rates	4.6%	4.7%	4.7%	4.8%
Other loans	$ 1	$ 9	-	-
Average interest rates	3.2%	3.0%	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	$ 300	-	-	-
Average interest rate paid (fixed)	5.9%	-	-	-
Average interest rate received (variable)	1.3%	-	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	-
Average interest rate cap	-	-	7.5%	-
Average interest rate floor	-	-	5.5%	-

(In millions) ---------------	2007 -------	Thereafter -------------	Total -------	Fair value June 28, 2003 ---------------
Debt
Secured borrowings	-	-	$ 900	$ 900
Average interest rates	-	-	2.3%	2.3%
Credit facilities	-	-	$ 765	$ 765
Average interest rates	-	-	3.9%	3.9%
Notes and debentures	$ 300	$ 6,401	$ 8,214	$ 8,088
Average interest rates	6.9%	8.6%	8.0%	5.3%
Euro-denominated bonds	-	-	$ 343	$ 349
Average interest rates	-	-	4.8%	2.9%
Revenue bonds	$ 28	$ 773	$ 865	$ 798
Average interest rates	4.9%	5.2%	5.0%	5.6%
Capital leases	$ 17	$ 221	$ 280	$ 302
Average interest rates	7.6%	7.2%	7.2%	7.7%
European debt	$ 7	$ 30	$ 74	$ 74
Average interest rates	4.3%	3.2%	4.0%	4.0%
Other loans	-	-	$ 10	$ 10
Average interest rates	-	-	3.1%	2.9%
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	$ 300	$ (2)
Average interest rate paid (fixed)	-	-	5.9%	5.9%
Average interest rate received (variable)	-	-	1.3%	1.3%
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 5
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-	-	5.5%	5.5%

Approximately $148 million of our revenue bonds are supported by letters of credit that expire within one year. We have the intent and ability to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms. .

The following table presents commitment amounts by year of expected expiration for our standby letters of credit agreements.

(In millions) ---------------	2003 -------	2004 -------	2005 -------	2006 -------	2007 -------	Thereafter -------	Total -------
Standby Letters of Credit**	-	-	-	-	-	$ 18	$ 18

**	The Standby Letters of Credit for Bank of America totaling $581 million are excluded from the balance and included as amounts outstanding to reduce the available credit under the credit facilities.

We have the intent to renew the Standby Letters of Credit where appropriate as they mature; therefore, the obligations do not have a definite maturity date.

At June 28, 2003, we had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.3% to fixed rate obligations with an average effective interest rate of approximately 5.9%. During the first six months of 2003, interest rate exchange agreements increased interest expense by $7 million. The agreements had a weighted-average maturity of approximately two months at June 28, 2003.

At June 28, 2003, we also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%.

Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first six months of 2003, these agreements decreased interest expense by approximately $1 million. The agreements had a weighted-average maturity of approximately two years at June 28, 2003.

The estimated fair value of our interest rate exchange agreements at June 28, 2003 was a $2 million liability. The liability balance represents the estimated amount we could have paid upon termination of the agreements. The fair value at June 28, 2003 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

We use interest rate swap agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. The interest rate swap arrangements manage exposure to interest rate changes and are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Under these agreements, we make payments to counter parties at fixed interest rates and in turn receive a payment at variable rates. We entered into interest rate exchange agreements in prior years to protect against the increased cost associated with a rise in interest rates. We may be exposed to losses in the event of nonperformance of counter parties but do not anticipate their nonperformance.

Our senior management has established the parameters of our financial policies, which have been approved by our board of directors. These include balancing our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure we can meet our financial obligations when or before they come due and to finance attractive business opportunities. Historically, we set debt targets based on our cash generating capability under various business scenarios. We experience variances in cash flow from period to period and various statistical methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. At June 28, 2003, unused capacity under our Multi-Year Revolving Credit Facility was $1,654 million.

We continuously review our financing objectives to determine the appropriate level of debt to employ in our capital structure to provide the necessary flexibility to finance future growth and investment opportunities.

As of June 28, 2003, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first six months of 2003 and 2002, we paid dividends totaling $63 million and $58 million, respectively.

During the third quarter of 2003, we expect to pay approximately $100 million to settle an income tax matter related to Fort James. We established reserves to cover this matter in connection with accounting for the purchase of Fort James.

OTHER. We employ approximately 61,000 people, including approximately 26,000 who are members of unions. We consider our relationship with our employees to be good. Forty union contracts are subject to negotiation and renewal in 2003, including eleven at major facilities. Fifteen of these contracts were renewed during the first six months of 2003.

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

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill. After the transition, we will review the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.7 billion at June 28, 2003 and represented 31% of total assets. We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Fin 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. We have identified potential VIEs and are in the process of performing tests to determine if consolidation is required.

On December 29, 2002, we adopted SFAS No. 143. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003.

Effective in the first quarter of 2002, we adopted SFAS No. 142. In accordance with the transition provisions of SFAS No. 142, we completed our initial assessment of the fair value of the net assets underlying all acquisition-related goodwill during the second quarter of 2002. The cumulative effect of the adoption of this principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to our paper distribution segment. The principal facts and circumstances leading to this impairment included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

 In the first quarter of 2002, we changed our method of computing LIFO inventory increments from year-to-date average cost to latest acquisition cost. We believe that the latest acquisition cost more closely aligns the value of increases in inventory with physical quantities giving rise to the increases and that this method more appropriately reflects the underlying substance of changes in inventory. In addition, we changed our method of pooling LIFO inventories from a statutory legal entity approach to an approach that allows the alignment by business segment. We believe that this approach results in better matching of costs to revenues in a manner that is more consistent with the way the businesses are managed. The cumulative effect of these changes on prior years was not determinable. These changes did not have a material effect on 2002 results of operations or financial position.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Georgia-Pacific Corporation (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

GEORGIA-PACIFIC CORPORATION June 28, 2003

Item 1.	Legal Proceedings

The information contained in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

	The annual meeting of shareholders of the Corporation was held on May 6, 2003. At the annual meeting, the following matters were voted on:

	Shareholders elected five directors for three-year terms expiring at the Annual Meeting in 2006, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Directors	For	Withheld

	Jane Evans	136,771,273	67,495,963
	Sir Richard V. Giordano	137,887,571	66,379,665
	M. Douglas Ivester	136,994,040	67,273,196
	Louis W. Sullivan, M.D.	136,814,014	67,453,222
	Lee M. Thomas	138,176,961	66,090,275

Other directors whose term of office as a director continued after the meeting were James S. Balloun, Barbara L. Bowles, Worley H. Clark, Jr., Alston D. Correll, Donald V. Fites, David R. Goode, James B. Willams and John D. Zeglis.

A proposal requesting shareholder approval to (i) amend various Georgia-Pacific employee benefit plans to permit the exchange of outstanding stock options for a lesser number of shares of restricted stock and (ii) make an additional unrelated amendment to the Georgia-Pacific Corporation Long-Term Incentive Plan (the "LTIP") was approved with 153,674,430 votes in favor, 47,026,581 votes against and 3,566,225 votes abstaining.

A proposal requesting shareholder reapproval of the LTIP's performance-based criteria in connection with Section 162(m) of the Internal Revenue Code of 1986, as amended was approved with 195,340,657 votes in favor, 6,783,434 votes against and 2,143,145 votes abstaining.

A proposal requesting shareholder approval of an amendment and restatement of one of our existing employee stock purchase plans that is limited to employees of select companies in which we have at least a 50% ownership interest was approved with 198,679,333 votes in favor, 3,541,183 votes against and 2,046,720 votes abstaining

A shareholder proposal urging Georgia-Pacific to establish a policy prohibiting the harvesting and trading of products from primary, old growth or other endangered forests was defeated with 13,680,316 votes in favor, 145,233,950 votes against and 13,657,411 votes abstaining

A shareholder proposal requesting Georgia-Pacific's Board of Directors to amend the Company's Bylaws to require that an independent director serve as the Chairman of our Board of Directors was defeated with 37,278,924 votes in favor, 132,918,342 votes against and 2,374,411 votes abstaining

A shareholder proposal urging Georgia-Pacific to establish a policy of expensing the costs of all future stock options issued by the Company was approved with 109,003,724 votes in favor, 57,796,237 votes against and 5,771,715 votes abstaining.

The text of the above proposals are incorporated by reference to Items 2, 3, 4, 5, 6 and 7, respectively, of the Corporation's definitive Proxy Statement dated March 26, 2003, filed with the SEC pursuant to Regulation 14A on March 28, 2003.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
Exhibit 4.1 -

Indenture relating to 2010 Notes, by and among Georgia-Pacific Corporation, Fort James Corporation and The Bank of New York, as trustee (Filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-4, Commission File No. 333-104549).

Exhibit 4.2 -

Indenture relating to 2013 Notes, by and among Georgia-Pacific Corporation, Fort James Corporation and the Bank of New York as trustee (Filed as Exhibit 4.2 to the Corporation's Registration Statement on Form S-4, Commission File No. 333-104549).

Exhibit 4.3 -

Indenture relating to 2008 Notes, by and among Georgia-Pacific Corporation, Fort James Corporation ("Fort James"), Fort James Operating Company (together with Fort James, the guarantors) and The Bank of New York, as trustee. (1)

Exhibit 4.4 -

Indenture relating to 2014 Notes, by and among Georgia-Pacific Corporation, Fort James Corporation ("Fort James"), Fort James Operating Company (together with Fort James, the guarantors) and The Bank of New York, as trustee. (1)

Exhibit 10.1 -

Exchange and Registration Rights Agreement, dated as of January 30, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Purchasers named in Schedule I thereto (Filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-4, Commission File No. 333-104549).

Exhibit 10.2

Exchange and Registration Rights Agreement, dated as of June 3, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, Fort James Operating Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and UBS Warburg LLC, as representatives of the several Purchasers named in Schedule I thereto. (1)

		Exhibit 12 -	Statement of Computation of Ratio of Earnings to Fixed Charges. (1)

		Exhibit 31.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

Exhibit 31.2 -

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

		Exhibit 32.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

Exhibit 32.2 -

Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

	(b)	Reports on Form 8-K

*

        On April 8, 2003, we filed a report on Form 8-K dated April 4, 2003, which reported under Items 5 subsequent events that took place after the announced closure of the tissue machines and converting lines at our Old Towne, Maine facility. The press release entitled "Georgia-Pacific to Retire Two Tissue Machines, 13 Converting Lines and Chipping Operations at Old Town, Maine was filed as an exhibit under Item 7.

*

        On April 17, 2003, we filed a report on Form 8-K , which furnished (not filed) under Items 9 and 7 the press release entitled "Georgia-Pacific Reports First Quarter 2003 Results" relating to the results of our first fiscal quarter ended March 29, 2003.

	*	On May 6, 2003, we filed a report on Form 8-K, which .reported under Items 5 and 7 the issuance of a press release regarding the results from the Corporation's Annual Meeting of Shareholders.

*

        On May 22, 2003, we filed a report on Form 8-K dated May 21, 2003, which reported under Items 5 and 7 the issuance of press releases regarding the intention to offer senior notes and the subsequent pricing of the senior notes offering.

	*	On June 3, 2003, the Corporation filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the closing of its $500 million senior notes offering..

(1)	Filed via EDGAR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2003	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff Executive Vice President - Finance and Chief Financial Officer

by /s/ James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS FILED WITH THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 28, 2003

Exhibit No.	Sequentially Numbered Description

4.3

Indenture relating to 2008 Notes, by and among Georgia-Pacific Corporation, Fort James Corporation ("Fort James"), Fort James Operating Company (together with Fort James, the guarantors) and The Bank of New York, as trustee. (1)

4.4

Indenture relating to 2014 Notes, by and among Georgia-Pacific Corporation, Fort James Corporation ("Fort James"), Fort James Operating Company (together with Fort James, the guarantors) and The Bank of New York, as trustee. (1)

10.2

Exchange and Registration Rights Agreement, dated as of June 3, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, Fort James Operating Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and UBS Warburg LLC, as representatives of the several Purchasers named in Schedule I thereto.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

