Form 10-Q
period 2003-09-27
GEORGIA PACIFIC CORP
filed 2003-11-10
CIK 41077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of the close of business on October 31, 2003, Georgia-Pacific Corporation had 254,131,254 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION -------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Third Quarter		First Nine Months

(In millions, except per share amounts)	2003	2002	2003	2002

Net sales	$ 5,278	$ 6,152	$ 14,893	$ 18,170

Costs and expenses: Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, net	4,059 331 261 216 204 (81)	4,808 506 255 274 199 13	11,664 965 783 617 617 (18)	14,090 1,500 774 806 653 231

Total costs and expenses	4,990	6,055	14,628	18,054

Income before income taxes and accounting changes Provision for income taxes	288 99	97 31	265 70	116 72

Income before accounting changes Cumulative effect of accounting changes, net of taxes	189 -	66 -	195 28	44 (545)

Net income (loss)	$ 189	$ 66	$ 223	$ (501)

Basic per share: Income before accounting changes Cumulative effect of accounting changes, net of taxes	$ 0.76 -	$ 0.27 -	$ 0.78 0.11	$ 0.19 (2.34)

Net income (loss)	$ 0.76	$ 0.27	$ 0.89	$ (2.15)

Diluted per share: Income before accounting changes Cumulative effect of accounting changes, net of taxes	$ 0.75 -	$ 0.27 -	$ 0.78 0.11	$ 0.19 (2.33)

Net income (loss)	$ 0.75	$ 0.27	$ 0.89	$ (2.14)

Shares (denominator): Weighted average shares outstanding Dilutive securities: Options and restricted stock	250.2 1.5	240.6 0.2	250.1 0.5	233.5 0.6

Total assuming conversion	251.7	240.8	250.6	234.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
	First Nine Months

(In millions, except per share amount)	2003	2002

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net income (loss) to cash provided by operations:
  Cumulative effect of accounting changes, net of taxes
  Other (income) losses, net
  Depreciation, amortization and accretion
  Deferred income taxes
  Increase in receivables
  Decrease (increase) in inventories
  Increase in accounts payable
  Change in other working capital
  Change in taxes payable/receivable
  Change in other assets and other long-term liabilities
  Other

	$ 223 (28) (18) 783 (67) (282) 27 74 3 334 119 23	$ (501) 545 231 774 (63) (211) (20) 125 (66) (11) (60) 17

Cash provided by operations	1,191	760

Cash flows from investing activities Property, plant and equipment investments Net proceeds from sales of assets Other	(480) 27 (26)	(439) 24 (19)

Cash used for investing activities	(479)	(434)

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Net decrease in bank overdrafts
Net increase (decrease) in short-term debt
Proceeds from option plan exercises
Employee stock purchase plan
Cash dividends paid ($0.375 per share)

	(6,318) 5,680 (48) (54) 190 4 - (94)	(3,374) 3,390 (8) (10) (264) 4 37 (87)

Cash used for financing activities	(640)	(312)

Increase in cash and equivalents Balance at beginning of period	72 35	14 31

Balance at end of period	$ 107	$ 45

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	September 27, 2003	December 28, 2002

ASSETS Current assets Cash and equivalents Receivables, less allowances of $41 and 39, respectively Inventories Deferred income tax assets Taxes receivable Other current assets	$ 107 2,100 2,126 35 - 490	$ 35 1,777 2,136 35 334 409

Total current assets	4,858	4,726

Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	19,201 (10,135)	18,857 (9,535)

Property, plant and equipment, net	9,066	9,322

Goodwill, net	7,615	7,663

Intangible assets, net	662	676

Other assets	2,287	2,242

Total assets	$ 24,488	$ 24,629

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	September 27, 2003	December 28, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Secured borrowings and other short-term notes Current portion of long-term debt Accounts payable Accrued compensation Other current liabilities	$ 900 1,017 1,554 250 1,159	$ 710 621 1,532 291 891

Total current liabilities	4,880	4,045

Long-term debt, excluding current portion	9,186	10,185

Other long-term liabilities	4,165	4,397

Deferred income tax liabilities	1,416	1,442

Commitments and contingencies (Note 13)

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Junior preferred stock, no par value; 25,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, par value $0.80; 400,000,000 shares authorized;
    253,926,000 and 250,238,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	- - 203 3,478 1,597 (54) (383)	- - 200 3,413 1,468 (2) (519)

Total shareholders' equity	4,841	4,560

Total liabilities and shareholders' equity	$ 24,488	$ 24,629

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Third Quarter		First Nine Months

(In millions)	2003	2002	2003	2002

Net income (loss)
 Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments
  Derivative instruments
    Fair market value adjustments on derivatives
    Reclassification adjustments for losses included in net income
  Unrealized (loss) gain on securities
  Minimum pension liability adjustment

	$ 189 3 (1) 2 - -	$ 66 (24) (5) 7 (1) -	$ 223 127 (4) 9 4 -	$ (501) 96 (14) 37 (1) (71)

Comprehensive income (loss)	$ 193	$ 43	$ 359	$ (454)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) GEORGIA-PACIFIC CORPORATION September 27, 2003

1.

PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. These consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. We prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. All significant intercompany balances and transactions were eliminated in consolidation. We made certain reclassifications to the 2002 consolidated financial statements to conform to the 2003 presentation. During the first quarter of 2003, we realigned our reportable segments for financial reporting purposes to align reporting with our current operating structure.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. The results of operations of the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2002.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $104 million and $300 million for the third quarter and first nine months of 2003, respectively, and $146 million and $431 million for the third quarter and first nine months of 2002, respectively.

Other (income) losses, net

The following amounts are included in Other (income) losses, net:
	Third Quarter		First Nine Months

(In millions)	2003	2002	2003	2002

Asset impairments: Unisource Old Town White City Other Litigation settlement Asbestos liability insurance receivable increase Loss (gain) on asset sales, retirements and disposals	$ - - 12 - 21 (118) 4	$ - - - - - - 13	$ - 74 12 8 21 (118) (15)	$ 208 - - 1 - - 22

Other (income) losses, net	$ (81)	$ 13	$ (18)	$ 231

Stock-Based Compensation

We account for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma effects of the plans on net income and earnings per share as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-

Based Compensation ("SFAS No. 123"). Accordingly, because the fair market value on the date of grant was equal to the exercise price, we did not recognize any compensation cost for stock options. In May 2003, certain stock options were exchanged for restricted shares of common stock. Had compensation cost for the options not exchanged been determined based on the fair value at the grant dates during the third quarters and first nine months of 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows:

	Third Quarter --------------------------------		First Nine Months ----------------------------------
(In millions, except per share amounts)	2003	2002	2003	2002

Net income (loss) as reported Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	$ 189 (2)	$ 66 (5)	$ 223 (10)	$ (501) (20)

Pro forma net income (loss)	187	61	213	(521)

Stock based employee compensation cost, net of taxes, included in the determination of net income as reported	9	-	13	1

Basic net income (loss) per share: As reported Pro forma	0.76 0.75	0.27 0.25	0.89 0.85	(2.15) (2.23)

Diluted net income (loss) per share: As reported Pro forma	0.75 0.74	0.27 0.25	0.89 0.85	(2.14) (2.22)

On May 6, 2003, our shareholders approved a resolution requesting our Board of Directors to establish a policy of expensing the costs of all future stock options. On November 7, 2003, our Board of Directors approved the adoption of SFAS No. 123, commencing with the fourth quarter of 2003, effective at the beginning of 2003. We will utilize the prospective method in accordance with SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, and apply the expense recognition provisions of SFAS No. 123 to stock options awarded in 2003 and thereafter. The amount of additional compensation expense to be recognized in each quarter of 2003 relating to the 2003 stock option awards is insignificant.

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

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Fin 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In October 2003, the FASB delayed the implementation of FIN 46 until after December 15, 2003, for all entities acquired before February 1, 2003.

The only non-consolidated entity that we have identified as a potential VIE is the GA-MET joint venture partnership. We have a 50% interest in this partnership that owns and operates our main office building in Atlanta, GA. We currently account for our investment in this partnership under the equity method. We are in the process of performing tests to determine if the GA-MET joint venture is a VIE and will finalize our analysis in the fourth quarter of 2003. At September 27, 2003, the GA-MET partnership had assets of $92 million and debt of $129 million.

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

3.

EARNINGS PER SHARE. Basic earnings (loss) per share was computed based on net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option, restricted stock and stock purchase plans and pursuant to the terms of the 7.5% Premium Equity Participating Security Units ("PEPS Units") that were redeemed during the third quarter of 2002. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

4.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

First nine months

	(In millions)	2003	2002

	Total interest costs Interest capitalized	$ 622 (5)	$ 659 (6)

	Interest expense	$ 617	$ 653

	Interest paid	$ 525	$ 608

	Income tax (refunds received) paid, net	$ (236)	$ 104

	Redemption of senior deferrable notes and issuance of common stock	$ -	$ 863

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

As part of this transaction, we entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. No amounts were outstanding under this loan at September 27, 2003. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers' compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our 40% investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

During the first nine months of 2002, we disposed of and sold various assets for a total of $24 million in cash and recognized a pretax loss of $22 million that was reflected in "Other (income) losses, net" in the accompanying consolidated statements of operations.

In September 2003, we announced that we are exploring strategic alternatives for our building products distribution business, including its possible sale.

6.

ASSET IMPAIRMENT AND RESTRUCTURING. On October 15, 2003, we announced that we would idle chemical production operations at our White City, Ore., facility. The determination to close the chemical operations was based on continued decline in demand for urea formaldehyde resins. In connection with this announcement, we determined that the value of related chemical producing assets at this location was impaired. Accordingly, in the third quarter of 2003, we recorded a pre tax impairment charge to earnings in the building products segment of $12 million. Following the impairment charge, the carrying value of the related assets was approximately $5 million. In addition, we recorded a pre tax charge of approximately $2 million for employee termination costs in the third quarter of 2003. Any further severance or business exit costs associated with the idled operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined by an independent appraisal. The impairment charge was recorded in "Other (income) losses, net" in the accompanying consolidated statements of operations.

On April 4, 2003, we announced that we would close tissue-manufacturing and converting operations at our Old Town, Maine mill. The mill's pulp and dryer operations are continuing to operate. The determination to close the tissue operations was based on excess capacity of tissue production, the mill's geographic location and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. In the second quarter of 2003, we recorded a pre-tax charge of $7 million and $4 million in the North America consumer products segment for related severance and business exit costs, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. In the third quarter of 2003, we recorded a pre tax credit of $2 million for business exit cost accruals that were no longer needed at the Old Town mill. Any further severance or business exit costs associated with the closed operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined using the present value of expected future cash flows. The impairment charge was recorded in "Other losses, net" in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that will enable us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel at our Old Town Mill. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 has been reversed.

In connection with the acquisition of Fort James, we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. During 2002 and 2001, approximately 779 employees were terminated and approximately $69 million of the reserve was used to pay termination benefits. During the first nine months of 2003, approximately 161 employees were terminated and approximately $5 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed by the third quarter of 2004 due to timing of receipt of the requisite permits. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 28, 2002 through September 27, 2003:

Type of Cost (In millions)	Liability Balance at December 28, 2002	Use	Liability Balance at Sept. 27, 2003

Employee termination Facility closing costs	$ 9 48	$ (5) (16)	$ 4 32

Total	$ 57	$ (21)	$ 36

11

7.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. We use the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

	(In millions)	September 27, 2003	December 28, 2002

	Raw materials Finished goods Supplies LIFO reserve	$ 595 1,112 520 (101)	$ 590 1,116 507 (77)

	Total inventories	$ 2,126	$ 2,136

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

The adoption of SFAS No. 142 required us to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of our reporting units. In this assessment, we compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million ($2.33 diluted loss per share) effective at the beginning of fiscal year 2002. The $545 million goodwill impairment related only to our former Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit's goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

On August 13, 2002, we entered into a letter of intent to sell a 60% controlling interest in our Unisource paper distribution business to Bain Capital Partners, LLC. Based on the terms of this letter of intent, we concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, we recorded an after-tax charge of $170 million, which is comprised of an additional goodwill impairment charge of $106 million and a pretax long-lived asset impairment charge of $102 million ($64 million after tax) in the paper distribution segment.

During the first nine months of 2003, we reduced goodwill by $92 million for certain deferred taxes and tax contingencies recorded in connection with the Fort James acquisition that were no longer required.

The changes in the carrying amount of goodwill for the first nine months of 2003 are as follows:
(In millions)	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper

Balance as of December 28, 2002 Reclassifications Goodwill acquired during the year Foreign currency translation	$ 5,938 (75) - -	$ 785 (17) - 38	$ 631 - 6 -	$ 275 - - -

Balance as of September 27, 2003	$ 5,863	$ 806	$ 637	$ 275

(In millions)	Building Products Manufacturing	Building Products Distribution	All Other	Consolidated

Balance as of December 28, 2002 Reclassifications Goodwill acquired during the year Foreign currency translation	$ 34 - - -	$ - - - -	$ - - - -	$ 7,663 (92) 6 38

Balance as of September 27, 2003	$ 34	$ -	$ -	$ 7,615

In order to align our goodwill impairment analysis with our strategic forecasting and to provide adequate time to complete the analysis each year, beginning in 2003 we changed the period in which we perform our annual goodwill impairment test from the fourth fiscal quarter to the third fiscal quarter of each year.

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

		As of September 27, 2003		As of December 28, 2002
	(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	Trademarks Patents and other	$ 619 128	$ 37 48	$ 618 122	$ 28 36

	Total	$ 747	$ 85	$ 740	$ 64

	Aggregate Amortization Expense: First nine months of 2003 Estimated Amortization Expense: For fiscal year 2003 For fiscal year 2004 For fiscal year 2005 For fiscal year 2006 For fiscal year 2007		$ 23 ===== $ 29 29 29 20 20

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

The cumulative effect of the change on prior years resulted in an after-tax credit to income of $28 million (net of income taxes of $19 million), or $0.11 diluted earnings per share, for the first nine months of 2003. The effect of the change on the first nine months of 2003 was to decrease income before the cumulative effect of the accounting changes by approximately $3 million related to depreciation and accretion expense recorded during the period. The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on December 30, 2001 (instead of December 29, 2002) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax):

(in millions, except per share amounts)	Third Quarter		First Nine Months
	2003	2002	2003	2002

Income before accounting changes, as reported Add back: landfill closure expense recorded Depreciation expense Accretion expense	$ 189 - - -	$ 66 1 - (1)	$ 195 - - -	$ 44 3 - (2)

Pro forma income before accounting changes	$ 189	$ 66	$ 195	$ 45

Pro forma basic income before accounting change, per share Pro forma diluted income before accounting change, per share	$ 0.76 $ 0.75	$ 0.27 $ 0.27	$ 0.78 $ 0.78	$ 0.19 $ 0.19

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

The following table describes changes to our asset retirement obligation liability:

(In millions)			First Nine Months 2003

Asset retirement obligation at the beginning of the year Net transition adjustment Accretion expense			$ 69 (20) 3

Asset retirement obligation at the end of the third quarter			$ 52

The actual and pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on December 30, 2001 (instead of December 29, 2002) were as follows:

(In millions)		September 27, 2003 (actual)	December 28, 2002 (pro forma)

Liability for asset retirement obligations at beginning of period Liability for asset retirement obligations at end of period		$ 49 $ 52	$ 44 $ 49

15

10.

DEBT. Our total debt decreased by $413 million to $11,103 million at September 27, 2003 from $11,516 million at December 28, 2002. At September 27, 2003, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 6.78%.

As of September 27, 2003, we had $900 million outstanding under our accounts receivable secured borrowing program, which expires in December 2003. G-P Receivables, Inc. ("G-P Receivables") is a wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

On June 3, 2003, we completed a $500 million senior notes offering, consisting of $350 million of 7.375% notes due in 2008 and $150 million of 8% notes due in 2014, all of which were guaranteed by Fort James Corporation and Fort James Operating Company, a subsidiary of Fort James Corporation. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Net proceeds from the offering were used to pay down a portion of our Multi-Year Revolving Credit Facility. On October 3, 2003, we completed an offer to exchange these notes. We have paid approximately $8 million in fees and expenses associated with these transactions. The fees are being amortized over the term of the senior notes.

On January 30, 2003, we completed a $1.5 billion of senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the fourth quarter of 2003, we intend to cause Fort James Operating Company to guarantee these notes as well. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Net proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and to pay down approximately $1 billion outstanding under our Multi-Year Revolving Credit Facility. On September 9, 2003, we completed an offer to exchange these notes. We have paid approximately $34 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

On September 1, 2003 and August 1, 2003, a $10 million variable rate industrial revenue bond and a $1 million, 6.88% industrial revenue bond matured, respectively. Also, on August 22, 2003, a $300 million variable rate note matured.

On September 30, 2003, Moody's Investors Service announced that it had assigned our revolving credit facility debt a rating of SGL-3, which indicates adequate liquidity. On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrew our commercial paper rating. On September 27, 2002, Standard & Poor's changed our long-term corporate credit rating to "BB-plus" from "BBB-minus" and our short-term rating to "B" from "A-3."

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow Georgia-Pacific and the guarantors of the senior notes to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments if certain conditions are met. We can, however, make permitted payments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of September 27, 2003.

We elected to reduce the commitments under the Multi-Year Revolving Credit Facility effective June 6, 2003. Amounts available thereunder are now comprised of (i) $2,500 million in revolving loans and (ii) $500 million in term loans due November 2005.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. As of September 27, 2003, we paid $8 million in commitment fees and $4 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. At September 27, 2003, $791 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.3%. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The amounts outstanding under our Multi-Year Revolving Credit Facility include the following:

(In millions)	September 27, 2003

Commitments: Revolving Loans Term Loans	$ 2,500 500

Credit facilities available	3,000

Amounts Outstanding: Letter of Credit Agreements* Revolving Loans due November 2005, average rate of 3.29% Term Loans due November 2005, average rate of 3.37%	(597) (291) (500)

Total credit balance	(1,388)

Total credit available	$ 1,612

*	The Letter of Credit Agreements only include Standby Letters of Credit from Bank of America.

The Multi-Year Revolving Credit Facility requires a maximum leverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement) of 67.50% on September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement), of 2.25 to 1.00 on September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth (as defined in the Multi-Year Revolving Credit Facility agreement) that changes quarterly and a maximum debt level of $12,594 for so long as our leverage ratio exceeds 65.00%. We were in compliance with these debt covenants as of September 27, 2003, with a leverage ratio of 64.12%, an interest coverage ratio of 2.46 to 1.00, a debt balance (as defined in the Multi-Year Revolving Credit Facility agreement) of $10,933 million and an adjusted net worth as defined below:

(In millions)	September 27, 2003

Adjusted Net Worth: Net Worth Goodwill impairments Minimum Pension Liability	$ 4,841 651 625

Adjusted Net Worth	6,117

Required Net Worth:
  80% of Net Worth as of the Credit Agreement closing date
  50% of Net Income from fourth quarter 2000 to third quarter 2003*
  Proceeds of new capital stock or other equity interests from fourth quarter 2000 to second quarter 2003
  The Timber Company Net Worth

4,650 191 1,081 (329)

Required Net Worth	5,593

Adjusted Net Worth surplus	$ 524

*	Does not include quarters with net losses.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions.

Our continued compliance with these restrictive covenants is dependent on substantially achieving the current 2003 forecast, which is dependent on a number of factors, many of which are outside of our control. We believe the forecast is reasonable and we will remain in compliance with these covenants. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

Interest rate exchange agreements with a notional amount of $300 million matured on August 22, 2003. For the first nine months of 2003, interest rate exchange agreements increased interest expense by $9 million.

At September 27, 2003, we also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first nine months of 2003, these agreements decreased interest expense by approximately $2 million. The agreements had a weighted-average maturity of approximately two years at September 27, 2003.

As of September 27, 2003, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

18

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

12.

OPTION EXCHANGE PROGRAM. On May 6, 2003, our shareholders approved a plan to offer eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of our common stock and exchange certain outstanding stock appreciation rights ("SARs") for replacement SARs. On June 5, 2003, we completed this exchange program whereby eligible employees exchanged approximately 9,084,000 stock options with exercise prices ranging from $18.64 per share to $41.59 per share for 3,363,000 restricted shares of common stock valued at $17.77 per share. In addition, eligible employees exchanged approximately 3,286,000 SARs with exercise prices ranging from $24.44 per share to $29.47 per share for 2,640,000 replacement SARs with an exercise price of $17.77 per share. These restricted shares and replacement SARs vest in three annual installments, 25% each on June 5, 2004 and 2005, and 50% on June 5, 2006. Total compensation expense to be recognized over the three-year vesting period related to the restricted stock is approximately $59.8 million. The replacement SARs receive variable accounting treatment. During the third quarter and first nine months of 2003, we recognized compensation expense of $8.4 million and $10.3 million, respectively, related to the restricted stock and replacement SARs issued under this exchange program.

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

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 171 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which we are involved, we estimate that approximately 40% are being investigated, approximately 20% are being remediated and approximately 40% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

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

Presented below is the activity in our environmental liability account for the last three fiscal years and first nine months of 2003 and 2002.

In millions	First Nine Months		Fiscal Year Ended
	2003	2002	2002	2001	2000

Beginning balance
Expense charged to earnings:
  Related to previously existing matters
  Related to new matters
Amounts related to acquisitions/(divestitures):
  Amounts assumed by others in divestitures
  Original purchase price allocations
  Changes in allocation of purchase price
Reclassification of reserves
Payments

	$ 306 - - - - - (3) (6)	$ 318 13 - - - - - (18)	$ 318 14 - - - - - (26)	$ 121 2 15 - - 207 - (27)	$ 57 29 2 - 49 - - (16)

Ending balance	$ 297	$ 313	$ 306	$ 318	$ 121

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

We have spent approximately $32.6 million on the Kalamazoo River Superfund Site through September 27, 2003 broken down as follows:

Site	(in millions)
River	$ 18.5
King Highway	9.3
A Site	1.7
Willow Blvd.	3.1
$ 32.6

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

In late July of 2003, WDNR issued a Record of Decision ("ROD") setting forth a cleanup plan for the lower portions of the Fox River, including the area into which the Fort James mill discharged wastewater. The ROD now estimates the total cost of the cleanup at approximately $400 million. We are analyzing the ROD to understand its critical assumptions, including among others the volume of sediment to be dredged, the assumed cost of such dredging, the methods of disposing of the dredged wastes, and the possible use of remedies other than dredging. In addition, our share of the total cleanup cost has not been determined. Until these and other factors are known, we continue to believe our reserves for the cleanup are adequate, but depending on the resolution of such factors it is reasonably possible that our share of the total cleanup cost may not utilize our entire reserves, or it may exceed our reserves by amounts that could range from insignificant up to approximately $20 million.

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

We have spent approximately $34.0 million from 1995 to September 27, 2003 on the Fox River site, some of which was spent by Fort James prior to its acquisition by Georgia-Pacific.

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

We have spent approximately $3.4 million through September 27, 2003 on the Whatcom Waterway site, all of which was charged to earnings.

ASBESTOS LITIGATION

We, and many other companies, are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

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

The following table presents information about the approximate number of Georgia-Pacific's asbestos claims during the past three fiscal years and the first nine months of each of 2003 and 2002:

	First Nine Months		Fiscal Year Ended
	2003	2002	2002	2001	2000
Claims Filed [1]	34,100	32,200	41,700	39,700	55,600
Claims Resolved [2]	35,900	28,100	35,100	30,900	46,000
Claims Unresolved at End of Period	67,000	66,300	68,800	62,200	53,400

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by Georgia-Pacific.

[2]

Claims Resolved includes asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, our wholly-owned subsidiary, currently is defending approximately 810 asbestos premises liability claims.

From the commencement of this litigation through September 27, 2003, we either had settled, had dismissed or were in the process of settling a total of approximately 305,600 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $574 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

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

As they did at the end of 2001, we and Peterson Consulting analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and Peterson Consulting believed appropriate to ascertain the amount of probable insurance recoveries from our insurers for the accrued asbestos liabilities. The analysis took into account self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, as well as insolvencies among certain of our insurance carriers. Although we and Peterson Consulting believe these assumptions are appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery estimates. Based on this analysis, our total expected insurance recoveries for our projected asbestos liabilities and costs over the period through 2012 will be about $670 million. As a result, in the fourth quarter of 2002 we recorded an additional pre-tax charge to earnings of $315 million which, when added to amounts remaining from charges recorded in 2001, we believe are sufficient to cover our projected asbestos liabilities and defense costs, net of expected insurance recoveries. We recorded the reserves for our asbestos liabilities as "Other current liabilities" and "Other long-term liabilities," and the related insurance recoveries as "Other current assets" and "Other assets," in the accompanying consolidated balance sheets.

The charge to earnings taken in the fourth quarter of 2002 was due to the increase in our projected asbestos liabilities contained in NERA's revised estimate, insolvencies of certain insurance companies which wrote a part of our excess layers of product liability insurance, as well as assumptions by Peterson Consulting and us about the outcome of likely allocation and coverage issues involving this insurance. The insurance receivable recorded by us did not assume any recovery from insolvent carriers, and assumed that those carriers which were solvent would continue to be solvent throughout the period of NERA's estimate. However, there were no assurances that those assumptions were correct. In June of 2003 one carrier for which we had recorded a future receivable of $22 million was declared insolvent; we are evaluating the potential impact, if any, that this might have on the total net insurance receivable given the current allocation, coverage, discount assumptions and other factors. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 25% of such insurance recoveries are from any one company, though several of the insurers are under common control. We have limited amounts of product liability insurance remaining beyond the amounts recorded for the period through 2012.

We recently completed agreements with two insurers of our asbestos liabilities which generally provide that the Corporation will be able to recover more insurance from those carriers that it had assumed when it was projecting its insurance receivables in 2002. The corresponding credit related to the increase in these receivables was recorded in the third quarter of 2003 and was reflected in "Other income (losses), net" in the accompanying statements of operations, and as an accrual for the first nine months of 2003 in the table set forth below. We expect to monetize a portion of our insurance receivable in the fourth quarter of 2003.

The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, and receipts from our insurance carriers, and additions to our expected insurance receivables, for the last three fiscal years and first nine months of each of 2003 and 2002 (dollars in millions):

	First Nine Months		Fiscal Year End
	2003	2002	2002	2001	2000

Asbestos Liabilities Beginning Balance Accruals Payments	$ 1,162.5 - (134.4)	$ 836.6 - (131.8)	$ 836.6 507.0 (181.1)	$ 136.5 783.7 (83.6)	$ 88.0 106.1 (57.6)

Ending Balance	$ 1,028.1	$ 704.8	$ 1,162.5	$ 836.6	$ 136.5

Insurance Receivable Beginning Balance Accruals Receipts	$ 669.7 118.6* (77.1)	$ 527.2 - (18.8)	$ 527.2 192.0 (49.5)	$ 171.9 420.9 (65.6)	$ 105.6 102.6 (36.3)

Ending Balance	$ 711.2	$ 508.4	$ 669.7	$ 527.2	$ 171.9

* $74 million after-tax or 29 cents per diluted share.

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

For all of these reasons, it is possible that our currently accrued asbestos liabilities will not be accurate, that our accrued insurance recoveries will not be realized, or that we will be required in the future to incur additional charges relating thereto. Given these uncertainties, we believe that it is reasonably possible that we will incur asbestos liabilities for the period through 2012 and beyond in amounts in excess of the NERA estimate, but cannot estimate such excess amount at this time. We believe that it is reasonably possible that such excess liabilities could be material to our operating results in any given quarter or year but, based on the information available to us at present, do not believe that it is reasonably possible that the additional liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

OTHER LITIGATION

On April 14,1997, a class action lawsuit alleging claims under the Employee Retirement Income Security Act of 1974 ("ERISA") was filed against us and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (the "Plan") (together, the "Defendants") in the United States District Court for the Northern District of Georgia, seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement from the Corporation (the "Plaintiff class"), together with interest, attorney's fees, and costs. After the District Court granted the Defendants' motion for summary judgment in March 1999, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's ruling in August 2000 and remanded the case for further proceedings, holding that the terms of the Plan required a calculation of lump-sum benefits that could result in additional payments to members of the class. In September 2000, the Defendants filed a petition for rehearing and rehearing en banc with the Eleventh Circuit, which was denied. The Defendants also filed a petition for certiorari to the United States Supreme Court in January 2001, which was denied. In March 2002, the District Court issued an Order granting in part and denying in part the summary judgment motions of both the Plaintiff class and the Defendants. In addition, the Order remanded some issues to the Plan administrator for interpretation. The Plan Administrator has rendered its decisions on these issues and the Court has scheduled argument for December 2003 on these issues.

We have determined that, in all likelihood, damages will be awarded to the Plaintiff class, which will require the Plan to make additional payments to members of the class and may in turn affect our net periodic pension cost and obligation to fund the Plan over time. In November 2002, the Defendants reached a settlement in principle with the Plaintiff class subject to definitive documents, which settlement would not result in a material impact on our funding obligation or results of operations. However, early in the first quarter of 2003, the settlement negotiations were terminated. Notwithstanding termination of the negotiations, the Plaintiff class filed a motion seeking a ruling that an enforceable agreement was reached. After a hearing on the issues in June 2003, the District Court ruled that the parties had not reached an enforceable settlement agreement.

In September 2003, we reached an agreement to settle a class action antitrust lawsuit filed against us and other manufacturers of containerboard and recorded a charge of $21 million in the third quarter of 2003 to accrue for this settlement. However, a significant number of plaintiffs opted out of the class and have brought suit against the same defendants, making substantially the same allegations. Those cases are pending. This charge is reflected in "Other income (losses), net" in the accompanying statements of operations.

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

29

14.

CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed our $500 million and $1.5 billion senior notes offerings, which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company, a subsidiary of Fort James, guarantees the $500 million senior notes and the securities issued by Fort James. Similarly, certain of our domestic subsidiaries guarantee our Multi-Year Revolving Credit Facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

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

CONSOLIDATING STATEMENTS OF INCOME THIRD QUARTER 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,945	$ -	$ 1,186	$ 512	$ 1,212	$ (577)	$ 5,278

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	2,432 141 115 127 131 (226)	- - - - 5 (100)	818 115 61 36 104 -	367 43 30 39 (59) (1)	1,019 32 55 14 23 15	(577) - - - - 231	4,059 331 261 216 204 (81)

Total costs and expenses	2,720	(95)	1,134	419	1,158	(346)	4,990

Income (loss) before income taxes Provision (benefit) for income taxes	225 36	95 (2)	52 19	93 26	54 20	(231) -	288 99

Net income (loss)	$ 189	$ 97	$ 33	$ 67	$ 34	$ (231)	$ 189

CONSOLIDATING STATEMENTS OF INCOME THIRD QUARTER 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,547	$ -	$ 1,264	$ 456	$ 2,547	$ (662)	$ 6,152

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	2,193 118 110 136 124 (147)	- - - - 14 (123)	852 127 63 44 88 1	318 40 24 33 (49) 2	2,107 221 58 61 22 5	(662) - - - - 275	4,808 506 255 274 199 13

Total costs and expenses	2,534	(109)	1,175	368	2,474	(387)	6,055

Income (loss) before income taxes (Benefit) provision for income taxes	13 (53)	109 1	89 27	88 28	73 28	(275) -	97 31

Net (loss) income	$ 66	$ 108	$ 62	$ 60	$ 45	$ (275)	$ 66

CONSOLIDATING STATEMENTS OF INCOME FIRST NINE MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 7,974	$ -	$ 3,609	$ 1,546	$ 3,553	$ (1,789)	$ 14,893

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	6,828 387 345 339 397 (463)	- - - - 14 (235)	2,561 349 189 113 317 75	1,101 135 86 116 (179) (1)	2,963 94 163 49 68 18	(1,789) - - - - 588	11,664 965 783 617 617 (18)

Total costs and expenses	7,833	(221)	3,604	1,258	3,355	(1,201)	14,628

(Loss) income before income taxes and accounting changes (Benefit) provision for income taxes	141 (79)	221 (5)	5 2	288 78	198 74	(588) -	265 70

Income (loss) before accounting changes Cumulative effect of accounting changes, net of taxes	220 3	226 2	3 22	210 -	124 1	(588) -	195 28

Net (loss) income	$ 223	$ 228	$ 25	$ 210	$ 125	$ (588)	$ 223

CONSOLIDATING STATEMENTS OF INCOME FIRST NINE MONTHS 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 7,412	$ -	$ 3,733	$ 1,317	$ 7,516	$ (1,808)	$ 18,170

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	6,312 349 339 387 429 252	- - - - 39 (357)	2,477 369 184 131 266 1	942 117 67 97 (145) 2	6,167 665 184 191 64 212	(1,808) - - - - 121	14,090 1,500 774 806 653 231

Total costs and expenses	8,068	(318)	3,428	1,080	7,483	(1,687)	18,054

(Loss) income before income taxes and accounting changes (Benefit) provision for income taxes	(656) (155)	318 (14)	305 114	237 71	33 56	(121) -	116 72

(Loss) income before accounting changes Cumulative effect of accounting changes, net of taxes	(501) -	332 -	191 -	166 -	(23) (545)	(121) -	44 (545)

Net (loss) income	$ (501)	$ 332	$ 191	$ 166	$ (568)	$ (121)	$ (501)

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST NINE MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$ 522	$ 5	$ 152	$ 438	$ 74	$ -	$ 1,191

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(169) 21 (16)	- - -	(203) 2 -	(35) 4 (10)	(73) - -	- - -	(480) 27 (26)

Cash used for investing activities	(164)	-	(201)	(41)	(73)	-	(479)

Cash flows from financing activities: Net (decrease) increase in debt Net change in intercompany payable/invested equity Fees paid to issue debt Proceeds from option plan exercises Cash dividends paid	(674) 451 (47) 4 (94)	18 (23) - - -	(21) 71 - - -	(19) (308) - - -	194 (191) (1) - -	- - - - -	(502) - (48) 4 (94)

Cash (used for) provided by financing activities	(360)	(5)	50	(327)	2	-	(640)

(Decrease) increase in cash Balance at beginning of period	(2) 3	- -	1 -	70 18	3 14	- -	72 35

Balance at end of period	$ 1	$ -	$ 1	$ 88	$ 17	$ -	$ 107

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST NINE MONTHS 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$ 430	$ 109	$ 149	$ 6	$ 96	$ (30)	$ 760

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(229) 30 -	- - -	(93) - -	(43) 2 (2)	(74) (8) (17)	- - -	(439) 24 (19)

Cash (used for) provided by investing activities	(199)	-	(93)	(43)	(99)	-	(434)

Cash flows from financing
  activities:
    Net increase (decrease)
      in debt
    Net change in intercompany
      payable/invested equity
    Fees paid to issue debt
    Proceeds from option plan
      exercises
    Employee stock purchase
      plan
    Cash dividends paid

	143 (319) (8) 4 37 (87)	(92) (17) - - - -	(4) (53) - - - -	(37) 90 - - - -	(268) 269 - - - -	- 30 - - - -	(258) - (8) 4 37 (87)

Cash (used for) provided by financing activities	(230)	(109)	(57)	53	1	30	(312)

Increase in cash Balance at beginning of period	1 -	- -	(1) 1	16 12	(2) 18	- -	14 31

Balance at end of period	$ 1	$ -	$ -	$ 28	$ 16	$ -	$ 45

CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 27, 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ 1 (26) 840 33 451 321	$ - - - - 30 -	$ 1 (2) 660 (1) - 28	$ 88 519 264 1 15 50	$ 17 1,609 362 2 88 117	$ - - - - (584) (26)	$ 107 2,100 2,126 35 - 490

Total current assets	1,620	30	686	937	2,195	(610)	4,858

Total property, plant and equipment, net	2,909	-	3,248	1,093	1,816	-	9,066

Goodwill, net	491	-	5,856	813	455	-	7,615

Intercompany note receivable	2,283	1,958	(1)	3,470	204	(7,914)	-

Other assets	10,395	8,979	500	322	846	(18,093)	2,949

Total assets	$ 17,698	$ 10,967	$ 10,289	$ 6,635	$ 5,516	$ (26,617)	$ 24,488

CONSOLIDATING BALANCE SHEETS (continued) AS OF SEPTEMBER 27, 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 50 648 88 845	$ 928 - 193 18	$ 6 188 35 254	$ 12 471 - 175	$ 921 247 268 143	$ - - (584) (26)	$ 1,917 1,554 - 1,409

Total current liabilities	1,631	1,139	483	658	1,579	(610)	4,880

Long-term debt, excluding current portion	8,352	414	257	61	102	-	9,186

Other long-term liabilities	2,517	-	313	521	915	(101)	4,165

Deferred income tax liabilities	153	-	662	60	541	-	1,416

Intercompany note payable	204	921	4,864	70	1,855	(7,914)	-

Shareholders'/invested equity	4,841	8,493	3,710	5,265	524	(17,992)	4,841

Total liabilities and shareholders' equity	$ 17,698	$ 10,967	$ 10,289	$ 6,635	$ 5,516	$ (26,617)	$ 24,488

CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 28, 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ 3 (11) 817 33 348 641	$ - - - - - -	$ - 11 704 (16) - 22	$ 18 461 239 16 6 25	$ 14 1,316 376 2 71 56	$ - - - - (425) (1)	$ 35 1,777 2,136 35 - 743

Total current assets	1,831	-	721	765	1,835	(426)	4,726

Total property, plant and equipment, net	2,991	-	3,362	1,061	1,908	-	9,322

Goodwill, net	485	-	5,931	792	455	-	7,663

Intercompany note receivable	2,281	1,956	-	3,310	246	(7,793)	-

Other assets	10,442	8,875	465	373	823	(18,060)	2,918

Total assets	$ 18,030	$ 10,831	$ 10,479	$ 6,301	$ 5,267	$ (26,279)	$ 24,629

CONSOLIDATING BALANCE SHEETS (continued) AS OF DECEMBER 28, 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 329 659 71 734	$ 266 - 142 23	$ 5 208 - 197	$ 16 426 - 134	$ 715 239 212 93	$ - - (425) 1	$ 1,331 1,532 - 1,182

Total current liabilities	1,793	431	410	576	1,259	(424)	4,045

Long-term debt, excluding current portion	8,706	1,030	266	72	111	-	10,185

Other long-term liabilities	2,606	-	485	530	877	(101)	4,397

Deferred income tax liabilities	161	-	751	(23)	553	-	1,442

Intercompany note payable	204	920	4,727	111	1,832	(7,794)	-

Shareholders'/invested equity	4,560	8,450	3,840	5,035	635	(17,960)	4,560

Total liabilities and shareholders' equity	$ 18,030	$ 10,831	$ 10,479	$ 6,301	$ 5,267	$ (26,279)	$ 24,629

39

15.

OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution. During the first quarter of 2003, we realigned our reportable segments for financial reporting purposes to align reporting with the company's current operating structure. We made certain reclassifications to the 2002 segment data to conform to the 2003 presentation. The following represents selected operating data for each reportable segment for the three and nine months ended September 2003 and 2002.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Third Quarter 2003		Third Quarter 2002

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Paper distribution Building products manufacturing Building products distribution Other	$ 1,369 474 657 541 - 1,041 1,194 2	26% 9 12 10 - 20 23 -	$ 1,337 424 666 477 1,407 847 994 -	22% 7 11 7 23 14 16 -

Total net sales to unaffiliated customers	$ 5,278	100%	$ 6,152	100%

INTERSEGMENT SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ - - 30 91 - 529 2 (652)		$ 35 - 37 183 6 461 3 (725)

Total intersegment sales	$ -		$ -

TOTAL NET SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 1,369 474 687 632 - 1,570 1,196 (650)	26% 9 13 12 - 30 22 (12)	$ 1,372 424 703 660 1,413 1,308 997 (725)	22% 7 12 11 23 21 16 (12)

Total net sales	$ 5,278	100%	$ 6,152	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Third Quarter 2003		Third Quarter 2002

OPERATING PROFITS (LOSSES)
North America consumer products
International consumer products
Packaging
Bleached pulp and paper[2]
Paper distribution
Building products manufacturing
Building products distribution
Other[3]

	$ 164 41 77 17 - 156 52 (15)	33% 8 16 3 - 32 11 (3)	$ 208 33 77 27 (8) 27 13 (81)	70% 11 26 9 (2) 9 4 (27)

Total operating profits Interest expense	492 204	100% ===	296 199	100% ===

Income before income taxes Provision for income taxes	288 99		97 31

Net income	$ 189		$ 66

[2]	Amount in 2003 includes an operating loss of $7 million from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Nine Months 2003		First Nine Months 2002

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Paper distribution Building products manufacturing Building products distribution Other	$ 4,029 1,444 1,987 1,567 - 2,746 3,117 3	27% 10 13 11 - 18 21 -	$ 4,007 1,231 1,961 1,369 4,169 2,524 2,908 1	22% 7 11 7 23 14 16 -

Total net sales to unaffiliated customers	$ 14,893	100%	$ 18,170	100%

INTERSEGMENT SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 2 - 89 265 - 1,475 6 (1,837)		$ 98 - 108 516 16 1,403 8 (2,149)

Total intersegment sales	$ -		$ -

TOTAL NET SALES
North America consumer products
International consumer products
Packaging
Bleached pulp and paper
Paper distribution
Building products manufacturing
Building products distribution
Other[1]

	$ 4,031 1,444 2,076 1,832 - 4,221 3,123 (1,834)	27% 10 14 12 - 28 21 (12)	$ 4,105 1,231 2,069 1,885 4,185 3,927 2,916 (2,148)	23% 7 11 10 23 22 16 (12)

Total net sales	$ 14,893	100%	$ 18,170	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Nine Months 2003		First Nine Months 2002

OPERATING PROFITS (LOSSES)
North America consumer products
International consumer products
Packaging
Bleached pulp and paper[2]
Paper distribution
Building products manufacturing
Building products distribution
Other[3]

	$ 434 123 236 (22) - 178 76 (143)	49% 14 27 (3) - 20 9 (16)	$ 664 115 257 37 (221) 147 52 (282)	86% 15 33 5 (29) 19 7 (36)

Total operating profits Interest expense	882 617	100% ===	769 653	100% ===

Income before income taxes and accounting changes Provision for income taxes	265 70		116 72

Income before accounting changes Cumulative effect of accounting changes, net of taxes	195 28		44 (545)

Net income (loss)	$ 223		$ (501)

[2]	Amount in 2003 includes an operating loss of $20 million from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

During the third quarter of 2003 we reported consolidated net sales of $5.3 billion, compared with net sales of $6.2 billion for the third quarter of 2002. Included in 2002 are net sales of $1.4 billion related to Unisource. During the fourth quarter of 2002, we sold a 60% controlling interest in Unisource to Bain Capital Partners, LLC. Operating results from our 40% investment are accounted for using the equity method and are now reported in the bleached pulp and paper segment.

Interest expense increased $5 million to $204 million in the third quarter of 2003 compared with $199 million in the third quarter of 2002, principally as a result of higher average interest rates, offset by lower debt levels, including the PEPS Units that were redeemed during the third quarter of 2002.

During the third quarter of 2003, we reported income before income taxes and accounting changes of $288 million and an income tax provision of $99 million, compared with income before income taxes and accounting changes of $97 million and an income tax provision of $31 million for the third quarter of 2002. The effective tax rate in the third quarters of 2003 and 2002 were different from the statutory rates primarily because of lower international statutory income tax rates, and the utilization of state tax credits.

Our fiscal year ends on the Saturday closest to December 31. Typically, we report our quarterly periods on a 13-week basis ending on Saturday. However, because our fiscal year 2003 will end on January 3, 2004, our fiscal fourth quarter 2003 will have 14 weeks.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $1,369 million and $164 million, respectively, for the third quarter of 2003. Third quarter 2002 net sales and operating profits were $1,372 million and $208 million, respectively. Operating profits for the 2002 third quarter included a charge of $9 million related primarily to facility closure costs. The decrease in 2003 operating earnings was primarily due to raw material and energy inflation and lower selling prices for retail tissue. Additionally, weak demand for commercial tissue products and the impact of paper machine curtailments on fixed costs absorption negatively impacted operating results. During the fourth quarter of 2003, we expect profit margins to remain at third quarter levels as we experience slight raw material and energy inflation, as well as product re-launch costs, for our improved Brawny towels and Quilted Northern Bath tissue.

INTERNATIONAL CONSUMER PRODUCTS

During the third quarter of 2003, the international consumer products segment reported net sales and operating profits of $474 million and $41 million, respectively, compared with $424 million and $33 million of net sales and operating profits, respectively, in the prior year. Compared with third quarter 2002, volumes and pricing declined during the third quarter of 2003. These declines were offset by a positive impact from the weakened US Dollar of approximately $48 million and $5 million on net sales and operating profits, respectively. For the remainder of 2003, we expect operating margins to decline slightly compared with those in the third quarter.

PACKAGING

The packaging segment reported net sales of $687 million and operating profits of $77 million in the second quarter of 2003, compared with net sales of $703 million and operating profits of $77 million in the second quarter of 2002. The 2003 increase in operating margins compared to 2002 is primarily due to reductions in maintenance costs and favorable wastepaper costs offset by declines in selling prices and shipping volumes. For the remainder of 2003, we expect to contend with high fiber and natural gas costs, sluggish demand and somewhat weaker sales pricing.

BLEACHED PULP AND PAPER
The bleached pulp and paper segment reported net sales and operating profits of $632 million and $17 million,

respectively, in the 2003 quarter. Beginning in November 2002, we reported the results of our 40% investment in Unisource in the bleached pulp and paper segment. Included in the third quarter 2003 operating profits was a $7 million loss from our equity investment in Unisource. For the same period in 2002, the segment reported net sales of $660 million and operating profits of $27 million. The decrease in operating profits was driven by significantly increased wood and natural gas purchase prices, reduced paper business selling prices and the addition of the Unisource equity investment losses to the segment's reporting. The bleached pulp and paper segment experienced a 16% decline in sales volumes for softwood pulp coupled with a 3% decrease in average selling prices for paper. These decreases were offset by a 3% increase in average selling prices for softwood pulp and a 6% increase in paper shipments. During the fourth quarter of 2003, the bleached pulp and paper segment projects conditions similar to those in the third quarter.

BUILDING PRODUCTS MANUFACTURING

During the third quarter of 2003, the building products manufacturing segment reported net sales of $1,570 million and operating profits of $156 million. Operating results for the third quarter of 2003 included charges of approximately $21 million primarily for asset impairments and severance costs. In the third quarter of 2002, the segment reported net sales and operating profits of $1,308 million and $27 million, respectively. The increase in quarter-over-quarter operating profits resulted from average selling price increases for plywood and softwood lumber of 23% and 10%, respectively while oriented strand board prices more than doubled. Sales volumes for plywood, softwood lumber and treated lumber increased 9%, 5% and 18%, respectively compared with the third quarter of 2002. These increases were offset by a 16% decline in oriented strand board shipments and higher natural gas costs quarter-over-quarter. During the fourth quarter of 2003, the building products manufacturing segment is expected to continue to experience good demand for panel products. A normal seasonal slow down is anticipated near year-end and we expect prices and volumes to taper off accordingly. We expect the gypsum business to continue to be negatively impacted by high natural gas costs.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profits for the building products distribution segment were $1,196 million and $52 million, respectively, for the third quarter of 2003. During the same period in 2002, the segment reported net sales and operating profits of $997 million and $13 million, respectively. The increase in operating profits was primarily due to significant increases in average selling prices for plywood and oriented strand board, coupled with a 7% increase in lumber sales volumes. These increases were offset by a 10% volume decline in oriented strand board. Building activity and building material demand is expected to remain robust until the seasonal slowdown late in the fourth quarter.

OTHER

The loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $66 million to a loss of $15 million in 2003 from a loss of $81 million in the 2002 third quarter. Included in the 2003 results was a credit of $118 million to increase the estimated amount that we will receive from asbestos liability insurance, a charge of $21 million for costs to settle a class action lawsuit regarding containerboard and a charge of $12 million for pension settlement costs. Included in 2002 results were charges of $23 million primarily related to business separation costs. During the third quarter of 2003, we also incurred higher foreign currency transaction losses and increased incentive accruals, offset by reduced corporate administrative expenses.

YEAR-TO-DATE 2003 COMPARED WITH YEAR-TO-DATE 2002

During the first nine months of 2003 we reported consolidated net sales of $14.9 billion, compared with net sales of $18.2 billion for the first nine months of 2002. Included in 2002 are net sales of $4.2 billion related to Unisource.

Interest expense decreased $36 million to $617 million in the first nine months of 2003 compared with $653 million in the first nine months of 2002, principally as a result of lower debt levels including the PEPS Units that were redeemed during the third quarter of 2002, offset somewhat by higher average interest rates.

During the first nine months of 2003, we reported income before income taxes and accounting changes of $265 million and an income tax provision of $70 million, compared with income before income taxes and accounting changes of $116 million and an income tax provision of $72 million for the first nine months of 2002. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe. The effective tax rate in 2002 was different from the statutory rate primarily because of the second quarter write-off of nondeductible goodwill, offset somewhat by lower international income tax rates and state tax credits.

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

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $4.0 billion and $434 million, respectively, for the first nine months of 2003. Included in the 2003 operating results were a pre tax impairment charge of $25 million and a pre-tax charge of $11 million for severance and business exit costs related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill. Net sales and operating profits were $4.1 billion and $664 million, respectively for the first nine months of 2002. Operating profits for the first nine months of 2002 included a charge of $14 million related to a fire at our Crossett, Arkansas tissue mill and $18 million of severance and business exit costs. The decrease in 2003 operating earnings was primarily due to a decline in sales volumes, lower selling prices for retail tissue, higher fiber, natural gas and petroleum-based resin costs and the impact of paper machine curtailments on fixed costs absorption.

INTERNATIONAL CONSUMER PRODUCTS

During the first nine months of 2003, the international consumer products segment reported net sales and operating profits of $1.4 billion and $123 million, respectively, compared with $1.2 billion and $115 million of net sales and operating profits, respectively, in the prior year. The 2003 decline in operating margins compared with 2002 is due to general inflation partly offset by continued good momentum in manufacturing and distribution cost reduction. The weakened US Dollar positively affected net sales and operating profits by approximately $210 million and $20 million, respectively.

PACKAGING

The packaging segment reported net sales of $2.1 billion and operating profits of $236 million in the first nine months of 2003, compared with net sales of $2.1 billion and operating profits of $257 million in the first nine months of 2002. Included in the 2003 operating results was an $18 million gain on the sale of some packaging assets. Although we experienced favorable variances in volume, sales price and maintenance costs, operating profits declined in 2003 due to higher labor, wood, and natural gas costs.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales of $1.8 billion and an operating loss of $22 million in the first nine months of 2003. For the same period in 2002, the segment reported net sales of $1.9 billion and operating profits of $37 million. Included in the 2003 operating results is an impairment charge of $49 million related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill and a $20 million loss from the company's equity investment in Unisource. During the first nine months of 2003, sales volumes for softwood pulp and paper decreased 4% and 3%, respectively, when compared to the same period in 2002. These decreases were offset by a 10% increase in average selling prices for softwood pulp and a 6% increase in sales volumes for fluff pulp.

BUILDING PRODUCTS MANUFACTURING
During the first nine months of 2003, the building products manufacturing segment reported net sales of $4.2 billion and operating profits of $178 million. In the first nine months of 2002, the segment reported net sales and operating profits of $3.9 billion and $147 million, respectively. The increase in operating profits is primarily due to an increase in average selling prices for plywood and oriented strand board of 7% and 50%, respectively when compared with the prior year. Additionally, sales volumes for plywood and gypsum increased 4% and 3%, respectively. These increases were offset by an 18% decline in sales volumes for oriented strand board, a portion of which is a result of the Woodland, ME plant divestiture that occurred during the third quarter of 2002.

BUILDING PRODUCTS DISTRIBUTION

Net sales and operating profits for the building products distribution segment were $3.1 billion and $76 million, respectively, for the first nine months of 2003. During the same period in 2002, the segment reported net sales and operating profits of $2.9 billion and $52 million, respectively. The increase in operating profits was primarily a result of increased selling prices and profit margins for plywood and oriented strand board, combined with a 12% increase in lumber shipments.

OTHER

The loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, decreased by $139 million to a loss of $143 million in 2003 from a loss of $282 million in the first nine months of 2002. Included in the 2003 results was a credit of $118 million to increase the estimated amount that we will receive from asbestos liability insurance, a charge of $21 million for costs to settle a class action lawsuit regarding containerboard and a charge of $12 million for pension settlement costs. Included in the 2002 results were charges of $33 million related primarily to business separation costs. During the first nine months of 2003, we also incurred higher foreign currency transaction gains, lower legal and environmental expenses, reduced incentive accruals, insurance refunds and reduced corporate administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, debt decreased by approximately $413 million resulting primarily from higher cash provided from building products operations and receipt of income tax refunds. During the remainder of 2003, we expect our cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES. For the nine months ended September 2003 we generated cash from operations of $1,191 million compared to $760 million a year ago. The increase in cash provided by operating activities is primarily due to improved operating results in our building products businesses and a $354 million income tax refund received in April 2003.

During the first nine months of 2003, we experienced a seasonal working capital increase of $178 million compared to a similar working capital increase of $172 million for the same period of 2002. Accounts receivable increased during the first nine months of 2003 by $282 million compared to an increase of $211 million in 2002. The year-over-year increase in accounts receivable related primarily to increased sales late in the first nine months of 2003 in the building products businesses. Inventory decreased during the first nine months of 2003 by $27 million compared with an increase in inventory of $20 million in 2002. The year-over-year decrease in inventory related principally to lower inventories in the building products businesses. Accounts payable increased during the first nine months of 2003 by $74 million compared to an increase in accounts payable of $125 million in 2002. Included in the 2002 increase in accounts payable were approximately $90 million related to Unisource. The 2003 increase in accounts payable resulted principally from higher purchases of building products materials late in the third quarter of 2003. Other working capital increased by $3 million during the first nine months of 2003 compared with a decrease in other working capital of $66 million in 2002. The year-over-year change in other working capital resulted primarily from higher accrued interest in 2003 related to timing of interest payments.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the nine months ended September 2003 were $480 million, which included $263 million in the North America consumer products segment, $34 million in the international consumer products segment, $61 million in the packaging segment, $55 million in the bleached pulp and paper segment, $35 million in the building products manufacturing segment, $3 million in the building products distribution segment and $29 million in the other segment. Capital expenditures for property, plant and equipment in the first nine months of 2002 were $439 million. We expect to make total capital expenditures for property, plant and equipment of approximately $725 million in 2003.

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

During the first nine months of 2002, we disposed of and sold various assets for a total of $24 million in cash and recognized a pretax loss of $22 million that was reflected in "Other (income) losses, net" in the accompanying consolidated statements of operations.

In September 2003, we announced that we are exploring strategic alternatives for our building products distribution business, including its possible sale.

FINANCING ACTIVITIES. Our total debt decreased by $413 million to $11,103 million at September 27, 2003 from $11,516 million at December 28, 2002. At September 27, 2003, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements was 6.78%.

As of September 27, 2003, we had $900 million outstanding under our accounts receivable secured borrowing program, which expires in December 2003. G-P Receivables, Inc. ("G-P Receivables") is a wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

On June 3, 2003, we completed a $500 million senior notes offering, consisting of $350 million of 7.375% notes due in 2008 and $150 million of 8% notes due in 2014, all of which were guaranteed by Fort James Corporation and Fort James Operating Company, a subsidiary of Fort James Corporation. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Net proceeds from the offering were used to pay down a portion of our Multi-Year Revolving Credit Facility. On October 3, 2003, we completed an offer to exchange these notes. We have paid approximately $8 million in fees and expenses associated with these transactions. The fees are being amortized over the term of the senior notes.

On January 30, 2003, we completed a $1.5 billion senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James Corporation. In the fourth quarter of 2003, we intend to cause Fort James Operating Company to guarantee these notes as well. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Net proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and to pay down approximately $1 billion outstanding under our Multi-Year Revolving Credit Facility. On September 9, 2003, we completed an offer to exchange these notes. We have paid approximately $34 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

On September 1, 2003 and August 1, 2003, a $10 million variable rate industrial revenue bond and a $1 million, 6.88% industrial revenue bond matured, respectively. Also, on August 22, 2003, a $300 million variable rate note matured.

On September 30, 2003, Moody's Investors Service announced that it had assigned our revolving credit facility debt a rating of SGL-3, which indicates adequate liquidity. On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrew our commercial paper rating. On September 27, 2002, Standard & Poor's changed our long-term corporate credit rating to "BB-plus" from "BBB-minus" and our short-term rating to "B" from "A-3."

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow Georgia-Pacific and the guarantors of the senior notes to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments if certain conditions are met. We can, however, make permitted payments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of September 27, 2003.

We elected to reduce the commitments under the Multi-Year Revolving Credit Facility effective June 6, 2003. Amounts available thereunder are now comprised of (i) $2,500 million in revolving loans and (ii) $500 million in term loans due November 2005.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. As of September 27, 2003, we paid $8 million in commitment fees and $4 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. At September 27, 2003, $791 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.3%. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets.

The amounts outstanding under our Multi-Year Revolving Credit Facility include the following:
In millions	September 27, 2003

Commitments: Revolving Loans Term Loans	$ 2,500 500

Credit facilities available	3,000

Amounts Outstanding: Letter of Credit Agreements* Revolving Loans due November 2005, average rate of 3.29% Term Loans due November 2005, average rate of 3.37%	(597) (291) (500)

Total credit balance	(1,388)

Total credit available	$ 1,612

*	The Letter of Credit Agreements only include Standby Letters of Credit from Bank of America.

The Multi-Year Revolving Credit Facility requires a maximum leverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement) of 67.50% on September 27, 2003 and January 3, 2004; and 65.00% on April 3, 2004 and thereafter. The restrictive covenants also require a minimum interest coverage ratio (as defined in the Multi-Year Revolving Credit Facility agreement), of 2.25 to 1.00 on September 27, 2003 and January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the restrictive covenants require a minimum net worth (as defined in the Multi-Year Revolving Credit Facility agreement) that changes quarterly and a maximum debt level of $12,594 for so long as our leverage ratio exceeds 65.00%. We were in compliance with these debt covenants as of September 27, 2003, with a leverage ratio of 64.12%, an interest coverage ratio of 2.46 to 1.00, a debt balance (as defined in the Multi-Year Revolving Credit Facility agreement) of $10,933 million and an adjusted net worth as defined below:

In millions	September 27, 2003

Adjusted Net Worth: Net Worth Goodwill impairments Minimum Pension Liability	$ 4,841 651 625

Adjusted Net Worth	6,117

Required Net Worth:
  80% of Net Worth as of the Credit Agreement closing date
  50% of Net Income from fourth quarter 2000 to second quarter 2003*
  Proceeds of new capital stock or other equity interests from fourth quarter 2000 to second quarter 2003
  The Timber Company Net Worth

4,650 191 1,081 (329)

Required Net Worth	5,593

Adjusted Net Worth surplus	$ 524

* Does not include quarters with net losses.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are mentioned above. In addition, certain agreements contain cross-default provisions.

Our continued compliance with these restrictive covenants is dependent on substantially achieving the 2003 forecast, which is dependent on a number of factors, many of which are outside of our control. We believe the forecast is reasonable and we will remain in compliance with these restrictive covenants. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations as of September 27, 2003. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and do not attempt to project future interest rates.

(In millions) ---------------	2003 -------	2004 -------	2005 -------	2006 -------
Debt
Secured borrowings	$ 900	-	-	-
Average interest rates	2.2%	-	-	-
Credit facilities	-	-	$ 791	-
Average interest rate	-	-	3.3%	-
Notes and debentures	$ 277	$ 336	-	$ 600
Average interest rates	4.0%	6.7%	-	7.5%
Euro-denominated bonds	-	$ 342	-	-
Average interest rates	-	4.8%	-	-
Revenue bonds	-	$ 31	$ 21	-
Average interest rates	-	1.6%	5.6%	-
Capital leases	$ 6	$ 12	$ 13	$ 14
Average interest rates	6.5%	7.3%	7.4%	7.4%
European debt	$ 2	$ 11	$ 11	$ 10
Average interest rates	4.5%	4.6%	4.6%	4.7%
Other loans	-	$ 14	-	-
Average interest rates	-	3.0%	-	-
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	-	-
Average interest rate paid (fixed)	-	-	-	-
Average interest rate received (variable)	-	-	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	-
Average interest rate cap	-	-	7.5%	-
Average interest rate floor	-	-	5.5%	-

(In millions) ---------------	2007 -------	Thereafter -------------	Total -------	Fair value September 27, 2003 ---------------
Debt
Secured borrowings	-	-	$ 900	$ 900
Average interest rates	-	-	2.2%	2.2%
Credit facilities	-	-	$ 791	$ 791
Average interest rates	-	-	3.3%	3.3%
Notes and debentures	$ 300	$ 6,401	$ 7,914	$ 8,036
Average interest rates	6.9%	8.6%	8.0%	7.6%
Euro-denominated bonds	-	-	$ 342	$ 342
Average interest rates	-	-	4.8%	4.7%
Revenue bonds	$ 28	$ 772	$ 852	$ 782
Average interest rates	4.9%	5.2%	5.0%	5.8%
Capital leases	$ 17	$ 216	$ 278	$ 309
Average interest rates	7.6%	7.2%	7.2%	7.0%
European debt	$ 7	$ 32	$ 73	$ 73
Average interest rates	4.1%	3.2%	3.9%	3.9%
Other loans	-	-	$ 14	$ 10
Average interest rates	-	-	3.0%	4.0%
Debt subtotal			$ 11,164
Less: unamortized debt discount			(61)
			-------------
Total debt balance			$ 11,103
Notional amount of interest rate exchange agreements (variable to fixed)	-	-	-	-
Average interest rate paid (fixed)	-	-	-	-
Average interest rate received (variable)	-	-	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 4
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-	-	5.5%	5.5%

Approximately $148 million of our revenue bonds are supported by letters of credit that expire within one year. We have the intent and ability to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

The following table presents commitment amounts by year of expected expiration for our standby letters of credit agreements.

(In millions) ---------------	2003 - 2007 --------------	Thereafter -------	Total -------
Standby Letters of Credit**	-	$ 19	$ 19

**	The Standby Letters of Credit for Bank of America totaling $597 million are excluded from the balance and included as amounts outstanding to reduce the available credit under the credit facilities.
We have the intent to renew the Standby Letters of Credit where appropriate as they mature; therefore, the obligations do not have a definite maturity date.

Interest rate exchange agreements with a notional amount of $300 million matured on August 22, 2003. For the first nine months of 2003, interest rate exchange agreements increased interest expense by $9 million.

At September 27, 2003, we also had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first nine months of 2003, these agreements decreased interest expense by approximately $2 million. The agreements had a weighted-average maturity of approximately two years at September 27, 2003.

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

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not exceed $1 billion. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing, or unexpected needs. At September 27, 2003, unused capacity under our Multi-Year Revolving Credit Facility was $1,612 million.

We continuously review our financing objectives to determine the appropriate level of debt to employ in our capital structure to provide the necessary flexibility to finance future growth and investment opportunities.

As of September 27, 2003, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first nine months of 2003 and 2002, we paid dividends totaling $94 million and $87 million, respectively.

In October of 2003, we paid $96 million to settle an income tax matter related to Fort James. We established reserves to cover this matter in connection with accounting for the purchase of Fort James.

OTHER. We employ approximately 61,000 people, including approximately 26,000 who are members of unions. We consider our relationship with our employees to be good. Forty union contracts are subject to negotiation and renewal in 2003, including eleven at major facilities. Twenty of these contracts were renewed during the first nine months of 2003.

We recently completed agreements with two insurers of our asbestos liabilities, which generally provide that the Corporation will be able to recover $118 million ($74 million after-tax or 29 cents per diluted share) more in insurance from those carriers that it had assumed when it was projecting its insurance receivables in 2002. The corresponding credit related to the increase in these receivables was recorded in the third quarter of 2003 and was reflected in "Other income (losses), net" in the accompanying statements of operations. We expect to monetize a portion of our insurance receivable in the fourth quarter of 2003.

During the first nine months of 2003 we recorded pension expense of approximately $181 million and made pension contributions of approximately $109 million. Total pension expense and contributions for fiscal year 2003 are expected to be $245 million and $116 million, respectively.

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

In addition, management uses judgment in assessing goodwill, and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill. We will now review the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.6 billion at September 27, 2003 and represented 31% of total assets. We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Fin 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In October 2003, the FASB delayed the implementation of FIN 46 until after December 15, 2003, for all entities acquired before February 1, 2003.

The only non-consolidated entity that we have identified as a potential VIE is the GA-MET joint venture partnership. We have a 50% interest in this partnership that owns and operations our main office building in Atlanta, GA. We currently account for our investment in this partnership under the equity method. We are in the process of performing tests to determine if the GA-MET joint venture is a VIE and will finalize our analysis in the fourth quarter of 2003. At September 27, 2003, the GA-MET partnership had assets of $92 million and debt of $129 million.

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
GEORGIA-PACIFIC CORPORATION September 27, 2003

Item 1.	Legal Proceedings

The information contained in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 12 -	Statement of Computation of Ratio of Earnings to Fixed Charges. (1)

		Exhibit 18 -	Preferability Letter from Ernst & Young LLP. (1)

		Exhibit 31.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

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

*

        On July 17, 2003, we filed a report on Form 8-K , which furnished (not filed) under Items 7 and 9 the press release entitled "Georgia-Pacific Reports Second Quarter 2003 Results" relating to the results of our second fiscal quarter ended June 28, 2003.

	*	On August 1, 2003, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the announcement of its exchange offer for unregistered senior notes.

	*	On September 22, 2003, we filed a report on Form 8-K, which reported under Items 5 and 7 the announcement of its exploration of strategic alternatives for its building products distribution business.

	*	On September 24, 2003, the Corporation filed a report on Form 8-K, which reported under Items 7 and 9 the issuance of a press release on September 22, 2003.

(1)	Filed via EDGAR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff Executive Vice President - Finance and Chief Financial Officer

by /s/ James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION
-------------------------------------------------
INDEX TO EXHIBITS FILED WITH THE QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003

Exhibit No.	Sequentially Numbered Description

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

18	Preferability Letter from Ernst & Young LLP

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

