Form 10-K
period 2004-01-03
GEORGIA PACIFIC CORP
filed 2004-02-03
CIK 41077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of the close of business on January 23, 2004, the registrant had 253,696,632 shares of Georgia-Pacific Common Stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2003 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are “affiliates”) was $4,740,435,947 for Georgia-Pacific Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Georgia-Pacific Corporation’s definitive Proxy Statement for use in connection with its Annual Meeting of Shareholders, scheduled to be held on May 4, 2004, are incorporated by reference in answer to Part III of this Form 10-K.

GEORGIA-PACIFIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 3, 2004

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	121

PART I

ITEM 1.    BUSINESS

Georgia-Pacific Corporation was organized in 1927 under the laws of the State of Georgia and is headquartered in Atlanta, Georgia.

We are engaged in four principal business operations: the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including cups, plates, cutlery and containers); the manufacture of containerboard and packaging (including corrugated packaging, linerboard and medium); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, kraft and bleached board) and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum board, chemicals and other products).

Prior to November 2, 2002, we were engaged in the distribution of paper products, packaging and facility supplies through our paper products distribution business, Unisource Worldwide, Inc. (“Unisource”). Effective November 2, 2002, we sold a 60% controlling interest in Unisource to an affiliate of Bain Capital, LLC.

Prior to October 6, 2001, we also engaged in the growing of timber on approximately 4.7 million acres of timberlands that we owned or leased. During 2001, these timberlands supplied approximately 10% of the overall timber requirements of our manufacturing facilities. On October 6, 2001, we completed the spin off of the entities that operated our timberlands and their merger with and into Plum Creek Timber Company, Inc. (“Plum Creek”).

Among North American producers, we rank first in the production of tissue paper products, disposable tableware, structural wood panels and industrial wood panels; second in wood bonding and industrial thermosetting resins; third in gypsum wallboard; fourth in containerboard, corrugated packaging and market pulp; and fifth in lumber products and paper (uncoated free-sheet). Our building products distribution business is the leading supplier of wholesale building products in the United States. Our chemical business also supplies paper chemicals and tall oil based chemicals.

Most of our products are made of solid wood, virgin and recycled wood fiber, or wood by-products. We purchase the majority of these readily available raw materials from timber owners, independent log merchants and brokers, and recycled fiber brokers. We believe we are the largest producer of open market wood in North America.

Our strategy is to improve our return on assets by acquiring and investing in businesses that are high value-added and that position us closer to consumers, and by divesting or exiting non-strategic businesses, and by acquiring and investing in businesses that are high value-added and that position us closer to consumers. A key component of that strategy is improving our bath tissue, paper towel and napkin business, which is commonly referred to as the tissue business. We believe that our acquisition of Fort James Corporation in 2000 directly facilitated this strategy. In 2001, in connection with our redirection of focus away from commodity-based businesses, we sold a portion of our pulp and paper assets to Domtar Inc. and divested our timber businesses by merging them with Plum Creek.

In May 2002, our board of directors approved separating our consumer products, packaging and bleached pulp and paper businesses (along with our remaining interest in the Unisource paper distribution business) from our building products manufacturing and distribution business. After this separation, we would have consisted of only the building products manufacturing and distribution business.

In September 2002, this separation was suspended indefinitely in light of conditions in the financial and capital markets, operating results in our two principal businesses, and the market’s perception of our asbestos liabilities.

In September 2003, we announced that we were exploring strategic alternatives for our building products distribution business, including its possible sale. On January 29, 2004, we announced that we had signed a letter of intent for Koch Industries, Inc., to acquire our stand-alone pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, for $610 million, including the assumption of $73 million of indebtedness. Net cash proceeds that may result from the sale of any of these businesses will be used to reduce outstanding debt.

Our four principal businesses are broken down into six operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution.

Consumer Products

We are the largest North American producer of tissue products; a leading manufacturer of tissue products in Europe; and through our Dixie business, the largest producer of disposable tableware in North America. We manufacture and sell a wide array of branded and private label consumer and commercial tissue products. These include bath tissue, paper towels and napkins, which are made from virgin and recycled fibers, as well as disposable plates, cups, cutlery and containers. Primary production of these products takes place in 25 tissue mills throughout Europe and the United States and 12 disposable tableware plants in North America. Worldwide tissue capacity is approximately 4.1 million tons, making this business the world’s largest producer of tissue products. Markets for tissue products are generally influenced by population growth, changes in per capita consumption, and levels of economic activity in a geographic market.

We recently announced our decision to permanently close some of our tissue paper machines. Machinery located at our Plattsburgh, New York and Belllingham and Camas, Washington mills producing 89 thousand tons of primary tissue will be permanently closed. Additionally, early in 2003 we shut down a tissue paper machine at our Old Town, Maine facility. The Old Town tonnage reduction was 45,000 tons of primary production. The total primary tissue reduction of 134,000 tons represents over 4% of our beginning capacity for 2003.

The consumer products business operates as two segments: North America consumer products and international consumer products.

North America Consumer Products Segment

With a 32% volume market share, we are the largest producer of tissue products in North America. The business produces bath tissue, paper towels and napkins made from virgin and recycled fibers, in both branded and private label tissue products, for the retail and commercial markets. Fourteen production and converting facilities located throughout the United States and two converting facilities in Mexico produce finished goods to serve the North American market. In 2003, North American sales accounted for $5,434 million, or 74% of our worldwide consumer products sales.

Retail Tissue.    In the retail (or “at-home”) channel, which accounted for 68% of domestic tissue sales in 2003, we produce both branded and private label products. The rankings of our principal retail brands based on unit share include Quilted Northern and Angel Soft bath tissue (the number two and three bathroom tissue brands, respectively), Brawny and Sparkle paper towels (the number three and four paper towel brands, respectively), and five leading napkin brands including Mardi Gras napkins (the leading paper napkin brand) and Vanity Fair premium dinner napkins (the number one premium napkin brand). Other retail brands include Sparkle and Brawny paper napkins, Soft’N Gentle bathroom and facial tissue, MD bath tissue, Mardi Gras towels, Zee napkins (number one on the West Coast), and Green Forest bath tissue, towels, and napkins.

We also supply private label or customer brand products to some of the largest retailers in the United States. We believe that we are the leading supplier to the United States private label towel and tissue market, with a market share of 36%.

We believe we are the leading supplier of tissue, towel and napkin products to the warehouse club and dollar stores, the fastest growing channels, in the consumer products industry. Additionally, we have well-established relationships with the leaders in the rapidly expanding mass merchandise channel, as well as long-term relationships with major retailers in the grocery channel.

Commercial Tissue.    In 2003, the remaining 32% of domestic tissue sales came from commercial and industrial (or “away-from-home”) markets. These sales were made through independent paper distributors, food service and janitorial distributors, and to national fast food accounts for use in restaurants, offices, factories, hospitals, schools and hotels. Our principal away-from-home brands include: Quilted Northern ps™ and Angel Soft ps™ bath and facial tissues; BigFold™ and Signature™ towels; Preference®, Acclaim™ and Envision® brands of folded, hardwound roll and perforated roll towels, bath and facial tissue; Cormatic®, HACCP Guardian™, MAX 3000™, enMotion™, SofPull™, and Compact™ controlled usage dispensing systems for a range of towel, tissue, soap, air freshener and toilet seat cover products; Easy Nap™, Essence®, Impressions™, MORNAP®, and Preference® brands of dispenser or single-service napkins; and ShopMaster®, DynaMAX™, TuffMate™, and TaskMate™ wipers.

According to the American Forest & Paper Association, in 2003, we sold more tissue products in the commercial channel than any other company in North America and, based on volume, had a 40% market share. We are the market leader in proprietary dispensers and also have leading market positions in the janitorial supply and manufacturing end-use markets. We consider the commercial tissue market to have attractive long-term fundamentals, including unit volume growth due to increased dining and entertaining outside of the home.

Dixie.    The Dixie business, with one of the best-known names in disposable plates, cups, cutlery and containers, has the number one market share in the $12 billion North American disposable tableware market. Our principal retail tabletop brand, Dixie, is virtually synonymous with the paper cup it created over 80 years ago. Through a 12-plant network of focused production facilities in North America, Dixie manufactures a full range of products for both retail and foodservice markets.

We believe that we are the leading supplier of tabletop products to the warehouse club channel, and one of the largest producers of disposable cups, plates and related products for the foodservice industry. Foodservice customers include distributors, restaurants, hotels, office buildings and institutions, many of the same customers to which we sell our tissue products. Approximately 58% of Dixie sales are into retail distribution channels and the remaining 42% are into foodservice distribution channels. In 2003, Dixie’s net sales to third party customers were $942 million.

International Consumer Products Segment

The international consumer products segment is a leading supplier of paper-based consumer products in many European countries. Product lines in both the retail and away-from-home markets include bathroom and facial tissue, paper towels and napkins. Retail sales include both branded and private label products. We also market feminine hygiene products, and ancillary products such as health care, cosmetic cotton and pharmacy supplies, in certain countries. These products are manufactured across Europe in 11 primary production mills, with an annual capacity of over 905,000 tons, or are purchased from others. Ten stand-alone converting plants strategically located throughout Europe supplement converting operations located at the primary production mills. This combined network provides cost-effective market reach given relatively high European distribution costs and limited practical distribution radius from any single mill site. In 2003, net sales for this international business accounted for $1,941 million, or 26% of our worldwide consumer products sales.

In January 2004, we announced our intention to permanently close our converting facility at Wrexham, United Kingdom. The facility has the capacity to convert 12,400 tons of tissue products. We anticipate relocating the Wrexham equipment during July 2004.

During 2003, tissue-based products accounted for 78% of our annual international consumer products sales with the balance comprised of feminine hygiene products, and ancillary products such as health care, cosmetic cotton and pharmacy items. We sell our tissue, towel and napkin products through both retail and commercial (away-from-home) distribution channels in Europe. Approximately 74% of our European towel and tissue sales were into retail distribution channels and 26% were into away-from-home and other channels.

Our principal European brands include Lotus bathroom tissue and facial tissues (both hold the number one position in France), Moltonel bathroom tissue (the number two tissue in France), Lotus kitchen towels (the number one kitchen towel in the Netherlands), O’Kay kitchen towels (the number one kitchen towel in France), Colhogar kitchen towels and bathroom tissue (both hold number one positions in Spain), KittenSoft towels and bathroom tissue (both hold number one positions in Ireland), EMBO bathroom tissue (the number one tissue in Finland), Tenderly bathroom tissue (the number three tissue in Italy), Delica kitchen towels, napkins and bathroom tissue (the number one towel and napkins and number two bath tissue in Greece), Vania feminine hygiene products (one of the leaders in France), Selpak premium tissue products (the leader in Turkey) and Demak’Up cosmetic facial pads (the leader in Europe).

Our largest European operations are in France and the United Kingdom, which combined account for approximately 65% of our European tissue sales. Aggregating at-home branded, private label and away-from-home production, we believe we are the largest producer of tissue products in France, Finland, Ireland, and Turkey and the second largest producer in the United Kingdom and Greece.

Packaging

The packaging segment focuses on providing packaging solutions for a wide variety of industrial customers. Its primary products include corrugated containers and containerboard. Our four containerboard mills rank fourth in both U.S. and North American containerboard production with a capacity of 3.7 million tons, approximately 10% of the 37 million ton U.S. capacity and 9% of the 40 million ton North American capacity. The containerboard mills produce unbleached linerboard and medium, in roll form that is shipped to converting facilities. The packaging segment is the third largest supplier of containerboard to independent converters in the United States.

We have three principal types of converting facilities: corrugated box plants, which fabricate corrugated sheets from containerboard and print, cut, fold and join them to create finished boxes; sheet feeders, which also fabricate corrugated sheets and then deliver them to other converters who complete the finished box; and graphic packaging facilities, which fabricate corrugated sheets and utilize graphic capabilities and design techniques to meet specialized customer requirements. The segment’s 54 converting plants consume approximately 70% of the segment’s containerboard production; the remainder is sold to independent box converters in the United States, Latin America and Asia. We are the fourth largest supplier of corrugated containers in the United States. We supply corrugated containers to the food, agriculture, paper and other manufacturing industries.

In addition to standard corrugated containers, the segment’s packaging plants supply many specialty-packaging products. These include display-ready corrugated packaging that works interchangeably with our line of reusable plastic containers, double and triple-wall boxes, bulk bins, water-resistant packaging, and high-finish and preprinted packaging for point-of-sale displays. Our Color-Box subsidiary produces high quality litho-laminated packaging at eight specialty printing, coating and converting facilities. It is the largest litho-laminate corrugated manufacturer in North America.

During 2003 we sold $565 million of containerboard and $2,104 million of packaging to third party customers. These sales represent 13% of the company’s sales. Markets for containerboard and packaging products are affected primarily by changes in industry capacity, the level of industrial activity in the United States, and export markets. Containerboard exports totaled 287,000 tons during 2003 compared to 2002’s level of 248,000 tons. In 2003, exports for the packaging segment were $120 million, or 4% of segment net sales. We opened our Innovation Institute, a $2 million renovation of our technology and development center, in 2003.

Bleached Pulp and Paper

The bleached pulp and paper segment produces market pulp, paper and other products at nine facilities in North America. Combined production capacity for pulp and paper is 3.7 million tons. The bleached pulp and paper segment’s mills are among the industry’s lowest cost producers. Exports from this business segment consist chiefly of market pulp bound for Asia, Europe, and Latin America. In 2003, exports for the bleached pulp and paper segment were $501 million, or 19% of segment sales. Markets for pulp and paper products are affected primarily by levels of white-collar employment and economic growth, industry production capacity and inventory levels, and by fluctuations in currency exchange rates.

Pulp.    We rank ninth in the production of market pulp worldwide. The bleached pulp and paper segment’s three pulp mills have a combined annual capacity of nearly 1.7 million tons, approximately 19% of United States capacity. In 2003 we sold $644 million of market pulp, which represented 30% of the bleached pulp and paper segment sales to third party customers. Our mills produce primarily Southern softwood and Northern hardwood pulps sold to industrial users for the manufacture of many paper grades. One of these mills, our Brunswick facility, is the largest fluff pulp production facility in the world. It produces approximately 850,000 tons annually, making us the second largest producer of fluff pulp in the world. Fluff pulp is used primarily in the manufacture of disposable diapers and other sanitary items. Fluff pulp is sold under the name GoldenIsles. On January 29, 2004, we announced that we had signed a letter of intent for Koch Industries, Inc., to acquire our stand-alone pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, for $610 million, including the assumption of $73 million of indebtedness. Net cash proceeds that may result from any sale of these businesses will be used to reduce outstanding debt.

Paper.    We are the fifth largest North American producer of uncoated free-sheet paper. Uncoated free-sheet paper is used in office copy machines and printers, home printers, commercial printing, business forms, stationery, tablets, books, envelopes, labels and checks. The bleached pulp and paper segment’s four uncoated free-sheet paper mills have a combined annual capacity of 1.1 million tons, approximately 7% of North American capacity. These products are sold through paper distributors, retailers, office product distributors, printing equipment manufacturers, and converters. We believe our retail office paper products have the number one share in the growing warehouse club and mass merchandiser channels. Products are sold under a variety of brand names, including Georgia-Pacific, Xerox, Spectrum, Eureka and GeoCycle. Paper sales of $960 million in 2003 were 45% of the bleached pulp and paper segment’s sales to third party customers.

In November 2003, we announced the shut down of a communications paper machine located at our Camas, Washington mill. The 70,000 tons of paper associated with this closure represents almost 6% of our 2003 capacity.

Bleached Board.    The bleached pulp and paper segment manufactures approximately 600,000 tons of bleached paper board annually for use in frozen food containers, food service items and other products. The combined bleached board capacities at Naheola, Alabama and Crossett, Arkansas make us the fourth largest bleached board producer in North America. Brand names include Signature Solutions and NuBrite. In 2003, bleached board sales of $224 million were 11% of the total segment sales to third party customers.

Kraft.    The Palatka, Florida facility manufactures approximately 300,000 tons of natural and bleached Kraft paper. Products are sold primarily to industrial users for conversion into multi-wall paper bags that are ultimately used to package a variety of consumer and commercial products. With an approximately 19% market share, we hold the number two share position among Kraft producers. Brand names include Multikraft, Flowkraft and PressKraft.

Paper Distribution.    The operating results from our 40% equity investment in Unisource, our former paper distribution business, are reported in the bleached pulp and paper segment. In November 2002, we sold a 60% controlling interest in Unisource to an affiliate of Bain Capital, LLC.

Building Products Manufacturing

We are one of the leading manufacturers of building products in the United States. Our building products manufacturing segment manufactures wood panels (including plywood, oriented strand board (“OSB”) and industrial panels), lumber, gypsum products, chemicals and other products. These products are manufactured at 127 facilities in the United States, seven plants in Canada, four plants in South America, and a joint venture facility in South Africa. These products are sold directly to industrial customers, independent dealers and wholesalers, and large building product retailers or through our building products distribution business.

The building products business is affected by the level of housing starts; the level of home repairs, remodeling and additions; industrial and commercial building activity; the availability and cost of financing; and changes in industry capacity. The demand for building products tends to be stronger during the second and third quarters when weather conditions favor construction. Exports for the building products manufacturing segment in 2003 were $120 million (2% of segment sales), primarily to the Caribbean and Europe.

Building products manufacturing is organized into five divisions:

Structural Panels.    Based on production capacity of 8.7 billion square feet, we are the largest producer of structural wood panels in North America. We account for approximately 19% of North American panel capacity. The division’s 20 softwood plywood plants’ annual capacity of approximately 6.5 billion square feet represents approximately 32% of North American capacity. Our six OSB plants can produce 2.2 billion square feet or 9% of annual North American capacity. With most of these plants located in the Southeast, the business benefits from an ample supply of timber, favorable weather conditions, regional population growth, national economic growth and other factors. Two facilities manufacture engineered lumber products. Demand for the building products segment’s engineered lumber products has increased in recent years as wood I-joists (made from veneer, OSB and sawn lumber) have increasingly become the product of choice for floor joist applications. Laminated veneer lumber (“LVL”) and wood I-joists are designed to meet the precise structural performance requirements of roofing and flooring systems. The segment produces both LVL and I-joists. The $1,349 million in sales of both structural and industrial wood panels was 36% of the segment’s 2003 sales to third party customers. During 2003, in order to distinguish our plywood products we branded our family of southern plywood products under the name Plytanium™.

Industrial Wood Products.    The building products manufacturing segment is the largest producer of industrial wood panels and the fourth largest producer of hardwood plywood in North America. The division’s particleboard plants produce more than 1.1 billion square feet of panels annually, which is approximately 16% of U.S. and Canadian capacity. We believe we are the largest producer of particleboard flooring, and currently supply more than 35% of the flooring substrate for the manufactured housing market. Sixteen mills manufacture composite panels of particleboard, medium-density fiberboard (MDF), hardboard and softboard, as well as hardwood plywood, interior decorative panels and thermally fused melamine panels. Applications include furniture, cabinets, housing, retail fixtures, and other industrial products. During 2003, we closed particleboard plants in Monticello, Georgia and Oxford, Mississippi; these plants represented 19% of our particleboard capacity.

Lumber.    As the fourth largest lumber producer in North America, we have the capacity to manufacture approximately 2.4 billion board feet annually, or approximately 4% of North American lumber production. During 2003, lumber sales of $993 million represented 26% of building products manufacturing total sales. Most of our 29 lumber mills are located in the Southern United States. Lumber products are manufactured from

Southern pine, a variety of Appalachian and Southern hardwoods, cedar, spruce, hemlock and Douglas fir. During the first quarter of 2003, we closed a southern pine sawmill in Wakefield, Virginia. Wakefield produced approximately 2% of our southern pine lumber. Additionally, in the fourth quarter of 2003, we sold a hardwood sawmill in Buena Vista, Virginia that was responsible for 15% of our Appalachian hardwood production.

We are one of the top producers of pressure-treated lumber in the nation. Approximately 36% of our southern pine lumber production is pressure-treated to protect it for use in outdoor applications such as decks, fences, bridges and playground equipment. We own six pressure-treated lumber plants, two of which are currently idle. Southeast Wood Treating, Inc. operates four of our treating facilities as well as seven additional plants that it owns. With production from those 11 facilities, the building products business can sell more than one billion board feet of treated lumber annually.

Gypsum Products.    We operate 18 gypsum board plants throughout the United States and Canada, with an annual capacity of 6.5 billion square feet and are the third largest gypsum wallboard producer in North America. In 2003, the $711 million in gypsum product sales represented 19% of all building products manufacturing sales to third party customers. Gypsum products include wallboard, specialty panels, fire-door cores, industrial plaster and joint compound. The business is substantially vertically integrated in paper and gypsum rock, operating three recycled gypsum paperboard mills and nine gypsum quarries/mines. Gypsum reserves are approximately 284 million recoverable tons, an estimated 72-year supply at current production rates.

As part of our corporate strategy to differentiate our commodity products through value adding qualities, we introduced the Dens® family of products. Dens® products are based on patented, innovative, glass mat technology and offer exclusive performance features such as unmatched moisture and mold resistance, performance and strength characteristics. In the first quarter of 2004, we plan to restart our idled Savannah gypsum plant. Savannah will focus its production on our higher margin Dens® products. Additionally, we are one of only two mineral fire door core producers in the U.S. as well as a major producer of mineral fire stop door components. We produce almost 50% of the value-added industrial plaster in the United States.

Chemicals.    Our chemical business is a leading supplier of wood bonding resins, industrial thermosetting resins, formaldehyde, paper chemicals, and tall oil based chemicals. These chemicals and resins are used in a variety of specialty applications, including production of wood panels, papermaking, roofing, thermal insulation, metalworking, coatings, fertilizers, and transportation. The chemical business ships more than four billion pounds of bonding and thermosetting resins, formaldehyde, pine chemicals, and paper chemicals annually from 16 United States and four South American plants in Chile, Argentina and Brazil. The business also operates through a joint venture in South Africa. In October 2003, we idled our White City, Oregon thermosetting resin and formaldehyde plant. The White City plant’s annual capacity of thermosetting resins and formaldehyde represents 6% and 10%, respectively, of the total capacity of the division. Also in October 2003, we acquired a thermosetting resin business in Brazil, including one formaldehyde plant with 120 million pounds of annual capacity and two resin plants with 163 million pounds of annual capacity.

Building Products Distribution

Our building products distribution business is the leading domestic wholesaler of building products. We sell building products to independent dealers, industrial customers and large home improvement centers from two sales centers in North America and distribute product from 63 warehouse locations throughout the United States and one in Canada. The building products distribution business provides a nationwide outlet for a significant portion of our lumber and structural panel products. Approximately 67% of the business’ sales are building products purchased from third parties. We believe that our building products distribution business’ geographic coverage and product breadth are unmatched in North America. In September 2003, we announced that we were exploring strategic alternatives for our building products distribution business, including its possible sale. Any net cash proceeds that may result from a sale of this business would be used to reduce outstanding debt.

Additional Information

Additional information pertaining to our businesses, including operating segments, is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis” and “Georgia-Pacific Corporation and Subsidiaries—Sales and Operating Profits by Operating Segment” and presented in Notes 1 and 3 of our Notes to Consolidated Financial Statements, under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Information section of our Internet website, at www.gp.com. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Timber Resources

The principal raw material we use is timber and wood fiber. We no longer own any timberlands. During 2003, Plum Creek supplied 8% of our overall timber requirements. We purchase our remaining timber requirements from third-party landowners in the open market. No single supplier supplies more than 10% of our timber requirements.

When the merger of our timber business into Plum Creek was completed in 2001, we entered into a timber supply agreement with Plum Creek that is effective for 10 years and subject to an automatic ten-year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins: Southeast Arkansas, Mississippi, Florida and Southeast Georgia. Under the agreement, Plum Creek must offer to Georgia-Pacific specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific can elect between 36% and 51% of such annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual softwood volume ranges from a minimum of 3.3 million tons to a maximum of 4.2 million tons. The prices for such timber are negotiated with Plum Creek every six months, and will be set by third party arbitration if the parties cannot agree. For further information, see Note 18 of the Notes to Consolidated Financial Statements.

Mineral Reserves

Information pertaining to our gypsum reserves is set forth under the captions “Georgia-Pacific Group—Building Products—Gypsum Products” in this item.

Environment

Information pertaining to environmental issues and our expenditures for pollution control facilities and equipment is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Investing Activities” and Note 17 of the Notes to Consolidated Financial Statements, and is presented under Items 7 and 8 of this Form 10-K.

Employees

Information pertaining to persons employed by us is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Management’s Discussion and Analysis—Liquidity and Capital Resources—Other”, presented under Item 7 of this Form 10-K.

Patents, Copyrights, Licenses, Trade Secrets and Trademarks

We own numerous patents, copyrights, trademarks, licenses and trade secrets, as well as substantial know-how and technology (herein collectively referred to as “technology”) relating to our products and the processes for their production, the packages used for our products, the design and operation of various processes and equipment used in our business, and certain quality assurance and financial software. The methods for manufacturing and processing our products are among our important trade secrets.

We also own numerous trademarks, which are very important to our business, especially our consumer products businesses. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We have registered and licensed the right to use our trademarks in conjunction with certain products we do not manufacture. In part, our success can be attributed to the existence of our trademarks.

ITEM 2.    PROPERTIES

The geographic location and capacity of our manufacturing facilities by segment is set forth on Exhibit 99.1 hereto which is hereby incorporated herein by this reference.

Our manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from facility to facility. Management believes that its manufacturing facilities, taken as a whole, are well-maintained and generally adequate for current operations.

Utilization of a particular facility varies based upon demand for the product. We have included the estimated capacity of our principal facilities in Exhibit 99.1, which is incorporated herein by reference thereto.

We generally own our manufacturing and other facilities, although warehouse and office facilities are often leased. We examine alternatives for our higher cost facilities, including modernizing, replacing or closing such facilities. We continually review many business opportunities and alternatives, including possible acquisitions or sales of properties.

Information concerning our timber and mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to our Legal Proceedings is set forth in Note 17 of our Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference thereto.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Georgia-Pacific common stock is listed on the New York Stock Exchange and trades under the symbol GP. As of the close of business on January 23, 2004, the closing stock price of one share of Georgia-Pacific common stock was $29.15 and there were approximately 39,075 record holders of such stock.

Information with respect to the Market for our Common Equity and Related Stockholder Matters is set forth in a table under the captions “Selected Financial Data—Financial Position, End of Year” that follows Note 20 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, which is incorporated herein by reference thereto.

We expect to continue to pay quarterly dividends in the amounts set forth in “Selected Financial Data—Financial Position, End of Year” under Item 8 of this Form 10-K, which dividend information is incorporated herein by reference thereto.

ITEM 6.	SELECTED FINANCIAL DATA

Information with respect to our Selected Financial Data is set forth under the captions “Selected Financial Data—Operations—Georgia-Pacific Corporation and Subsidiaries” and “Selected Financial Data—Financial Position, End of Year,” following Note 20 which are presented under Item 8 of this Form 10-K, and are incorporated herein by reference thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three fiscal years ended January 3, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Supplemental Information in Item 8 of this report on Form 10-K.

We are engaged in four principal business operations: the manufacture of tissue products (including bath tissue, paper towels and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, and bleached board) and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, softwood and hardwood lumber, and certain non-wood products including gypsum board, chemicals and other products).

Overview

Our strategy is to improve our portfolio of businesses by investing in businesses that are high value-added and that position Georgia-Pacific closer to consumers, and by divesting or exiting non-strategic businesses. A key component of that strategy is improving our bath tissue, paper towel and napkin business, which is commonly referred to as the tissue business. We believe that our acquisition of Fort James Corporation (“Fort James”) in late 2000 directly facilitated that strategy. In our other paper and forest products businesses, we are focused on maximizing cash returns by differentiating our products and partnering with our customers to improve supply chain efficiencies.

In 2001, in connection with the redirection of our focus away from commodity-based businesses, we sold a portion of our pulp and paper assets to Domtar Inc. and completed the spin off of our timber business and its merger into Plum Creek. In May 2002, our board of directors approved a plan to separate our consumer products, packaging and bleached pulp and paper businesses (along with our interest in the Unisource paper distribution business) from our building products manufacturing and distribution business. After this separation, Georgia-Pacific Corporation would have consisted only of our building products manufacturing and distribution businesses. In September 2002, this separation was indefinitely suspended in light of conditions in the financial and capital markets, weak operating results in our commodity products businesses, and the market’s perception of our asbestos liabilities. In 2002, we sold a 60% controlling interest in our Unisource paper distribution business.

In September 2003, we announced that we were exploring strategic alternatives for our building products distribution business, including its possible sale. On January 29, 2004, we announced that we had signed a letter of intent for Koch Industries, Inc., to acquire our stand-alone pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, for $610 million, including the assumption of $73 million of indebtedness. Net cash proceeds that may result from the sale of any of these businesses will be used to reduce outstanding debt.

In addition to our strategic initiatives, the primary issues that affect us are economic conditions in the United States and Europe, the levels of supply and demand in the paper and forest products industry, our debt and liquidity, and uncertainty about our total asbestos liability.

Industry Conditions

Most of our businesses have experienced weak industry conditions during the past three years. Industry productive capacity has generally exceeded demand, resulting in cyclically low prices. Consequently, operating results for our consumer products, packaging and bleached pulp and paper business have declined each year since 2000. Factors that have negatively impacted the supply/demand balance over the period include:

•	sluggish economic growth in the U.S. and export markets,

•	increased paper and forest product production capacity outside the United States,

•	weak employment conditions,

•	lower U.S. industrial output as production shifts to other regions of the world,

•	a decline in U.S commercial construction, and

•	increased energy and wastepaper costs

Our building products business was an exception in 2003, as a result of very high prices for structural wood panels in the second half of the year. Low industry inventories and a weather-delayed seasonal pickup in housing starts combined to create a temporary, but severe, supply/demand imbalance. A very strong U.S. residential housing construction market, in spite of declining demand from commercial construction and industrial markets, has supported building products demand over the past three years.

We are continuously focused on maximizing the efficiency of our manufacturing and logistics systems, and in light of industry conditions we have shut down a number of facilities and machines during the past three years. These have resulted in asset impairment charges and severance costs, which are more specifically discussed in the following segment discussions and in the Notes to Consolidated Financial Statements.

Our strategic initiative to move away from the commodity end of our product spectrum toward more consumer products and value-added services is intended to mitigate, to some extent, the impact of commodity cycles and increase our profit margins. Over the past three years, we have introduced a number of new and improved specialty products with qualities that differentiate them from industry commodities, provide additional value to customers and consumers, and sell at a premium. We have also focused on developing supply chain solutions, which reduce the costs of warehousing, transportation, handling and waste, and are able to share these savings with our customers.

Debt and Liquidity

Our senior management has established the parameters of our financial policies, which have been approved by our board of directors. These include balancing our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure we can meet our financial obligations when or before they come due and to finance attractive business opportunities. Historically, our policy has been to set debt targets based on our cash generating capability under various business scenarios. We experience variances in cash flow from period to period and various methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not significantly exceed $1 billion. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing or unexpected needs. As of January 3, 2004, unused capacity under our Multi-Year Revolving Credit Facility was $1,629 million. For further discussion of the unused capacity, see the tables that follow.

We continuously review our financing policy to determine the appropriate level of debt to employ in our capital structure to provide the necessary flexibility to finance future growth and investment opportunities.

In November 2000, our acquisition of Fort James increased our debt level to almost $16 billion, approximately $7 billion more than the total debt of the two companies prior to the acquisition. Since that time, our higher debt level, liquidity concerns, poor industry conditions for commodity paper and forest products, and perceptions about our asbestos liabilities were key factors that caused downgrades of our debt ratings by the major ratings agencies. Consistent with our goal of reducing debt and returning to investment-grade debt ratings, we have focused on generating cash from operations, monetizing non-strategic assets, controlling capital expenditures and reducing working capital requirements. As a result, we have paid down almost $5 billion of debt since the Fort James acquisition, including $868 million in 2003, despite the generally weak business conditions during this period.

At the beginning of 2003, we had $1.3 billion of debt maturing in 2003, with available unused credit under bank credit agreements of $789 million. Combined with poor industry operating conditions, this resulted in investors’ concerns about the company’s near-term liquidity. We believe we resolved those concerns during 2003 by issuing $2.5 billion of new, longer-term debt. Proceeds from debt issues, together with free cash flow, were used to reduce borrowings under our bank credit agreements by $2.8 billion, and repay approximately $600 million of other debt, which matured in 2003. As of year-end 2003, our average annual debt maturity through 2008 is $491 million, with no more than $789 million maturing in any single year.

Asbestos

We, and many other companies, are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977. These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of their exposure, or that any injuries they have incurred did in fact result from exposure to our products. Most asbestos suits involve multiple claimants seeking money damages and virtually all asbestos suits involve multiple defendants. Historically, the vast majority of claims against us have been resolved either by settlement or dismissal, rather than by jury verdicts.

Beginning in 2001, and again at the end of 2002 and 2003, we retained nationally recognized consultants in asbestos liability and insurance to work with us to estimate the amounts, net of insurance, that we would pay for our asbestos-related liabilities and defense costs for the following 10-year periods. At the end of 2001 we recorded an initial liability of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, we expected to pay through 2011. At the end of 2002, we increased our reserve, net of expected insurance recoveries, by $315 million to add the estimated net cost for 2012, and to increase our estimated liability for years 2003 through 2012 based on actual costs in 2002, which were higher than expected.

Our actual 2003 claims experience was in line with the underlying assumptions we used to determine our projected asbestos liability at the end of 2002. Also during the year, we completed agreements with two insurers of asbestos liabilities which generally provide that we will be able to recover more insurance from those carriers than we had assumed when we were projecting our insurance receivables in 2002. After adjusting our estimated receivables and adding an estimate of our net costs for 2013, our total 10-year net liability at the end of 2003 was $451 million, compared with $492 million at the end of 2002. The following table details the activity in our asbestos liability and receivable balances during 2003:

(in millions)
Asbestos liabilities
Beginning balance	$1,162
Accruals	54
Payments	(189)

Ending balance	$1,027

Insurance receivable
Beginning balance	$670
Accruals	156
Receipts	(250)

Ending balance	$576

In recent years federal and state legislators have considered proposals for tort reform generally, and to deal with asbestos litigation in particular. Tort reform legislation has been enacted in some states where large numbers of claims have been filed against us, but because this legislation is relatively new, we are not able to assess its effect as yet. In the United States Senate, the Fairness in Asbestos Injury Resolution Act was introduced in 2003, and approved by the Senate Judiciary Committee. This act would create a national trust fund, to be funded by companies and insurers which have asbestos liability. The fund would pay claims of asbestos victims and generally end litigation alleging personal injury caused by asbestos in federal and state courts. The provisions of this bill remain a subject of intense debate among industry, insurers, the asbestos plaintiff’s bar, organized labor and others. The Senate Majority Leader has stated that he intends to bring a modified version of the bill passed by the Judiciary Committee to a floor vote in the Senate in March 2004. We are supportive of this legislation since we believe it would result in fairer treatment of everyone affected by asbestos.

For further information regarding our asbestos matters, see Note 17 of the Notes to Consolidated Financial Statements.

2003 Compared with 2002

We reported consolidated net sales of $20.3 billion and net income of $254 million for 2003, compared with net sales of $23.3 billion and a net loss of $735 million in 2002.

Interest expense was $833 million in 2003, compared with $841 million in 2002. The decrease is the result of lower debt levels, including the PEPS Units that were redeemed during the third quarter of 2002, offset somewhat by higher average interest rates. The higher average interest rates resulted primarily from refinancing $2.5 billion of lower rate, shorter-term debt in 2003 by issuing $2.5 billion of higher rate, longer-term debt.

We reported income from continuing operations before income taxes of $335 million and an income tax provision of $109 million for the year ended January 3, 2004, compared with a loss from continuing operations before income taxes of $508 million and an income tax benefit of $318 million for the year ended December 28, 2002. The effective rate in 2003 was different from the statutory rate primarily because of the write-off of nondeductible goodwill (see Note 7 of the Notes to Consolidated Financial Statements), offset by lower international income tax rates, utilization of state and foreign tax credits and favorable tax audit settlements. The effective rate in 2002 was different from the statutory rate primarily because of the write-off of nondeductible goodwill (see Note 7 of the Notes to Consolidated Financial Statements) and because of tax benefits resulting from the loss on the sale of a controlling 60% interest in the Unisource paper distribution business (see Note 4 of the Notes to Consolidated Financial Statements).

During 2003 and 2002, we recorded a net pre-tax charge to earnings of $16 million ($10 million after tax) and $315 million ($198 million after tax), respectively, to cover projected asbestos liabilities and defense costs through 2013 and 2012, respectively, net of insurance recoveries (see Note 17 of the Notes to Consolidated Financial Statements). We intend to annually update our estimate of asbestos liabilities, defense costs and insurance recoveries and make adjustments to such reserves as required by generally accepted accounting principles.

In November 2002, we completed the sale of a controlling 60% interest in our Unisource paper distribution business and recorded a pre-tax loss of $298 million ($30 million after tax). Unisource is reported as the paper distribution segment for the first ten months of 2002 and for all of 2001. Effective in November 2002, we began reporting the results from the 40% interest we retained in Unisource in the bleached pulp and paper segment.

Our fiscal year ends on the Saturday closest to December 31. Typically, our fiscal year consists of 52 weeks ending on Saturday. However, because the current fiscal year ended on January 3, 2004, our fiscal year 2003 consisted of 53 weeks.

The remaining discussion refers to the “Selected Operating Segment Data” table below which should be read in conjunction with the more detailed segment information set forth in Note 3 of the Notes to Consolidated Financial Statements and in Sales and Operating Profits by Operating Segment.

SELECTED OPERATING SEGMENT DATA

Georgia-Pacific Corporation and Subsidiaries

	Fiscal Year Ended
	2003		2002		2001
In millions
Net sales:
North America consumer products	$5,434		$5,455		$5,441
International consumer products	1,941		1,663		1,590
Packaging	2,789		2,741		2,626
Bleached pulp and paper	2,681		2,544		3,220
Paper distribution	–		4,755		6,213
Building products manufacturing	5,844		5,117		5,256
Building products distribution	4,307		3,785		3,822
Other*	(2,741)		(2,789)		(3,152)

Total net sales	$20,255		$23,271		$25,016

		Return on Net Sales**		Return on Net Sales**		Return on Net Sales**
Operating profits (losses):
North America consumer products(a)	$601	11%	$851	16%	$663	12%
International consumer products(b)	160	8	141	8	126	8
Packaging(c)	345	12	323	12	388	15
Bleached pulp and paper(d)	(133)	(5)	58	2	25	1
Paper distribution(e)	–	–	(516)	(11)	48	1
Building products manufacturing(f)	379	6	129	3	83	2
Building products distribution	98	2	50	1	65	2
Other	(282)	NM	(703)	NM	(632)	NM

Operating profits	1,168	6	333	1	766	3
Interest expense	833		841		1,080

Income (loss) from continuing operations before income taxes	335		(508)		(314)
Provision (benefit) for income taxes	109		(318)		174

Income (loss) from continuing operations	226		(190)		(488)
Income from discontinued operations, net of taxes	–		–		70

Income (loss) before accounting changes	226		(190)		(418)
Cumulative effect of accounting changes, net of taxes	28		(545)		11

Net (loss) income	$254		$(735)		$(407)

*	Includes the elimination of intersegment sales.
**	Return on Net Sales percentage is calculated by dividing the respective operating profit (losses) by net sales for each segment.

NM Not meaningful

(a)	2003 operating profit includes asset impairment/restructuring charges of $81 million offset by a $66 million credit adjustment of environmental reserves; 2002 operating profit includes restructuring charges of $18 million; 2001 operating results include restructuring charges of $83 million and $156 million of goodwill amortization.
(b)	2003 operating profit includes restructuring charges of $15 million; 2001 operating profit includes goodwill amortization of $13 million.
(c)	2003 operating profit includes $68 million of gains on asset sales; 2001 operating profit includes goodwill amortization of $21 million.
(d)	2003 operating profit includes asset impairment charges of $162 million and a $15 million loss from our equity investment in Unisource; 2002 operating profit includes a $3 million loss from our equity investment in Unisource; 2001 operating profit includes a $63 million loss on asset sales and goodwill amortization of $23 million.
(e)	2002 operating loss includes asset impairment charges of $208 million and a loss on the sale of the business of $298 million.
(f)	2003 operating profit includes asset impairment/restructuring charges of $40 million; 2001 operating profit includes restructuring charges of $93 million and goodwill amortization of $3 million.

North America Consumer Products

Our North America consumer products segment reported net sales of $5.4 billion and operating profits of $601 million in 2003, compared with net sales of $5.5 billion and operating profits of $851 million in 2002. Included in the 2003 operating results were a pre-tax credit of $66 million related to the reversal of excess environmental reserves and pre-tax charges of $67 million for asset impairment, severance and business reorganization costs related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 5 of the Notes to Consolidated Financial Statements) and our Dixie and tissue businesses, and $14 million of other various restructuring charges. Included in the 2002 operating results were charges of $18 million primarily related to severance and facility closure costs. The decrease in 2003 operating earnings was primarily due to a decline in commercial tissue sales volumes, lower selling prices for retail tissue, higher fiber, natural gas and petroleum-based resin costs and start-up costs associated with the launch of our improved Brawny towels and Quilted Northern bath tissue.

During 2003, industry growth in the retail tissue, commercial tissue and tabletop categories was below historical averages. Our retail business maintained bath tissue market share during 2003, while growing towel market share. However, retail selling prices declined 3% during the year as a result of heavy trade promotion activity. In the fourth quarter of 2003, we were able to improve our net selling prices in retail tissue by 2% and anticipate continued modest improvements in 2004 as a result of our product improvements. Lingering United States unemployment continued to perpetuate a weak commercial tissue market. Additionally, the commercial tissue market suffered from excess capacity in 2003, caused in part by the purchase and restarting of production at tissue mills that had been idled by their previous owner. Our commercial tissue business was able to improve selling prices by 2% during 2003 due to first-half price increases.

Our Dixie business was able to improve market share in the retail channel through the growth of Krazy Kritters™ plates & cups, Coca-Cola™ cups and the launch of Dixie Ware™ disposable storage containers. The launch of our To Go products drove improved profitability in the foodservice channel for Dixie. Profits in our Dixie business declined due to an increase in resin costs which offset the impact of improved sales prices.

Raw material inflationary pressure increased in 2003. We anticipate additional inflation in fiber, natural gas and resin during 2004. We also expect general economic conditions to improve and category growth to return to historical averages of 2-3%.

In December 2003, we shut down certain high cost tissue machines, and shifted production to lower cost facilities including those using the through-air-dried technology. As a result of these shut downs, we wrote off the value of the machines and recorded a pre-tax charge of $21 million in the fourth quarter in 2003. Additionally, in April 2003, we announced that we would close the tissue-manufacturing and converting operations at our Old Town, Maine mill and recorded a pre-tax charge of $35 million. The determination to close the tissue operations was due to excess tissue production capacity in our business generally, the mill’s geographic location, and high energy and fiber costs. Due to excess capacity in our Dixie business, we made the decision to shut down certain high-cost Dixie operations and shifted that production to other lower cost facilities. As a result of these shutdowns we recognized a pre-tax charge of $11 million in the fourth quarter of 2003. For further information regarding these charges, see Note 5 of the Notes to Consolidated Financial Statements.

In late July of 2003, the Wisconsin Department of Natural Resources issued a Record of Decision (“ROD”) setting forth a cleanup plan for the lower portions of the Fox River, including the area into which the Fort James mill discharged wastewater. We completed our analysis of the ROD in order to understand its critical assumptions, including among others the volume of sediment to be dredged, the assumed cost of such dredging, the methods of disposing of the dredged wastes, and the use of remedies other than dredging. Based on our analysis, we determined that the part of the cleanup costs for which we will be responsible is less than the amount we previously reserved. Accordingly, in the fourth quarter of 2003 we recorded a pre-tax credit of $66 million in the North America consumer products segment to reverse a portion of the Fox River environmental clean up reserve. See Note 17 of the Notes to Consolidated Financial Statements for further information.

International Consumer Products

The international consumer products segment reported net sales of $1.9 billion and operating profits of $160 million in 2003, compared with net sales and operating profits of $1.7 billion and $141 million, respectively, in 2002. Included in the 2003 operating results were pre-tax charges of $15 million related to employee termination costs. During the fourth quarter of 2003, we committed to a significant overhead reduction in our United Kingdom business, as a result of our cost improvement strategy. During 2003, the United States dollar weakened against the functional currencies of the businesses in the international consumer products segment. The impact of the change in foreign currency exchange rates was to increase net sales and operating profits in 2003 by $279 million and $27 million, respectively. The operating environment in Europe is expected to remain competitive in 2004, particularly in the United Kingdom.

Packaging

The packaging segment reported net sales of $2.8 billion and operating profits of $345 million in 2003, compared with net sales of $2.7 billion and operating profits of $323 million in 2002. Included in the 2003 operating results was an $18 million pre-tax gain on the sale of some packaging assets and a $50 million pre-tax gain on the sale of most of our railroad operations (see Note 4 of the Notes to Consolidated Financial Statements). Net of asset sales, the decline in operating profits is primarily due to market pricing pressures experienced during the year, and higher labor, benefits, wood and natural gas costs. While raw material inflationary pressure leveled off in the second half of 2003, we expect to continue to contend with high secondary fiber and fuel costs, and moderating demand and pricing in 2004. We expect prices to increase with changes in the economy and overall demand for packaging or to offset higher operating costs.

Bleached Pulp and Paper

The bleached pulp and paper segment reported net sales of $2.7 billion and an operating loss of $133 million in 2003. In 2002, the segment reported net sales of $2.5 billion and operating profits of $58 million. Included in the 2003 operating results is an impairment charge of $49 million related to our Old Town, Maine, pulp mill, a goodwill impairment charge of $106 million related to our New Augusta, Mississippi pulp operations, other impairment charges of $7 million, and a $15 million loss from our equity investment in Unisource and $9 million of other expenses related to Unisource. Included in the 2002 operating results is a $3 million loss from our equity investment in Unisource and other related costs.

During 2003, fluff pulp sales volumes increased 9% as the New Augusta, Mississippi mill initiated production of fluff pulp, and successfully executed a sales shift from market pulp. Market pulp volume decreased 8% and average selling price increased 9%. Market pulp sales volumes declined year-over-year as first half 2003 wet weather in the southeastern U.S. constrained wood availability and resulted in pulp production losses and shifting production mix to include fluff pulp. Weather-related industry production shortfalls, combined with improving global demand, supported higher selling prices. The industry demand for our paper business remained weak as capacity exceeded demand and we experienced increased competition from lower priced imports. We anticipate that demonstrated fourth quarter 2003 improvement in the economy will continue through 2004 and will strengthen demand for products from this segment. To date, several pulp competitors and at least one uncoated free-sheet competitor have announced first quarter 2004 price increases.

The decision to close the tissue-manufacturing and converting operations at our Old Town, Maine mill caused certain pulp assets at this location to be impaired (see Note 5 of the Notes to Consolidated Financial Statements). Additionally, in the latter part of 2003, we began exploring strategic alternatives for our stand-alone pulp operations, including their possible sale. On January 29, 2004, we announced that we had signed a letter of intent for Koch Industries, Inc., to acquire our stand-alone pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, for $610 million, including the assumption of $73 million of indebtedness. The sale, which is contingent on the completion of due diligence, execution of a definitive purchase agreement and customary approvals, is expected to be completed in the first quarter of 2004. Based on this letter of intent, we expect to recognize an after tax loss on the sale of approximately $130 million. In the fourth quarter of 2003, we recognized $106 million of this loss as goodwill impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). After the goodwill impairment, the remaining value of goodwill in the pulp operations was $169 million. We expect to record income tax expense on this transaction upon closing. At January 3, 2004, we did not consider this sale to be probable; therefore, we did not treat these operations as discontinued for financial reporting purposes (see Note 7 of the Notes to Consolidated Financial Statements).

Building Products Manufacturing

Our building products manufacturing segment reported net sales of $5.8 billion and operating profits of $379 million in 2003, compared with net sales of $5.1 billion and operating profits of $129 million in 2002. Included in the 2003 operating profits were pre-tax charges of $40 million, primarily for asset impairments and facility closure costs. The increase in operating profits is primarily due to increases in average selling prices for plywood and oriented strand board of 15% and 74%, respectively, when compared with the prior year. Prices increased due to a strong pick up in residential housing starts in the second half of 2003, combined with low inventories in the distribution channels. Additionally, sales volumes for plywood, treated lumber and gypsum increased 5%, 13% and 7%, respectively, due to strong demand for these products. These increases were offset by a 13% decline in sales volumes for oriented strand board, a portion of which is a result of the Woodland, Maine plant divestiture during the third quarter of 2002. During 2004, we anticipate strong demand for plywood and treated lumber along with the continued growth of Dens™ wallboard products. We also expect to see some improvement in the industrial wood product markets for industrial wood products.

Due to excess production capacity in the building products manufacturing industry, we closed or indefinitely curtailed production at certain facilities in our structural panels, industrial wood products and lumber businesses during 2003. In connection with these closures and curtailments, we recorded in the building products segment pre-tax charges of $22 million for asset impairments and losses on disposal of assets, and $4 million of employee termination costs. Following the impairment charge, the carrying value of the related assets was approximately $17 million. The fair value of the impaired assets was determined by independent appraisals or by discounted cash flow models.

On October 15, 2003, we announced that we would idle chemical production operations at our White City, Oregon facility. The determination to close the chemical operations was based on continued decline in demand for urea formaldehyde resins. In connection with this announcement, we determined that the value of related chemical producing assets at this location were impaired. Accordingly, in the third quarter of 2003, we recorded a pre-tax impairment charge to earnings in the building products segment of $12 million. Following the impairment charge, the carrying value of the related assets was approximately $5 million. In addition, we recorded a pre-tax charge of approximately $2 million for employee termination costs. Any further severance or business exit costs associated with the idled operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined by an independent appraisal.

Building Products Distribution

Net sales and operating profits for the building products distribution segment were $4.3 billion and $98 million, respectively in 2003. During 2002, the segment reported net sales of $3.8 billion and operating profits of $50 million. The increase in operating profits was primarily a result of increased selling prices and profit margins for plywood and oriented strand board, combined with a 12% increase in lumber shipments due to strong market demand. Overall building product market conditions are expected to improve in 2004. Housing starts are projected to remain strong and a recovery in the industrial sector is anticipated.

Other

The operating loss for the “Other” nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses, and the elimination of profit on intersegment sales, decreased to a loss of $282 million in 2003 from a loss of $703 million in 2002. Included in the 2003 loss was a net pre-tax credit of

$102 million to increase the estimated amount that we expect to receive from asbestos liability insurance (net of a $54 million pre-tax charge to extend the projection of our asbestos liability through 2013), a charge of $36 million for costs to settle lawsuits, a charge of $10 million for pension settlement costs and $9 million of costs to monetize a portion of the asbestos insurance receivable. See Note 17 of the Notes to Consolidated Financial Statements. Included in the 2002 loss are $378 million of pre-tax charges primarily for asbestos and business separation costs. During 2003, we also incurred $43 million higher stock-based compensation expense related principally to the increase in the market value of our common stock, offset by reduced corporate administrative expenses, higher foreign currency transaction gains, higher insurance refunds, and lower legal and environmental expenses. The increase in stock-based compensation expense was not related to the adoption in 2003 of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) (see Note 1 of the Notes to Consolidated Financial Statements).

During 2003, we recorded pension expense of $238 million and made pension contributions of $119 million. Pension expense for 2004 is estimated to be $194 million; primarily as a result of the favorable investment returns on plan assets in 2003. Pension contributions for 2004 are estimated to be $206 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412 and certain voluntary contributions.

Liquidity and Capital Resources

Excluding the effects of foreign currency exchange rates, we reduced debt during 2003 by $946 million, primarily from proceeds from higher cash provided by operations, receipt of income tax refunds and asset sales. With the completion of our 2003 refinancings, which were used to repay debt with near term maturities (see Note 9 of the Notes to Consolidated Financial Statements), we expect our cash flows from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments in the near term. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

During 2003, we generated cash from operations of $1,805 million compared to $1,009 million in 2002. The increase in cash provided by operations in 2003 was primarily a result of improved operating results in our building products businesses, income tax refunds received and the monetization of the asbestos insurance receivable during 2003.

During 2003, we experienced a working capital decrease of $444 million compared to a working capital increase of $496 million in 2002. The primary driver of the year-over-year change in working capital was the receipt of income tax refunds in 2003 that were accrued in 2002. Accounts receivable increased during 2003 by $42 million compared to an increase of $94 million in 2002. The year-over-year increase in accounts receivable related primarily to increased sales late in 2003 in the building products businesses, coupled with increased selling prices primarily for structural panels. Inventory increased during 2003 by $16 million compared with an increase in inventory of $2 million in 2002. The year-over-year increase in inventory related principally to higher log inventories in the building products businesses. Accounts payable and bank overdrafts increased during 2003 by $33 million compared to an increase in accounts payable of $49 million in 2002. The 2003 increase in accounts payable and bank overdrafts resulted principally from higher purchases of building products materials late in 2003. Other working capital increased by $128 million during the 2003 compared with a decrease in other working capital of $161 million in 2002. The year-over-year change in other working capital resulted primarily from higher accrued interest in 2003 related to timing of interest payments, and to the collection of asbestos insurance receivables.

Investing Activities

During 2003, capital expenditures for property, plant and equipment were $710 million compared with $693 million in 2002. Expenditures in 2003 included $364 million in the North America consumer products segment,

$65 million in the international consumer products segment, $100 million in the packaging segment, $73 million in the bleached pulp and paper segment, $57 million in the building products manufacturing segment, $5 million in the building products distribution segment and $46 million of other and general corporate. The 2003 capital expenditures included $163 million to complete a through-air-dried (TAD) machine at Wauna, Oregon. This machine is part of a $500 million project to improve the quality of our paper towels. The project also included a TAD machine in Port Hudson, Louisiana, completed in 2002, as well as tissue converting equipment and warehouse facilities. During 2003, we also invested $45 million for pollution control and abatement.

In 2004, we expect to make capital expenditures for property, plant and equipment of approximately $750 million. Our 2004 capital expenditure budget currently includes approximately $36 million for environment-related projects. Certain other capital projects being undertaken primarily for improving financial returns or safety will also include expenditures for pollution control. A reduction in expenditures for capacity growth from 2003 levels will be offset by increased expenditures to reduce energy and other production costs, as well as an increase in the amount of expenditures required to maintain the good condition of our facilities. Planned capital expenditures for 2004 include $50 million towards the completion of an oriented strand board plant in Hosford, Florida.

On April 15, 1998, the United States Environmental Protection Agency promulgated a set of regulations known as the “Cluster Rule” that established new requirements for air emissions and wastewater discharges from pulp and paper mills. The Cluster Rule requires pulp and paper mills to become elemental chlorine free in the pulp bleaching process. Air regulations under the Cluster Rule are called “MACT” or Maximum Achievable Control Technology regulations, with MACT I regulations representing rules regarding pulping and bleaching and MACT II regulations representing rules regarding combustion sources. We estimate that we will make capital expenditures of up to approximately $542 million through April 2007 in order to comply with the Cluster Rule’s requirements. Of that total, approximately $405 million was spent through 2003 and an additional $39 million is expected to be spent in 2004, which is included in the pollution and abatement amount listed above. The work performed in 2003 was primarily for MACT II requirements, early planning and engineering, and installation of several systems for the second part of MACT I of the Cluster Rule. Remaining expenditures are for requirements under MACT II regulations (to be completed by March 2004) and the second part MACT I regulations (to be completed by April 2007).

Effective November 2, 2002, we sold a 60% controlling interest in the Unisource paper distribution business to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with this disposition, we recorded a pre-tax loss of $298 million ($30 million after taxes) in the fourth quarter of 2002 in the paper distribution segment. As part of these transactions, we:

•	received $471 million in cash during fiscal 2002 in connection with the disposition, which was used to repay debt;
•	received $169 million in cash as a result of a financing lease arrangement accounted for by us as a capital lease;
•	received two payment-in-kind notes from Unisource for $70 million and $100 million, which accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012; and
•	entered into a sublease with Unisource for certain warehouses retained by us.

In addition, in the second quarter of 2003, we received more than $193 million of cash refund from the related income tax benefit of the Unisource sale, which is included in the income tax refund discussed above.

As part of the Unisource transaction, we entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, would mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage

(including related letters of credit) to Unisource, generally for a period of five years, including workers’ compensation, general liability, automobile liability and property insurance. For further discussion of this transaction, see Note 4 of the Notes to Consolidated Financial Statements.

Financing Activities

Excluding the effects of foreign currency exchange rates, we reduced debt during 2003 by $946 million to $10,648 million at January 3, 2004 from $11,516 million at December 28, 2002. The net effect of changes in foreign currency exchange rates caused our debt to increase by $78 million during 2003. For the fiscal year ended January 3, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 6.9%. The following table details the activity in our short and long-term debt balances in 2003:

	Short-term	Long-term*	Total
(in millions)
Beginning balances:	$710	$10,806	$11,516
Maturities:
Accounts receivable secured borrowings	(248)	–	(248)
Industrial revenue bonds	–	(12)	(12)
Money markets	(50)	–	(50)
Notes	–	(566)	(566)
Repayments**	–	(7,512)	(7,512)
Borrowings**	277	7,165	7,442
Other:
Effect of foreign currency exchange rates	–	78	78

Ending balance	$689	$9,959	$10,648

*	Includes current portion of long-term debt.
**	Includes repayments and re-borrowings of our Multi-Year Revolving Credit Facility of $7,433 million and $4,586 million, respectively.

As of January 3, 2004, we had $689 million outstanding, with a commitment of $211 million under our accounts receivable secured borrowing program, which was renewed in December 2003. G-P Receivables, Inc. (“G-P Receivables”) is our wholly owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both “Receivables” and “Secured borrowings and other short-term notes,” respectively, in the accompanying balance sheets. Accordingly, there were no amounts off balance sheet during the three years ended January 3, 2004. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. The cost of the accounts receivable program for 2003 was $23 million, which is included in interest expense on the consolidated statement of operations.

In December 2003, we sold, without recourse, approximately $156 million of asbestos insurance receivables representing claims already paid by us to a third party for approximately $147 million in cash. The net proceeds were used to repay debt.

On December 11, 2003, we completed a private placement of $500 million of 8% senior notes, due in 2024. Net proceeds from the private placement were used to pay down a portion of our Multi-Year Revolving Credit Facility. We paid approximately $6 million in fees and expenses associated with this transaction. The fees are being amortized over the term of the senior notes. In connection with the private placement, we agreed to offer to exchange these note, within specified time periods, for notes with substantially identical terms that are registered under the Securities Act.

On June 3, 2003, we completed a private placement of $500 million senior notes, consisting of $350 million of 7.375% notes due in 2008 and $150 million of 8% notes due in 2014, all of which were guaranteed by Fort James and Fort James Operating Company, a subsidiary of Fort James Corporation. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Net proceeds from the offering were used to pay down a portion of our Multi-Year Revolving Credit Facility. On October 3, 2003, we completed an offer to exchange these notes for notes with substantially identical terms that are registered under the Securities Act. We paid approximately $8 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

On January 30, 2003, we completed a private placement of $1.5 billion of senior notes, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James and Fort James Operating Company. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Net proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and to pay down approximately $1 billion outstanding under our Multi-Year Revolving Credit Facility. On September 9, 2003, we completed an offer to exchange these notes for notes with substantially identical terms that are registered under the Securities Act. We paid approximately $34 million in fees and expenses associated with these transactions. The fees are being amortized over the term of the senior notes.

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow Georgia-Pacific and any restricted subsidiary (as defined in the indentures) of Georgia-Pacific to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur significant amounts of other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments, including making restricted investments, if certain conditions are met. We can, however, make permitted payments and permitted investments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of January 3, 2004.

In connection with the sale of a 60% controlling interest in Unisource in 2002, we terminated our United States and Canadian accounts receivable secured borrowing programs for Unisource. Termination of these programs in 2002 required the repayment of the domestic accounts receivable program in the amount of $400 million and the repayment of the Canadian accounts receivable program in the amount of US $60 million. We also entered into a $175 million sale-leaseback transaction that was accounted for as a capital lease obligation. We paid approximately $4 million in fees associated with the transaction, which matures in 2018. The fees are being amortized over the term of the sale-leaseback transaction. We also paid $9 million to terminate an existing capital lease obligation held by Unisource.

On January 28, 2004, we announced that we have elected to redeem $243 million aggregate principal amount outstanding of our 9.875% debentures due November 1, 2021. We anticipate that the debentures will be redeemed on or about March 1, 2004. We will utilize amounts available under our Multi-Year Revolving Credit Facility to redeem these debentures. In the first quarter of 2004, we expect to recognize a pre-tax charge of approximately $11 million for call premiums and to write off deferred debt issuance costs. We initially issued these debentures in 1991.

For further information regarding our debt, please see Note 9 of the Notes to Consolidated Financial Statements.

At January 3, 2004, we had $250 million of term loans outstanding under our Multi-Year Revolving Credit Facility at a weighted-average interest rate of 3.3% with a maturity date of November 28, 2005. In addition, $621 million of borrowing capacity under the facility was committed to support outstanding letters of credit and similar instruments. We elected to reduce amounts committed under this facility during 2003 to $2,250 million in revolving loans and $250 million in term loans. Borrowings under this facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. Fees include a facility fee of 0.5% per annum on the aggregate commitments of the lenders as well as up-front fees. As of January 3, 2004, we paid $13 million in commitment fees and $4 million in amendment fees. Amounts outstanding under this facility are included in “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

Amounts outstanding under this facility include the following:

January 3, 2004
In millions
Commitments:
Revolving loans	$2,250
Term loans	250

Credit facilities available	2,500

Amounts Outstanding:
Letter of credit agreements*	(621)
Revolving loans due November 2005	–
Term loans due November 2005, average rate of 3.3%	(250)

Total credit balance	(871)

Total credit available	$1,629

*	The letter of credit agreements include only standby letters of credit from Bank of America.

Covenants in the Multi-Year Revolving Credit Facility require a maximum leverage ratio (as defined) of 67.50% on January 3, 2004 and 65.00% on April 3, 2004 and thereafter. These covenants also require a minimum interest coverage ratio (as defined), of 2.25 to 1.00 on January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the covenants require a minimum net worth (as defined) that changes quarterly, and a maximum debt level of $12,538 million, which changes quarterly, should our leverage ratio exceed 65.00%. We were in compliance with these debt covenants as of January 3, 2004, with a leverage ratio of 61.27%, an interest coverage ratio of 2.75 to 1.00, a debt level (as defined) of $10,480 million and an adjusted net worth surplus (as defined) as shown below:

January 3, 2004
In millions
Adjusted Net Worth:
Net worth	$5,394
Goodwill impairments (see Note 7 of the Notes to Consolidated Financial Statements)	757
Minimum pension liability adjustment (see Notes 14 and 16 of the Notes to Consolidated Financial Statements	473

Adjusted Net Worth	6,624

Required Net Worth:
80% of net worth as of the Credit Agreement closing date	4,650
50% of net Income from fourth quarter 2000 through 2003*	208
Proceeds of capital stock or equity interest from fourth quarter 2000 through 2003	1,118
The Timber Company Net Worth	(329)

Required Net Worth	5,647

Adjusted Net Worth surplus	$977

*	Does not include quarters with net losses.

Our borrowing agreements contain a number of financial and non-financial covenants which restrict our activities. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions.

Our continued compliance with these restrictive covenants is dependent a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations and interest rate exchange agreements as of January 3, 2004. For obligations with variable interest rates, the tables set forth payout amounts based on weighted average rates for the year ended January 3, 2004, and do not attempt to project future interest rates.

As of January 3, 2004

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value January 3, 2004
(In millions, except percentages)
Secured borrowings and short-term notes	$689	–	–	–	–	–	$689	$689
Average interest rates	2.1%	–	–	–	–	–	2.1%	2.1%
Credit facilities	–	$250	–	–	–	–	$250	$250
Average interest rates	–	3.3%	–	–	–	–	3.3%	3.3%
Notes and debentures	$345	–	$600	$300	$350	$6,551 *	$8,146	$8,639
Average interest rates	6.5%	–	7.5%	6.9%	7.4%	8.6%	8.3%	7.1%
Euro-denominated bonds	$378	–	–	–	–	–	$378	$375
Average interest rates	4.8%	–	–	–	–	–	4.8%	6.3%
Revenue bonds	$31	$22	$–	$29	$21	$748	$851	$822
Average interest rates	2.1%	5.6%	6.0%	4.9%	5.0%	5.2%	5.0%	5.3%
Capital leases	$11	$12	$14	$17	$19	$202	$275	$314
Average interest rates	7.6%	8.0%	7.9%	8.4%	8.4%	7.5%	7.7%	6.4%
European debt	$13	$12	$11	$7	$6	$55	$104	$104
Average interest rates	4.5%	4.6%	4.7%	4.0%	3.9%	3.0%	3.6%	2.8%
Other loans	$11	–	–	–	–	–	$11	$12
Average interest rates	2.9%	–	–	–	–	–	2.9%	3.0%

Debt subtotal	$1,478	$296	$625	$353	$396	$7,556	$10,704

Less: unamortized debt discount							(56)

Total debt balance							$10,648

Notional amount of interest rate exchange Agreements (rate collar)	–	–	$47	–	–	–	$47	$3
Average interest rate cap	–	–	7.5%	–	–	–	7.5%	7.5%
Average interest rate floor	–	–	5.5%	–	–	–	5.5%	5.5%

*	Amount includes the $243 million debenture to be redeemed.

Approximately $148 million of our revenue bonds are supported by letters of credit that expire within one year. We have the intent to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

Our debt portfolio is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates in effect based on the debt agreements. Based on our indebtedness and interest rates in effect as of January 3, 2004, a 100 basis point interest rate increase is estimated to impact the fair value of the debt portfolio by $654 million and annual interest expense by $12 million.

The following table presents commitment amounts by year of expected expiration for our standby letter of credit agreements, operating leases, purchase obligations, and other long-term liabilities.

As of January 3, 2004

	2004	2005	2006	2007	2008	Thereafter	Total
(In millions)
Standby letters of credit*	$–	$–	$–	$–	$–	$19	$19
Operating leases	$78	$74	$64	$53	$45	$348	$662
Purchase obligations**	$325	$144	$116	$105	$108	$269	$1,067
Other long-term liabilities***	$313	$362	$352	$153	$78	$604	$1,862

*	Standby letters of credit not included above under the credit facilities.
**	The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw material purchases and utilities contracts. Other significant items included in the above table reflect purchase obligations related to advertising agreements and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities.
***	Represents other long-term liability amounts reflected in our consolidated balance sheets that have known payment streams. Payments include: worker’s compensation reported case reserves; environmental cases where we have received a decree with scheduled payments from the regulating agency; legal liabilities that have been settled or where a judgment has been issued; premium payments associated with self-insurance and postretirement benefits; and pension contributions and asset retirement obligations. Amounts do not include notes payable from monetizations of notes receivable.

We intend to renew the standby letters of credit where appropriate as they mature, therefore, the obligations do not have a definitive maturity date.

The following table details activity in our debt ratings:

	Current Rating	Prior Rating	Date of Change
Rating Agency
Moody’s Investors Service:
Liquidity rating	SGL 3	N/A	September 30, 2003
Senior implied and guaranteed debt	Ba2	Ba1	January 21, 2003
Georgia-Pacific senior unsecured notes	Ba3	Ba1	January 21, 2003
Georgia-Pacific debt guaranteed by Fort James	Ba2	N/A	January 21, 2003
Fitch Ratings:
Senior unsecured long term debt	BB	BB+	January 29, 2003
Standard & Poor’s:
Long-term debt	BB+	BBB-	September 27, 2002

At January 3, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During 2003, these agreements decreased interest expense by approximately $2 million. The agreements had a weighted-average maturity of approximately two years at January 3, 2004.

Interest rate exchange agreements with a notional amount of $300 million matured on August 22, 2003 and were not renewed. At December 28, 2002, we had interest rate exchange agreements that effectively converted $300 million of floating rate obligations with a weighted average interest rate of 1.8% to fixed rate obligations with an average effective interest rate of approximately 5.9%. Interest rate exchange agreements with a notional amount of $1.7 billion matured during 2002 and were not renewed. During 2003 and 2002, interest rate exchange agreements increased interest expense by $9 million and $41 million, respectively.

At January 3, 2004 we had $1,096 million of floating rate debt outstanding, which represented approximately 10% of our total debt balance.

Our international operations create exposure to foreign currency exchange rate risks. At January 3, 2004 and December 28, 2002, we had outstanding approximately $370 million (net of discount) and $294 million (net of discount), respectively, of Euro-denominated bonds, which were designated as a hedge against our net investment in Europe. The use of this financial instrument allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on this instrument substantially offsets losses and gains on the assets, liabilities and transactions being hedged.

We do not utilize derivatives for speculative purposes. Derivatives are transaction specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

As of January 3, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During 2003 and 2002, we paid dividends totaling $126 million and $118 million, respectively. We expect to continue to make quarterly dividend payments of $0.125 per share.

Off-Balance Sheet and Other Financing Arrangements

We currently do not have any non-consolidated special purpose arrangements.

As we discussed previously we have an accounts receivable secured borrowing program. G-P Receivables is our wholly owned subsidiary and is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both “Receivables” and “Secured borrowings and other short-term notes,” respectively, in the accompanying balance sheets. Accordingly, there were no amounts off balance sheet during the three years ended January 3, 2004. As collections reduce previously pledged interests, new receivables may be pledged.

Prior to 1996, we sold certain assets for $354 million and agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement with the purchaser, we agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund our lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, we recorded an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $346 million on our balance sheet. The sale of these assets to Domtar in 2001 (see Note 4 of the Notes to Consolidated Financial Statements) required us to repurchase these assets from the lessor. Accordingly, we agreed with the lessor to a deferred payment arrangement essentially under the same terms as the original lease obligation. We agreed to maintain the original deposit under our existing terms and create a second deposit. The sum of these deposits (approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and, accordingly, we have recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities.”

In conjunction with the pre-2000 sales of timberlands formerly located in California and Maine, we received notes from the purchasers totaling $718 million. The notes received from the California sales were monetized through the issuance of notes payable and commercial paper secured by the notes, and the notes received from the Maine sale (the “Maine Notes”) were monetized through the issuance of notes payable in a private placement with the proceeds from such monetizations being used to repay debt. Proceeds from the notes received from the purchasers are being used to fund payments required for the notes payable. The notes receivable are classified as “Other assets” and the notes payable are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets. The Maine Notes were issued by G-P Maine, Inc., an indirect, wholly owned subsidiary of ours. It is a separate corporate entity from us, and its assets will be available first and foremost to satisfy the claims of its creditors.

Other

We employ approximately 61,000 people, approximately 25,000 of whom are members of unions. We consider our relationship with our employees to be good. Fifty-three union contracts are subject to negotiation and renewal in 2004, including nine at large facilities.

We are a party to various legal proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, we face exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

Environmental Liabilities

Fox River Site

The Fox River site in Wisconsin is comprised of 39 miles of the Fox River and Green Bay. The site was nominated by the United States EPA (but never finally designated) as a Superfund Site due to contamination of the river by PCBs through wastewater discharged from the recycling of carbonless copy paper from 1953-1971. We became a PRP through our acquisition of Fort James in 2000.

In late July of 2003, WDNR issued a Record of Decision (“ROD”) setting forth a cleanup plan for the lower portions of the Fox River, including the area into which the Fort James mill discharged wastewater. The ROD estimates the total cost of the cleanup at approximately $324 million. We have analyzed the ROD to understand its critical assumptions, including among others the volume of sediment to be dredged, the assumed cost of such dredging, the methods of disposing of the dredged wastes, and the use of remedies other than dredging, and have concluded that our share of the costs to clean up the portion of the Fox River for which we are responsible is substantially less than originally estimated. Accordingly, in the fourth quarter of 2003, we reduced the related environmental reserve and recorded a pre-tax credit of $66 million.

For further discussion regarding commitments and contingencies, including our legal and environmental liabilities, see Note 17 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 to Notes to Consolidated Financial Statements. Management believes that the consistent application of these policies enables us to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. The following are accounting policies that management believes are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying our accounting policies in many areas. For example, key assumptions are particularly important when determining amounts allocated to identifiable intangible assets in a business combination and in developing our projected liabilities for pension and other postretirement benefits. We base the discount rate used to determine the projected benefit obligation for our United States and Canadian pension plans on the Moody’s Investor Service Aa bond yield as of October 31 of each year. For our European pension plans, we base the discount rate on comparable indices within each country. If the discount rate used to determine the 2003 projected benefit obligation for these plans were decreased by 100 basis points, our projected benefit obligation would have increased by approximately $494 million at January 3, 2004, and the 2004 pension expense would increase by $32 million. If the discount rate were increased by 100 basis points, our projected benefit obligation would have decreased by approximately $402 million at January 3, 2004, and the 2004 pension expense would decrease by $25 million.

Environmental and Legal Matters

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters, including our asbestos liabilities. The more important assumptions in assessing our asbestos liability are the projection of the number of claims that will be filed against us in the future, which are influenced by the population potentially exposed to asbestos-containing products manufactured by us, the expected occurrence of various diseases in these potentially exposed populations, the rate at which these potentially exposed populations actually file claims, and activities of the asbestos plaintiffs’ bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs’ bar with respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against us. The unique nature of our asbestos claims and the calculation of the liability does not lend itself to a sensitivity analysis.

We recognize a liability for environmental remediation and legal indemnification and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. We also have insurance that covers a substantial part of our asbestos liabilities and defense costs and losses on certain environmental claims. We record receivables to the extent that the realization of the insurance is deemed probable. Such receivables are recorded at an undiscounted amount and are reflected as an asset in the accompanying consolidated balance sheets.

Goodwill and Long-Lived Assets

In addition, management uses judgment in assessing goodwill and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill.

We review the recorded value of our goodwill annually at the beginning of the third fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of consumer products companies and forest products peer companies, our target capital mix, and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $7.7 billion at January 3, 2004 and represented 31% of our total assets. In 2003, we recognized a pre-tax charge of $106 million for the impairment of goodwill in the bleached pulp and paper segment. If the discount rate used to estimate the fair value of each reporting unit were increased by 100 basis points, the fair value would continue to exceed the carrying value for all of our reporting units.

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

Accounting Changes

During 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. We have determined that previously reported extraordinary losses in 2001 do not meet the criteria in Opinion 30 for classifications as an extraordinary item. Accordingly, we reclassified $19 million related to the write off of deferred debt issuance costs to “Other (income) losses, net” and $7 million of related taxes to “Provision (benefit) for income taxes” in the consolidated statement of operations.

Effective December 29, 2002, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003.

Effective December 29, 2002, we also adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation and amends the disclosure provisions of SFAS No. 123. We utilized the prospective method in accordance with SFAS No. 148 and applied the expense recognition provisions of SFAS No. 123 to stock options awarded or modified in 2003 and thereafter. The impact on compensation expense recognized in 2003 relating to the 2003 stock option awards was a reduction to expense of approximately $2 million.

Effective December 30, 2001, we adopted SFAS No. 142. SFAS No. 142 requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. The adoption of SFAS No. 142 required us to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of our reporting units. In this assessment, we compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit’s internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002 (see Note 7 of the Notes to Consolidated Financial Statements) related to the impairment of goodwill in the paper distribution segment. The principal facts and circumstances leading to this impairment included a diminution of the synergies we originally expected to receive in our bleached pulp and paper segment after the sale of our stand-alone paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

In January 2003, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Fin 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to at special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 financial statements.

The only non-consolidated entity that we have identified as a potential VIE is the GA-MET joint venture partnership. We have a 50% interest in this partnership that owns and operates our main office building in Atlanta, Georgia. We currently account for our investment in this partnership under the equity method. We are in the process of performing tests to determine if the GA-MET joint venture is a VIE and will finalize our analysis in the first quarter of 2004. At January 3, 2004, the GA-MET partnership had assets of $91 million and debt of $127 million.

In the first quarter of 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and, accordingly, recorded an after-tax cumulative effect of accounting change credit of $11 million.

For a discussion of commitments and contingencies, including our legal and environmental liabilities, see Note 17 of the Notes to Consolidated Financial Statements.

2002 Compared with 2001

During 2002, we reported consolidated net sales of $23.3 billion and a net loss of $735 million, compared with net sales of $25.0 billion and a net loss of $407 million in 2001.

Interest expense was $841 million in 2002, compared with $1,080 million in 2001. The decrease is the result of lower debt levels and slightly lower interest rates.

For the year ended December 28, 2002, we reported a loss from continuing operations before income taxes of $508 million and an income tax benefit of $318 million, compared with a loss from continuing operations before income taxes of $314 million and an income tax provision of $174 million for the year ended December 29, 2001. The effective rate in 2002 was different from the statutory rate primarily because of the write-off of nondeductible goodwill (see Note 7 of the Notes to Consolidated Financial Statements) and because of tax benefits from the sale of a controlling 60% interest in the Unisource paper distribution business (see Note 4 of the Notes to Consolidated Financial Statements). The effective tax rate in 2001 was different from the statutory rate primarily because of nondeductible goodwill amortization expense associated with business acquisitions and because of nondeductible goodwill applicable to assets sold (see Note 4 of the Notes to Consolidated Financial Statements).

During 2002 and 2001, we recorded a pre-tax charge to earnings of $315 million ($198 million after tax) and $350 million ($221 million after tax), respectively, to cover projected asbestos liabilities and defense costs through 2012 and 2011, respectively, net of insurance recoveries (see Note 17 of the Notes to Consolidated Financial Statements).

In November 2002, we completed the sale of a controlling 60% interest in our Unisource paper distribution business and recorded a pre-tax loss of $298 million ($30 million after tax). Unisource was reported as the paper distribution segment for the first ten months of 2002 and for all of 2001. Beginning in November of 2002 results from our 40% interest in Unisource are included in the bleached pulp and paper segment.

Effective December 30, 2001, we adopted SFAS No. 142 and recorded an after-tax charge of $545 million for the cumulative effect of adopting this accounting principle. Accordingly, we no longer amortized goodwill beginning in 2002. During 2001, goodwill amortization expense aggregated $235 million, which included $156 million in the North America consumer products segment, $13 million in the international consumer products segment, $21 million in the packaging segment, $23 million in the bleached pulp and paper segment, $19 million in the paper distribution segment, and $3 million in the building products manufacturing segment.

North America Consumer Products

The North America consumer products segment reported net sales of $5.5 billion and operating profits of $851 million for the year ended December 28, 2002, compared with net sales of $5.4 billion and operating profits of $663 million for the year ended December 29, 2001. Included in the 2002 operating results are charges of $18 million primarily related to severance and facility closure costs. The 2001 operating results included a charge of $83 million for the closure of the Bellingham, Washington pulp mill and goodwill amortization of $156 million. Excluding these severance and facility closure charges and goodwill amortization, return on net sales decreased slightly to 16% compared with 17% in 2001. The decrease in 2002 operating results was due principally to a 2% decline in retail tissue prices. Commercial tissue pricing was down 5% year over year due to competitive market conditions, which began late in 2001. Pricing improved slightly in the second half of 2002. Costs for wastepaper, a key raw material in the tissue business, followed an increasing trend during 2002 and were 13% higher on average for the year than in 2001. In the fourth quarter of 2002, wastepaper costs were 43% higher that the comparable period in 2001.

International Consumer Products

The international consumer products segment reported net sales of $1.7 billion and operating profits of $141 million for the fiscal year ended December 28, 2002, compared with net sales and operating profits of $1.6 billion and $126 million, respectively, during 2001. During 2002, the United States dollar weakened against the functional currencies of the businesses in the international consumer products segment. The impact of the change in foreign currency exchange rates was to increase net sales and operating profits in 2002 by $81 million and $9 million, respectively. Excluding goodwill amortization of $13 million in 2001 and the effect of the change in currency exchange rates, return on net sales remained flat at 9% in 2002 and 2001.

Packaging

The packaging segment reported net sales of $2.7 billion and operating profits of $323 million for the year ended December 28, 2002, compared with net sales of $2.6 billion and operating profits of $388 million in 2001. Excluding goodwill amortization of $21 million, operating profits were $405 million in 2001. Return on net sales decreased to 12% from 15% in 2001. Average selling prices decreased in 2002 for all packaging products. Average selling prices for linerboard and medium decreased 7% and 11%, respectively, and average selling prices for packaging boxes decreased 5%. These decreases were offset by a 5% increase in sales volume for both linerboard and packaging boxes.

Bleached Pulp and Paper

The bleached pulp and paper segment reported net sales of $2.5 billion and operating profits of $58 million for the year ended December 28, 2002. In 2001, the segment reported net sales of $3.2 billion and operating profits of $25 million. In August 2001, the bleached pulp and paper segment sold four paper and pulp facilities and recorded a pre-tax loss of $63 million. During 2001 these facilities reported net sales and an operating loss of $770 million and $64 million, respectively. Excluding goodwill amortization of $23 million in 2001 and the results of operations sold in 2001, return on net sales decreased to 1% compared with 5% for the same period a year ago. The decrease in net sales and operating profits was due primarily to a decrease in average prices for all of the bleached pulp and paper products, offset somewhat by lower production costs. Average selling prices for market pulp and fluff pulp decreased 5% and 10%, respectively, while paper prices decreased 8% compared with 2001 prices. Average selling prices for our pulp and paper products decreased during 2002 but ended the year at levels higher than 2001.

Paper Distribution

The paper distribution segment, which represents the operating results of Unisource for the first ten months of 2002 and all of 2001, reported net sales of $4.8 billion and an operating loss of $516 million in 2002, compared to net sales and operating profits of $6.2 billion and $48 million, respectively, in 2001. In November 2002, we sold a 60% controlling interest in the Unisource paper distribution business and recorded a pre-tax loss on the sale of $298 million. Also included in the 2002 operating results were goodwill and other long-lived assets impairment charges of $208 million. Included in the segment’s 2001 operating results was goodwill amortization of $19 million. Excluding these unusual charges in 2002 and goodwill amortization expense in 2001, operating results decreased to a loss of $10 million in 2002 compared to an operating profit of $67 million in 2001. The decline in sales and operating profits for the paper distribution segment is a direct result of declining prices and volumes in the printing business. Beginning in November 2002, we began reporting in the bleached pulp and paper segment our share of Unisource’s operating results as equity in earnings of an unconsolidated subsidiary.

Building Products Manufacturing

The building products manufacturing segment reported net sales of $5.1 billion and operating profits of $129 million for the year ended December 28, 2002, compared with net sales of $5.3 billion and operating profits of $83 million in 2001. As a result of weak market conditions in this segment, we announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, and gypsum plants and recorded charges of $93 million in 2001 related to these plant closures and asset impairments, net of gains on asset sales. Excluding these net facility closure and asset impairment charges and goodwill amortization of $3 million in 2001, return on net sales was flat at 3% in 2002 and 2001. During 2002, average selling prices for plywood, treated lumber, softwood lumber, particleboard and oriented strand board decreased 5%, 9%, 4%, 8% and 2%, respectively, while sales volumes for gypsum declined 11% compared to the prior year. A 12% increase in gypsum selling prices and a 4% increase in sales volume for both plywood and oriented strand board somewhat offset these declines.

Building Products Distribution

The building products distribution segment reported net sales and operating profits of $3.8 billion and $50 million, respectively for the year ended December 28, 2002, compared with net sales of $3.8 billion and operating profits of $65 million in 2001. The decline in segment operating profits is primarily due to a decline in gross margins in 2002.

Other

The operating loss for the “Other” nonreportable segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $71 million to a loss of $703 million in 2002 from a loss of $632 million in 2001. Included in the 2002 loss are $378 million of pre-tax charges primarily for asbestos and business separation costs. The 2001 segment loss included pre-tax charges of $341 for asbestos, net of other one-time gains, and a pre-tax charge of $19 million for the write off of deferred debt issuance costs. Excluding these charges, the net change in the other segment was primarily driven by higher pension costs and foreign currency transaction losses.

Factors That May Affect Future Results

Some of the matters discussed in this Form 10-K concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and our contemplated transactions, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events. There can be no assurance that these events will occur or that our results will be as estimated. In some cases, the forward-looking statements contained in this Form 10-K can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” or “estimates,” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-K. Moreover, in the future, we, through our senior management team, may make additional or different forward-looking statements about the matters described in this document. We undertake no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-K, or in our other SEC filings, including our Form 8-K dated October 17 1996, which are incorporated herein by this reference.

The following factors, which we caution are not exclusive, are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose these factors.

1.    We have substantial indebtedness.

As described in this Form 10-K, we have substantial indebtedness. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend in part on cash from operations and in part on cash produced by divestitures of some of our businesses. There can be no assurance that such divestitures will be consummated, or, if consummated, that the price and terms of such divestitures will be advantageous to us. Further, there can be no assurance that our businesses will be able to generate sufficient cash flows from operations, as they are subject to general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

Our level of indebtedness may limit our ability to invest operating cash flow to expand our business, to capitalize on business opportunities and to react to competitive pressures or adverse changes in governmental regulation, because a substantial portion of these cash flows is needed to repay existing indebtedness, and there are limitations imposed by the terms of certain debt on our ability to borrow additional funds and to invest in certain kinds of assets. In addition, we could, under certain circumstances that management believes are unlikely to occur, be unable to refinance or obtain additional financing because of market conditions, our high levels of debt and the debt restrictions under our current debt agreements.

On January 21, 2003, Moody’s Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. Moody’s rating actions affected approximately $9 billion of debt securities. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrawn our commercial paper rating. Fitch’s rating action with respect to the BB rating affected $1.5 billion of debt securities. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any future reductions in our debt ratings could increase the costs of our future short-term financings.

2.    Execution of Transformation Strategy.

Our long-term strategy is to improve our portfolio of businesses by divesting or exiting non-strategic businesses, and by acquiring and expanding businesses which are high value-added and that position Georgia-Pacific closer to its customers. A key to this transformation is our tissue business, which was expanded significantly with the acquisition of Fort James in late 2000. Although we believe that we have a strong cost position, superior manufacturing expertise and excellent brands, this business faces competition from established companies that may have more experience or expertise in marketing, advertising and brand management than we currently have. To succeed, we must continue to develop brand recognition and loyalty, product quality and performance, and our marketing and distribution capabilities. Aggressive reaction by competitors has led to decreased pricing and increased advertising and promotional spending by us in order to maintain market share in this segment as well as others. In addition, to successfully achieve our strategy we will need to rely heavily on the development and introduction of new products and product line extensions as a means of achieving and/or maintaining leadership in various product categories.

3.    Competition and Volatility of Commodity Businesses.

We face intense competition from both large international and small domestic producers in most of our businesses. However, operating results are particularly volatile for the our building products and pulp and paper businesses because most of these products are commodities, for which price is the principal competitive factor. We cannot control such factors as decreasing demand from customers or increasing supply from competitors, both of which cause price decreases for such products and in turn adversely affect our net sales, operating income and cash flows.

4.    Costs Associated with Environmental Compliance and Remediation and Litigation.

Our operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of our operations. For example, the United States Environmental Protection Agency has recently issued new air emission regulations, known as “MACT” or Maximum Achievable Control Technology regulations, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The costs of compliance with these regulations, and additional or supplementary regulations, cannot be quantified in all cases, and there can be no assurance that the costs of such compliance will not be material to our results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described in Note 17 of the Notes to Consolidated Financial Statements, in some instances has been significant and remediation of future sites could also be significant. There can be no assurance that the final remediation costs will equal currently estimated costs or that additional sites will not require significant remediation expenses.

We are subject to significant asbestos litigation liabilities and costs, as discussed below, and to other litigation risks that are similar to other corporations of our size and complexity in an increasingly litigious environment. While we do not believe that any of these matters will be material to our long term financial status, as disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other” and Note 17 of the Notes to Consolidated Financial Statements, certain litigation related matters may be material to our results of operations in certain reporting periods.

5.    Costs Associated with Asbestos Liabilities and Litigation.

In fiscal 2001, 2002 and 2003, working with National Economic Research Associates (NERA) and Navigant Consulting (formerly known as Peterson Consulting), our external consultants, we recorded pre-tax charges totaling $563 million for asbestos liabilities and defense costs, net of anticipated insurance recoveries, that we expect to pay through 2013.

Projecting liabilities for asbestos litigation is subject to a number of important risks and uncertainties, including the possibility that the number of asbestos claims filed against us in the future will be greater than projected; the risk that the cost of defending and settling current and future asbestos claims will be higher than projected, resulting in more rapid depletion of available insurance coverage and higher out-of-pocket costs; the possibility of additional insolvencies among insurance carriers; the risk that final resolution of allocation, coverage or other issues affecting available insurance coverage will result in lower insurance recoveries than forecast; the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which we now settle cases; and the risk that bankruptcies of other asbestos defendants may increase our costs in the future.

These or other factors could cause our actual liabilities to be materially higher, and our insurance recoveries to be materially lower, than those projected and recorded to date. If these or other factors cause us to determine that the assumptions used by NERA or Navigant Consulting in their latest projections are no longer reasonable, or if we determine that our asbestos exposure net of insurance recoveries for years after 2013 will be material, we may have to establish additional reserves relating to asbestos beyond the charges already taken, and the amount of these reserves may be material. We cannot estimate the amount of any such additional reserves at this time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about Market Risk information for us required by this Item are set forth under “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” and is incorporated herein by reference thereto.

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

Management is also responsible for establishing and maintaining a system of internal control over financial reporting, which encompasses policies, procedures, and controls directly related to, and designed to provide reasonable assurance as to, the reliability of the published financial statements. An independent assessment of the system is performed by our internal audit staff in order to confirm that the system is adequate and operating effectively. This assessment is based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our independent auditors also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements. Management has considered any significant recommendations regarding the internal control system that have been brought to its attention by the internal audit staff or independent auditors and has taken steps it deems appropriate to maintain a cost-effective internal control system. The Audit Committee of the Board of Directors, consisting of independent directors, provides oversight to the financial reporting process. Our internal auditors and independent auditors meet regularly with the Audit Committee to discuss financial reporting and internal control issues and have full and free access to the Audit Committee.

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

Management believes that as of January 3, 2004, the internal control system over financial reporting is adequate and effective in all material respects.

JAMES E. TERRELL

Vice President and Controller

DANNY W. HUFF

Executive Vice President—Finance and Chief Financial Officer

A.D. CORRELL

Chairman and Chief Executive Officer

January 30, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors, Georgia-Pacific Corporation:

We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation (a Georgia corporation) and subsidiaries as of January 3, 2004 and December 28, 2002 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Georgia-Pacific Corporation and subsidiaries at January 3, 2004 and December 28, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 7, 8 and 12 to the consolidated financial statements, in 2003, the Corporation adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended, and SFAS No. 143, Accounting for Asset Retirement Obligations; in 2002, the Corporation ceased amortization of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets and, in 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Atlanta, Georgia

January 30, 2004

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	2003	2002	2001
In millions, except per share amounts
Net sales	$20,255	$23,271	$25,016

Costs and expenses:
Cost of sales	15,849	18,115	19,276
Selling and distribution	1,307	1,869	2,025
Depreciation, amortization and accretion	1,045	1,030	1,343
General and administrative	865	1,054	1,072
Interest, net	833	841	1,080
Other losses, net	21	870	534

Total costs and expenses	19,920	23,779	25,330

Income (loss) from continuing operations before income taxes	335	(508)	(314)
Provision (benefit) for income taxes	109	(318)	174

Income (loss) from continuing operations	226	(190)	(488)
Income from discontinued operations, net of taxes	–	–	70

Income (loss) before accounting changes	226	(190)	(418)
Cumulative effect of accounting changes, net of taxes	28	(545)	11

Net income (loss)	$254	$(735)	$(407)

Georgia-Pacific Group
Income (loss) from continuing operations	$226	$(190)	$(488)
Cumulative effect of accounting changes, net of taxes	28	(545)	11

Net income (loss)	$254	$(735)	$(477)

Basic per share:
Income (loss) from continuing operations	$0.90	$(0.80)	$(2.14)
Cumulative effect of accounting changes, net of taxes	0.11	(2.29)	0.04

Net income (loss)	$1.01	$(3.09)	$(2.10)

Diluted per share:
Income (loss) from continuing operations	$0.90	$(0.80)	$(2.14)
Cumulative effect of accounting changes, net of taxes	0.11	(2.29)	0.04

Net income (loss)	$1.01	$(3.09)	$(2.10)

Average number of shares outstanding:
Basic	250.4	237.6	227.6
Diluted	251.4	237.6	227.6

The Timber Company
Income from discontinued operations, net of taxes			$70

Basic per common share			$0.86

Diluted per common share			$0.86

Average number of shares outstanding:
Basic			81.0
Diluted			81.7

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	2003	2002	2001
In millions, except per share amounts
Cash flows from operating activities:
Net income (loss)	$254	$(735)	$(407)
Adjustments to reconcile net income (loss) to cash provided by operations, excluding the effects of acquisitions and divestitures:
Cumulative effect of accounting changes, net of taxes	(28)	545	(11)
Depreciation	1,009	1,000	1,079
Amortization of intangibles and goodwill and accretion	36	30	267
Deferred income taxes	(110)	(24)	(132)
Other losses, net	21	870	514
(Increase) decrease in receivables	(42)	(94)	265
(Increase) decrease in inventories	(16)	(2)	203
(Decrease) increase in accounts payable	(12)	120	(71)
Change in bank overdrafts	45	(71)	94
Change in other working capital	128	(161)	(228)
Change in taxes receivable/payable	341	(288)	(26)
Change in other assets and other long-term liabilities	130	(144)	(56)
Other, net	49	(37)	(10)

Cash provided by operations	1,805	1,009	1,481

Cash flows from investing activities:
Property, plant and equipment investments	(710)	(693)	(739)
Timber and timberland purchases	–	–	(31)
Acquisitions	(10)	(6)	(133)
Proceeds from sales of assets	92	668	2,311
Other	(37)	(31)	(66)

Cash (used for) provided by investing activities	(665)	(62)	1,342

Cash flows from financing activities:
Repayments and maturities of long-term debt	(8,090)	(5,030)	(2,631)
Additions to long-term debt	7,165	5,680	631
Fees paid to issue debt	(55)	(14)	(39)
(Decrease) increase in bank overdrafts	(45)	71	(94)
Decrease in accounts receivable secured borrowings and short-term notes	(21)	(1,574)	(690)
Proceeds from option plan exercises	18	4	129
Employee stock purchase plan	23	37	36
Cash dividends paid ($0.50 per share in 2003 and 2002, $0.50 and $0.75 per share for Georgia-Pacific Group and The Timber Company, respectively, in 2001)	(126)	(118)	(175)

Cash used for financing activities	(1,131)	(944)	(2,833)

Increase (decrease) in cash	9	3	(10)
Balance at beginning of year	42	39	49

Balance at end of year	$51	$42	$39

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:
Redemption of senior deferrable notes and issuance of common stock (see Note 10)	$–	$863	$–

Unisource sale/leaseback transaction (see Note 4)	$–	$169	$–

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 3, 2004	December 28, 2002
In millions, except shares and per share amounts
ASSETS
Current assets:
Cash and equivalents	$51	$42

Receivables, less allowances of $42 and $39, respectively	1,915	1,777

Inventories
Raw materials	632	590
Finished goods	1,178	1,116
Supplies	516	507
LIFO reserve	(134)	(77)

Total inventories	2,192	2,136

Deferred income tax assets	125	35
Taxes receivable	–	334
Other current assets	315	402

Total current assets	4,598	4,726

Property, plant and equipment
Land and improvements	606	566
Buildings	2,254	2,128
Machinery and equipment	16,606	15,844
Construction in progress	281	258

Property, plant and equipment, at cost	19,747	18,796
Accumulated depreciation	(10,627)	(9,474)

Property, plant and equipment, net	9,120	9,322

Goodwill, net	7,656	7,663

Intangible assets, net	716	676

Other assets	2,315	2,242

Total assets	$24,405	$24,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured borrowings and short-term notes	$689	$710
Current portion of long-term debt	789	621
Accounts payable	1,563	1,532
Accrued compensation	267	291
Other current liabilities	1,115	891

Total current liabilities	4,423	4,045

Long-term debt, excluding current portion	9,170	10,185

Other long-term liabilities	3,832	4,397

Deferred income tax liabilities	1,586	1,442

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Junior preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	–	–
The Timber Company common stock, par value $0.80; 250,000,000 shares authorized; no shares issued or outstanding	–	–
Georgia-Pacific Group common stock, par value $0.80; 400,000,000 shares authorized; 252,980,000 shares and 250,238,000 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	202	200
Additional paid-in capital	3,473	3,413
Retained earnings	1,596	1,468
Long-term incentive plan deferred compensation	(1)	(2)
Accumulated other comprehensive income (loss)	124	(519)

Total shareholders’ equity	5,394	4,560

Total liabilities and shareholders’ equity	$24,405	$24,629

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Year Ended
	2003	2002	2001
In millions, except shares in thousands and per share amounts
Common stock:
Beginning balance	$200	$184	$182
Common stock issued:
Stock option plans and directors plan	1	–	4
Employee stock purchase plans	1	1	1
Common stock issued for PEPS conversion	–	15	–
Spin off of The Timber Company	–	–	(3)

Ending balance	202	200	184

Treasury stock:
Beginning balance	–	–	(330)
Spin off of The Timber Company	–	–	330

Ending balance	–	–	–

Additional paid-in capital:
Beginning balance	3,413	2,521	2,427
Common stock issued:
Stock option plans and directors plan	28	8	149
Employee stock purchase plans	22	36	35
Restricted stock issuance	10	–	–
Common stock issued for PEPS conversion	–	848	–
Common stock issued for acquisitions	–	–	5
Spin off of The Timber Company	–	–	(95)

Ending balance	3,473	3,413	2,521

Retained earnings:
Beginning balance	1,468	2,321	3,463
Net income (loss)	254	(735)	(407)
Spin off of The Timber Company	–	–	(560)
Cash dividends declared (Georgia-Pacific Group, $0.50, per common share for each of the three years presented; The Timber Company, $0.75 per common share for 2001)	(126)	(118)	(175)

Ending balance	1,596	1,468	2,321

Long-term incentive plan deferred compensation:
Beginning balance	(2)	(3)	(4)
Common stock issued under long-term incentive plan, net	1	1	1

Ending balance	(1)	(2)	(3)

Accumulated other comprehensive income (loss):
Beginning balance	(519)	(118)	(16)
Activity, net of taxes	643	(401)	(102)

Ending balance	124	(519)	(118)

Total shareholders’ equity	$5,394	$4,560	$4,905

Georgia-Pacific Group common stock shares issued and outstanding:
Beginning balance, common stock issued	250,238	230,095	224,844
Common stock issued:
Stock option plans and directors plan	1,050	230	3,550
Employee stock purchase plans	1,530	1,696	1,511
Restricted stock issuance	137	–	–
Conversion of PEPS units	–	18,206	–
Common stock issued for acquisitions	25	11	190

Balance, common stock outstanding	252,980	250,238	230,095

The Timber Company common stock shares issued and outstanding:
Beginning balance, common stock issued			94,571
Common stock issued:
Stock option plans and directors plan			2,081
Employee stock purchase plans			17
Spin off of The Timber Company			(96,669)

Balance, common stock outstanding			–

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	2003	2002	2001
In millions
Net income (loss)	$254	$(735)	$(407)
Other comprehensive income (loss) before taxes:
Foreign currency translation adjustments	456	154	(29)
Derivative instruments:
Fair market value adjustments on derivatives	–	6	(50)
Reclassification adjustments for losses included in net income	9	35	–
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	6	(4)	–
Reclassification adjustment for impairment included in net income	–	4	–
Minimum pension liability adjustment	255	(941)	(75)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(83)	345	52

Comprehensive income (loss)	$897	$(1,136)	$(509)

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Georgia-Pacific Corporation, a Georgia corporation, is broadly engaged in four business operations: the manufacture of tissue products (including bath tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium, kraft and corrugated packaging); the manufacture of bleached pulp and paper (including paper, market and fluff pulp, and bleached board) and the manufacture and distribution of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum board, chemicals and other products).

Prior to November 2, 2002, we were engaged in the distribution of paper products, packaging and facility supplies through our paper products distribution business, Unisource Worldwide, Inc. (“Unisource”). Effective November 2, 2002, we sold a 60% controlling interest in Unisource to an affiliate of Bain Capital, LLC (see Note 4). Prior to October 6, 2001, we also engaged in the growing of timber on approximately 4.7 million acres of timberlands that we owned or leased. Under a contract with Plum Creek, it supplies approximately 8% of the overall timber requirements of our manufacturing facilities. On October 6, 2001, we completed the merger of these timberlands into Plum Creek Timber Company, Inc. (“Plum Creek”) (see Note 4).

Basis of Presentation

On December 16, 1997, our shareholders approved the creation of two classes of common stock intended to reflect separately the performance of our manufacturing and former timber businesses (the “Letter Stock Recapitalization”). Our Articles of Incorporation were amended and restated to (i) create a new class of stock designated as Georgia-Pacific Corporation—Timber Group common stock, $0.80 par value per share (“The Timber Company stock”), consisting of 250 million authorized shares; (ii) redesignate each authorized share of our common stock, $0.80 par value per share (the Existing Common Stock) as, and convert each share into, one share of Georgia-Pacific Corporation—Georgia-Pacific Group common stock (now two shares of Georgia-Pacific Group common stock after giving effect to the May 14, 1999 two-for-one stock split), $0.80 par value per share (“Georgia-Pacific Group stock”); (iii) increase the number of shares of Georgia-Pacific Group stock authorized for issuance from 150 million shares to 400 million shares; and (iv) authorize the distribution of one share of The Timber Company stock for each outstanding share of Georgia-Pacific Group stock.

The manufacturing and former timber businesses are referred to herein as the “Georgia-Pacific Group” and “The Timber Company,” respectively, or collectively as the “groups.”

Principles of Consolidation

These consolidated financial statements include the accounts of the Georgia-Pacific Corporation and wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in companies where we have a 20% to 50% ownership interest. These investments are accounted for under the equity method of accounting because we have significant influence over the companies. The equity method of accounting is also used in instances where we may have an ownership interest greater than 50% and the investing partner has substantive participating rights. Certain of our subsidiaries and equity investments are reported on a lag of one to three months to allow adequate time to compile their results.

Effective November 2, 2002, we completed the sale of a controlling 60% interest in our Unisource paper distribution business (see Note 4). The results of Unisource are reported in the paper distribution segment prior to the sale. Our 40% interest in Unisource subsequent to the sale is accounted for under the equity method and is included in the bleached pulp and paper segment.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. We do not recognize revenue from bill and hold transactions until the product is delivered to the customer’s delivery site (for sales with terms of f.o.b. destination) or until the product is shipped to the customer (for sales with terms of f.o.b. shipping point). Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts, trade allowances and sales returns are estimated using historical experience.

Foreign Currency Translation

The functional currency for most international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in other comprehensive income. Foreign currency transaction gains (losses) are reflected in the consolidated statements of operations and were $8.5 million, $(9.6) million, and nil in 2003, 2002, and 2001, respectively.

Income (Loss) Per Share

Basic income (loss) per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans, and, prior to the third quarter of 2002, pursuant to the terms of the Premium Equity Participating Security Units (“PEPS Units”) (see Note 10). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Amounts are computed for each class of common stock based on the separate earnings attributed to each of the respective businesses.

Income (Loss) Per Share

	Georgia-Pacific Group
	Fiscal Year Ended
	2003		2002	2001
In millions, except shares and per share amounts
Basic and diluted income available to shareholders (numerator):
Income (loss) from continuing operations	$226		$(190)	$(488)
Cumulative effect of accounting changes, net of taxes	28		(545)	11

Net income (loss)	$254		$(735)	$(477)

Shares (denominator):
Weighted average shares outstanding	250,416,181		237,639,025	227,590,185
Dilutive securities:
Options	748,770	*	– **	– ***
Employee stock purchase plans	253,797		–	–

Total assuming conversion	251,418,748		237,639,025	227,590,185

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Timber Company
Fiscal Year Ended 2001
In millions, except shares and per share amounts
Basic and diluted income available to shareholders (numerator):
Income from discontinued operations, net of taxes	$70

Shares (denominator):
Weighted average shares outstanding	80,960,667
Dilutive securities:
Options	785,449

Total assuming conversion	81,746,116

*	Options to purchase 14,530,921 shares of Georgia-Pacific Group stock at prices ranging from $22.03 to $91.58 per share were outstanding during 2003. However, these were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.
**	Options to purchase 22,205,895 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $91.58 per share were outstanding during 2002. However, these were not included in the computation of diluted earnings per share because we reported a loss for the year and inclusion of such shares would have had an antidilutive effect.
***	Options to purchase 20,151,717 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $91.58 per share were outstanding during 2001, as were PEPS Units to purchase Georgia-Pacific Group stock. However, these were not included in the computation of diluted earnings per share because we reported a loss for the year and inclusion of such shares would have had an antidilutive effect.

Stock-Based Compensation

Effective December 29, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation and amends the disclosure provisions of SFAS No. 123. We utilized the prospective method in accordance with SFAS No. 148 and applied the expense recognition provisions of SFAS No. 123 to stock options awarded or modified in 2003 and thereafter. The impact on compensation expense recognized in 2003 relating to the 2003 stock option awards was a reduction to expense of approximately $2 million. Prior to 2003, we accounted for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and disclosed pro forma effects of the plans on net income and earnings per share as provided under SFAS No. 123. Because the fair market value on the date of grant was equal to the exercise price, no compensation expense had been recognized under APB No. 25 for stock options issued prior to 2003. Had compensation cost for stock-based compensation plans been determined based on the fair value at the grant dates in 2002 or 2001 consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows. The pro forma amounts shown in 2003 reflect the cost of stock options issued and shares purchased under the employee stock purchase plan prior to 2003.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended
	2003	2002	2001
In millions, except per share amounts
Georgia-Pacific Corporation
Net income (loss) as reported	$254	$(735)	$(407)
Less total stock-based employee compensation expense determined under the fair value method, net of taxes	(8)	(25)	(32)

Pro forma net income (loss)	$246	$(760)	$(439)

Stock-based employee compensation cost, net of taxes, included in the determination of net income as reported	$29	$1	$1

Georgia-Pacific Group
Net income (loss) as reported	$254	$(735)	$(477)
Less total stock-based employee compensation expense determined under the fair value method, net of taxes	(8)	(25)	(30)

Pro forma net income (loss)	$246	$(760)	$(507)

Net income (loss) per share*
As reported	$1.01	$(3.09)	$(2.10)
Pro forma	0.98	(3.20)	(2.23)
The Timber Company
Income from discontinued operations, net of taxes
Net income as reported			$70
Less total stock-based employee compensation expense determined under the fair value based method, net of taxes			(2)

Pro forma net income			$68

Income from discontinued operations, net of taxes per share*
As reported			$0.86
Pro forma			0.84

*	Represents basic earnings per share. Pro forma diluted income (loss) per share amounts were $0.98 in 2003, ($3.20) in 2002, ($2.23) and $0.83 in 2001, for the Georgia-Pacific Group and The Timber Company, respectively.

The fair value method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation over the option’s vesting period. For purposes of calculating the pro forma effects of stock-based awards, we recognize compensation expense for awards with pro rata vesting on a straight-line basis.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options granted in 2003, 2002 and 2001:

	Fiscal Year Ended
	2003	2002		2001
	Options	Options	ESPP*	Options	ESPP*
Georgia-Pacific Group
Risk-free interest rate	4.1%	4.9-5.0%	1.5%	5.2%	3.6%
Expected dividend yield	3.3%	1.9-2.1%	3.3%	1.7%	1.5%
Expected life	10 years	10 years	1 year	10 years	1 year
Expected volatility	0.54	0.45	0.45	0.47	0.47
Option forfeiture rate	0%	5.0%	5.0%	5.0%	7.3%
Weighted average fair value	$6.85	$11.84 – 13.21	$3.56	$15.46	$8.01

*	Employee Stock Purchase Plan

Cash and Equivalents

Cash equivalents include time deposits and other securities with original maturities of three months or less.

Inventory Valuation

Inventories are valued at the lower of cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (“LIFO”) method was used to determine the cost of approximately 54% and 55% of inventories at January 3, 2004 and December 28, 2002, respectively. The cost of other inventories, primarily inventories of foreign subsidiaries and supplies, generally are determined using the first-in, first-out method or weighted-average cost.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Lease obligations for which we assume or retain substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacements of minor components of property, and repair and maintenance costs are charged to expense as incurred. Planned shutdown maintenance costs are charged to earnings ratably during the year.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the related accounts and any gain or loss is included in “Other losses, net” on the accompanying consolidated statements of operations.

We capitalize incremental costs that are directly associated with the development of software for internal use. Amounts are amortized over five years beginning when the assets are placed in service. The net book value of such capitalized costs was $4 million in 2003 and $11 million in 2002. Amounts are included as “Property, plant and equipment” on the accompanying consolidated balance sheets.

We capitalize interest on significant projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets. Interest capitalized, expensed and paid was as follows:

	Fiscal Year Ended
	2003	2002	2001
In millions
Total interest costs, net	$841	$855	$1,091
Interest capitalized	(8)	(14)	(11)

Interest, net	$833	$841	$1,080

Interest paid	$763	$859	$1,112

“Interest, net”, is interest expense net of interest income of $79 million, $44 million and $54 million in 2003, 2002 and 2001, respectively, a majority of which is associated with the notes received in connection with the sale of a 60% controlling interest in Unisource, and our past sales of timberlands, which secure the related indebtedness

Asset Retirement Obligations

We accrue for asset retirement obligations, which consist primarily of landfill closure costs including waste treatment, storage or disposal costs in the period in which the obligations are incurred. These costs are accrued at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

Identifiable Intangible Assets

We amortize identifiable intangible assets such as patents, trademarks, and tradenames using the straight-line method over their estimated useful lives ranging from 5 to 75 years. Amortization expense for identifiable intangible assets was $31 million, $30 million and $32 million in 2003, 2002 and 2001, respectively. Accumulated amortization at January 3, 2004 and December 28, 2002 was $93 million and $64 million, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Goodwill

Effective December 30, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill (see Note 7). SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, we no longer amortized goodwill beginning in 2002. Amortization expense was $235 million in 2001.

Shipping and Handling Costs

We classify the majority of shipping and handling costs as cost of sales. However, certain shipping and handling costs are classified as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $414 million, $525 million and $550 million in 2003, 2002, and 2001, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were $219 million, $222 million and $224 million in 2003, 2002 and 2001, respectively.

Environmental and Legal Matters

We recognize a liability for environmental remediation and legal indemnification and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. We also have insurance that covers losses on certain environmental claims and we record a receivable to the extent that the realization of the insurance is deemed probable. These receivables are recorded at undiscounted amounts and are reflected as assets in the accompanying consolidated balance sheets.

Environmental costs are generally capitalized when the costs improve the condition of the property or prevent or mitigate future contamination. All other costs are expensed.

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

Accounting Standards Changes

During 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 4, Reporting Gains and Losses from Extinguishment of Debt (An Amendment of APB Opinion No. 30), which required all gains and losses from extinguishment of debt to be classified as extraordinary items. We have determined that previously reported extraordinary losses in 2001 do not meet the criteria in Opinion 30 for classifications as an extraordinary item. Accordingly, we reclassified $19 million related to the write off of deferred debt issuance costs to “Other (income) losses, net” and $7 million of related taxes to “Provision (benefit) for income taxes” in the consolidated statement of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 financial statements.

The only non-consolidated entity that we have identified as a potential VIE is the GA-MET joint venture partnership (see Note 17). We have a 50% interest in this partnership that owns and operates our main office building in Atlanta, GA. We currently account for our investment in this partnership under the equity method. We are in the process of performing tests to determine if the GA-MET joint venture is a VIE and will finalize our analysis in the first quarter of 2004. At January 3, 2004, the GA-MET partnership had assets with a carrying value of $91 million and debt of $127 million.

On December 29, 2002, we adopted SFAS No. 143 Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003.

Effective in the first quarter of 2002, we adopted SFAS No. 142. In accordance with the transition provisions of SFAS No. 142, we completed our initial assessment of the fair value of the net assets underlying all acquisition-related goodwill during the second quarter of 2002. The cumulative effect of the adoption of this principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to our paper distribution segment. The principal facts and circumstances leading to this impairment included a diminution of the synergies we originally expected to receive in our bleached pulp and paper segment after the sale of our stand-alone paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Typically, our fiscal year consists of 52 weeks ending on Saturday. However, because the current fiscal year ended on January 3, 2004, our fiscal year 2003 consisted of 53 weeks.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

On October 6, 2001, we completed the spin off of The Timber Company and its merger with and into Plum Creek (see Note 4). The results of the Timber Company are reported as “Income from discontinued operations, net of taxes” in the accompanying consolidated statements of operations.

NOTE 2.    OTHER LOSSES, NET

The following amounts are included in “Other losses, net” in the accompanying consolidated statements of operations:

	2003	2002	2001
In millions
Asset impairments:
Pulp goodwill (see Note 7)	$106	$–	$–
Old Town (see Note 5)	74	–	–
Dixie (see Note 5)	9	–	–
North America Tissue (see Note 5)	21	–	–
Unisource (see Note 7)	–	208	–
Gypsum (see Note 5)	–	–	57
Bellingham (see Note 5)	–	–	57
Other	31	22	14
Adjustment to Fox River environmental clean up reserves (see Note 17)	(66)	–	–
Adjustment to asbestos liabilities and insurance receivables, net (see Note 17)	(102)	315	350
Cost of monetizing asbestos insurance receivable (see Note 17)	9	–	–
Loss (gain) on asset sales:
Sale of railroads (see Note 4)	(50)	–	–
Sale of packaging assets (see Note 4)	(18)	–	–
Sale of 60% interest in Unisource (see Note 4)	–	298	–
Sale of paper and pulp assets to Domtar Inc. (see Note 4)	–	–	63
Other	7	27	(26)
Write off of deferred debt issuance costs	–	–	19

Other losses, net	$21	$870	$534

NOTE 3.    OPERATING SEGMENT INFORMATION

We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution.

•	The North America consumer products segment produces and sells retail and away-from-home tissue and the Dixie line of disposable plates, cups, containers and cutlery.

•	The international consumer products segment consists of the European businesses and certain small tissue joint ventures located internationally.

•	The packaging segment produces and sells linerboard, medium, kraft and corrugated packaging.

•	The bleached pulp and paper segment produces paper, market and fluff pulp, and bleached board.

•	The building products manufacturing segment consist primarily of wood panels (plywood, oriented strand board, hardboard and particleboard), lumber, gypsum products and chemicals.

•	The building products distribution segment sells a wide range of building products manufactured by us or purchased from others.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Markets for the North America consumer products, international consumer products, packaging, and bleached pulp and paper segments are affected primarily by fluctuations in raw material costs such as pulp and wastepaper, competition from companies of various sizes on the basis of brand recognition and loyalty, the overall level of economic growth in the United States and export markets, and fluctuations in currency exchange rates.

Markets for the building products segments are affected primarily by the level of housing starts, the level of repairs, remodeling and additions, industrial markets, industrial and commercial building activity, the availability and cost of financing, and changes in industry capacity. Recent consolidations in the building products business among our competitors and increased access to the United States markets by foreign competitors also affects the markets for the building products segments.

The accounting policies of the segments are primarily the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before interest and income taxes (i.e., operating profit or loss).

We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different customers and requires different production processes.

The “Other” nonreportable segment includes some miscellaneous businesses, unallocated corporate operating expenses, and the elimination of intersegment sales and related profits.

We have a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended January 3, 2004. However, our top 10 customers accounted for approximately 20% of our accounts receivable balance at January 3, 2004. Sales in foreign markets in 2003, 2002 and 2001 were 14%, 14% and 13%, respectively. These sales were primarily to customers in Europe, Canada, Asia and Latin America. Information on operations in United States and foreign markets is as follows:

Geographic Data*

	2003	2002	2001
In millions
Revenues
United States	$17,376	$20,031	$21,724
Foreign countries	2,879	3,240	3,292

Total net sales	$20,255	$23,271	$25,016

Property, plant and equipment
United States	$7,766	$8,143	$8,740
Foreign countries	1,354	1,179	1,052

Total property, plant and equipment	$9,120	$9,322	$9,792

*	Revenues are attributed to countries based on location of customer.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes certain financial information by segment:

	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper****	Paper Distribution
In millions
2003
Net sales to unaffiliated customers	$5,430	$1,941	$2,671	$2,120	$–
Intersegment sales	4	–	118	561	–

Net sales	$5,434	$1,941	$2,789	$2,681	$–

Operating profit (loss)	$601	$160	$345	$(133)	$–
Depreciation, amortization and accretion	378	106	163	192	–
Property, plant and equipment investments	364	65	100	73	–
Acquisitions	–	–	5	–	–
Assets	11,246	3,224	2,284	2,152	–
2002
Net sales to unaffiliated customers	$5,345	$1,663	$2,599	$1,870	$4,737
Intersegment sales	110	–	142	674	18

Net sales	$5,455	$1,663	$2,741	$2,544	$4,755

Operating profit (loss)	$851	$141	$323	$58	$(516)
Depreciation, amortization and accretion	356	88	162	193	19
Property, plant and equipment investments	363	62	70	75	7
Acquisitions	–	–	6	–	–
Assets	11,412	2,673	2,329	2,396	–
2001
Net sales to unaffiliated customers	$5,310	$1,590	$2,485	$2,381	$6,201
Intersegment sales	131	–	141	839	12

Net sales	$5,441	$1,590	$2,626	$3,220	$6,213

Operating profit (loss)	$663	$126	$388	$25	$48
Depreciation, amortization and accretion	504	96	176	299	46
Property, plant and equipment investments	205	131	80	131	18
Acquisitions	46	–	61	–	–
Assets	10,925	2,429	2,386	2,703	2,184

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Building Products Manufacturing	Building Products Distribution	All Other		Consolidated
In millions
2003
Net sales to unaffiliated customers	$3,790	$4,299	$4	*	$20,255
Intersegment sales	2,054	8	(2,745)		–

Net sales	$5,844	$4,307	$(2,741)		$20,255

Operating profit (loss)	$379	$98	$(282	)***	$1,168
Depreciation, amortization and accretion	163	19	24		1,045
Property, plant and equipment investments	57	5	46		710
Acquisitions	5	–	–		10
Assets	2,315	772	2,412		24,405
2002
Net sales to unaffiliated customers	$3,280	$3,775	$2	*	$23,271
Intersegment sales	1,837	10	(2,791	)**	–

Net sales	$5,117	$3,785	$(2,789)		$23,271

Operating profit (loss)	$129	$50	$(703	)***	$333
Depreciation, amortization and accretion	164	22	26		1,030
Property, plant and equipment investments	61	4	51		693
Acquisitions	–	–	–		6
Assets	2,278	755	2,786		24,629
2001
Net sales to unaffiliated customers	$3,237	$3,809	$3	*	$25,016
Intersegment sales	2,019	13	(3,155	)**	–

Net sales	$5,256	$3,822	$(3,152)		$25,016

Operating profit (loss)	$83	$65	$(632	)***	$766
Depreciation, amortization and accretion	173	27	22		1,343
Property, plant and equipment investments	112	1	61		739
Acquisitions	26	–	–		133
Assets	2,398	768	2,571		26,364

*	Amounts include net sales from miscellaneous businesses.
**	Elimination of intersegment sales.
***	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.
****	Amounts in 2003 and 2002 include losses of $15 million and $3 million, respectively, from our equity investment in Unisource.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to Net (Loss) Income

	Fiscal Year Ended
	2003	2002	2001
In millions
Total operating profit	$1,168	$333	$766
Interest, net	833	841	1,080

Income (loss) from continuing operations before income taxes	335	(508)	(314)
Provision (benefit) for income taxes	109	(318)	174

Income (loss) from continuing operations	226	(190)	(488)
Income from discontinued operations, net of taxes	–	–	70

Income (loss) before accounting changes	226	(190)	(418)
Cumulative effect of accounting changes, net of taxes	28	(545)	11

Net income (loss)	$254	$(735)	$(407)

NOTE 4.    ACQUISITIONS AND DIVESTITURES

In December 2003, we sold three of our short line railroads for $56 million in cash and recorded a pre-tax gain of $50 million in the packaging segment. This gain was reflected in “Other losses, net” in the accompanying consolidated statements of operations.

During the second quarter of 2003, we sold certain packaging assets and recorded a pre-tax gain of $18 million in the packaging segment. This gain was reflected in “Other losses, net” in the accompanying consolidated statements of operations.

In September 2003, we announced that we were exploring strategic alternatives for our building products distribution business, including its possible sale.

On January 29, 2004, we announced that we had signed a letter of intent for Koch Industries, Inc. to acquire our stand-alone pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, for $610 million, including the assumption of $73 million of indebtedness. The sale, which is contingent on the completion of due diligence, execution of a definitive purchase agreement and customary approvals, is expected to be completed in the first quarter of 2004. Based on this letter of intent, we expect to recognize an after tax loss on the sale of approximately $130 million. In the fourth quarter of 2003, we recognized $106 million of this loss as an impairment of goodwill in accordance with SFAS No. 142 (see Note 7).

Effective November 2, 2002, we sold a 60% controlling interest in Unisource, our paper distribution business, to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with this disposal, we recorded a pre-tax loss of $298 million ($30 million after taxes) in the fourth quarter of 2002 in the paper distribution segment. In addition, we entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource. As part of these transactions, we:

•	received $471 million in cash during fiscal 2002 in connection with the disposition and repaid debt;

•	received $169 million in cash as a result of the financing lease arrangement, which was accounted for as a capital lease by us and repaid debt;

•	received two payment-in-kind notes from Unisource for $70 million and $100 million, which accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012; and

•	entered into a sublease with Unisource for certain warehouses retained by us.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, in the second quarter of 2003, we received a cash refund of more than $193 million from the related income tax benefit of the Unisource sale.

As part of this transaction, we entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. No amounts were outstanding under this loan at January 3, 2004. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers’ compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our 40% investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

During 2002, we disposed of and sold various assets including a gypsum facility for a total of $28 million in cash and recognized a pre-tax loss of $27 million which was reflected in “Other losses, net” in the accompanying consolidated statements of operations. During 2001, we sold various assets including two lumber mills, industrial wood products property, certain paper distribution assets, timber assets and corporate aircraft for a total of $202 million in cash and recognized a pre-tax gain of $70 million. Of the total gain recognized, $44 million related to the sale of certain timber assets associated with The Timber Company and was included in “Income from discontinued operations, net of taxes” in the accompanying consolidated statements of operations with the remainder reflected in “Other losses, net.”

On August 7, 2001, we completed the sale of a portion of our paper and pulp assets to Domtar Inc (“Domtar”). for $1.65 billion in cash. The assets involved in this transaction were our stand-alone uncoated fine paper mills at Ashdown, Arkansas; Nekoosa and Port Edwards, Wisconsin; and Woodland, Maine, as well as associated pulp facilities. We used the net proceeds of approximately $1.53 billion ($1.14 billion after taxes) to repay debt. In connection with this sale, we recorded a pre-tax loss of $63 million during 2001 in the bleached pulp and paper segment. This loss was reflected in “Other losses, net” on the accompanying consolidated statements of operations. In addition, we recorded a provision for income taxes of $197 million principally applicable to $630 million of non-deductible goodwill related to the assets sold.

On October 6, 2001, we completed the spin off of The Timber Company and its merger into Plum Creek. In accordance with the merger agreement, shareholders of The Timber Company received 1.37 shares of Plum Creek stock for each share of The Timber Company stock. This transaction, which included the assumption by Plum Creek of $646 million of debt, was valued at approximately $3.4 billion. Plum Creek assumed a 10-year timber supply agreement between us and The Timber Company.

The Timber Company has been treated as a discontinued operation in the accompanying consolidated financial statements.

Operating results of the discontinued operation were as follows:

In millions	Fiscal Year Ended 2001
Net sales	$293

Income before income taxes	$129
Provision for income taxes	(59)

Income from discontinued operation	$70

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    RESTRUCTURING AND ASSET IMPAIRMENTS

In December 2003, we shut down certain high cost tissue machines, and shifted production to lower cost facilities including those using through-air-dried technology. As a result of these shut downs, we wrote off the value of the machines and recorded a pre-tax charge of $21 million in the North America consumer products segment in the fourth quarter in 2003. The determination to shutdown these machines was based on excess tissue production capacity in our business generally, the their geographic location, and high energy and fiber costs. The impairment charge was recorded in “Other losses, net” in the accompanying consolidated statement of operations.

Due to excess capacity in our Dixie business, we made the decision to shut down certain high-cost Dixie operations and shifted that production to other lower cost facilities. In connection with this strategic rebalancing of production, we recognized in the fourth quarter of 2003 a pre-tax charge of $9 million in the North America consumer products segment to impair the related assets. Following the impairment charge, the carrying value of these assets was approximately $2 million. The fair value of the impaired assets was determined by an independent appraisal. In addition, we recorded a pre-tax charge of approximately $2 million for employee termination costs in the fourth quarter of 2003. Any further severance or business exit costs associated with these shut down operations will be charged to earnings when the related liability is incurred. The impairment charge was recorded in “Other losses, net” in the accompanying consolidated statement of operations.

During the fourth quarter of 2003, we committed to a significant workforce reduction in our international consumer products businesses as a result of our cost improvement strategy. The workforce reduction, which is expected to occur in 2004, includes approximately 300 positions in manufacturing, maintenance, human resources, finance and information technology groups. As a result, we recorded a pre-tax charge of $15 million, which was reflected as cost of sales in the international consumer products segment for employee termination costs. In addition to the workforce reduction, this business expects to relocate certain of its tissue converting operations in 2004 from higher to lower production cost facilities. Any further severance or business exit costs associated with these relocations will be charged to earnings when the related liability is incurred.

Because of excess production capacity in the building products manufacturing industry, we closed or indefinitely curtailed production at certain facilities in our structural panels, industrial wood products and lumber businesses during 2003. In connection with these closures and curtailments, we recorded in the building products segment pre-tax charges of $22 million for asset impairments and losses on disposal of assets, and $4 million of employee termination costs. Following the impairment charge, the carrying value of the related assets was approximately $17 million. The fair value of the impaired assets was determined by independent appraisals or by discounted cash flow models.

On October 15, 2003, we announced that we would idle chemical production operations at our White City, Oregon facility. The determination to close the chemical operations was based on continued decline in demand for urea formaldehyde resins. In connection with this announcement, we determined that the value of related chemical producing assets at this location was impaired. Accordingly, in the third quarter of 2003, we recorded a pre-tax impairment charge to earnings in the building products segment of $12 million. Following the impairment charge, the carrying value of the related assets was approximately $5 million. In addition, we recorded a pre-tax charge of approximately $2 million for employee termination costs. Any further severance or business exit costs associated with the idled operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined by an independent appraisal. The impairment charge was recorded in “Other (income) losses, net” in the accompanying consolidated statements of operations.

On April 4, 2003, we announced that we would close tissue manufacturing and converting operations at our Old Town, Maine mill. The mill’s pulp and dryer operations are continuing to operate. The determination to close

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the tissue operations was based on excess tissue production capacity, the mill’s geographic location, and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location were impaired. Accordingly, in the first quarter of 2003, we recorded a pre-tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. In the second quarter of 2003, we recorded a pre-tax charge of $7 million and $4 million in the North America consumer products segment for related severance and business exit costs, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. In the third quarter of 2003, we recorded a pre-tax credit of $2 million for business exit cost previously reserved that would not be incurred at the Old Town mill. Any further severance or business exit costs associated with the closed operations will be charged to earnings when the related liability is incurred. The fair value of the impaired assets was determined using the present value of expected future cash flows. The impairment charge was recorded in “Other losses, net” in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that will enable us to restart one of our closed tissue machines, along with eight converting lines and retain related manufacturing and support personnel, at our Old Town Mill. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 has been reversed.

In connection with the acquisition of Fort James Corporation (“Fort James”), in 2001 we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. During 2002 and 2001, approximately 779 employees were terminated and approximately $69 million of the reserve was used to pay termination benefits. During 2003, approximately 161 employees were terminated and approximately $5 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed by the third quarter of 2004 due to timing of the receipt of the requisite permits. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from December 28, 2002 through January 3, 2004:

In millions	Liability Balance at December 28, 2002	Usage	Liability Balance at January 3, 2004
Type of Cost
Employee termination	$9	$(5)	$4
Facility closing costs	48	(18)	30

Total	$57	$(23)	$34

In connection with overall weak market conditions in the wallboard market due to excess capacity in the industry, we announced in June 2001 that we would close gypsum wallboard plants at Savannah, Georgia; Long Beach, California; and Winnipeg, Manitoba, Canada. We also announced that we would indefinitely idle wallboard production lines at Acme, Texas; Sigurd, Utah; and Blue Rapids, Kansas; and reduce operations at our remaining gypsum wallboard production facilities. The plant closures and production curtailments affected approximately 45% of our gypsum wallboard production capacity. In connection with this announcement, we recorded a pre-tax charge

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to earnings in the building products manufacturing segment of approximately $57 million for the write-off and impairment of assets, approximately $5 million for the termination of approximately 350 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the write down, was approximately $35 million at June 2001. During 2001, 234 employees were terminated and $3 million of the employee termination reserve was used to pay termination benefits. During 2002, 119 employees were terminated and the remaining employee termination reserves were used.

On March 30, 2001, we announced that we would permanently close our pulp mill and associated chemical plant at Bellingham, Washington. This decision was based on the age of the facility and the extraordinarily high energy costs on the West Coast in late 2000. These operations had been temporarily closed since December 2000. The Bellingham pulp mill produced approximately 220,000 tons of pulp, including 135,000 tons of sulfite market pulp and 260,000 tons of lignin annually. In connection with this closure we recorded a pre-tax charge to earnings in the North America consumer products segment of approximately $57 million for the write-off of assets, approximately $14 million for the termination of approximately 420 hourly and salaried employees, and approximately $12 million for facility closing costs. Of the $83 million total pre-tax charge to earnings, $79 million was charged to cost of sales, $3 million was charged to selling and distribution expense, and $1 million was charged to general and administrative expenses. The carrying value of the assets for which the impairment was recorded, subsequent to write down, was approximately $5 million at March 30, 2001. During 2001, 410 employees were terminated and all of the reserve was used to pay termination benefits.

During 2001, we announced the closure of certain structural panels mills, lumber mills, industrial wood products mills, chemical plants and building products distribution centers. The closures were based on the fact that the facilities utilized outdated technology compared to our other plants, which placed them at an operating disadvantage to our other facilities. In connection with these announcements, we recorded a pre-tax charge to earnings of approximately $14 million for the write-off and impairment of assets, approximately $16 million for the termination of approximately 900 hourly and salaried employees, and approximately $5 million for facility closing costs, most of which was charged to cost of sales. Of these charges, approximately $4 million was recorded in the building products distribution segment and the remaining charges recorded in the building products manufacturing segment. The fair value of impaired assets was determined using the present value of expected future cash flows or the expected net realizable value. The carrying value of the assets for which the impairment was recorded, subsequent to the write down, was approximately $2 million. We do not expect these closures to impact sales, as other plants will be able to absorb the reduced capacity. During 2001, approximately 670 employees were terminated and approximately $11 million of the reserve was used to pay termination benefits. Substantially all of the facility closing costs reserves were used during 2001. During 2002, the remaining employee termination reserve was used to pay termination benefits.

NOTE 6.    RECEIVABLES

We have a large, diversified customer base, which includes numerous customers located in foreign countries. We closely monitor extensions of credit and have not experienced significant losses related to our receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility.

As of January 3, 2004, we had $689 million outstanding with a commitment of $211 million under our accounts receivable secured borrowing program, which was renewed in December 2003. G-P Receivables, Inc. (“G-P Receivables”) is our wholly owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both “Receivables” and “Secured borrowings and other short-term notes,” respectively, in the accompanying balance sheets. Accordingly, there were no amounts off balance sheet during the three years ended January 3, 2004. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors.

A portion of the cost of the accounts receivable secured borrowing programs is based on the creditors’ level of investment and borrowing costs. The total cost of the programs, which was $23 million in 2003, $29 million in 2002 and $41 million in 2001, is included in interest expense on the accompanying consolidated statements of operations.

Under the accounts receivable secured borrowing programs, the maximum amount of the creditors’ investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The accounts receivable secured borrowing programs contain the same restrictive financial covenants as the unsecured financing facilities (see Note 9).

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS

Effective December 30, 2001, we adopted SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. We review the recorded value of our goodwill for impairment annually at the beginning of the third fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units are: North American tissue, towel and napkin; Dixie; international consumer products; packaging; pulp; paper; structural panels; lumber; industrial wood products; gypsum; chemical; and building products distribution.

The adoption of SFAS No. 142 required us to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of our reporting units. In this assessment, we compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit’s internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million ($2.33 diluted loss per share) effective at the beginning of fiscal year 2002. The $545 million goodwill impairment related only to our former Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit’s goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for coated and uncoated free sheet paper subsequent to the acquisition of Unisource.

On August 13, 2002, we entered into a letter of intent to sell a 60% controlling interest in our Unisource paper distribution business to Bain Capital Partners, LLC. Based on the terms of this letter of intent, we concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, we recorded an after-tax charge of $170 million, which is comprised of an additional goodwill impairment charge of $106 million and a pre-tax long-lived asset impairment charge of $102 million ($64 million after tax) in the paper distribution segment.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the latter part of 2003, we began exploring strategic alternatives for our stand-alone pulp operations, including their possible sale. On January 29, 2004, we announced that we had signed a letter of intent for Koch Industries, Inc., to acquire our stand-alone pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, for $610 million, including the assumption of $73 million of indebtedness. The sale, which is contingent on the completion of due diligence, execution of a definitive purchase agreement and customary approvals, is expected to be completed in the first quarter of 2004. Based on this letter of intent, we expect to recognize an after tax loss on the sale of approximately $130 million. In the fourth quarter of 2003, we recognized $106 million of this loss as an impairment of goodwill in accordance with SFAS No. 142. After the goodwill impairment, the remaining value of goodwill in the pulp operations was $169 million. We expect to record income tax expense on this transaction upon closing. At January 3, 2004, we did not consider this sale to be probable; therefore, we did not treat these operations as discontinued for financial reporting purposes.

During 2003, we resolved certain pre-acquisition tax matters recorded in connection with the Fort James acquisition. Accordingly, we reduced goodwill by $131 million.

The changes in the carrying amount of goodwill for 2003 were as follows:

	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper
In millions
Balance as of December 28, 2002	$5,938	$785	$631	$275
Resolution of pre-acquisition tax matters	(107)	(24)	–	–
Goodwill impairment	–	–	–	(106)
Goodwill acquired during the year, net of disposals	–	–	2	–
Foreign currency translation	–	226	–	–

Balance as of January 3, 2004	$5,831	$987	$633	$169

	Building Products Manufacturing	Building Products Distribution	All Other	Consolidated
In millions
Balance as of December 28, 2002	$34	$–	$–	$7,663
Resolution of pre-acquisition tax matters	–	–	–	(131)
Goodwill impairment	–	–	–	(106)
Goodwill acquired during the year, net of disposals	–	–	–	2
Foreign currency translation	2	–	–	228

Balance as of January 3, 2004	$36	$–	$–	$7,656

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 also requires that entities discontinue amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations. Accordingly, we no longer amortized goodwill beginning in 2002. Had we discontinued amortization of goodwill beginning in fiscal year 2001, operating results for fiscal year 2001 would have been as follows:

Fiscal Year Ended 2001
In millions, except per share data
Continuing operations:
Income (loss) from continuing operations, as reported	$(488)
Add back: goodwill amortization	235

Adjusted income (loss) from continuing operations	$(253)

Income (loss) as reported	$(477)
Add back: goodwill amortization	235

Adjusted income (loss)	$(242)

Basic earnings per share:
Income (loss) from continuing operations, as reported	$(2.14)
Add back: goodwill amortization	1.03

Adjusted income (loss) from continuing operations	$(1.11)

Diluted earnings per share:
Income (loss) from continuing operations, as reported	$(2.14)
Add back: goodwill amortization	1.03

Adjusted income (loss) from continuing operations	$(1.11)

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of January 3, 2004		As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In millions
Trademarks	$677	$40	$618	$28
Patents and other	132	53	122	36

Total	$809	$93	$740	$64

Aggregate Amortization Expense:

Fiscal year 2003	$31

Fiscal year 2002	$30

Fiscal year 2001	$32

Estimated Amortization Expense:

For fiscal year 2004	$29
For fiscal year 2005	29
For fiscal year 2006	20
For fiscal year 2007	20
For fiscal year 2008	20

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    ASSET RETIREMENT OBLIGATIONS

We changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143 effective the beginning of fiscal year 2003. Under SFAS No. 143, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of the fair value can be made. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

The cumulative effect of the change on prior years resulted in an after-tax credit to income of $28 million (net of income taxes of $19 million), or $0.11 diluted earnings per share for the year ended January 3, 2004. The effect of the change in 2003 was to decrease income before the cumulative effect of the accounting changes by approximately $4 million related to depreciation and accretion expense recorded during the period. The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on December 31, 2000 (instead of December 29, 2002) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax):

	Year Ended
	2003	2002	2001
	(actual)	(pro forma)	(pro forma)
In millions, except per share data
Income (loss) from continuing operations, as reported	$226	$(190)	$(488)
Add back:
Landfill closure expense recorded	–	3	2
Depreciation expense	–	1	1
Accretion expense	–	(3)	(2)

Income (loss) from continuing operations	$226	$(189)	$(487)

Basic income (loss) from continuing operations, per share	$0.90	$(0.80)	$(2.14)
Diluted income (loss) from continuing operations, per share	0.90	(0.80)	(2.14)

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs and quarry reclamation costs. We are legally required to perform capping and closure and post-closure care on the landfills and reclamation on the quarries (see Note 17). In accordance with SFAS No. 143, for each landfill and quarry we recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 25 years. We have additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when we know such information.

The following table describes changes to our asset retirement obligation liability:

2003
In millions
Asset retirement obligation at the beginning of the year	$69
Net transition adjustment	(20)
Accretion expense	5
Payments	(2)

Asset retirement obligation at the end of the year	$52

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual and pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on December 31, 2000 (instead of December 29, 2002) were as follows:

	January 3, 2004	December 28, 2002
In millions	(actual)	(pro forma)
Liability for asset retirement obligations at beginning of period	$49	$44
Liability for asset retirement obligations at end of period	52	49

NOTE 9.    INDEBTEDNESS

Our indebtedness includes the following:

	January 3, 2004	December 28, 2002
In millions
Debentures and notes, average rate of 8.3% and 7.8%, payable through 2031	$8,146	$6,216
Credit facilities, average rates of 3.3% and 3.3%, payable through 2005	250	3,097
Revenue bonds, average rates of 5.0% and 5.2%, payable through 2031	851	865
Euro-denominated bonds, average rate of 4.75%, payable through 2004	378	313
European debt, average rates of 3.6% and 6.2%, payable through 2010	104	88
Capital leases, average rates of 7.7% and 8.3%, payable through 2018	275	287
Other loans, average rates of 2.9% and 3.2%, payable through 2004	11	12
Less: unamortized net discount	(56)	(72)

	9,959	10,806
Less: long-term portion of debt	9,170	10,185

Current portion of long-term debt	789	621
Secured borrowings and short-term notes, average rates of 2.1% and 2.2%	689	710

Total short-term debt	1,478	1,331

Total debt	$10,648	$11,516

Weighted average interest rate on our debt for the year ended	6.9%	6.1%

For additional information regarding financial instruments, see Notes 9, 10 and 11.

As of January 3, 2004, the scheduled maturities of our long-term debt for the next five years are as follows: $789 million in 2004, $296 million in 2005, $625 million in 2006, $353 million in 2007 and $396 million in 2008.

Notes and Debentures

We had outstanding borrowings of approximately $8,146 million and $6,216 million under certain notes and debentures as of January 3, 2004 and December 28, 2002, respectively. In 2003, we fully and unconditionally guaranteed all of Fort James’ publicly held debt issued pursuant to an Indenture with the Bank of New York, as trustee, dated as of November 1, 1991, as amended by a first supplemental Indenture dated as of September 19, 1997, a second supplemental Indenture dated as of February 19, 2001 and a third supplemental Indenture dated as of March 20, 2003, pursuant to which Fort James Operating Company fully and unconditionally guaranteed all of Fort James’ publicly held debt.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 23, 2003 and November 15, 2003, $16 million of our 7.92% and $250 million of our 6.7% senior notes matured, respectively. On August 22, 2003, a $300 million variable rate note matured. On December 23, 2002, $18 million of our 7.93% notes matured. An additional $10 million and $21 million of our 7.86% and 7.87% notes matured on December 17, 2002 and December 2, 2002, respectively. On June 15, 2002, $300 million of our 9.95% debentures matured. In addition, $100 million of our 6.50% debentures matured on September 15, 2002.

On December 11, 2003, we completed a private placement of $500 million of 8% senior notes due in 2024. Net proceeds from the private placement were used to pay down a portion of our Multi-Year Revolving Credit Facility. We paid approximately $6 million in fees and expenses associated with this transaction. The fees are being amortized over the term of the senior notes. In connection with the private placement, we agreed to offer to exchange these notes, within specified time periods, for notes with substantially identical terms that are registered under the Securities Act.

On June 3, 2003, we completed a private placement of $500 million senior notes, consisting of $350 million of 7.375% notes due in 2008 and $150 million of 8% notes due in 2014, all of which were guaranteed by Fort James and Fort James Operating Company, a subsidiary of Fort James. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Net proceeds from the sale were used to pay down a portion of our Multi-Year Revolving Credit Facility. On October 3, 2003, we completed an offer to exchange these notes for notes with substantially identical terms that are registered under the Securities Act. We paid approximately $8 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

On January 30, 2003, we completed a private placement of $1.5 billion of senior notes offering, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James and Fort James Operating Company. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Net proceeds from the offering were used to completely repay the Senior Capital Markets Bridge Facility, and to pay down approximately $1 billion outstanding under our Multi-Year Revolving Credit Facility. On September 9, 2003, we completed an offer to exchange these notes for notes with substantially identical terms that are registered under the Securities Act. We paid approximately $34 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow Georgia-Pacific and any restricted subsidiary (as defined in the indentures) of Georgia-Pacific to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments, including making restricted investments, if certain conditions are met. We can, however, make permitted payments and permitted investments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of January 3, 2004.

On January 28, 2004, we announced that we have elected to redeem $243 million aggregate principal amount outstanding of our 9.875% debentures due November 1, 2021. We anticipate that the debentures will be redeemed on or about March 1, 2004. We will utilize amounts available under our Multi-Year Revolving Credit Facility to redeem these debentures. In the first quarter of 2004, we expect to recognize a pre-tax charge of approximately $11 million for call premiums and to write off deferred debt issuance costs. We initially issued these debentures in 1991.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Euro-Denominated Bonds

Our international operations create exposure to foreign currency exchange rate risks. At January 3, 2004 and December 28, 2002, we had outstanding approximately $370 million (net of discount) and $294 million (net of discount), respectively, of Euro-denominated bonds, which were designated as a hedge against our net investment in Europe. The use of this financial instrument allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on this instrument offset losses and gains on the assets, liabilities and transactions being hedged. The net effect of changes in foreign currency exchange rates caused this instrument to increase by $65 million during 2003.

European Debt

Our European debt increased by approximately $16 million to $104 million at January 3, 2004 from $88 million at December 28, 2002.

Revenue Bonds

We had outstanding borrowings of approximately $851 million and $865 million under industrial revenue bonds as of January 3, 2004 and December 28, 2002, respectively. A $10 million variable rate industrial revenue bond and a $1 million 6.88% industrial revenue bond matured on September 1, 2003 and August 1, 2003, respectively. On April 1, 2003, a $1 million 5.8% industrial revenue bond matured. On October 8, 2002, we redeemed $2 million of variable rate industrial revenue bonds. In 2002, we also issued $73 million of our variable rate industrial revenue bonds, due February 1, 2022 to replace the same amount of maturing industrial revenue bonds.

Capital Leases and Other Loans

At January 3, 2004 and December 28, 2002, we had outstanding borrowings of approximately $275 million and $299 million, respectively, under capital leases and other loans.

In connection with the sale of Unisource in November 2002, we sold certain warehouse facilities and subsequently entered into a $175 million sale-leaseback transaction that is accounted for as a capital lease obligation. We paid approximately $4 million in fees associated with the transaction, which matures in 2018. The fees will be amortized over the term of the sale-leaseback transaction. We also paid $9 million to terminate an existing capital lease obligation held by Unisource.

Revolving Credit Facilities

At January 3, 2004, we had $250 million outstanding under our Multi-Year Revolving Credit Facility at a weighted-average interest rate of 3.3% with a maturity date of November 28, 2005. In addition $621 million of borrowing capacity under the facility was committed to support outstanding letters of credit and similar instruments. We elected to reduce amounts committed under this facility during 2003 to $2,250 million in revolving loans and $250 million in term loans due November 2005.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts outstanding under this facility include the following:

January 3, 2004
In millions
Commitments:
Revolving Loans	$2,250
Term Loans	250

Credit facilities available	2,500

Amounts Outstanding:
Letter of Credit Agreements*	(621)
Revolving Loans due November 2005	–
Term Loans due November 2005, average rate of 3.3%	(250)

Total credit balance	(871)

Total credit available	$1,629

*	The Letter of Credit Agreements include only Standby Letters of Credit from Bank of America.

Borrowings under the Multi-Year Revolving Credit Facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees include a facility fee of 0.5% per annum on the aggregate commitments of the lenders as well as up-front fees. During 2003, we paid $13 million in commitment fees and $4 million in amendment fees. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. Amounts outstanding under the Multi-Year Revolving Credit Facility are included in “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets. As of December 28, 2002, we paid $8 million in facility fees and $3 million in up-front fees. The fees are being amortized over the term of the Credit Facility. Fees and margins may also be adjusted according to a pricing grid based on our long-term debt ratings. At January 3, 2004, $250 million was borrowed under the Multi-Year Revolving Credit Facility, at a weighted-average interest rate of 3.3%. Amounts outstanding under the revolving credit facilities are included in “Secured borrowings and other short-term notes” and “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are discussed below. In addition, certain agreements contain cross-default provisions. At January 3, 2004, we were in compliance with the covenants of these agreements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Covenants in the Multi-Year Revolving Credit Facility require a maximum leverage ratio (as defined) of 67.50% on January 3, 2004 and 65.00% on April 3, 2004 and thereafter. These covenants also require a minimum interest coverage ratio (as defined) of 2.25 to 1.00 on January 3, 2004; 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the covenants require a minimum net worth (as defined) that changes quarterly, and a maximum debt level of $12,538 million, which changes quarterly, should our leverage ratio exceed 65.00%. We were in compliance with these debt covenants as of January 3, 2004, with a leverage ratio of 61.27%, an interest coverage ratio of 2.75 to 1.00, a debt level (as defined) of $10,480 million and an adjusted net worth surplus (as defined) as shown below:

January 3, 2004
In millions
Adjusted Net Worth:
Net worth	$5,394
Goodwill write-offs (see Note 7)	757
Minimum pension liability adjustment (see Notes 14 and 16)	473

Adjusted Net Worth	6,624

Required Net Worth:
80% of net worth as of the Credit Agreement closing date	4,650
50% of net income from fourth quarter 2000 through 2003*	208
Proceeds of capital stock or equity interest from fourth quarter 2000 through 2003	1,118
The Timber Company net worth	(329)

Required Net Worth	5,647

Adjusted Net Worth surplus	$977

*	Does not include quarters with net losses.

On November 19, 2002, we amended our minimum net worth covenant in our Multi-Year Revolving Credit Facility, and a similar covenant in other borrowing agreements, to include the minimum pension liability adjustment described in Note 14 in our adjusted net worth calculation.

Our continued compliance with these restrictive covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

Secured Borrowings and Short-Term Notes

These borrowings are classified as current liabilities, although all or a portion may be refinanced on a long-term basis in 2004.

Other

Prior to 1996, we sold certain assets for $354 million and agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement with the purchaser, we agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund our lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, we recorded on our balance sheet an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $346 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale of these assets to Domtar in 2001 (see Note 4) required us to repurchase these assets from the lessor. Accordingly, the lessor and we agreed to a deferred payment arrangement essentially on the same terms as the original lease obligation. We agreed to maintain the original deposit under its existing terms and create a second deposit. The sum of these deposits (approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and we intend to set these items off as they come due. Accordingly, we have recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities.”

In conjunction with the pre-2000 sales of timberlands formerly located in California and Maine, we received notes from the purchasers totaling $718 million. The notes received from the California sale were monetized through the issuance of notes payable and commercial paper secured by the notes, and the notes received from the Maine sale (the “Maine Notes”) were monetized through the issuance of notes payable in a private placement with the proceeds from such monetizations being used to repay debt. Proceeds from the notes received from the purchasers are being used to fund payments required for the notes payable. The notes receivable are classified as “Other assets” and the notes payable are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets. The Maine Notes were issued by G-P Maine, Inc., one of our indirect wholly owned subsidiaries, and its assets will be available first and foremost to satisfy the claims of its creditors.

As of January 3, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

NOTE 10.    SENIOR DEFERRABLE NOTES

We issued 17,250,000 7.5% PEPS Units for $862.5 million in July 1999. Each PEPS Unit consisted of a purchase contract that obligated the holder to purchase shares of Georgia-Pacific common stock for $50 per share on or prior to August 16, 2002 and a senior deferrable note due August 16, 2004. The terms of the PEPS Unit offering included a remarketing of the notes on August 16, 2002. On August 7, 2002, due to market conditions and other factors, we announced that the senior deferrable notes would not be remarketed. On August 16, 2002, we redeemed 17,248,268 PEPS Units and issued 18,205,543 shares of Georgia-Pacific common stock for the established price of $47.375 per share, valued at $862.5 million. The remaining 1,732 PEPS Units were settled with the holders receiving $86,600 of Global Senior Deferrable Notes.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of our financial instruments are as follows:

	January 3, 2004		December 28, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
In millions
Assets
Payment-in-kind notes receivable (Note 4)	$120	$120	$105	$105
Lease receivable (Notes 4 and 9)	148	148	155	155
Notes receivable from sale of timberlands	679	719	676	689
Investments in marketable securities	124	124	88	88
Liabilities
Secured borrowings and short-term notes (Note 9)	939	939	3,807	3,807
Notes and debentures (Note 9)	8,146	8,639	6,216	5,612
Euro denominated bonds (Note 9)	378	375	313	314
Revenue bonds (Note 9)	851	822	865	781
Capital leases (Note 9)	275	314	287	315
European debt (Note 9)	104	104	88	88
Other loans (Note 9)	11	12	12	11
Notes payable from monetizations of notes receivable	659	691	659	660
Other Financial Instruments
Interest rate exchange agreements (rate collar)	3	3	4	4
Interest rate exchange agreements (floating to fixed)	–	–	(9)	(9)

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

Secured Borrowing and Short-Term Notes

The carrying amounts approximate fair value because of the short maturity of these instruments.

Notes and Debentures

The fair value of notes and debentures was estimated primarily by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Exchange Agreements

We use interest rate exchange agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. The interest rate exchange arrangements manage exposure to interest rate changes and are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Counter party risk is limited to institutions with long-term debt ratings of A or better.

Interest rate exchange agreements with a notional amount of $300 million matured on August 22, 2003, and were not renewed. Interest rate exchange agreements with a notional amount of $1.7 billion matured during 2002 and were not renewed. During 2003 and 2002, the interest rate exchange agreements increased interest expense by $9 million and $41 million, respectively.

At January 3, 2004, we also had an interest rate exchange agreement (a collar) with a notional amount of $47 million. The collar had a cap of 7.5% on the related floating rate obligations and a floor of 5.5% on the related floating rate assets. Our net interest expense is unaffected by this agreement when the market interest rate falls within this range. During 2003, this agreement decreased net interest expense by approximately $2 million. The agreement had a weighted-average maturity of approximately two years at January 3, 2004.

The estimated fair value of our interest rate exchange agreements at both January 3, 2004 and December 28, 2002 were a $3 million asset and a $5 million liability, respectively. The asset (liability) balance represents the estimated amount we could have received (paid) upon termination of the agreements. The fair value at January 3, 2004 and December 28, 2002 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

NOTE 12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective December 31, 2000, we adopted SFAS No. 133,” and, accordingly, all derivatives are recognized on the balance sheet at their fair value. As a result of adopting SFAS 133, we recorded an after-tax cumulative effect of accounting change credit of $11 million (net of taxes of $6 million) and a $2 million transition

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment (net of taxes of $1 million) in other comprehensive loss. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge, (2) a cash flow hedge, (3) the hedge of a net investment in a foreign operation or (4) a non-designated derivative instrument. We engage primarily in derivatives classified as cash flow hedges, and changes in the fair value of highly effective derivatives are recorded in other comprehensive income (loss). We have also participated in some derivatives that are classified as non-designated derivative instruments and a hedge in the net investment of certain European operations. Changes in the fair value of the non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in fair value of the hedge in the net investment of certain European operations are recorded in other comprehensive income (loss).

We formally document all relations between hedging instruments and the hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

Cash Flow Hedges:    We used interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations. Interest rate swap agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $300 million at December 28, 2002. The fair market value of such contracts was a liability of $8.5 million at December 28, 2002. These contracts matured in August of 2003, and were not renewed.

Hedge of the net investment in a foreign operation:    At January 3, 2004 and December 28, 2002, we had outstanding approximately $370 million (net of discount) and $294 million (net of discount), respectively, of Euro-denominated bonds which were designated as a hedge against our net investment in Europe. As a result, approximately $65 million of currency losses have been included in translation adjustments during 2003.

Our senior management establishes the parameters of our financial risk, which have been approved by our board of directors. Hedging interest rate exposure through the use of swaps and options and hedging foreign exchange exposure through the use of forward contracts are specifically contemplated to manage risk in keeping with management’s policy. Derivative instruments, such as swaps, forwards, options or futures, which are based directly or indirectly upon interest rates, currencies, equities and commodities, may be used by us to manage and reduce the risk inherent in price, currency and interest rate fluctuations.

We do not utilize derivatives for speculative purposes. Derivatives are transaction specific so that a specific debt instrument, contract or invoice determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

NOTE 13.    INCOME TAXES

Following is a summary of income (loss) from continuing operations before income taxes for United States and foreign operations:

	Fiscal Year Ended
	2003	2002	2001
In millions
United States	$161	$(655)	$(471)
Foreign	174	147	157

Income (loss) from continuing operations before income taxes	$335	$(508)	$(314)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	2003	2002	2001
In millions
Current income taxes:
Federal	$163	$(329)	$246
State	16	(6)	24
Foreign	40	41	36
Deferred income taxes:
Federal	(86)	(19)	(121)
State	(14)	(9)	(19)
Foreign	(10)	4	8

Provision (benefit) for income taxes	$109	$(318)	$174

Income taxes (received) paid, net of refunds	$(131)	$51	$246

Income taxes received during 2003 are net of $11 million in state income tax payments and $202 million in federal income tax payments, which includes $118 million in payments for audit settlements, and $48 million in foreign income tax payments. Income taxes paid during 2002 are net of approximately $15 million in state income tax refunds and $113 million in federal income tax refunds. Income taxes paid during 2001 are net of approximately $3 million in state income tax refunds, $98 million in federal income tax refunds, and $3 million in foreign income tax refunds. No provision for income taxes has been made for $669 million of undistributed earnings of certain of our foreign subsidiaries and affiliates which have been indefinitely reinvested. It is not practicable to determine the amount of United States income tax which would be payable if such undistributed foreign earnings were repatriated. In addition, United States taxes payable on such repatriation may be offset, in part, by foreign tax credits.

The Internal Revenue Service is currently conducting audits of various federal income tax returns for the years 1999 through 2000. All related payments for completed federal income tax audits have been made.

The federal statutory income tax rate was 35%. The provision for income taxes is reconciled to the federal statutory amounts as follows:

	Fiscal Year Ended
	2003	2002	2001
In millions
Provision (benefit) for income taxes computed at the federal statutory tax rate	$117	$(178)	$(110)
State income taxes, net of federal benefit	7	(10)	(8)
Foreign income taxes, net of federal benefit	(24)	(12)	(15)
Tax benefit on the sale of 60% interest in Unisource	–	(158)	–
Write off and amortization of nondeductible goodwill	40	39	304
Favorable tax audit settlements	(17)	–	–
Utilization of foreign tax credit carryforwards	(14)	–	–
Other	–	1	3

Provision (benefit) for income taxes	$109	$(318)	$174

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax liabilities are as follows:

	January 3, 2004	December 28, 2002
In millions
Deferred income tax assets:
Compensation related accruals	$682	$822
Other accruals and reserves	393	399
Other	78	164

	1,153	1,385
Valuation allowance on foreign tax credits*	(17)	(31)

	1,136	1,354

Deferred income tax liabilities:
Property, plant and equipment	(2,022)	(2,085)
Timber and timberlands	(200)	(198)
Other	(375)	(478)

	(2,597)	(2,761)

Deferred income tax liabilities, net	$(1,461)	$(1,407)

Included on the balance sheets:
Deferred income tax assets**	$125	$35
Deferred income tax liabilities***	(1,586)	(1,442)

Deferred income tax liabilities, net	$(1,461)	$(1,407)

*	Represents foreign tax carryforwards generated in previous years that expire through 2007.
**	Net of current liabilities of $91 million at January 3, 2004 and $100 million at December 28, 2002.
***	Net of long-term assets of $947 million at January 3, 2004 and $1,219 million at December 28, 2002.

NOTE 14.    RETIREMENT PLANS

Defined Benefit Pension Plans

Most of our employees participate in noncontributory defined benefit pension plans. These include plans that are administered solely by us and union-administered multiemployer plans. Our funding policy for solely administered plans is based on actuarial calculations and the applicable requirements of federal law. Contributions to multiemployer plans are generally based on negotiated labor contracts. Approximately 25,000 of our employees are members of unions. Fifty-three union contracts are subject to negotiation and renewal in 2004, including nine at large facilities.

Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service. We have separate plans for salaried employees and officers under which benefits are primarily related to compensation and age. The officers’ plan and the supplemental retirement plan for eligible executives are not funded and are nonqualified for federal income tax purposes.

At January 3, 2004 and December 28, 2002, $40 million and $38 million, respectively, of non-current prepaid pension cost was included in “Other assets” on the accompanying balance sheets. Accrued pension liabilities of $788 million and $907 million at January 3, 2004 and December 28, 2002, respectively, were included in “Other current and long-term liabilities” on the accompanying balance sheets.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, additional liabilities of $903 million and $1,153 million were recorded as of January 3, 2004 and December 28, 2002, respectively, in order to recognize the required minimum liability. Intangible assets of $144 million and $139 million and changes to pre-tax accumulated other comprehensive income of $(255) million ($(152) million after tax) and $941 million ($580 million after tax) were recorded as of January 3, 2004 and December 28, 2002, respectively.

In connection with the 2002 sale of the majority of our paper distribution assets to Bain Capital, transfers of projected benefit obligations and plan assets of $43 million and $32 million, respectively, are reflected under “Acquisitions/divestitures” in the tables below.

We use October 31 as the measurement date for all of our solely administered defined benefit pension plans.

The following tables set forth the change in projected benefit obligation and the change in plan assets for the solely administered plans:

	January 3, 2004	December 28, 2002
In millions
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,117	$3,866
Service cost	140	180
Interest cost	252	268
Acquisitions/divestitures	–	(43)
Curtailments	–	29
Participant contributions	4	4
Plan amendments	5	48
Actuarial losses	194	39
Foreign currency exchange rate changes	54	30
Benefits paid	(374)	(304)

Projected benefit obligation at end of year	$4,392	$4,117

Change in plan assets:
Fair value of assets at beginning of year	$3,143	$3,711
Actual return on plan assets	640	(306)
Acquisitions/divestitures	–	(32)
Participant contributions	4	4
Employer contributions	113	42
Foreign currency exchange rate changes	41	28
Benefits paid	(374)	(304)

Fair value of assets at end of year	$3,567	$3,143

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status and the amounts recognized on the accompanying balance sheets for the solely administered plans are set forth in the following table:

	January 3, 2004	December 28, 2002
In millions
Funded status	$(825)	$(974)
Employer contributions after the measurement date	5	7
Unrecognized actuarial loss	849	1,134
Unrecognized prior service cost	126	117

Net prepaid benefit cost	$155	$284

Amounts recognized on the balance sheets consist of:
Prepaid pension cost	$40	$38
Accrued pension liability	(788)	(907)
Intangible asset	144	139
Accumulated other comprehensive income	759	1,014

Net amount recognized	$155	$284

The accumulated benefit obligation for all solely administered plans was $4,344 million and $4,047 million at January 3, 2004 and December 28, 2002, respectively. For plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets:

	January 3, 2004	December 28, 2002
In millions
Projected benefit obligation	$4,270	$4,025
Accumulated benefit obligation	4,231	3,960
Fair value of plan assets	3,439	3,046

Net periodic pension cost for our pension plans included the following:

	Fiscal Year Ended
	2003	2002	2001
In millions
Service cost of benefits earned	$140	$180	$163
Interest cost on projected benefit obligation	252	268	270
Expected return on plan assets	(247)	(348)	(414)
Amortization of losses (gains)	60	15	(19)
Curtailment/settlement losses	11	22	–
Amortization of prior service cost	14	10	9
Accrued settlement loss	–	19	–
Contributions to multiemployer pension plans	8	10	8

Net periodic pension cost	$238	$176	$17

In connection with the 2002 sale of a 60% controlling interest in Unisource (see Note 4), we recognized a curtailment loss of approximately $19 million and an accrued pension settlement loss of approximately $19 million, which have been included as components of the loss on sale of Unisource, included in “Other losses,

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net” in the accompanying statement of operations. The reduction in our 2003 contributions to multiemployer pension plans is primarily due to the 2002 sale of the majority of our paper distribution business to Bain Capital.

The following assumptions were used for United States and Canadian pension plans to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the fiscal year:

	Fiscal Year Ended
	2003	2002	2001
Projected Benefit Obligation
Discount rate	6.0%	6.5%	7.0%
Average rate of increase in future compensation levels	4.5%	4.5%	5.7%

Net Periodic Pension Cost
Discount rate	6.5%	7.0%	7.5%
Average rate of increase in future compensation levels	4.5%	5.7%	5.6%
Expected long-term rate of return on plan assets	8.5%	9.5%	9.5%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The following assumptions were used for European pension plans to determine the projected benefit obligation and net periodic pension cost at the measurement date:

	Fiscal Year Ended
	2003	2002	2001
Projected Benefit Obligation
Discount rate	5.5%	5.5%	5.5%
Average rate of increase in future compensation levels	2.8%	4.3%	4.0%

Net Periodic Pension Cost
Discount rate	5.5%	5.5%	6.0%
Average rate of increase in future compensation levels	4.3%	4.0%	4.3%
Expected long-term rate of return on plan assets	6.8%	7.0%	7.3%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For our United States and Canadian pension plans, the percentage of fair value of total assets by asset category as of our measurement date are as follows:

	Fiscal Year Ended
	2003	2002
Asset category
Domestic equity:
Equity securities	23%	22%
Equity funds	27	25
Private equity funds	3	3

	53	50
International equity:
International equity securities	2	2
International equity funds	18	20

	20	22
Fixed income investments:
Debt securities	16	20
Fixed income funds	5	2
Private debt funds	2	1

	23	23
Cash and cash equivalents	4	5

Total	100%	100%

Our investment strategy for our United States and Canadian pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced on a monthly basis. Target allocations for 2004 are 61% domestic and 15% international equity investments, 23% fixed income investments, and 1% cash investments. These targets reflect a 5% reallocation of international to domestic equity compared to the targets in place during 2002 and 2003. Target tolerances are typically less than 1%. The plans utilize a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and private equity and debt funds to achieve this target asset allocation. In addition, equity index futures are used to offset excess cash in order to control the overall asset allocation. Equity index futures exposure included in cash in the table above represented 3% of assets in 2003 and 5% of assets in 2002.

For our European pension plans, the percentage of fair value of total assets by asset category as of our measurement date is as follows:

	Fiscal Year Ended
	2003	2002
Asset category
Equity securities	35%	34%
Equity funds	19	22
Debt securities	18	17
Debt funds	23	21
Real estate	1	1
Other	4	5

Total	100%	100%

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our European investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policies for our European pension plans vary by country according to local practice, regulation, and risk tolerance. The weighted-average of all European pension plans’ asset allocations for each period is shown above.

Pension contributions for 2004 are estimated to be $206 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412 and certain voluntary contributions.

In late December 2003, we settled all claims in a class action lawsuit filed against us and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (the “Plan”) in 1997 seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement. In January 2004, the District Court entered a preliminary order approving the settlement, which, among other things, scheduled a fairness hearing on the settlement. At the fairness hearing, the District Court will be requested to finally approve the settlement agreement as fair, reasonable, and adequate. Under the settlement the Plan will pay $67 million in additional benefits to certain class members, plus 1% simple annual interest from December 18, 2003 until the date of distribution, attorney and class representative fees, and costs to administer the settlement. All claims against the Plan and us will be dismissed with prejudice. The settlement may affect our net periodic pension cost and obligation to fund the Plan over time; however, we believe that the settlement should not have a material impact on our funding obligations or results of operations. An estimated settlement amount has been included in the projected benefit obligation for the years shown above.

Defined Contribution Plans

We sponsor several defined contribution plans to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation. Our contributions totaled $76 million in 2003, $83 million in 2002 and $89 million in 2001. The reductions in our contributions in 2003 and 2002 are primarily due to the 2002 sale of the majority of our paper distribution business to Bain Capital.

Health Care and Life Insurance Benefits

We provide certain health care and life insurance benefits to certain eligible retired employees. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and/or bargaining unit. Generally, the medical plans pay a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs and other group coverage.

The majority of our retiree medical plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”), signed into law in December 2003. In accordance with FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Act on our medical plans have not been included in the measurement of our accumulated postretirement benefit obligation or net periodic postretirement benefit cost for 2003. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require us to restate previously reported information and may require us to amend our plans to benefit from the Act.

In April 2003, we amended our retiree medical cost sharing policy for all our active salaried employees and the majority of our retired salaried employees. The change shifts all of the remaining retiree medical costs to the impacted plan participants over the next three to five years so that, at the end of the five-year period, we will no

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

longer incur retiree medical costs for the impacted plan participants. The net effect of this change was a reduction in the accumulated postretirement benefit obligation of approximately $107 million and a reduction in net periodic postretirement benefit cost of approximately $13 million in 2003.

Salaried and non-bargaining hourly employees of the former Fort James Corporation who participated in the Fort James Retiree Medical Savings Account (“RMSA”) Plan are eligible for retiree health care benefits under the Georgia-Pacific retiree medical plan. The RMSA plan requires retirees to pay the full cost of the pre-65 year old and post-65 year old plans. With the 2003 changes to the Georgia-Pacific plan, we will no longer share the pre-65 year old plan cost with retirees once the RMSA account is exhausted.

We use October 31 as the measurement date for all our other postretirement benefit plans.

The following tables set forth the change in accumulated postretirement benefit obligation and the amounts recognized on the accompanying balance sheets:

	January 3, 2004	December 28, 2002
In millions
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$806	$807
Service cost	5	11
Interest cost	42	50
Curtailments	(3)	(20)
Plan amendments	(131)	17
Actuarial losses (gains)	126	10
Benefits paid	(72)	(69)

Accumulated postretirement benefit obligation at end of year	$773	$806

Under funded status	$(773)	$(806)
Unrecognized actuarial losses	130	3
Unrecognized prior service credit	(182)	(64)

Net accrued benefit cost	$(825)	$(867)

Net periodic postretirement benefit cost included the following components:

	Fiscal Year Ended
	2003	2002	2001
In millions
Service cost of benefits earned	$5	$11	$8
Interest cost on accumulated postretirement benefit obligation	42	50	52
Amortization of prior service credit	(13)	(8)	(10)

Net periodic postretirement benefit cost	$34	$53	$50

In connection with the 2002 sale of the majority of our paper distribution assets to Bain Capital, we recognized a curtailment loss of approximately $9 million and a settlement gain of approximately $2 million, which were reflected in the pre-tax loss on the sale. In connection with the 2001 sale of a portion of our paper and pulp assets to Domtar Inc., we recognized a curtailment gain of approximately $31 million which was reflected in the pre-tax loss on the sale.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the projected postretirement benefit obligation at the measurement date and the net periodic postretirement benefit cost for the fiscal year:

	Fiscal Year Ended
	2003	2002	2001
Projected Benefit Obligation
Discount rate	5.5%	6.0%	6.5%

Net Periodic Postretirement Benefit Cost
Discount rate	6.0%	6.5%	7.0%

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are as follows:

	January 3, 2004	December 28, 2002
Health care cost trend rate assumed for next year (pre-65 year old)	9.0%	9.0%
Health care cost trend rate assumed for next year (65 year old and older)	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2008	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
In millions
Effect on total of service and interest cost	$4	$(4)
Effect on postretirement benefit obligation	$62	$(53)

We expect to contribute $73 million for the payment of benefits from our retiree medical plans in 2004.

NOTE 15.    COMMON AND PREFERRED STOCK

Our authorized capital stock consists of (i) 10 million shares of Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued at January 3, 2004 and December 28, 2002, and (ii) 400 million shares of Georgia-Pacific common stock of which 252,980,000 shares and 250,238,000 shares were issued at January 3, 2004 and December 28, 2002, respectively. In addition, our authorized capital stock consists of 250 million shares of The Timber Company Common Stock. As a result of the merger of The Timber Company with Plum Creek Timber Company in 2001, we redeemed all of the outstanding shares of common stock of The Timber Company. Accordingly, no shares of The Timber Company Common Stock were issued at January 3, 2004 and December 28, 2002.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 3, 2004, the following authorized shares of common stock were reserved for issue:

2002 Outside Director Stock Option Plan	250,000
2000 Fort James conversions	1,971,123
2000 Employee Stock Purchase Plan	4,262,214
1999 Unisource conversions	229,804
1999 Wisconsin Tissue conversions	22,191
1997 Long-Term Incentive Plan	14,940,225
1995 Outside Directors Stock Plan	251,232
1995 Shareholder Value Incentive Plan	2,666,453

Common stock reserved	24,593,242

2003 Option Exchange Program

On May 6, 2003, our shareholders approved a plan to offer eligible employees the opportunity to exchange certain outstanding stock options for restricted shares of our common stock and exchange certain outstanding stock appreciation rights (“SARs”) for replacement SARs. These restricted shares and replacement SARs vest in three annual installments, 25% each on June 5, 2004 and 2005, and 50% on June 5, 2006.

On June 5, 2003, we completed this exchange program whereby eligible employees exchanged approximately 9,084,000 stock options with exercise prices ranging from $18.64 per share to $41.59 per share for 3,373,000 restricted shares of common stock valued at $17.77 per share. Total compensation expense to be recognized over the three-year vesting period related to the restricted stock is approximately $19.4 million. The options eligible for the exchange were part of the 1997 Long-Term Incentive Plan, the 1995 Shareholder Value Incentive Plan and the Fort James Conversions, as described below.

In addition, eligible employees exchanged approximately 3,286,000 SARs with exercise prices ranging from $24.44 per share to $29.47 per share for 2,645,000 replacement SARs with an exercise price of $17.77 per share. The replacement SARs receive variable accounting treatment. The SARs eligible for the exchange were part of the Long Term Appreciation Plan, as described below.

In 2003, we recognized compensation expense of $5.2 million and $10.6 million, respectively, related to the restricted stock and replacement SARs issued under this exchange program.

2002 Outside Director Stock Option Plan

We reserved 250,000 shares of Georgia-Pacific common stock for issuance under the 2002 Outside Director Stock Option Plan. This Plan provides for the issuance of non-qualified stock options to our nonemployee directors. These option grants vest ratably over a three-year period and will expire and cease to be exercisable ten years after the date of grant.

1997 Long-Term Incentive Plan

We reserved 16,000,000 shares of Georgia-Pacific Group stock for issuance under the 1997 Long-Term Incentive Plan (the “Georgia-Pacific Group Plan”). The Georgia-Pacific Group Plan authorizes grants of stock options, restricted stock and performance awards.

Options granted under the plan have a 10-year term and vest ratably over a three-year period. As part of the option exchange program described above, 5,713,000 options at prices ranging from $24.44 to $41.59 were exchanged for restricted stock.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance rights granted under the Plan provide for the issuance of common stock (performance stock rights) and the issuance of cash incentives (performance units) upon achievement of a relative total shareholder return (“TSR”), as defined, during a three-year performance period. The performance rights provide for issuance of up to 200% of a specified target number of shares, depending upon the achieved TSR. Shares issued pursuant to the award have vesting requirements following the performance period of up to five years. At the time performance shares are awarded, the average of the high and low market value of the stock is added to common stock and additional paid-in capital and is deducted from shareholders’ equity (long-term incentive plan deferred compensation).

Performance shares of 20,124 and 37,536, were awarded in 2002 and 2001, respectively. The long-term incentive plan deferred compensation of $0.5 million, $1.1 million, and $3.8 million at the aforementioned respective award dates is being amortized over the vesting (restriction) period.

We granted performance rights with a target of 837,350 shares and 591,000 shares in 2002 and 2001, respectively. No amounts have been reflected as compensation expense related to the 2002 grant because, based on current conditions, achievement of performance criteria is not considered probable. The performance period for the 2001 grant ended on December 31, 2003. The performance criteria were not met, thus no award was made and no expense has been recognized.

In 2003, we granted 863,400 performance stock rights and 1,156,800 performance units. The fair market value of these awards is being recognized ratably over a three-year vesting period.

Employee Stock Purchase Plan

We reserved 9,000,000 shares of Georgia-Pacific Group stock under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offers employees the right to subscribe for shares of the Georgia-Pacific Group at a subscription price equal to 90% of the lower of the average price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period began on July 1, 2000 and ended on June 30, 2001. We issued 1,511,298 shares of Georgia-Pacific Group stock at a purchase price of $24.10 for the initial one-year period. The 2000 Purchase Plan was extended, and the next purchase period began on July 1, 2001 and ended on June 30, 2002. We issued 1,696,036 shares of Georgia-Pacific Group stock at a purchase price of $22.11 per share. The third purchase period began on December 12, 2002 and ended on December 11, 2003. We issued 1,530,452 shares of Georgia-Pacific Group stock at a purchase price of $15.21 per share.

We have decided to defer any decision regarding a new employee stock purchase plan until after the FASB has issued new standards on accounting for stock-based compensation. The standards defining the accounting requirements are expected to be issued sometime in late 2004.

1995 Outside Directors Stock Plan

We reserved 400,000 shares of Georgia-Pacific Group stock for issuance under the 1995 Outside Directors Stock Plan (the “Directors Plan”), which provides for the issuance of shares of common stock to our nonemployee directors on a restricted basis. Each nonemployee director was issued 2,153 restricted shares, 1,304 restricted shares and 625 restricted shares of Georgia-Pacific Group stock in 2003, 2002, and 2001, respectively.

In 2001, as a result of The Timber Company spin off and merger with Plum Creek, 33,212 restricted shares of The Timber Company were exchanged or canceled and 40,183 restricted shares of Georgia-Pacific were issued.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Shareholder Value Incentive Plan

The 1995 Shareholder Value Incentive Plan (the “SVIP”) provides for the granting of stock options having a term of either 5 1/2 or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made under the plan. Options having a term of 10 years become exercisable in 9 1/2 years unless certain performance targets tied our common stock performance are met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5 1/2 years may be exercised only if such performance targets are met in the third, fourth or fifth year after such grant date. At the time options are exercised, the exercise price is payable in cash or by surrender of shares of common stock already owned by the optionee. All shares were vested as of February 2000.

As part of the option exchange program described above, 1,569,000 options at prices ranging from $25.84 to $28.65 were exchanged for restricted stock.

Unisource Conversions

In connection with the acquisition of Unisource, we converted certain stock options awarded under a former Unisource stock option plan (“Unisource stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Unisource stock options was preserved and the ratio of the exercise price per Unisource stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Unisource stock options to purchase 2,633,459 shares had original grant dates ranging from November 10, 1994 through May 19, 1999 with a 10-year term, and vest ratably over three-year and five-year periods. These Unisource stock options were converted into options to purchase 629,648 shares of Georgia-Pacific Group stock at prices ranging from $31.88 to $91.58 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The value of these options at the acquisition date was $9.4 million and was included as part of the purchase price paid for Unisource.

Wisconsin Tissue Conversions

In connection with the formation of a partnership between us and Chesapeake Corp., we converted certain outstanding stock options awarded under a Chesapeake stock option plan (“Chesapeake stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Chesapeake stock options was preserved and the ratio of the exercise price per Chesapeake stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Chesapeake stock options to purchase 172,250 shares had original grant dates ranging from August 11, 1997 through April 16, 1999, with a vesting period of three years and a 10-year term.

These Chesapeake stock options were converted into options to purchase 92,960 shares of Georgia-Pacific Group stock at prices ranging from $36.20 to $50.36 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The stock options’ total value of $1.3 million was included in the asset purchase price on the date we formed Georgia-Pacific Tissue.

Fort James Conversions

In connection with the acquisition of Fort James as described in Note 4, we converted certain stock options awarded under a former Fort James stock option plan (“Fort James stock options”) into Georgia-Pacific Group stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Fort James stock options was preserved and the ratio of the exercise price per Fort James stock option to the market value per share of Georgia-Pacific Group stock was not reduced. Fort James stock options to purchase 7,399,316 shares

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had original grant dates ranging from February 11, 1991 through August 15, 2000 with a 10-year term. These Fort James stock options were converted into options to purchase 10,348,501 shares of Georgia-Pacific Group stock at prices ranging from $9.59 to $36.76 per share. The options became fully vested as of the acquisition date with the same option period of the original grants. The value of these options at the acquisition date was $120 million and was included as part of the purchase price paid for Fort James.

We also converted 15,000 Fort James stock appreciation rights to receive cash into 20,981 Georgia-Pacific Rights with prices of $17.61 and $28.06. The rights became fully vested as of the acquisition date and maintained their original option dates of February 11, 2000 and January 6, 1999 with a 10-year term. The related compensation expense is being recorded based on changes in the quoted market price of the underlying stock until the rights are exercised or expire.

As part of the option exchange program described above, 1,802,000 options at prices ranging from $18.64 to $30.52 were exchanged for restricted stock.

Long-Term Appreciation Plan

The Long-Term Appreciation Plan (the “LTAP”) provides for the granting of SARs to our key employees. Benefits paid under this plan will be made in cash, not common stock. We issued 2.16, 2.37, and 2.35 million SARs under the LTAP in 2003, 2002 and 2001 with a weighted-average exercise price of $15.27, $24.44 and $29.47, respectively. The SAR exercise price was based on the underlying fair value of Georgia-Pacific Group common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific Group common stock and the fair market value at the date of grant. Compensation expense recorded in 2003 related to these SARs was $20 million. Compensation expense recorded in 2002 and 2001 related to these SARs was deminimus.

Additional information relating to our existing employee stock options is as follows:

	Year Ended January 3, 2004
	Shares	Weighted Average Exercise Price
Options outstanding at December 28, 2002	22,205,895	$28.41
Options granted	300,550	15.25
Options exercised/surrendered	(1,031,087)	19.32
Options canceled	(11,638,878)	29.82

Options outstanding at January 3, 2004	9,836,480 †	28.00

Options exercisable at January 3, 2004	8,387,182	28.78
Option prices per share:
Granted/converted	$15
Exercised/surrendered	$9 - $29
Canceled	$10 - $92

†	Options outstanding by exercise price:

	Outstanding			Exercisable
	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$9.59-$14.20	44,330	0.9	$10.56	44,330	$10.56
$14.43-$20.11	995,954	3.7	$16.63	703,954	$17.21
$22.03-$32.17	7,820,631	3.7	$27.53	6,663,333	$27.88
$35.99-$50.36	861,608	4.0	$41.16	861,608	$41.16
$59.44-$91.58	113,957	2.7	$66.27	113,957	$66.27

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 28, 2002
	Shares	Weighted Average Exercise Price
Options outstanding at December 29, 2001	20,151,717	$29.05
Options granted	3,097,617	24.54
Options exercised/surrendered	(200,788)	21.32
Options canceled	(842,651)	37.68

Options outstanding at December 28, 2002	22,205,895	28.41

Options exercisable at December 28, 2002	17,493,917	28.54
Option prices per share:
Granted/converted	$24-$27
Exercised/surrendered	$9-$29
Canceled	$10-$92

	Year Ended December 29, 2001
	Georgia-Pacific Group		The Timber Company
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at December 30, 2000	22,522,345	$28.53	4,909,699	$22.46
Options granted/converted	2,027,800	29.47	(2,806,737)	22.71
Options exercised/surrendered	(3,503,152)	23.71	(2,086,679)	22.13
Options canceled	(895,276)	40.84	(16,283)	21.85

Options outstanding at December 29, 2001	20,151,717	29.05	–

Options exercisable at December 29, 2001	18,449,373	24.71	–
Option prices per share:
Granted/converted	$29		$21-$25
Exercised/surrendered	$9-$33		$21-$25
Canceled	$9-$92		$21-$25

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

The Rights will expire on December 31, 2007, unless earlier redeemed by us or extended. The Rights would be exercisable only if a person or group acquires 15% or more of the total voting rights of all then outstanding shares of our common stock or commences a tender offer that would result in such person or group beneficially owning 15% or more of the total voting rights of all then outstanding shares of our common stock. In such event, each Right would entitle the holder to purchase from us one one-hundredth of a share of Series B Junior Preferred Stock (a “Series B Unit”) at a purchase price of $175 (the “Series B Unit Purchase Price”), subject to adjustment.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thereafter, in the event one of several specified events (generally involving transactions by an acquirer in our common stock or a business combination involving us) occurs, each Georgia-Pacific Group Right will entitle its holder to purchase, for the Series B Unit Purchase Price, a number of shares of common stock of such entity or purchaser with a market value equal to twice the applicable purchase price. Because of the nature of the dividend, liquidation and voting rights of each class of Junior Preferred Stock related to the Rights, the economic value of one Series B Unit should approximate the economic value of one share of Georgia-Pacific Group stock.

Capital Stock

We did not hold any Georgia-Pacific stock in Treasury as of January 3, 2004 and December 28, 2002.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our accumulated other comprehensive income (loss) includes the following:

	Foreign Currency Items	Derivative Instruments	Unrealized Gain on Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
In millions
December 29, 2001	$(43)	$(30)	$–	$(45)	$(118)
Activity, net of taxes	154	25	–	(580)	(401)

December 28, 2002	111	(5)	–	(625)	(519)
Activity, net of taxes	482	5	4	152	643

January 3, 2004	$593	$–	$4	$(473)	$124

NOTE 17.    COMMITMENTS AND CONTINGENCIES

Total rental expense was approximately $113 million, $183 million and $207 million in 2003, 2002 and 2001, respectively.

At January 3, 2004, our total commitments under long-term purchase obligations and operating leases were as follows:

	Purchase Obligations*	Operating Leases
In millions
2004	$325	$78
2005	144	74
2006	116	64
2007	105	53
2008	108	45
After 2008	269	348

Total	$1,067	$662

*	The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw material purchases and utilities contracts. Other significant items included in the above table reflect purchase obligations related to advertising agreements and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, we face exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 171 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which we are involved, we estimate that approximately 40% are being investigated, approximately 20% are being remediated and approximately 40% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $129 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, assumptions least favorable to us among the range of reasonably possible outcomes were used. In estimating both our current reserve for environmental remediation and the possible range of additional costs, we have not assumed we will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the activity in our environmental liability account for the last three years.

	2003	2002	2001
In millions
Beginning balance	$306	$318	$121
(Income) expense in earnings:
Related to previously existing matters	(64)	1	2
Related to new matters	1	13	15
Amounts related to acquisitions:
Purchase price allocations	–	–	207
Reclassification of reserves for adoption of SFAS No. 143 (see Note 8)	(4)	–	–
Payments	(9)	(26)	(27)

Ending balance	$230	$306	$318

Kalamazoo River Superfund Site

We are currently implementing an Administrative Order by Consent (“AOC”) entered into with the Michigan Department of Natural Resources and the United States Environmental Protection Agency (“United States EPA”) regarding an investigation of the Kalamazoo River Superfund Site. The Kalamazoo River Superfund Site is comprised of 35 miles of the Kalamazoo River, three miles of Portage Creek and a number of operable units in the form of landfills, waste disposal areas and impoundments. We became a PRP for the site in December 1990 by signing the AOC. There are two other named PRPs at this time. The contaminant of concern is polychlorinated biphenyls (“PCBs”) in the river sediments and residuals in the landfills and waste disposal areas.

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

As part of implementing the AOC, we have investigated the closure of two disposal areas which are contaminated with PCBs. The cost to remediate one of the disposal areas, the King Highway Landfill, was approximately $9 million. The remediation of that area is essentially complete and we are waiting for final approval of the closure from the State of Michigan. A 30-year post-closure care period will begin upon receipt of closure approval, and over that period we will make expenditures accrued for post-closure care. We are solely responsible for closure and post-closure care of the King Highway Landfill.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/A Site landfill, will be approximately $8 million. The State of Michigan has drafted a new RI/FS for this landfill and we are in the process of preparing comments on that document. The new draft RI/FS evaluates the same remedies proposed by the PRPs. The decision as to the actual remedy will be made by the United States EPA after the RI/FS is finalized, which is expected to be this year. We believe the United States EPA will require a remedy for this landfill similar to the King Highway landfill closure. It is anticipated these costs will be paid out over the next five years, and costs for post-closure care for 30 years following certification of the closure. We are solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill, and are sharing investigation costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between us and Millennium Holdings has not been made; however, our share should not exceed 50%.

We have spent approximately $33 million on the Kalamazoo River Superfund Site through January 3, 2004 broken down as follows:

Site	(in millions)
River	$19
King Highway	9
A Site	2
Willow Blvd.	3

$33

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

In late July of 2003, the Wisconsin Department of Natural Resources (“WDNR”) and the United States EPA issued a Record of Decision (“ROD”) for Operable Units (“OU”) 3, 4 and 5 of the Fox River. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and Operable Unit 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. Operable Unit 5 is Green Bay. The Fort James facility, which potentially discharged PCBs, is located in OU 4 approximately 3 miles downstream from the De Pere dam.

The ROD calls for the removal by dredging of all sediments in OUs 3 and 4 containing PCBs above one part per million. The amount of sediment estimated to contain PCBs above one part per million is 586,800 cubic yards in OU 3 and 5,880,000 cubic yards in OU 4. The ROD also calls for monitored natural recovery for OU 5. The ROD estimates the dredging remedy for OUs 3 and 4 and the monitored natural recovery for OU 5 will cost $324 million. However, the ROD does allow for capping as an alternative remedy to dredging in certain areas of OUs 3 and 4 if capping would be less costly than dredging and provide the same level of protection as dredging.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The WDNR estimated that approximately 40% of the total volume of contaminated sediments in OUs 3 and 4 would be eligible for capping based upon the capping criteria defined in the ROD. The allowance for capping in the ROD represents a major change from the proposed remedial action plan issued by WDNR in 2001, which did not provide or allow for capping in any areas of OUs 3 and 4.

Six other companies have been identified by the governments as PRPs. Under an interim allocation agreement, we were paying 30% of costs incurred by the PRPs in analyzing and responding to all of the governmental documents which preceeded the issuance of the ROD. With the issuance of the ROD, we do not anticipate that the PRPs will be engaged in any further formal work as a group. We believe that all of the PRPs are liable for some portion of the costs of remediating OUs 4 and 5, and that our ultimate liability will be less than 30% of the total estimated cost of remediating the Fox River site.

Along with another PRP, we are negotiating the terms and conditions for an Administrative Order on Consent (“AOC”) to prepare the remedial design for OUs 3, 4 and 5. We intend to finalize an AOC for this design work with the WDNR and the United States EPA shortly.

We have analyzed the remedial provisions selected in the ROD as well as the relevant facts impacting our potential liability. We believe that we will be able to utilize the capping remedy to the extent permitted by the ROD. We also believe we have established the geographic limitations on our potential liability, and can therefore limit our responsibility for the removal and capping of PCBs to the part of OU 4 immediately adjacent to and downstream from the Fort James facility in Green Bay, Wisconsin. We share liability for any appropriate monitoring in OU 5 with all of the PRPs. Based upon the change in the remedy and new information concerning this liability, we now believe it will not be necessary to utilize all of the reserve previously established for this site, and have reduced such reserve by approximately $66 million.

We have spent approximately $37 million from 1995 to January 3, 2004 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

In 2002, we entered into an agreement with the WDNR and the United States Fish and Wildlife Service that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act and state law for approximately $12 million, and to date have paid approximately $9 million of this amount. The agreement will be effective when entered by a Federal District Court in Wisconsin. The United States Department of Justice moved in March of 2003 for the agreement to be entered by that Court; the motion remains pending. The $12 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

In 1999 we and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc., contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue’s status as a PRP, and indemnified the joint venture and us against these liabilities. In 2001, we (having acquired all of Chesapeake’s interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) (“SCA”) and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which we acquired Chesapeake’s interest in the joint venture, Chesapeake specifically agreed that we would retain Chesapeake’s prior indemnification for these liabilities.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Whatcom Waterway Superfund Site

The Whatcom Waterway is a Federal channel located adjacent to our pulp and paper mill in Bellingham, Washington. The State of Washington declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named us as a Potentially Liable Party (“PLP”) in the case. The State is presently preparing to name other PLPs in the case.

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

We have spent approximately $4 million through January 3, 2004 on the Whatcom Waterway site, all of which was charged to earnings.

ASBESTOS LITIGATION

We and many other companies are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

Pending Claims

These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to our products. Virtually all asbestos suits involve multiple defendants and seek money damages. We are unable to provide any meaningful disclosure about the total amount of such damages, for the following reasons:

•	We do not track this data in any form since we do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities;

•	In the past, we estimated that less than 15% of the claims then pending against us contained any specific demand for damages, as opposed to a general demand for such damages as the plaintiff may prove at trial, or a demand which was stated as being in excess of the minimum jurisdictional limit of a particular court;

•	Those complaints which did contain a specific damage demand nearly always involved multiple defendants (anywhere from 30 to over 100), most of which never manufactured joint systems products. In this review, we did not identify any complaint which stated a specific demand for money damages solely from us;

•	Claims which did allege specific damages often alleged the same amount of damages regardless of the specific disease a plaintiff may have had. In addition, in many such cases no specific disease was alleged, and thus the damages alleged were meaningless because the ultimate settlement value of any claim is significantly influenced by the actual disease the plaintiff is able to prove; and

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Because we do not track this data and do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities, we have not updated this analysis and do not intend to do so in the future.

The following table presents information about the approximate number of our asbestos claims during the past three fiscal years:

	Fiscal Year Ended
	2003	2002	2001
Claims filed*	39,000	41,700	39,700
Claims resolved**	43,500	35,100	30,900
Claims unresolved at end of period	64,300	68,800	62,200

*	Claims filed include all asbestos claims for which service has been received and/or a file has been opened by us and each such claim represents a plaintiff who is pursuing an asbestos claim against us.
**	Claims resolved include asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants

In addition, Fort James, one of our wholly owned subsidiaries, currently is defending approximately 800 asbestos premises liability claims.

Asbestos Liabilities

From the commencement of this litigation through January 3, 2004, we either had settled, had dismissed or were in the process of settling a total of approximately 313,200 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $629 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

In the fourth quarter of 2001, we recorded a pre-tax charge to earnings of $350 million to cover the probable and reasonably estimable asbestos liabilities and defense costs we believed we would pay through 2011, net of expected insurance recoveries during this same period. The charge was based on projections prepared by National Economic Research Associates (NERA) and Navigant Consulting (formerly known as Peterson Consulting), nationally recognized firms with expertise in asbestos liability and insurance coverage matters, and contained many assumptions. NERA’s projection of our future asbestos liabilities assumed that beginning in 2001 the number of new claims filed against us for asbestos-related injuries would decline at a fairly constant rate each year through 2011. It also assumed that we would pay about $105 million for our asbestos liabilities and defense costs in 2002 (compared to about $84 million in 2001), with such payments then declining at varying rates over the period through 2011.

In fact, during 2002 the number of new claims filed against us increased somewhat and our total asbestos liabilities and defense costs were approximately $75 million more than NERA’s projection had assumed. This result was due principally to higher settlement costs in 2002 for claims involving mesothelioma, which represent a very small percentage of our total asbestos claims but accounted for well over half of our total asbestos liabilities in 2002. In addition, during 2001 a number of other manufacturers of asbestos-containing products, including one of our principal competitors in the manufacture of joint systems products, filed for bankruptcy. During 2002 many plaintiff lawyers increased their settlement demands on us, principally in mesothelioma cases, to compensate for these bankruptcies. As a result, at the end of 2002 NERA increased its original estimate of our asbestos liabilities and defense costs over the period through 2011, and extended the projection through 2012, to

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a total of slightly less than $1.2 billion, before any insurance recoveries and ignoring possible tax benefits. In the fourth quarter of 2002 we recorded an additional pre-tax charge to earnings of $315 million which, when added to amounts remaining from the charges recorded in 2001, we believed were sufficient to cover our projected asbestos liabilities and defense costs, net of expected insurance recoveries, through 2012.

During 2003 we observed a number of developments involving our asbestos litigation, including the following:

•	The total number of new claims filed in 2003 was slightly below 2002 levels; the rate of such filings peaked in the second quarter and then declined sharply in the third and fourth quarters. The peak in the second quarter was due primarily to the passage of tort reform legislation in Mississippi, which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiff’s lawyers seeking to ensure their claims would be governed by the law in effect prior to passage of tort reform.

•	The United States Senate Judiciary Committee passed a bill that would establish a trust fund to pay future asbestos-related disease claims and remove such cases from federal and state courts, with industry and insurers funding the trust with payments estimated to total about $114 billion over a 50-year period; the legislation reflected widespread concern over the inability of courts to deal fairly and efficiently with asbestos claims and the fact that 50-60% of total asbestos payments in the United States represent legal fees and related costs; and the Majority Leader of the Senate has announced that the bill will be voted on by the Senate in March 2004.

•	Tort reform legislation was enacted in Arkansas, Mississippi, Ohio, Texas and West Virginia, which are states that together account for a significant number of the asbestos claims pending against us; the effect of such legislation cannot be assessed yet.

For 2003, our total payments for asbestos liabilities and defense costs (before insurance and tax benefits) were $189 million. NERA has reviewed our 2003 asbestos liability and defense cost payments and compared them to the revised estimate it made at the end of 2002. Based on this review, NERA concluded that the 2003 payments are in line with its revised estimate and that the assumptions it used in that estimate remain valid. Accordingly, we have determined that the only adjustment to be made to our asbestos reserve in 2003 is to accrue an additional amount equal to payments we anticipate making in 2013 for asbestos liabilities and defense costs, so that the reserve remains a ten-year reserve. NERA estimates this amount to be $54 million (before insurance and tax benefits). Accordingly, in the fourth quarter of 2003, we recorded a pre-tax charge of $54 million to record this additional accrual. We believe that NERA’s projection for 2004 through 2013 represents the best estimate of the reasonably estimable asbestos costs we will incur based upon currently available information.

Insurance

In 2001, 2002 and again in 2003, we, with advice from legal counsel and Navigant Consulting, also reviewed our existing insurance policies, analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and our advisors considered appropriate to ascertain the amount of probable insurance recoveries from our insurers for our present and future asbestos liabilities. Assumptions were made about self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, the resolution of allocation issues among various layers of insurers, as well as insolvencies of certain of our insurance carriers and the continued solvency of our other insurers. Based on this analysis, Navigant Consulting projected our expected insurance recoveries for asbestos liabilities and costs over the period through 2013.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003 we entered into agreements with several of our insurers to confirm amounts payable by them under applicable policies. These agreements generally provide that we will be able to recover more insurance than we had assumed when we were projecting our insurance receivables in 2001 and 2002. As a result we increased our insurance receivable by $118 million in the third quarter of 2003.

In the fourth quarter of 2003 we revised our insurance receivable to reflect solvency concerns regarding two of our insurers, favorable negotiations and other recoveries from certain other insurers, and a change in allocation methodology for remaining solvent insurers consistent with the agreements described in the preceding paragraph.

The net effect of these changes was to increase our total insurance receivable by $156 million during 2003.

The insurance receivables recorded by us do not assume any recovery from insolvent carriers, and assumes that those carriers which are currently solvent will continue to be solvent. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 33% of such insurance recoveries are from any one company, though several of the insurers are under common control. All of our available insurance is included in our insurance receivable.

In the fourth quarter of 2003, we sold without recourse approximately $156 million of our insurance receivables representing claims already paid by us to a third party for approximately $147 million in cash.

Key Assumptions

The analyses and projections of NERA and Navigant Consulting are based on their professional judgment. The more important assumptions in NERA’s projection of the number of claims that will be filed against us include the population potentially exposed to asbestos-containing products manufactured by us, the expected occurrence of various diseases in these potentially exposed populations, the rate at which these potentially exposed populations actually file claims, and activities of the asbestos plaintiffs bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against us.

Generally, NERA’s projections assume:

•	That the number of new claims to be filed against us each year through 2013 will decline at a fairly constant rate each year beginning in 2003;

•	That the percentage of claims settled by us will be about three-quarters of the total number of claims resolved (whether by settlement or dismissal) each year through 2013;

•	That the average estimated per case settlement costs are anticipated to decrease slightly over the period through 2013; and

•	That the total amount paid by us in settlements, and in defense and administrative costs, will decline at varying rates over the period through 2013.

Among the more important assumptions made by Navigant Consulting in projecting our future insurance recoveries are the resolution of allocation issues among various layers of insurers, the application of particular theories of recovery based on decided cases, and the continuing solvency of various insurance companies.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Given these assumptions and the uncertainties involved in each of them, our actual asbestos liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Navigant Consulting projections, and all of such assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by such projections, may or may not affect the validity of the overall projections. We intend to monitor our accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and will make adjustments to such accruals as required by generally accepted accounting principles.

Summary of Accruals

In the fourth quarter of 2003 we recorded a net pre-tax charge to earnings of $16 million, which when added to our existing reserves are estimated to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2013, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers, including the monetization of a part of such receivables in 2003 as described above, and other changes to our expected insurance receivables, for the last three fiscal years:

	Fiscal Year Ended
In millions	2003	2002	2001
Asbestos liabilities
Beginning balance	$1,162	$836	$136
Accruals	54	507	784
Payments	(189)	(181)	(84)

Ending balance	$1,027	$1,162	$836

Insurance receivable
Beginning balance	$670	$527	$172
Accruals	156	192	421
Receipts	(250)	(49)	(66)

Ending balance	$576	$670	$527

The amounts accrued for asbestos liabilities are recorded under “Other current liabilities” and “Other long-term liabilities,” and the amounts accrued for insurance receivables are reflected under “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

There can be no assurance that our currently accrued asbestos liabilities will be sufficient to cover our payments for such liabilities and related defense costs, or that our accrued insurance recoveries will be realized, through 2013. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future which could exceed our existing reserves, but cannot estimate such excess amount at this time. We also believe that it is reasonably possible that such excess liabilities could be material to our operating results in any given quarter or year but, based on the information available to us at present, do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTHER LITIGATION

In 2003, we reached an agreement to settle a class action antitrust lawsuit filed against us and other manufacturers of containerboard. On December 11, 2003 the district court ruled that the settlement was fair to class members and approved it. However, a significant number of plaintiffs opted out of the class and have brought suit against the same defendants, making substantially the same allegations. Those cases are pending. In late 2003, we reached an agreement to settle with plaintiffs representing approximately 70% of opt out sales. During 2003, we recorded a pre-tax charge of $36 million for the settlement of these lawsuits.

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

The Wisconsin Department of Natural Resources (“WDNR”) has referred a Notice of Violation (“NOV”) to the Wisconsin Department of Justice (“WDOJ”) for further action. The NOV alleges violations by one of our Green Bay paper mills of certain air regulations and permitting requirements concerning emissions from the mill’s printing operations and emission monitoring requirements for the mill’s dry forming operations. The Company discovered and voluntarily disclosed to WDNR the facts underlying both sets of allegations. Still, the civil penalty may exceed $100,000.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are a 50% partner in a joint venture (“GA-MET”) with Metropolitan Life Insurance Company (“Metropolitan”). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. At January 3, 2004, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $127 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

Additionally, in connection with the sale of assets and the divestiture of businesses, we may agree to indemnify the buyer of the assets and related parties for certain losses or liabilities incurred by the buyer with respect to (i) the representations and warranties made by us to the buyer in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities, and other liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to us, but simply serve to protect the buyer from potential liability associated with our obligations existing at the time of the sale. As with any liability, we have previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of the indemnities summarized below, which result from significant asset sales and divestures in recent years.

•	Unisource – In connection with the sale of 60% of our Unisource paper distribution subsidiary to an affiliate of Bain Capital Partners, LLC, we agreed to indemnify Unisource for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $8 million. Upon exceeding this $8 million threshold, we are generally obligated to provide indemnification for any losses in excess of $8 million, up to a limit of $150 million. This general indemnification obligation expires on May 2, 2005, provided that Unisource may make certain claims with respect to various (i) tax and employee benefit matters until the expiration of the applicable statute of limitations and (ii) environmental matters until late 2007.

•	Domtar Inc. – In connection with the sale of certain of our paper and pulp mills to Domtar, we agreed to indemnify Domtar for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $16 million. Upon exceeding this $16 million threshold, we generally are obligated to provide indemnification for any losses in excess of $16 million, up to a limit of $500 million. The majority of these general indemnification obligations expired on March 31, 2003, and Domtar has asserted some claims under these provisions. However, we remain subject to certain claims by Domtar for various environmental liabilities assumed by it until mid-2011. Our liability with respect to these environmental claims is capped at $100 million, and is subject to the $16 million threshold discussed above.

•

SCA – In connection with the sale of our away-from-home tissue manufacturing assets to SCA, we agreed to indemnify SCA with respect to certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $2 million. Upon exceeding this $2 million threshold, we generally are obligated to provide indemnification for any losses in excess of $1 million, up to a limit of $425 million. The majority of these general indemnification

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations expired on March 2, 2003, and SCA has asserted some claims under these provisions. However, we remain subject to certain claims by SCA for various environmental claims until early 2009. Unlike our $425 million limit on liability with respect to general claims, our liability with respect to certain environmental claims made by SCA is capped at $850 million, less the amount of any indemnification payments previously made under our general indemnification obligations.

•	Plum Creek – In connection with the merger of our timberlands business into Plum Creek, we agreed to indemnify Plum Creek with respect to certain losses resulting from breaches of limited representations and warranties contained in the separation agreement. This indemnity generally is not capped at a maximum potential liability and does not expire, but we believe we have very limited exposure under it.

•	Norampac, Inc. – As part of an asset exchange with Norampac, we agreed to indemnify Norampac with respect to any losses resulting from (i) the breach of limited representations and warranties contained in the asset exchange agreement, (ii) any pre-exchange liabilities related to the exchanged facility not assumed by Norampac, and (iii) any environmental liability related to the pre-exchange operations of the exchanged facility. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we generally are obligated to provide indemnification for any losses in excess of $500,000, up to a limit of $10 million. The majority of these general indemnification obligations and the environmental liability indemnity expire in April 2006.

•	Genesee & Wyoming Inc. – In connection with the sale of the assets of certain of our railroads to Genesee & Wyoming Inc. (“GWI”), we agreed to indemnify GWI for certain losses suffered as a result of our breaches of certain representations, warranties and covenants contained in the sale agreement. We are generally not required to pay under the indemnities until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we are generally obligated to provide indemnification for losses in excess of $500,000, up to a limit of $20 million for general indemnities. With respect to our environmental indemnities generally, we are obligated to provide indemnification for 80% of losses in excess of $500,000 and GWI is responsible for the remaining 20%, up to a total cap of $2 million. In the event environmental liabilities exceed $2 million, we are obligated to pay 100% of any such excess up to a limit of $15 million. The majority of these general indemnification obligations expire in June 2005, while the environmental liability indemnity expires in December 2008.

•	Sale of Insurance Receivables – In 2003, we sold, without recourse, approximately $156 million of asbestos insurance receivables to a trust established for the purpose of securitizing the receivables. We have retained no interests in the trust or the receivables. According to the sale agreement, the Certificate of Claims Qualification and Qualified Payments have been transferred to the purchaser. Our continuing involvement is limited to our agreement to indemnify the trust for any losses resulting from our breach of any representation or warranty we made in agreements associated with the sale, or any claims brought by the insurance companies.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to the divestitures summarized above will be material to our results of operations, financial position, or liquidity. We will accrue a liability related to a specific indemnity when future payment is probable and the amount is reasonably estimable.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    RELATED-PARTY TRANSACTIONS

For all periods prior to the merger of our timberland business with Plum Creek (see Note 4), timber had been transferred from our timberlands at prices intended to reflect fair market prices based on prices paid by independent purchasers and sellers for similar kinds of timber.

In 2000, Georgia-Pacific Group and The Timber Company negotiated a ten-year timber supply agreement which became effective January 1, 2001 and was subject to an automatic ten year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins: Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company must offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group can elect between 36% and 51% of The Timber Company’s annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume ranged from a minimum of 3.3 million tons to a maximum of 4.2 million tons. The prices for such timber will be negotiated at arm’s length between The Timber Company and Georgia-Pacific Group every six months, and will be set by third party arbitration if the parties cannot agree.

In 2000, The Timber Company also entered into a ten year supply contract to deliver 50 million board feet annually of Douglas fir and Western Hemlock sawtimber to Georgia-Pacific Group’s sawmills at Coos Bay and Philomath, Oregon as well as 68,000 green tons of pulpwood to Georgia-Pacific Group’s Toledo pulp mill and Coos Bay sawmill. Prices were based on prevailing market prices with recourse to arbitration if the parties do not agree that the pricing formula reflects market prices. In connection with the merger of our timber and timberland business with and into Plum Creek in 2001, the timber supply agreement and the supply contract were replaced with new agreements on substantially the same terms between us and certain subsidiaries of Plum Creek.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	First Quarter (a)		Second Quarter (b)		Third Quarter (c)		Fourth Quarter (d)
	2003	2002	2003	2002	2003	2002	2003	2002
In millions, except per share amounts
Net sales	$4,567	$5,796	$5,048	$6,222	$5,278	$6,152	$5,362	$5,101
Gross profit (net sales minus cost of sales)	934	1,345	1,075	1,391	1,199	1,344	1,198	1,076
Income (loss) before accounting changes	(58)	61	61	(83)	192	66	31	(234)
Net income (loss)	(30)	(484)	61	(83)	192	66	31	(234)
Dividends declared per share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Basic per share:
Income (loss) before accounting changes	$(0.23)	$0.27	$0.24	$(0.36)	$0.77	$0.27	$0.12	$(0.94)
Net income (loss)	(0.12)	(2.11)	0.24	(0.36)	0.77	0.27	0.12	(0.94)
Diluted per share:
(Loss) income before accounting changes	(0.23)	0.26	0.24	(0.36)	0.76	0.27	0.12	(0.94)
Net income (loss)	(0.12)	(2.10)	0.24	(0.36)	0.76	0.27	0.12	(0.94)
Price range of common stock:
High	$18.20	$30.90	$20.95	$31.60	$25.96	$25.05	$31.11	$20.75
Low	12.77	18.60	13.56	24.14	18.40	13.28	23.17	9.81

(a)	During the fourth quarter of 2003, we adopted SFAS No. 148 (see Note 1). In applying the prospective method of expense recognition, we were required to adopt SFAS No. 148 retroactive to the beginning of 2003. As a result income (loss) before accounting changes and net income (loss), and per share amounts for the first three quarters of 2003 differ from amounts previously reported in our Forms 10-Q. Net income and per share amounts for the first quarter changed by $(2) million and $(0.01) per share.
(b)	The SFAS No. 148 change to second quarter 2003 net income and per share amounts was $(1) million and $(0.01) per share.
(c)	The SFAS No. 148 change to third quarter 2003 net income and per share amounts was $3 million and $0.01 per share.
(d)	Fourth quarter 2003 included a $66 million pre-tax credit for the adjustment to the Fox River environmental reserve; a $50 million pre-tax gain on the sale of most of our railroad operations; pre-tax charges of $197 million primarily for machine closures and employee severance costs, and impairment of long-lived assets, including $106 million of goodwill impairment in our bleached pulp and paper segment; and a pre-tax charge of $16 million for adding an additional year to our rolling, 10-year reserve for asbestos liabilities and defense costs, net of increased insurance recoveries. Additionally, there were 14 weeks in our fourth quarter 2003, compared to 13 weeks in all other quarters.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James and Fort James Operating Company, a subsidiary of Fort James, guaranteed our $500 million and $1.5 billion senior notes offerings, which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company guarantees the securities issued by Fort James. Similarly, certain of our domestic subsidiaries guarantee our Multi-Year Revolving Credit Facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

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

Consolidating Statement of Operations

For the Year Ended January 3, 2004

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$10,944	$–	$4,808		$2,085		$4,468	$(2,050)	$20,255

Costs and expenses:
Cost of sales	9,304	–	3,424		1,505		3,666	(2,050)	15,849
Selling and distribution	535	–	471		176		125	–	1,307
Depreciation, amortization and accretion	461	–	253		116		215	–	1,045
General and administrative	810	–	155		152		(252)	–	865
Interest, net	556	20 (a)	423	(b)	(239	)(c)	73	–	833
Other (income), loss including equity income in affiliates	(741)	(320)	39		2		98	943	21

Total costs and expenses	10,925	(300)	4,765		1,712		3,925	(1,107)	19,920

Income (loss) before income taxes	19	300	43		373		543	(943)	335
(Benefit) provision for income taxes	(232)	(7)	16		104		228	–	109

Income (loss) before accounting changes	251	307	27		269		315	(943)	226
Cumulative effect of accounting changes, net of taxes	3	–	24		–		1	–	28

Net (loss) income	$254	$307	$51		$269		$316	$(943)	$254

(a)	Includes net intercompany interest income of approximately $88 million.
(b)	Includes intercompany interest expense of approximately $399 million.
(c)	Includes intercompany interest income of approximately $259 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

For the Year Ended December 28, 2002

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$9,748	$–	$5,214		$1,778		$9,185	$(2,654)	$23,271

Costs and expenses:
Cost of sales	8,387	–	3,577		1,304		7,501	(2,654)	18,115
Selling and distribution	459	–	490		153		767	–	1,869
Depreciation, amortization and accretion	448	–	251		90		241	–	1,030
General and administrative	517	–	171		137		229	–	1,054
Interest, net	557	53 (a)	375	(b)	(216	)(c)	72	–	841
Other loss (income), including equity income in affiliates	713	(445)	2		11		207	382	870

Total costs and expenses	11,081	(392)	4,866		1,479		9,017	(2,272)	23,779

(Loss) income from continuing operations before income taxes	(1,333)	392	348		299		168	(382)	(508)
Provision (benefit) for income taxes	(598)	(20)	103		99		98	–	(318)

(Loss) income before accounting changes	(735)	412	245		200		70	(382)	(190)
Cumulative effect of accounting changes, net of taxes	–	–	–		–		(545)	–	(545)

Net (loss) income	$(735)	$412	$245		$200		$(475)	$(382)	$(735)

(a)	Includes net intercompany interest income of approximately $66 million.
(b)	Includes intercompany interest expense of approximately $350 million.
(c)	Includes intercompany interest income of approximately $216 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

For the Year Ended December 29, 2001

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Net sales	$9,595	$–	$4,935		$1,705		$11,271	$(2,490)	$25,016

Costs and expenses:
Cost of sales	8,117	–	3,230		1,248		9,171	(2,490)	19,276
Selling and distribution	463	–	431		148		983	–	2,025
Depreciation, amortization and accretion	491	–	442		90		320	–	1,343
General and administrative	494	–	161		133		284	–	1,072
Interest, net	760	32 (a)	411	(b)	(208	)(c)	85	–	1,080
Other (income) loss, including equity income in affiliates	80	(283)	14		(14)		137	600	534

Total costs and expenses	10,405	(251)	4,689		1,397		10,980	(1,890)	25,330

(Loss) income from continuing operations before income taxes	(810)	251	246		308		291	(600)	(314)
(Benefit) provision for income taxes	(395)	(19)	156		96		336	–	174

(Loss) income from continuing operations	(415)	270	90		212		(45)	(600)	(488)
(Loss) income from discontinued operations, net of taxes	(3)	–	–		–		73	–	70

(Loss) income before accounting changes	(418)	270	90		212		28	(600)	(418)
Cumulative effect of accounting changes, net of taxes	11	–	–		–		–	–	11

Net income (loss)	$(407)	$270	$90		$212		$28	$(600)	$(407)

(a)	Includes net intercompany interest income of approximately $96 million.
(b)	Includes intercompany interest expense of approximately $385 million.
(c)	Includes intercompany interest income of approximately $216 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended January 3, 2004

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by operations	$487	$49	$162	$470	$637	$–	$1,805

Cash flows from investing activities:
Property, plant and equipment investments	(247)	–	(285)	(67)	(111)	–	(710)
Acquisitions	(5)	–	–	–	(5)	–	(10)
Proceeds from sales of assets	53	–	2	4	33	–	92
Other	(7)	–	–	(4)	(26)	–	(37)

Cash used for investing activities	(206)	–	(283)	(67)	(109)	–	(665)

Cash flows from financing activities:
Net (decrease) increase in debt	(699)	(240)	(24)	3	(31)	–	(991)
Net change in intercompany payable/invested equity	555	191	146	(399)	(493)	–	–
Proceeds from option plan exercises	18	–	–	–	–	–	18
Employee stock purchase plan	23	–	–	–	–	–	23
Fees paid to issue debt	(54)	–	–	–	(1)	–	(55)
Cash dividends paid	(126)	–	–	–	–	–	(126)

Cash (used for) provided by financing activities	(283)	(49)	122	(396)	(525)	–	(1,131)

(Decrease) increase in cash	(2)	–	1	7	3	–	9
Balance at beginning of year	3	–	–	18	21	–	42

Balance at end of year	$1	$–	$1	$25	$24	$–	$51

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 28, 2002

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$(38)	$101	$114	$237	$617	$(22)	$1,009

Cash flows from investing activities:
Property, plant and equipment investments	(351)	–	(159)	(66)	(117)	–	(693)
Acquisitions	–	–	–	–	(6)	–	(6)
Proceeds from sales of assets	383	–	19	–	266	–	668
Other	(8)	–	–	(13)	(10)	–	(31)

Cash provided by (used for) investing activities	24	–	(140)	(79)	133	–	(62)

Cash flows from financing activities:
Net increase (decrease) in debt	(760)	(135)	4	(66)	104	–	(853)
Net change in intercompany payable/invested equity	867	34	21	(86)	(858)	22	–
Proceeds from option plan exercises	4	–	–	–	–	–	4
Employee stock purchase plan	37	–	–	–	–	–	37
Fees paid to issue debt	(14)	–	–	–	–	–	(14)
Cash dividends paid	(118)	–	–	–	–	–	(118)

Cash (used for) financing activities	16	(101)	25	(152)	(754)	22	(944)

(Decrease) increase in cash	2	–	(1)	6	(4)	–	3
Balance at beginning of year	–	–	1	12	26	–	39

Balance at end of year	$2	$–	$–	$18	$22	$–	$42

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 29, 2001

	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
In millions
Cash provided by (used for) operations	$168	$(32)	$225	$534	$340	$246	$1,481

Cash flows from investing activities:
Property, plant and equipment investments	(276)	–	(153)	(134)	(176)	–	(739)
Timber and timberlands purchases	–	–	–	–	(31)	–	(31)
Acquisitions	–	–	(46)	–	(87)	–	(133)
Proceeds from sales of assets	184	–	–	–	2,127	–	2,311
Other	10	–	–	(28)	(48)	–	(66)

Cash provided by (used for) investing activities	(82)	–	(199)	(162)	1,785	–	1,342

Cash flows from financing activities:
Net increase (decrease) in debt	(2,100)	(471)	(34)	4	(183)	–	(2,784)
Net change in intercompany payable/invested equity	2,061	503	14	(376)	(1,956)	(246)	–
Proceeds from option plan exercises	129	–	–	–	–	–	129
Employee stock purchase plan	36	–	–	–	–	–	36
Fees paid to issue debt	(38)	–	(1)	–	–	–	(39)
Cash dividends paid	(175)	–	–	–	–	–	(175)

Cash provided by (used for) financing activities	(87)	32	(21)	(372)	(2,139)	(246)	(2,833)

(Decrease) increase in cash	(1)	–	5	–	(14)	–	(10)
Balance at beginning of year	1	–	(4)	12	40	–	49

Balance at end of year	$–	$–	$1	$12	$26	$–	$39

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of January 3, 2004

	Georgia-Pacific Corp.		Fort James Corp.		Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash and equivalents	$1		$–		$1	$25		$24		$–	$51
Receivables, less allowances	(16)		–		–	541		1,390		–	1,915
Inventories	891		–		629	285		387		–	2,192
Deferred income tax assets	178		–		(39)	16		(30)		–	125
Intercompany interest receivable	488		8		–	7		91		(594)	–
Other current assets	161		–		12	64		127		(49)	315

Total current assets	1,703		8		603	938		1,989		(643)	4,598

Total property, plant and equipment, net	2,880		–		3,226	1,215		1,798		1	9,120

Goodwill, net	491		–		5,824	994		348		(1)	7,656

Intercompany notes receivable	2,289		1,964		(1)	3,772		204		(8,228)	–

Other assets	10,883		9,531		496	387		849		(19,115)	3,031

Total assets	$18,246		$11,503		$10,148	$7,306		$5,188		$(27,986)	$24,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$47		$714		$7	$13		$698		$(1)	$1,478
Accounts payable	617		–		181	505		260		–	1,563
Intercompany interest payable	91		212		8	1		282		(594)	–
Other current liabilities	914		24		172	146		176		(50)	1,382

Total current liabilities	1,669		950		368	665		1,416		(645)	4,423

Long-term debt, excluding current portion	8,321		404		254	91		100		–	9,170

Intercompany notes payable	204	(a)	928	(b)	5,006 (c)	77	(d)	2,014	(e)	(8,229)	–

Other long-term liabilities	2,267		–		587	179		899		(100)	3,832

Deferred income tax liabilities	391		(27)		655	42		524		1	1,586

Shareholders’/invested equity	5,394		9,248		3,278	6,252		235		(19,013)	5,394

Total liabilities and shareholders’ equity	$18,246		$11,503		$10,148	$7,306		$5,188		$(27,986)	$24,405

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The intercompany amount of $204 million is comprised of two notes due to Other Non-Guarantor entities, in the amounts of $115 million, and $89 million, bearing interest at 5.5%, and 6.5%, respectively. These obligations mature in December 2018, and December 2020, respectively.
(b)	The intercompany amount of $928 million consists of two notes payable to Georgia-Pacific Corp. These notes are both due November 2005 and bear interest at 8%.
(c)	The intercompany amount of $5,006 million consists of six notes due to Fort James Non-Guarantor Subsidiaries totaling $2,937 million and three demand notes payable to Fort James totaling $1,887 million. Of the $2,937 million, $2,397 million matures in December 2009 and bears interest at 7.8%, and the remaining $540 million consists of demand notes bearing interest at a floating rate determined by the yield of Fort James public debt. Of the $1,887 million demand notes, $1,464 million bears interest at a floating rate determined by the yield of Fort James public debt, and the remaining $423 million bears interest at a fixed rate of 7%.
(d)	The intercompany amount of $77 million consists of a note due to Fort James, which is the combination of a 24 million GBP note and a 18 million GBP note, both bearing interest at a floating rate of 3 month Libor plus 1 1/4% and maturing on January 28, 2006.
(e)	The intercompany amount of $2,104 million is comprised primarily of two notes payable to Georgia-Pacific Corp. totaling $1,310 million with $600 million bearing interest at 8% and $710 million bearing interest at Libor plus 1.4%. Both notes mature on July 14, 2005.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of December 28, 2002

	Georgia-Pacific Corp.		Fort James Corp.		Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated Amounts
In millions
ASSETS
Current assets:
Cash and equivalents	$3		$–		$–		$18		$21		$–	$42
Receivables, less allowances	(11)		–		11		461		1,316		–	1,777
Inventories	817		–		704		239		376		–	2,136
Deferred income tax assets	33		–		(16)		16		2		–	35
Intercompany interest receivable	348		–		–		6		71		(425)	–
Other current assets	641		–		22		25		49		(1)	736

Total current assets	1,831		–		721		765		1,835		(426)	4,726

Total property, plant and equipment, net	2,991		–		3,362		1,061		1,908		–	9,322

Goodwill, net	485		–		5,931		792		455		–	7,663

Intercompany note receivable	2,281		1,956		–		3,310		246		(7,793)	–

Other assets	10,442		8,875		465		373		823		(18,060)	2,918

Total assets	$18,030		$10,831		$10,479		$6,301		$5,267		$(26,279)	$24,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$329		$266		$5		$16		$715		$–	$1,331
Accounts payable	659		–		208		426		239		–	1,532
Intercompany interest payable	71		142		–		–		212		(425)	–
Other current liabilities	734		23		197		134		93		1	1,182

Total current liabilities	1,793		431		410		576		1,259		(424)	4,045

Long-term debt, excluding current portion	8,706		1,030		266		72		111		–	10,185

Intercompany note payable	204	(a)	920	(b)	4,727	(c)	111	(d)	1,832	(e)	(7,794)	–

Other long-term liabilities	2,606		–		485		530		877		(101)	4,397

Deferred income tax liabilities	161		–		751		(23)		553		–	1,442

Shareholders’/invested equity	4,560		8,450		3,840		5,035		635		(17,960)	4,560

Total liabilities and shareholders’ equity	$18,030		$10,831		$10,479		$6,301		$5,267		$(26,279)	$24,629

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The intercompany amount of $204 million is comprised of two notes due to Other Non-Guarantor entities, in the amounts of $115 million and, $89 million, bearing interest at 5.5% and, 6.5%, respectively. These obligations mature in December 2018 and December 2020, respectively.
(b)	The intercompany amount of $920 million consists of two notes payable to Georgia-Pacific Corp. These notes are both due November 2005 and bear interest at 8%.
(c)	The intercompany amount of $4,727 million consists of four notes due to Fort James Non-Guarantor Subsidiaries totaling $2,657 million and three demand notes payable to Fort James totaling $1,887 million. Of the $2,657 million, $2,397 million matures in December 2009 and bears interest at 7.8%, and the remaining $260 million consists of demand notes bearing interest at a floating rate determined by the yield of Fort James public debt. Of the $1,887 million demand notes, $1,464 million bears interest at a floating rate determined by the yield of Fort James public debt, and the remaining $423 million bears interest at a fixed rate of 7%.
(d)	The intercompany amount of $111 million consists primarily of a $68 million note due to Fort James, which is the combination of a 24 million GBP note and a 18 million GBP note, both bearing interest at a floating rate of 3 month Libor plus 1 1/4% and maturing on January 28, 2006, and a $38 million note due to Other Non-Guarantor Subsidiaries.
(e)	The intercompany amount of $1,832 million is comprised primarily of two notes payable to Georgia-Pacific Corp. totaling $1,310 million with $600 million bearing interest at 8% and $710 million bearing interest at Libor plus 1.4%. Both notes mature on July 14, 2005.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Selected Financial Data—Operations

	Fiscal Year Ended
	2003*	2002**	2001***	2000	1999
In millions, except per share amounts and ratios
Operations:
Net sales	$20,255	$23,271	$25,016	$22,050	$18,409

Costs and expenses:
Cost of sales	15,849	18,115	19,276	17,334	14,407
Selling and distribution	1,307	1,869	2,025	1,600	818
Depreciation, amortization and accretion	1,045	1,030	1,343	910	815
General and administrative	865	1,054	1,072	856	765
Interest	833	841	1,080	595	426
Other losses, net	21	870	534	202	14

Total costs and expenses	19,920	23,779	25,330	21,497	17,245

Income (loss) from continuing operations before income taxes	335	(508)	(314)	553	1,164
Provision (benefit) for income taxes	109	(318)	174	210	448

Income (loss) from continuing operations	226	(190)	(488)	343	716
Income from discontinued operations, net of taxes	–	–	70	162	400

Income (loss) before accounting changes	226	(190)	(418)	505	1,116
Accounting changes, net of taxes	28	(545)	11	–	–

Net income (loss)	$254	$(735)	$(407)	$505	$1,116

Other statistical data:
Georgia-Pacific Group:
Income (loss) from continuing operations	$226	$(190)	$(488)	$343	$716
Accounting changes, net of taxes	28	(545)	11	–	–

Net income (loss)	$254	$(735)	$(477)	$343	$716

Basic per share:
Income (loss) from continuing operations	$0.90	$(0.80)	$(2.14)	$1.95	$4.17
Accounting changes, net of taxes	0.11	(2.29)	0.04	–	–

Net income (loss)	$1.01	$(3.09)	$(2.10)	$1.95	$4.17

Diluted per share:
Income (loss) from continuing operations	$0.90	$(0.80)	$(2.14)	$1.94	$4.07
Accounting changes, net of taxes	0.11	(2.29)	(0.04)	–	–

Net income (loss)	$1.01	$(3.09)	$(2.10)	$1.94	$4.07

The Timber Company:
Income from discontinued operations, net of taxes			$70	$162	$400
Basic per common share			$0.86	$2.01	$4.75
Diluted per common share			$0.86	$2.00	$4.73
Average number shares outstanding:
Georgia-Pacific Group, basic	250.4	237.6	227.6	175.8	171.8
Georgia-Pacific Group, diluted	251.4	237.6	227.6	176.9	175.9
The Timber Company, basic			81.0	80.7	84.1
The Timber Company, diluted			81.7	81.1	84.6
Earnings to fixed charges	1.3	(a )	(a )	1.8	3.5
Effective income tax rate	32.5%	62.6%	NM	38.0%	38.5%

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

*	Our fiscal year ends on the Saturday closest to December 31. Typically, our fiscal year consists of 52 weeks ending on Saturday. However, because the current fiscal year ended on January 3, 2004, our fiscal year 2003 had 53 weeks. Additionally, during 2003 we adopted SFAS No. 143 and SFAS No. 148 (see Note 1 of the Notes to Consolidated Financial Statements).
**	During 2002, we sold a 60% controlling interest in our Unisource paper distribution business to Bain Capital (see Note 4 of the Notes to Consolidated Financial Statements). Additionally, we adopted the provisions of SFAS No. 142 (see Note 7 of the Notes to Consolidated Financial Statements).
***	During 2001, we completed the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001. Additionally, we sold a portion of our away-from-home tissue manufacturing assets to SCA and certain white paper facilities to Domtar (see Note 4 of the Notes to Consolidated Financial Statements).
(a)	In fiscal 2002 and 2001 fixed charges exceeded earnings for fixed charges by $522 million and $324 million, respectively.
NM	– not meaningful.

Earnings to Fixed Charges

Income before income taxes, extraordinary items and accounting changes plus total interest cost (interest expense plus capitalized interest and our share of guaranteed debt of our equity method investments) and one-third of rent expense, divided by total interest cost plus one one-third of rent expense.

Effective Income Tax Rate

Provision (benefit) for income taxes divided by income (loss) from continuing operations before income taxes.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Selected Financial Data—Financial Position, End of Year

	Year Ended
	January 3,	December 28,	December 29,	December 30,	January 1,
	2004	2002	2001*	2000	2000

In millions, except per share amounts, ratios, and percentages
Financial position, end of year:
Current assets	$4,598	$4,726	$5,479	$6,438	$4,673
Property, plant and equipment, net	9,120	9,322	9,792	11,784	7,060
Goodwill, net	7,656	7,663	8,265	8,985	2,697
Other assets	3,031	2,918	2,828	2,211	1,075

Total assets	$24,405	$24,629	$26,364	$29,418	$15,505

Current liabilities	$4,423	$4,045	$5,810	$5,676	$3,849
Long-term debt	9,170	10,185	9,358	12,355	3,955
Senior deferrable notes	–	–	863	863	863
Other long-term liabilities	3,832	4,397	3,582	2,647	1,803
Deferred income taxes	1,586	1,442	1,846	2,155	1,160

Total liabilities	$19,011	$20,069	$21,459	$23,696	$11,630

Shareholders’ equity	$5,394	$4,560	$4,905	$5,722	$3,875

Other statistical data:
Property, plant and equipment investments	$710	$693	$739	$909	$723
Timber and timberland purchases	–	–	31	59	78
Cash paid for acquisitions	–	6	133	6,142	1,658

Current ratio	1.04	1.2	0.9	1.1	1.2
Total debt to capital, book basis	49.6%	52.6%	52.2%	56.7%	42.8%
Total debt to capital, market basis:
Georgia-Pacific Group	57.6%	74.4%	65.5%	68.1%	39.7%
The Timber Company, discontinued operation				21.0%	32.2%
Per share market price:
Georgia-Pacific Corporation (after fiscal year 2001):
High	$31.11	$31.60
Low	$12.77	$9.81
Period-end	$30.56	$15.80
Georgia-Pacific Group:
High			$37.65	$51.94	$54.13
Low			$25.39	$19.31	$29.34
Period-end			$27.98	$31.13	$50.75
The Timber Company, discontinued operation:
High			$39.70	$32.00	$27.19
Low			$27.85	$20.75	$19.88
Period-end				$29.94	$24.63
Book value per common share:
Georgia-Pacific Group	$21.33	$18.23	$21.32	$25.45	$22.50
The Timber Company, discontinued operation				$1.81	$1.51
Shares of stock outstanding at year-end:
Georgia-Pacific Group	252.9	250.2	230.1	224.8	172.2
The Timber Company, discontinued operation				80.2	82.9
Dividends declared per share:
Georgia-Pacific Group	$0.50	$0.50	$0.50	$0.50	$0.50
The Timber Company, discontinued operation			$0.75	$1.00	$1.00

*	We completed the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001 (see Note 4 of the Notes to Consolidated Financial Statements).

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

Current Ratio

Current assets divided by current liabilities as of the end of the year.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Sales and Operating Profits by Operating Segment

	2003		2002		2001		2000		1999
In millions, except percentages
Net sales(a):
North America consumer products:
Tissue	$4,478	22%	$4,440	19%	$4,440	18%	$1,829	8%	$1,186	6%
Dixie	942	5	897	4	859	3	77	–	–	–
Other	10	–	8	–	11	–	21	–	9	–

Total North America consumer products	5,430	27	5,345	23	5,310	21	1,927	8	1,195	6

Total International consumer products	1,941	10	1,663	7	1,590	6	119	1	–	–

Packaging:
Containerboard	565	3	536	2	523	2	626	3	554	3
Packaging	2,104	10	2,062	9	1,959	8	2,020	9	1,892	10
Railroads	2	–	1	–	3	–	2	–	2	–

Total packaging	2,671	13	2,599	11	2,485	10	2,648	12	2,448	13

Bleached pulp and paper:
Market pulp	644	3	595	3	763	3	1,052	5	828	5
Bleached board	224	1	200	1	241	1	195	1	198	1
Paper	960	5	802	3	1,147	5	1,137	5	1,347	7
Other	292	1	273	1	230	1	150	1	140	1

Total bleached pulp and paper	2,120	10	1,870	8	2,381	10	2,534	12	2,513	14

Paper distribution:
Fine paper	–	–	2,911	13	3,845	16	4,200	19	1,980	11
Supply systems	–	–	1,826	8	2,356	9	2,661	12	1,329	7
Other	–	–	–	–	–	–	–	–	22	–

Total paper distribution	–	–	4,737	21	6,201	25	6,861	31	3,331	18

Building products manufacturing:
Wood panels	1,349	7	1,030	4	1,015	4	1,120	5	1,233	7
Lumber	993	5	956	4	983	4	1,069	5	1,086	6
Gypsum products	711	4	624	3	621	2	903	4	1,189	6
Chemicals	494	2	445	2	481	2	461	2	445	2
Other	243	1	225	1	137	1	95	–	102	1

Total building products manufacturing	3,790	19	3,280	14	3,237	13	3,648	16	4,055	22

Building products distribution:
Wood panels	1,999	10	1,685	7	1,713	7	2,115	10	2,506	14
Lumber	1,517	7	1,379	6	1,354	5	1,473	7	1,662	9
Other	783	4	711	3	742	3	723	3	696	4

Total building products distribution	4,299	21	3,775	16	3,809	15	4,311	20	4,864	27

Corporate and other(b)	4	–	2	–	3	–	2	–	3	–

Total net sales	$20,255	100%	$23,271	100%	$25,016	100%	$22,050	100%	$18,409	100%

Operating profits:
North America consumer products	$601	51%	$851	256%	$663	87%	$(9)	(1)%	$131	8%
International consumer products	160	14	141	42	126	16	(9)	(1)	–	–
Packaging	345	30	323	97	388	51	517	45	328	21
Bleached pulp and paper	(133)	(11)	58	17	25	3	352	31	103	6
Paper distribution	–	–	(516)	(155)	48	6	158	14	78	5
Building products manufacturing	379	32	129	39	83	11	354	31	1,138	72
Building products distribution	98	8	50	15	65	8	23	2	63	4
Corporate and other(c)	(282)	(24)	(703)	(211)	(632)	(82)	(238)	(21)	(251)	(16)

Total operating profits	$1,168	100%	$333	100%	$766	100%	$1,148	100%	$1,590	100%

(a)	Represents net sales to unaffiliated customers.
(b)	Includes net sales from miscellaneous businesses.
(c)	Includes some miscellaneous businesses, unallocated corporate operating expenses and other charges, and the elimination of profit on intersegment sales.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
In Millions
Year ended January 3, 2004
Allowance for doubtful accounts	$39	$15	$–		$(12)	$42

Restructuring reserves	$69	$51	$–	***	$(45)	$75

Year ended December 28, 2002
Allowance for doubtful accounts	$39	$17	$–		$(17)**	$39

Restructuring reserves	$103	$16	$–	***	$(50)	$69

Year ended December 29, 2001
Allowance for doubtful accounts	$34	$32	$–		$(27)**	$39

Restructuring reserves	$55	$57	$109	***	$(118)	$103

**	Accounts written off
***	Net amounts charged to goodwill

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III

Except as to information with respect to executive officers, which is presented below under Item 10 to this Form 10-K, the information required by Part III of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders scheduled to be held on May 4, 2004. Georgia-Pacific will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information regarding our directors required by this Item is set forth in our Notice of 2004 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Nominees and Directors” and is incorporated herein by this reference thereto.

We make available free of charge within the Investor Information section of our Internet website, at www.gp.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the charters of our Board standing committees, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers. Requests for copies may be directed to Investor Relations, Georgia-Pacific Corporation, 133 Peachtree Street, NE, Atlanta, GA 30303, or telephone (404) 652-5555. We intend to disclose any amendments to our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers, and any waiver from a provision of either code granted to our Chief Executive Officer, Chief Financial Officer or Vice President and Controller, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Executive Officers of Georgia-Pacific Corporation

The executive officers of Georgia-Pacific are as follows:

Name	Age	Date First Elected as an Officer	Position or Office
Alston D. Correll	62	1988	Chairman, Chief Executive Officer and a Director
Lee M. Thomas	59	1993	President, Chief Operating Officer and a Director
Patricia A. Barnard	54	1998	Executive Vice President—Human Resources
James E. Bostic, Jr.	56	1991	Executive Vice President—Environmental, Government Affairs and Corporate Services
Michael C. Burandt	59	2000	President—North American Consumer Products
Danny W. Huff	53	1993	Executive Vice President—Finance and Chief Financial Officer
James F. Kelley	62	1993	Executive Vice President and General Counsel
Steven J. Klinger	44	2003	Executive Vice President and President—Packaging
David J. Paterson	49	1994	Executive Vice President and President—Building Products
John F. Lundgren	51	2000	President—European Consumer Products
Ronald L. Paul	60	1995	Executive Vice President—Wood Products
George W. Wurtz III	47	2001	Executive Vice President and President—Pulp and Paper
James E. Terrell	54	1989	Vice President and Controller

Alston D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and served as President from July 1991 until September 2002. Mr. Correll has been a director of Georgia-Pacific since May 1992.

Lee M. Thomas has been Georgia-Pacific’s President and Chief Operating Officer since March 2003. Prior to that time he served as Georgia-Pacific’s President since September 2002. Mr. Thomas has been a director of Georgia-Pacific since May 2002. He served as Georgia-Pacific’s President of the building products and distribution businesses from March 2002 until September 2002. Prior to that time, Mr. Thomas served as Executive Vice President—Consumer Products from November 2001 until March 2002, Executive Vice President—Paper and Chemicals from December 1997 until November 2000, Executive Vice President—Paper from January 1997 until December 1997, Senior Vice President—Environmental, Government Affairs and Communications from February 1994 until January 1995 and Senior Vice President—Environmental and Governmental Affairs from March 1993 until January 1994.

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

Steven J. Klinger has been Executive Vice President and President—Packaging since March 2003. Prior to that time, he served as President—Packaging from January 2002 until March 2003, Vice President—Operations—Packaging from January 2000 until January 2002, Southeast Regional Manager—Containerboard and Packaging from January 1998 until January 2000 and Regional Manager, J&J Corrugated, one of our subsidiaries, from January 1997 until January 1998.

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

James E. Terrell was elected a Vice President in January 1991 and has served as Controller since 1989.

Our Board of Directors elects our officers. The Chief Executive Officer has the authority to appoint one or more Vice Presidents to hold such office until the next annual organizational meeting of the Board. The Chief Executive Officer also has the authority to approve the compensation of officers at the Vice President level. The Compensation Committee of the Board of Directors determines the compensation of all our other officers, including officers who are also our directors. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is set forth in our Notice of 2004 Annual Meeting of Shareholders and Proxy Statement in the sections entitled “Compensation Committee Report,” “Summary Compensation Table,” “Option and Performance Rights Grants in 2003” and “Agreements with Executive Officers” and is incorporated herein by reference thereto.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in our Notice of 2004 Annual Meeting and Proxy Statement in the section entitled “Ownership of Common Stock of Georgia-Pacific” and in the “Equity Compensation Plan Information” subsection of the section entitled “Approval of Benefit Plan Amendments” and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our Notice of 2004 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Independent Auditor Information” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Form 10-K, or specifically incorporated herein by reference:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Auditors for Georgia-Pacific Corporation and subsidiaries dated January 29, 2004 are presented under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Valuation and Qualifying Accounts of Georgia-Pacific Corporation and subsidiaries for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Number		Description

3.1	(i)	Articles of Incorporation, restated as of December 16, 1997 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).

3.1	(ii)	Articles of Amendment to Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.2	(i)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on November 30, 2000, and incorporated by this reference thereto).

3.2	(ii)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Form 8-K dated April 19, 2001, filed April 19, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.3		Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.4		Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.5		Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1	(i)	Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-i, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-i and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

4.1	(ii)	Amendment No. 1 to the Amended and Restated Rights Agreement, effective November 8, 1999 (Filed as Exhibit 4.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1	(iii)	Amendment No. 1 to the Amended and Restated Rights Agreement, effective November 8, 1999 (Filed as Exhibit 1 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto.)

4.1	(iv)	Amendment No. 2 to the Amended and Restated Rights Agreement, effective July 18, 2000 (Filed as Exhibit 2 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1	(v)	Amendment No. 3 to the Amended and Restated Rights Agreement, effective September 26, 2001 (Filed as Exhibit 3 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.2	(i)	Indenture, dated as of March 1,1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.2	(ii)	First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.2	(iii)	Agreement of Resignation, Appointment and Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.3		Form of Purchase Contract Agreement relating to Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(p) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

4.4	Form of Pledge Agreement for Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(q) to the Corporation’s Registration Statement on Form 8-A relating to File No. 333-80757 as filed with the Commission on June 25, 1999, Commission File No.
001-03506, and incorporated herein by this reference thereto).

4.5		Form of Remarketing Agreement between Georgia-Pacific Corporation and Morgan Stanley & Co. Incorporated (Filed as Exhibit 4(u) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

4.6	Indenture between James River Corporation of Virginia and the Bank of New York, dated November 1, 1991 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on November 4, 1991, Commission File No.
33-43335, and incorporated herein by this reference thereto).

Number		Description

4.7		Second Supplemental Indenture among Georgia-Pacific Corporation, Fort James Corporation, and The Bank of New York, dated February 19, 2001 (Filed as Exhibit 4.7 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.7	(i)	Third Supplemental Indenture by and among Fort James Operating Company, Fort James Corporation and The Bank of New York, dated as of March 20, 2003 (Filed as Exhibit 4.71(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.7	(ii)	Indenture, 8.875% Senior Notes Due 2010, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7	(iii)	Indenture, 9.375 % Senior Notes Due 2013, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.2 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7	(iv)	Form of Note regarding 8.875% Senior Notes Due 2010, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.3 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7	(v)	Form of Note regarding 9.375 % Senior Notes Due 2013, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.4 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7	(vi)	Exchange and Registration Rights Agreement regarding 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, dated as of January 30, 2003, between Georgia-Pacific Corporation and Fort James Corporation (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7	(vii)	Amendment No. 1 to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, dated June 12, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor, and The Bank of New York, Trustee (Filed as the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on June 12, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7	(viii)	Amendment No. 2 to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, dated July 23, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on July 23, 2003, Commission File No. 333-104549-01, and incorporated herein by this reference thereto).

4.7	(ix)	Form of Letter of Transmittal to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, among Georgia-Pacific Corporation, Fort James Corporation and The Bank of New York, the Exchange Agent (Filed as Exhibit 99.1 to the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on July 23, 2003, Commission File No. 333-104549-01, and incorporated herein by this reference thereto).

Number		Description

4.7	(x)	Amendment No. 3 to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, dated July 23, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor, and The Bank of New York, Trustee (Filed as the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on July 25, 2003, Commission File No. 333-104549-01, and incorporated herein by this reference thereto).

4.7	(xi)	Indenture, 7 3/8% Senior Notes Due 2008, dated as of June 3, 2003, among Georgia-Pacific Corporation, Fort James Corporation and Fort James Operating Company , as the Guarantors, and The Bank of New York, Trustee (Filed as Exhibit 4.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.7	(xii)	Indenture, 8% Senior Notes Due 2014, dated as of June 3, 2003, among Georgia-Pacific Corporation, Fort James Corporation and Fort James Operating Company, as the Guarantors, and The Bank of New York, Trustee (Filed as Exhibit 4.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.7	(xiii)	Exchange and Registration Rights Agreement for $350,000,000 7 3/8% Senior Notes Due 2008 and $150,000,000 8% Senior Notes Due 2014, dated as of June 3, 2003, among Georgia-Pacific Corporation, Fort James Corporation and Fort James Operating Company (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on From 10-Q for the quarter ended June 28, 2003, Commission File No. 000-03506, and incorporated herein by this reference thereto).

4.7	(xiv)	Form of Letter of Transmittal to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, among Georgia-Pacific Corporation, Fort James Corporation and The Bank of New York, the Exchange Agent (Filed as Exhibit 99.1 to the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on July 25, 2003, Commission File No. 333-104549-01, and incorporated herein by this reference thereto).

4.8		Form of Stock Purchase Units (included as Exhibits A and B of Exhibit 4.3) (Filed as Exhibit 4(v) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

4.9		In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10.1		Directors Group Life Insurance Program (Filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.2	(i)	Form of Officer Retirement Agreement (Officers Retirement Plan) (Filed As Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.2	(ii)	Georgia-Pacific Corporation Supplemental Retirement Plan for Eligible Executives, Amended and Restated, effective as of January 1, 2002 (Filed as Exhibit 10.2(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number		Description

10.2	(iii)	Form of Officer Retirement Agreement (Officers Retirement Plan), effective as of April 1, 2002 (Filed as Exhibit 10.2(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3	(i)	Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3	(ii)	Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated, effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3	(iii)	Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3	(iv)	Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3	(v)	Amendment No. 2 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).(1)*

10.3	(vi)	Amendment No. 3 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective August 1, 1994) (Filed as Exhibit 10.3(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3.	(vii)	Amendment No. 4 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1998) (Filed as Exhibit 10.3(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.4	(i)	Economic Value Incentive Plan, as Amended and Restated effective January 21, 2001 (Filed as Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.4	(ii)	Georgia-Pacific Corporation Economic Value Incentive Plan for European Employees, effective as of January 1, 2001 (Filed as Exhibit 10.4(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.5	(i)	Amendment No. 1 to the Georgia-Pacific Corporation Economic Value Incentive Plan, as Amended and Restated by Action of the Compensation Committee on January 29, 2001, effective February 15, 2001 (Filed as Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number		Description

10.5	(ii)	Amendment No. 2 to the Georgia-Pacific Corporation Economic Value Incentive Plan, effective as of May 7, 2002 (Filed as Exhibit 10.5(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6	(i)	1995 Shareholder Value Incentive Plan, as Amended and Restated effective December 16, 1997 (Filed as Exhibit 10.8(iv) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto).*

10.6	(ii)	Amendment No. 1 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective May 5, 1998 (Filed as Exhibit 10.8(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6	(iii)	Amendment No. 2 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective September 29, 1999 (Filed as Exhibit 10.8(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6	(iv)	Amendment No. 3 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective March 24, 2000 (Filed as Exhibit 10.8(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6	(v)	Amendment No. 4 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective July 18, 2000 (Filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6	(vi)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1995 Grant) (Filed as Exhibit 99.11 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.6	(vii)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1995 Grant) (Filed as Exhibit 99.12 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.6	(viii)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1996 Grant) (Filed as Exhibit 99.13 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.6	(ix)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1996 Grant) (Filed as Exhibit 99.14 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.6	(x)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.15 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

Number		Description

10.6	(xi)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.16 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.6	(xii)	Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.17 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.6	(xiii)	Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.18 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7	(i)	Outside Directors Stock Plan (As in effect September 23, 1998, including Amendments No. 1 and 2) (Filed as Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.7	(ii)	Georgia-Pacific Corporation Outside Director Stock Option Plan, effective as of February 1, 2002 (Filed as Exhibit 10.7(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.7	(iii)	Georgia-Pacific Corporation Outside Director Stock Option Plan, effective as of February 1, 2002 (Filed as Exhibit 10.7(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.8	(i)	Directors Deferred Compensation Plan, effective September 22, 1998 (Filed as Exhibit 10.10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.8	(ii)	Form of Deferral Agreement. (Filed as Exhibit 10.10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto.)*

10.8	(iii)	Georgia-Pacific Corporation Deferred Compensation Plan, effective as of February 1, 2002 (Filed as Exhibit 10.8(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.9	(i)	Amendment No 1 to the Change of Control Agreement for Gary A. Myers dated March 15, 1999 (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.9	(ii)	Amendment No 1 to the Change of Control Agreement for Donald L. Glass dated March 15, 1999 (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.9	(iii)	Form of Change of Control Agreement (Filed as Exhibit 10.9(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number		Description

10.9	(iv)	Form of Change of Control Agreement, Two Year Letter, dated as of April 1, 2002 (Filed as Exhibit 10.9(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.9	(v)	Form of Change of Control Agreement, Three Year Letter, dated as of April 1, 2002 (Filed as Exhibit 10.9(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.10	(i)	Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Canadian Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA (Chicago Office), as the Secondary Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(ii)	Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., and Falcon Asset Securitization Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(iii)	Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, LTD (New York Branch) and Wachovia Bank, N.A., as the Secondary Purchases and Citicorp North America, Inc., as the Administrative Agent (Filed as Exhibit 10.10(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(iv)	Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as the Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, and Victory Receivables Corporation, as the Purchasers, and Citicorp North America, Inc., as the Administrative Agent (Filed as Exhibit 10.10(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(v)	First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent. (Filed as Exhibit 10.10(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.10	(vi)	Second Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of August 30, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North American, Inc., as Administrative Agent (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated August 30, 2002, filed September 11, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(vii)	Third Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of October 23, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North American, Inc., as Administrative Agent (Filed as Exhibit 10.6 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(viii)	Fourth Amendment and Waiver to Second Amended and Restated Receivables Purchase Agreement dated as of December 6, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North American, Inc., as Administrative Agent (Filed as Exhibit 10.7 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(ix)	Fifth Amendment and Waiver to the Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association and Citicorp North America, Inc., as Administrative Agent (Filed as Exhibit 10.2 to the Corporation’s Form 8-K, dated March 28, 2003, filed March 31, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(x)	Sixth Amendment and Waiver to the Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent, Special Purpose Accounts Receivables Cooperative Corporation and Canadian Imperial Bank of Commerce (Filed as Exhibit 10.3 to the Corporation’s Form 8-K, dated March 28, 2003, filed March 31, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.10	(xi)	Sixth Amendment to Receivables Sale Agreements dated as of August 30, 2002, among Portfolio Receivables, LLC, the Seller, Unisource Worldwide, Inc., Asset Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce, the Servicing Agent (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated August 10, 2002, filed September 11, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.10	(xii)	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of May 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Special Purpose Accounts Receivables Cooperative Corporation, Canadian Imperial Bank of Commerce, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent. (1)

10.10	(xiii)	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of December 15, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, CRC Funding, LLC, as successor to Corporate Receivables Corporation, CAFCO, LLC, as successor to Corporate Asset Funding Company, Inc., Gotham Funding Corporation, Special Purpose Accounts Receivables Cooperative Corporation, Canadian Imperial Bank of Commerce, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent. (1)

10.11	(i)	Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto).*

10.11	(ii)	Amendment No. One to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(iii)	Amendment No. Two to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(iv)	Amendment No. Three to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.11(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(v)	Form of Revised Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form l0-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(vi)	Form of Revised Special Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number		Description

10.11	(vii)	Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 1999 Performance Period (January 28, 1999 Grant) (Filed as Exhibit 10.12(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(viii)	Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 2000 Performance Period (January 28, 1999 Grant) (Filed as Exhibit 10.12(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(ix)	Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 2001 Performance Period (January 28, 1999 Grant) (Filed as Exhibit l0.12(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(x)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2001 through December 31, 2003 Performance Period (January 29, 2001 Grant) (Filed as Exhibit 10.11(x) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(xi)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 28, 1999 Grant) (Filed as Exhibit 10.12(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11	(xii)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.12(x) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated here by this reference thereto).*

10.11	(xiii)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2000 though December 31, 2002 Performance Period (January 21, 2000 Grant) (Filed as Exhibit 10.12(xi) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated here by this reference thereto).*

10.11	(xiv)	Amendment Number Four to the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan, effective as of January 1, 2002 (Filed as Exhibit 10.11(xiv) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12	(i)	Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10. 10(ii) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto).*

10.12	(ii)	Amendment No. 1 to the Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12	(iii)	Amendment No. 2 to the Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.3 to the Corporation’s Quarter Report on Form 10-Q for the quarter ended July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number		Description

10.12	(iv)	Form of Revised Timber Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.3 to the Corporation’s Quarterly Report on Form l0-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12	(v)

Form of Timber Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form

10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.13	(i)	Fort James Corporation MIP Bonus Deferral Plan (Filed as Exhibit 99.1 to Fort James Corporation’s Registration Statement on Form S-8, Commission File No. 333-66715, dated November 3, 1998, and incorporated herein by this reference thereto).

10.13	(ii)	Fort James Supplemental Deferral Plan 1999, Amendment and Restatement (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.13	(iii)	Fort James Corporation Stock Option Plan For Outside Directors, Amended and Restated as of February 18, 1999 (Filed as Exhibit 99.6 to the Corporation’s Registration Statement on Form S-8 dated December 7, 2000, Commission File No. 333-51442, and incorporated herein by this reference).*

10.13	(iv)

Fort James Corporation 1996 Stock Incentive Plan, 1997 Amendment and Restatement (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No.

001-03506, and incorporated herein by this reference thereto).*

10.13	(v)	Fort James Corporation Split Dollar Life Insurance Plan (Effective date of January 1, 1998 (Filed as Exhibit 10.13(v) to the Corporation’s Annual Report on Form
10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.13	(vi)	Form of Fort James Corporation Restricted Stock Unit Award Agreement (Filed as Exhibit 10.13(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.13	(vii)	Fort James Corporation Supplemental-Benefit Plan (Amended and Restated Effective January 1, 1999) (Filed as Exhibit 10.13(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.13	(viii)(a)	Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.H with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 001-06901, and incorporated herein by this reference).*

10.13	(viii)(b)	Amendment dated December 28, 1993 to the Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.9(A) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 001-06901, and incorporated herein by this reference).*

Number		Description

10.13	(viii)c)	Amendment dated March 1, 1995 to the Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.9(B) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 001-20473, and incorporated herein by this reference).*

10.13	(ix)(a)	Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 10.15 with the Fort Howard Corporation’s No. 1 to Registration Statement on Form S-1, Commission File No. 33-56573, dated February 8, 1995, and incorporated herein by this reference).*

10.13	(ix)(b)	Amendment No. I to Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 4.4 with the Fort Howard Corporation’s Registration Statement on Form
S-8, Commission File No. 333-20959, dated February 3, 1997, and incorporated herein by this reference).*

10.13	(x)	James River Corporation of Virginia 1987 Stock Option Plan 1993 Amendment and Restatement (Filed as Exhibit 10(j) to James River Corporation’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, Commission File No. 001-06901, and incorporated herein by this reference).*

10.14		Agreement and Plan of Merger dated as of May 25, 1999, among Unisource Worldwide, Inc., Georgia-Pacific Corporation and Atlanta Acquisition Corp (Filed as Exhibit 99(c)(1) to the Schedule 14D-1 of Atlanta Acquisition Corp. and Georgia-Pacific Corporation, Commission File No. 005-51073, and incorporated herein by this reference thereto).

10.15		Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue, LLC, dated as of October 4, 1999 (Filed as Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.16		Operating Agreement Georgia-Pacific Tissue. LLC, dated as of October 4, 1999, Between Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (Filed as Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.17		Agreement and Plan of Merger, dated as of July 16, 2000, among Georgia-Pacific Corporation, Fenres Acquisition Corp. and Fort James Corporation (Filed as Exhibit 2 to the Corporation’s Form 8-K dated July 17, 2000, filed July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.18	(i)	Agreement and Plan of Merger, dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware Corporation, Georgia-Pacific Corporation, a Georgia corporation and North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., each a Delaware corporation and a wholly owned subsidiary of Georgia-Pacific Corporation (Filed as Exhibit 2.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.18	(ii)	Amendment No. 1 to the Agreement and Plan of Merger, dated June 12, 2001 (Filed as Exhibit 2.1 to the Corporation’s Form 8-K dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.19	(i)	Voting Agreement and Consent dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware corporation, Georgia-Pacific Corporation, a Georgia corporation and each of the security holders party thereto (Filed as Exhibit 9.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.19.	(ii)	Amendment No. 1 to the Voting Agreement and Consent, dated June 12, 2001 (Filed as Exhibit 9.1 dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.20	(i)	Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent and Issuing Bank, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers. (Filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto).

10.20	(ii)	First Amendment to the Credit Agreement, dated as of January 26, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.20	(iii)	Second Amendment to the Credit Agreement, dated as of March 15, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.20	(iv)	Third Amendment to the Credit Agreement, dated as of December 5, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.20	(v)	Fourth Amendment to Credit Agreement, dated as of June 13, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.3 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.20	(vi)	Fifth Amendment to Credit Agreement, dated as of October 29,, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.4 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.20	(vii)	Sixth Amendment to Credit Agreement, dated as of November 19, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.5 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.20	(viii)	Seventh Amendment to Credit Agreement, dated as of March 28, 2003, by and among Georgia-Pacific Corporation, each of the Lenders, Bank of America, N.A., as Administrative Agent and Issuing Bank, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Multi-Year Revolving Credit Facility), dated as of November 3, 2000 (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 28, 2003, filed March 31, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.21	(i)	Credit Agreement (18-Month Revolving Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto).

10.21	(ii)	First Amendment to the Credit Agreement (18-Month Revolving Credit Facility), dated as of March 15, 2001 (Filed as Exhibit 10.3 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.21	(iii)	Second Amendment to the Credit Agreement (18-Month Revolving Credit Facility), dated as of December 5, 2001 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this referenced thereto).

10.22	(i)	Credit Agreement (Asset Disposition Bridge Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.22	(ii)	First Amendment to the Credit Agreement (Asset Disposition Bridge Facility), dated as of March 15, 2001 (Filed as Exhibit 10.4 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23	(i)	Credit Agreement (Capital Markets Bridge Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23	(ii)	First Amendment to the Credit Agreement (Capital Markets Bridge Facility), dated as of March 15, 2001 (Filed as Exhibit 10.5 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23	(iii)	Second Amendment to the Credit Agreement (Capital Markets Bridge Facility), dated as of December 12, 2001 (Filed as Exhibit 10-3 to the Corporation’s Form 8-K dated December 6, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23	(iv)	Credit Agreement (Senior Capital Markets Bridge Facility), dated as of August 16, 2002, by and among Georgia-Pacific Corporation, the Lenders named therein, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents and as Joint Lead Arrangers and Book Managers (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated August 7, 2002, filed August 20, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23	(v)	First Amendment, to Credit Agreement, dated as of October 29, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23	(vi)	Second Amendment, to Credit Agreement, dated as of November 15, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.24		Credit Agreement (Timber Disposition Bridge Facility), dated as of November 3, 2000, among North American Timber Corp., the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25		Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Multi-Year Revolving Credit Facility) (Filed as Exhibit 7.01(c) to Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.26		Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (18-Month Revolving Credit Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.27		Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Asset Disposition Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.28		Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Capital Markets Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.29	(i)	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Timber Disposition Bridge Facility) (Filed as Exhibit 7.13(a) to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.29	(ii)	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.20(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.30		Georgia-Pacific Group 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.31		The Timber Company 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.32	(i)	Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number		Description

10.32	(ii)	Georgia-Pacific Corporation – Georgia-Pacific Group 2001 Canadian Employees Stock Purchase Plan, Amended and Restated as of August 28, 1995 (Filed as Exhibit 99 to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-44112, dated March 30, 2001, and incorporated herein by this reference thereto).

10.32	(iii)	Georgia-Pacific Corporation Non-Qualified Employee Stock Purchase Plan, as Amended and Restated, effective as of November 1, 2002, formerly known as, Georgia-Pacific Corporation/Georgia-Pacific Tissue 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.32(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.33	(i)	Securities Purchase Agreement, dated as of January 21, 2001, among Georgia-Pacific Corporation, as seller, Georgia-Pacific Finance, LLC, Svenska Cellulosa Aktiebolaget SCA (publ), and SCA Tissue, Inc. (Filed as Exhibit 10.32 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.33	(ii)	Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of June 1, 2001 (Filed as Exhibit 10.33(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.33	(iii)	Amendment No. 1 to Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific and Domtar, Inc., dated August 3, 2001 (Filed as Exhibit 10.33(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.34		Form of Master Timber Agreement between North American Timber Corporation, LRFP Timber, Inc., NPTC Timber Inc., GNN Timber, Inc., and GPW Timber, Inc., and Georgia-Pacific Corporation—Georgia-Pacific Group) (Filed as Exhibit 10.33 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.35	(a)	Fort Howard Corporation Management Equity Participation Agreement (Filed as Exhibit 10.9 to Amendment No. 2 to Fort Howard Corporation’s Registration Statement on Form S-1 dated October 25, 1988, Commission File No. 33-23826, and incorporated herein by this reference thereto). *

10.35	(b)	Letter Agreement dated June 27, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.V with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto). *

10.35	(c)	Letter Agreement dated July 31, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.W with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto). *

Number		Description

10.35	(d)	Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.GG with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.35	(e)	Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.HH with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.35	(f)	Letter Agreement dated December 28, 1993 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 4.3(f) with the Fort Howard Corporation’s Registration Statement on Form S-8 dated September 29, 1995, Commission File No. 33-63099, and incorporated herein by this reference thereto).*

10.35	(g)	Letter Agreement dated March 1, 1995 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.8(F) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 000-20473, and incorporated herein by this reference thereto).*

10.36	(a)	Contribution and Stock Purchase Agreement, effective as of September 30, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC (Filed as Exhibit 10.36(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.36	(b)	Amended and Restated Contribution and Stock Purchase Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC (Filed as Exhibit 10.36(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.36	(c)	Subordinated Secured Liquidity Facility Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, Unisource Worldwide, Inc., UWW Holdings, Inc., Alco Realty, Inc., BRT, Inc., Paper Corporation of North America, Portfolio Receivables, Inc., Portfolio Receivables, LLC, Unimadison, Inc., Unisource Capital Corporation, The Unisource Corporation, Unisource Holdings, Inc., Unisource International, Inc., Unisource Realty, Inc. and Unisource Sales Corporation (Filed as Exhibit 10.36(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.37		Employment Agreement between Georgia-Pacific Corporation and John Lundgren, effective as of January 1, 2001 (Filed as Exhibit 10.37 to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.37	(i)	Supplemental Indenture No. 1, relating to the 8.875% Senior Notes Due 2010, dated as of December 31, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, the Existing Guarantor, Fort James Operating Company, the New Guarantor, and The Bank of New York, as Trustee. (1)

Number		Description

10.37	(ii)	Supplemental Indenture No. 1, relating to the 9.375% Senior Notes Due 2013, dated as of December 31, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, the Existing Guarantor, Fort James Operating Company, the New Guarantor, and The Bank of New York, as Trustee. (1)

10.37	(iii)	Indenture relating to the 8% Senior Notes Due 2024, dated as of December 11, 2003, between Georgia-Pacific Corporation and The Bank of New York, as Trustee. (1)

10.37	(iv)	Purchase and Sale Agreement, dated as of December 19, 2003, between Georgia-Pacific Corporation and PLC Trust 2003-1. (1)

10.38	(i)	Amendment Number One to the Management Incentive Plan Deferral Opportunity Plan. (1)*

10.38	(ii)	Amendment Number Five to the Georgia-Pacific Corporation Key Salaried Employees Group Insurance Plan/Post 1986 Group. (1)*

10.38	(iii)	Amendment Number Six to the Georgia-Pacific Corporation Key Salaried Employees Group Insurance Plan/Post 1986 Group. (1)*

10.38	(iv)	Georgia-Pacific Corporation Outside Directors Stock Plan Amendment No. 3. (1)*

10.38	(v)	Amendment No. One to the Fort James Corporation Supplemental Benefit Plan. (1)*

10.38	(vi)	Georgia-Pacific 2000 Employee Stock Purchase Plan Amended and Restated. (1)*

10.38	(vii)	Georgia-Pacific Corporation Short-Term Incentive Plan. (1)*

10.38	(viii)	Amendment Number One to the Fort James Corporation 1996 Stock Incentive Plan, as Amended and Restated Effective August 12, 1997, in connection with its acquisition of Fort James Corporation in November 2000. (1)

10.38	(ix)	Amendment Number One to the James River Corporation of Virginia 1987 Stock Option Plan, as Amended and Restated. (1)*

10.38	(x)	Amendment Number Five to the Georgia-Pacific Corporation 1995 Shareholder Value Incentive Plan (as Amended and Restated Effective, effective December 16, 1997) amended as of January 31, 2003. (1)*

10.38	(xi)	Georgia-Pacific Corporation Long-Term Appreciation Plan. (1)*

10.38	(xii)	Amendment Number One to the Georgia-Pacific Corporation Long-Term Appreciation Plan. (1)*

10.38	(xiii)	Amendment Number Five to the Georgia-Pacific Corporation Long-Term Incentive Plan. (1)*

10.38	(xiv)	Amendment Number Six to the Georgia-Pacific Corporation Long-Term Incentive Plan. (1)*

12		Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

21		Subsidiaries. (1)

23.1		Consent of Independent Auditors. (1)

23.2		Consent of National Economic Research Associates (NERA). (1)

23.3		Consent of Navigant Consulting. (1)

31.1		Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

Number	Description

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.1	Properties. (1)

*	Compensatory plan or arrangement.
(1)	Filed herewith via EDGAR.

(b)    Reports on Form 8-K filed during the fourth fiscal quarter of 2003.

(i)    On October 16, 2003, we filed a report on Form 8-K, which furnished the press release entitled “Georgia-Pacific Reports Improved Third Quarter 2003 Earnings” relating to the results of our third fiscal quarter ended September 27, 2003.

(ii)    On October 23, 2003, we filed a report on Form 8-K, which furnished the transcript of our third fiscal quarter earnings release presentation on October 16, 2003 and the accompanying slide presentation.

(iii)    On December 5, 2003, we filed a report on Form 8-K which reported the issuance of a press release on December 4, 2003 regarding the pricing of our senior notes offering.

(iv)    On December 12, 2003, we filed a report on Form 8-K, which reported the issuance of a press release on December 11, 2003 regarding the closing of our $500 million senior notes offering.

(v)    On December 2003, we filed a report on Form 8-K, which reported the issuance of a press release on December 19, 2003 regarding the renewal of accounts receivable financing and completion of other financial transactions. The report on Form 8-K also reported the issuance of a press release on December 19, 2003 regarding the sale of certain of our short-line railroads.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-PACIFIC CORPORATION (Registrant)
By:	/s/ A. D. CORRELL
A. D. Correll, Chairman and Chief Executive Officer

Date:	February 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. CORRELL (A. D. Correll)	Chairman and Chief Executive Officer (Principal Executive Officer)	February 3, 2004

/s/ DANNY W. HUFF (Danny W. Huff)	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	February 3, 2004

/s/ JAMES E. TERRELL (James E. Terrell)	Vice President and Controller (Principal Accounting Officer)	February 3, 2004

/s/ LEE M. THOMAS (Lee M. Thomas)	President, Chief Operating Officer and Director	February 3, 2004

/s/ JAMES S. BALLOUN (James S. Balloun)	Director	February 3, 2004

/s/ BARBARA L. BOWLES (Barbara L. Bowles)	Director	February 3, 2004

/s/ WORLEY H. CLARK, JR. (Worley H. Clark, Jr.)	Director	February 3, 2004

/s/ DONALD V. FITES (Donald V. Fites)	Director	February 3, 2004

/s/ RICHARD V. GIORDANO (Richard V. Giordano)	Director	February 3, 2004

Signature	Title	Date

/s/ DAVID R. GOODE (David R. Goode)	Director	February 3, 2004

/s/ M. DOUGLAS IVESTER (M. Douglas Ivester)	Director	February 3, 2004

/s/ LOUIS W. SULLIVAN (Louis W. Sullivan)	Director	February 3, 2004

/s/ JAMES B. WILLIAMS (James B. Williams)	Director	February 3, 2004

/s/ JOHN D. ZEGLIS (John D. Zeglis)	Director	February 3, 2004

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS

FILED WITH THE

FORM 10-K FOR THE

FISCAL YEAR ENDED JANUARY 3, 2004

Number	Description

10.10(xii)	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of May 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Special Purpose Accounts Receivables Cooperative Corporation, Canadian Imperial Bank of Commerce, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent.

10.10(xiii)	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of December 15, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, CRC Funding, LLC, as successor to Corporate Receivables Corporation, CAFCO, LLC, as successor to Corporate Asset Funding Company, Inc., Gotham Funding Corporation, Special Purpose Accounts Receivables Cooperative Corporation, Canadian Imperial Bank of Commerce, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent.

10.37(i)	Supplemental Indenture No. 1, relating to the 8.875% Senior Notes Due 2010, dated as of December 31, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, the Existing Guarantor, Fort James Operating Company, the New Guarantor, and The Bank of New York, as Trustee.

10.37(ii)	Supplemental Indenture No. 1, relating to the 9.375% Senior Notes Due 2013, dated as of December 31, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, the Existing Guarantor, Fort James Operating Company, the New Guarantor, and The Bank of New York, as Trustee.

10.37(iii)	Indenture relating to the 8% Senior Notes Due 2024, dated as of December 11, 2003, between Georgia-Pacific Corporation and The Bank of New York, as Trustee.

10.37(iv)	Purchase and Sale Agreement, dated as of December 19, 2003, between Georgia-Pacific Corporation and PLC Trust 2003-1.

10.38(i)*	Amendment Number One to the Management Incentive Plan Deferral Opportunity Plan.

10.38(ii)*	Amendment Number Five to the Georgia-Pacific Corporation Key Salaried Employees Group Insurance Plan/Post 1986 Group.

10.38(iii)*	Amendment Number Six to the Georiga-Pacific Corporation Key Salaried Employees Group Insurance Plan/Post 1986 Group.

10.38(iv)*	Georgia-Pacific Corporation Outside Directors Stock Plan Amendment No. 3.

10.38(v)*	Amendment No. One to the Fort James Corporation Supplemental Benefit Plan.

10.38(vi)*	Georgia-Pacific 2000 Employee Stock Purchase Plan Amended and Restated.

10.38(vii)*	Georgia-Pacific Corporation Short-Term Incentive Plan.

10.38(viii)*	Amendment Number One to the Fort James Corporation 1996 Stock Incentive Plan, as Amended and Restated.

10.38(ix)*	Amendment Number One to the James River Corporation of Virginia 1987 Stock Option Plan, as Amended and Restated.

10.38(x)*	Amendment Number Five to the Georgia-Pacific Corporation 1995 Shareholder Value Incentive Plan as Amended and Restated.

10.38(xi)*	Georgia-Pacific Corporation Long-Term Appreciation Plan.

10.38(xii)*	Amendment Number One to the Georgia-Pacific Corporation Long-Term Appreciation Plan.

10.38(xiii)*	Amendment Number Five to the Georgia-Pacific Corporation Long-Term Incentive Plan.

10.38(xiv)*	Amendment Number Six to the Georgia-Pacific Corporation Long-Term Incentive Plan.

12	Statements of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries.

23.1	Consent of Independent Auditors.

23.2	Consent of National Economic Research Associates (NERA).

23.3	Consent of Navigant Consulting.

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

99.1	Properties.

*	Compensatory plan or arrangement.