Form 10-Q
period 2004-04-03
GEORGIA PACIFIC CORP
filed 2004-04-29
CIK 41077

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549
------------------- FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of the close of business on April 26, 2004, Georgia-Pacific Corporation had 254,953,022 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION -------------------------------------------

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Georgia-Pacific Corporation and Subsidiaries

First Quarter

(In millions, except per share amounts)	2004	2003

Net sales	$ 5,222	$ 4,438

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses, net	3,965 358 244 219 197 26	3,521 305 243 191 204 78

Total costs and expenses	5,009	4,542

Income (loss) from continuing operations before income taxes (Provision) benefit for income taxes	213 (71)	(104) 53

Income (loss) from continuing operations Income (loss) from discontinued operations, net of taxes	142 5	(51) (7)

Income (loss) before accounting change Cumulative effect of accounting change, net of taxes	147 -	(58) 28

Net income (loss)	$ 147	$ (30)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries (In millions, except per share amounts)

Basic per share: Income (loss) from continuing operations Income (loss) from discontinued operations, net of taxes	$ 0.56 0.02	$ (0.20) (0.03)

Income loss before accounting change Cumulative effect of accounting change, net of taxes	0.58 -	(0.23) 0.11

Net Income (loss)	$ 0.58	$ (0.12)

Diluted per share: Income (loss) from continuing operations Income (loss) from discontinued operations, net of taxes	$ 0.55 0.02	$ (0.20) (0.03)

Income (loss) before accounting change Cumulative effect of accounting change, net of taxes	0.57 -	(0.23) 0.11

Net income (loss)	$ 0.57	$ (0.12)

Shares (denominator): Weighted average shares outstanding Dilutive securities: Options	253.5 3.9	250.1 -

Total assuming conversion	257.4	250.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
	First Quarter

(In millions, except per share amount)	2004	2003

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net loss to cash used for operations:
  Cumulative effect of accounting change, net of taxes
  Other loss, net
  Depreciation, amortization and accretion
  Deferred income taxes
  Increase in receivables
  Increase in inventories
  Increase in accounts payable
  Change in other working capital
  Change in taxes payable/receivable
  Change in other assets and other long-term liabilities
  Other

	$ 147 - 26 256 (46) (325) (170) 101 50 - (91) 4	$ (30) (28) 79 261 (59) (162) (99) 8 (11) (23) 18 21

Cash used for operations	(48)	(25)

Cash flows from investing activities Property, plant and equipment investments Net proceeds from sales of assets Other	(109) 7 (6)	(123) 1 (9)

Cash used for investing activities	(108)	(131)

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Fees paid to retire debt
Net decrease in bank overdrafts
Net increase (decrease) in short-term debt
Proceeds from option plan exercises
Cash dividends paid ($0.125 per share)

	(1,304) 940 - (18) (6) 570 34 (32)	(2,776) 3,132 (38) - (99) (10) -- (31)

Cash provided by financing activities	184	178

Increase in cash Balance at beginning of period	28 51	22 42

Balance at end of period	$ 79	$ 64

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	April 3, 2004	January 3, 2004

ASSETS Current assets Cash and equivalents Receivables, less allowances of $32 and $36, respectively Inventories Deferred income tax assets Net assets held for sale Other current assets	$ 83 1,663 1,915 117 1,799 280	$ 51 1,542 1,848 117 1,496 301

Total current assets	5,857	5,355

Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	17,816 (9,392)	17,758 (9,176)

Property, plant and equipment, net	8,424	8,582

Goodwill, net	7,465	7,484

Intangible assets, net	702	716

Other assets	2,239	2,268

Total assets	$ 24,687	$ 24,405

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	April 3, 2004	January 3, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Secured borrowings and other short-term notes
  Current portion of long-term debt
  Accounts payable
  Accrued compensation
  Net liabilities held for sale
  Other current liabilities

	$ 1,259 1,248 1,417 213 448 1,208	$ 689 789 1,404 244 395 1,107

Total current liabilities	5,793	4,628

Long-term debt, excluding current portion	8,236	9,074

Other long-term liabilities	3,713	3,826

Deferred income tax liabilities	1,423	1,483

Commitments and contingencies (Note 12)

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Junior preferred stock, no par value; 25,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, par value $0.80; 400,000,000 shares authorized;
    254,562,000 and 252,980,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive income

	- - 203 3,529 1,711 (1) 80	- - 202 3,473 1,596 (1) 124

Total shareholders' equity	5,522	5,394

Total liabilities and shareholders' equity	$ 24,687	$ 24,405

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) Georgia-Pacific Corporation and Subsidiaries
	First quarter

(In millions)	2004	2003

Net income (loss)
 Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustments
   Derivative instruments
      Fair market value adjustments on derivatives
      Reclassification adjustments for losses included in net income
   Unrealized gain on securities
   Minimum pension liability adjustment

$ 147 (44) - - - -		$ (30) 57 (1) 3 4 -

Comprehensive income	$ 103	$ 33

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) GEORGIA-PACIFIC CORPORATION April 3, 2004

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our annual report on Form 10-K for the fiscal year ended January 3, 2004.

On February 26, 2004, we announced that we reached a definitive agreement for Koch Cellulose, LLC ("Koch"), a wholly owned subsidiary of Koch Industries, Inc., to acquire our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad. Accordingly, these businesses are reported as discontinued operations in the accompanying statements of operations, and the related assets and liabilities are classified as held for sale in the accompanying balance sheets (see Note 5).

Additionally, on March 12, 2004, we announced that we reached a definitive agreement to sell our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team. On March 30, 2004, we announced that we agreed to sell an interest in our Brazilian pulp businesses. The related assets and liabilities associated with these businesses are classified as held for sale in the accompanying balance sheets (see Note 5).

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $103 million and $95 million for the first quarter of 2004 and 2003, respectively.

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

Stock-Based Compensation

Effective December 29, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS No. 148"), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation and amends the disclosure provisions of SFAS No. 123. We utilized the prospective method in accordance with SFAS No. 148 and applied the expense recognition provisions of SFAS No. 123 to stock options awarded or modified in 2003 and thereafter. Prior to 2003, we accounted for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and disclosed pro forma effects of the plans on net income and earnings per share as provided under SFAS No. 123. Because the fair market value on the date of grant was equal to the exercise price, no compensation expense had been recognized under APB No. 25 for stock options issued prior to 2003. Had compensation cost for the options issued prior to 2003 been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:

(In millions, except per share amounts)	First Quarter

	2004	2003

Net income (loss) as reported Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	$ 147 (1)	$ (30) (1)

Pro forma net income (loss)	$ 146	$ (31)

Stock-based employee compensation cost, net of taxes, included in the determination of net income as reported	23	3

Basic net income (loss) per share: As reported Pro forma	$ 0.58 $ 0.58	$ (0.12) $ (0.12)

Diluted net loss per share: As reported Pro forma	$ 0.57 $ 0.57	$ (0.12) $ (0.12)

Accounting Changes

In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity in their financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities that are not consolidated.

2.

PROVISION FOR INCOME TAXES. Income from continuing operations before income taxes was $213 million and we reported an income tax provision of $71 million for the first quarter of 2004, compared with a loss from continuing operations before income taxes of $104 million and an income tax benefit of $53 million for the first quarter of 2003. The effective tax rate in 2004 was different from the statutory rate primarily because of lower international income tax rates and utilization of state tax credits. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the reversal of approximately $10 million of income tax contingency reserves no longer required in Europe.

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

First quarter

(In millions)		2004	2003

	Total interest costs -- continuing operations Interest capitalized	$ 201 (4)	$ 206 (2)

	Interest expense -- continuing operations	$ 197	$ 204
	Interest expense -- discontinued operations	$ 3	$ 3

	Total interest expense	$ 200	$ 207

	Interest paid	$ 180	$ 114

	Income tax paid, net	$ 126	$ 28

5.

DIVESTITURES. On March 12, 2004, we announced that we reached a definitive agreement to sell our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team. Closing on the sale is subject to customary conditions and is expected to close in the second quarter of 2004. The overall transaction is valued at approximately $810 million, which assumes $630 million of working capital at closing. We expect the transaction to result in net after tax proceeds of approximately $780 million, which will be used to repay debt. Actual cash proceeds could be larger or smaller depending upon the actual working capital value at closing. We expect to record a small gain on the sale upon closing.

In connection with the closing of this transaction, we expect to enter into a six-year agreement, which will require the building products distribution business to continue purchasing minimum amounts of structural panels, lumber and other building products manufactured by us. This supply agreement contains terms substantially similar to the current arrangement between our building products manufacturing and building products distribution businesses. Because our continuing involvement with this business under this supply agreement is considered significant to the building products distribution business, the business is not reported as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The building products distribution business is deemed to be held for sale and the related assets and liabilities are classified as such on the accompanying balance sheets. Also, effective March 12, 2004, we ceased depreciation of the related assets.

The following are major classes of assets and liabilities for the building products distribution business that were held for sale at April 3, 2004 and January 3, 2004:

BUILDING PRODUCTS DISTRIBUTION ASSETS AND LIABILITIES HELD FOR SALE CONDENSED BALANCE SHEETS (Unaudited)

(In millions)	April 3, 2004	January 3, 2004

ASSETS Current assets Property, plant and equipment, net	$ 873 199	$ 571 201

Total assets	$ 1,072	$ 772

LIABILITIES: Current liabilities Deferred income tax liabilities	$ 189 3	$ 126 3

Total liabilities	$ 192	$ 129

Net assets	$ 880	$ 643

On March 30, 2004, we announced that we agreed to sell an interest in our Brazilian pulp businesses for $75 million. This transaction is expected to close during the second quarter of 2004. After tax proceeds are expected to be approximately $56 million. We expect to utilize the proceeds of this sale to further reduce debt. We expect to recognize a small after tax gain on the sale upon closing. These equity investments are deemed to be held for sale and $46 million and $45 million has been classified as net assets held for sale at April 3, 2004, and January 3, 2004, respectively.

On February 26, 2004, we announced that we reached a definitive agreement for Koch to acquire our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad for $610 million, including the assumption of $73 million of indebtedness. The sale, which is contingent on regulatory approvals and satisfaction of customary conditions, is expected to be completed in the second quarter of 2004. We expect the transaction to result in debt reduction of $535 million, which includes cash and $73 million of debt to be assumed by Koch. We also intend to defease an outstanding $24 million tax-exempt bond prior to the consummation of the transaction in order to transfer certain assets to Koch. Based on the expected value of this transaction, we recognized a goodwill impairment loss of $106 million in accordance with SFAS No. 142 in the fourth quarter of 2003. We expect to recognize a small after tax loss on the sale upon closing.

These businesses are reported as discontinued operations in the accompanying statements of operations and the related assets and liabilities are classified as held for sale in the accompanying balance sheets. Effective February 26, 2004, we ceased depreciation of the related assets. These pulp businesses were previously reported in the bleached pulp and paper segment and the railroad was reported in the packaging segment.

The following are major classes of assets and liabilities for these discontinued operations that were held for sale at April 3, 2004 and January 3, 2004:

DISCONTINUED OPERATIONS CONDENSED BALANCE SHEETS (Unaudited)

(In millions)	April 3, 2004	January 3, 2004

ASSETS Current assets Property, plant and equipment, net Goodwill, net Other assets	$ 176 332 172 1	$ 168 338 172 1

Total assets	$ 681	$ 679

LIABILITIES: Current liabilities Long-term debt Deferred income tax liabilities Other long-term liabilities	$ 53 97 100 6	$ 63 97 100 6

Total liabilities	$ 256	$ 266

Net assets	$ 425	$ 413

The components of income (loss) from discontinued operations for the first quarters of 2004 and 2003 are shown below:

DISCONTINUED OPERATIONS CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	First Quarter

(In millions)	2004	2003

Net sales	$ 157	$ 129

Costs and expenses
Cost of sales	121	113
Selling and distribution	10	4
Depreciation, amortization and accretion	13	18
General and administrative	3	3
Interest, net	3	3

Total costs and expenses	150	141

Income (loss) from discontinuing operations before income taxes (Provision) benefit for income taxes	7 (2)	(12) 5

Income (loss) from discontinued operations, net of taxes	$ 5	$ (7)

The interest expense allocated to the discontinued operation represents the interest associated with the debt that will be assumed by the buyer and interest on debt that is required to be repaid as a result of the disposal transaction.

6.

ASSET IMPAIRMENT AND RESTRUCTURING. On April 4, 2003, we announced the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill. The mill's pulp and dryer operations are continuing to operate. The determination to close the tissue operations was based on excess capacity of tissue production, the mill's geographic location and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre-tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. The fair value of the impaired assets was determined using the present value of expected future cash flows. This impairment charge was recorded in "Other losses, net" in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that enabled us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 was reversed.

In connection with the acquisition of Fort James, we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia and Wisconsin. During 2001 through 2003, approximately 940 employees were terminated and approximately $74 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed in the fourth quarter of 2004 due to timing of receipt of the requisite permits. The leases and contracts at the administrative facilities expire at various dates through 2012. The following table provides a rollforward of these reserves from January 3, 2004 through April 3, 2004:

	Type of Cost In millions	Liability Balance at January 3, 2004	Use	Liability Balance at April 3, 2004

	Employee termination Facility closing costs	$ 4 30	$ - (5)	$ 4 25

	Total	$ 34	$ (5)	$ 29

13

7.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. We use the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

	(In millions)	April 3, 2004	January 3, 2004

	Raw materials Finished goods Supplies LIFO reserve	$ 613 911 488 (97)	$ 625 832 489 (98)

	Total inventories	$ 1,915	$ 1,848

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

During the first quarter we reached a definitive agreement to sell our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad (see Note 5). The goodwill associated with the pulp mill and the railroad was $169 million and $3 million, respectively, at both April 3, 2004 and January 3, 2004, and has been reclassified to "Net assets held for sale" in the accompanying balance sheets.

The changes in the carrying amount of goodwill for the first three months of 2004 are as follows:
In millions	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper

Balance as of January 3, 2004 Foreign currency translation	$ 5,831 -	$ 987 (19)	$ 630 -	$ - -

Balance as of April 3, 2004	$ 5,831	$ 968	$ 630	$ -

In millions	Building Products Manufacturing	Building Products Distribution	All Other	Consolidated

Balance as of January 3, 2004 Foreign currency translation	$ 36 -	$ - -	$ - -	$ 7,484 (19)

Balance as of April 3, 2004	$ 36	$ -	$ -	$ 7,465

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

		As of April 3, 2004		As of January 3, 2004
	In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	Trademarks Patents and other	$ 676 137	$ 50 61	$ 677 132	$ 40 53

	Total	$ 813	$ 111	$ 809	$ 93

	Aggregate Amortization Expense: First three months of 2004 Estimated Amortization Expense: For fiscal year 2004 For fiscal year 2005 For fiscal year 2006 For fiscal year 2007 For fiscal year 2008		$ 8 ===== $ 29 29 20 20 20

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

The following table describes changes to our asset retirement obligation liability:

	(in millions)				First Quarter 2004

	Asset retirement obligation at the beginning of the year Accretion expense Payments				$ 49 1 (1)

	Asset retirement obligation at the end of the quarter				$ 49

The asset retirement obligation liability balances were as follows:

	(in millions)	April 3, 2004	January 3, 2004

	Amounts of liability for asset retirement obligations at beginning of period Amounts of liability for asset retirement obligations at end of period	$ 49 $ 49	$ 46 $ 49

10.

DEBT. Our debt increased by $192 million to $10,840 million at April 3, 2004 (including approximately $97 million of debt classified as "Net liabilities held for sale") from $10,648 million at January 3, 2004 (including approximately $97 million of debt classified as "Net liabilities held for sale"). This increase was somewhat offset by changes in foreign currency exchange rates of $16 million during this time period. At April 3, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%.

As of April 3, 2004, we had $859 million outstanding, under our $900 million accounts receivable secured borrowing program. G-P Receivables, Inc. ("G-P Receivables") is our wholly owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We intend to repurchase the receivable interest sold into the program related to the building products distribution segment. Those receivables will be transferred to the purchaser of that segment pursuant to the divestiture described in Note 5. The amount of that repurchase is currently anticipated to be approximately $380 million.

On April 2, 2004, we borrowed a total of $400 million of 2.6% short-term bank loans scheduled to mature on June 4, 2004. Net proceeds from the loans were used to pay down a portion of our Multi-Year Revolving Credit Facility.

On February 27, 2004, we called $243 million of our 9.875% debentures due November 1, 2021. We also called $250 million of our 9.625% debentures due March 15, 2022 on March 31, 2004. In conjunction with these transactions we recorded a pretax charge of $26 million for call premiums and to write off deferred debt issuance costs during the first quarter of 2004. This charge for the early extinguishment of debt was included in "Other losses, net" on the accompanying statements of operations.

In connection with the proposed sale of our non-integrated pulp mills and short-line railroad to Koch (see Note 5), Koch will assume $73 million of indebtedness. In addition, we also intend to defease an outstanding $24 million tax-exempt bond prior to the consummation of the transaction in order to transfer certain assets to Koch.

Also in the first quarter of 2004, we elected to call $250 million of our 9.5% debentures due May 15, 2022 and redeemed these debentures on April 20, 2004. We also announced that we have elected to call $240 million of our 9.125% debentures due July 1, 2022, and we expect to redeem these debentures on or about May 6, 2004. We expect to use funds available under our revolving credit facility to redeem these debentures. We have classified the related debt as "Current portion of long-term debt" on the accompanying balance sheets as of April 3, 2004. In the second quarter of 2004, we expect to record a pretax charge of $24 million for call premiums and to write off deferred debt issuance costs.

Our international operations create exposure to foreign currency exchange rate risks. At April 3, 2004, we had outstanding approximately $361 million (net of discount) of Euro-denominated bonds, which were designated as a hedge against our net investment in Europe. The use of this financial instrument allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on this instrument substantially offsets losses and gains on the assets, liabilities and transactions being hedged. These Euro-denominated bonds mature on June 29, 2004.

The indentures associated with our $500 million and $1.5 billion senior notes offerings completed in 2003 allow Georgia-Pacific and any restricted subsidiary (as defined in the indentures) of Georgia-Pacific to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur significant amounts of other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments, including making restricted investments, if certain conditions are met. We can, however, make permitted payments and permitted investments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of April 3, 2004.

At April 3, 2004, we had $408 million outstanding under our Multi-Year Revolving Credit Facility at a weighted-average interest rate of 3.2% with a maturity date of November 28, 2005. In addition, $644 million of borrowing capacity under the facility was committed to support outstanding letters of credit and similar instruments. Borrowings under this facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first quarter of 2004, we paid $2 million in commitment fees. Amounts outstanding under this facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets. We are currently evaluating opportunities to renegotiate the Multi-Year Revolving Credit Facility in advance of its maturity on November 28, 2005.

The amounts outstanding under our credit agreement include the following:

In millions	April 3, 2004

Revolving loans	$2,250
Term loans	250

Credit facilities available	2,500

Amounts Outstanding: Letter of credit agreements* Revolving loans due November 2005, average rate of 2.9% Term loans due November 2005, average rate of 3.3%	(644) (158) (250)

Total credit balance outstanding	(1,052)

Total credit available	$ 1,448

* The Letter of Credit Agreements only include Standby Letter of Credits from Bank of America.

Covenants in the Multi-Year Revolving Credit Facility require a maximum leverage ratio (as defined) of 65.00% on April 3, 2004 and thereafter. These covenants also require a minimum interest coverage ratio (as defined), of 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the covenants require a minimum net worth (as defined) that changes quarterly. The covenants also require a maximum debt level of $12,538 million, which changes quarterly, should our leverage ratio be equal to or exceed 65.00%. We were in compliance with these debt covenants as of April 3, 2004, with a leverage ratio of 61.25%, an interest coverage ratio of 3.06 to 1.00, a debt level (as defined) of $10,674 million and an adjusted net worth surplus (as defined) as shown below:

In millions	April 3, 2004

Adjusted Net Worth:
Net worth	$ 5,522
Goodwill impairments	757
Minimum pension liability adjustment	473

Adjusted Net Worth	6,752
Required Net Worth:
80% of net worth as of the Credit Agreement closing date	4,650
50% of net Income from fourth quarter 2000 through 2004*	281
Proceeds of capital stock or equity interest from fourth quarter 2000 through 2004	1,152
The Timber Company Net Worth	(329)

Required Net Worth	5,754

Adjusted Net Worth surplus	$ 998

* Does not include quarters with net losses.

Our borrowing agreements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions.

Our continued compliance with these restrictive covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

Approximately $148 million of our revenue bonds are supported by letters of credit that expire within one year. We intend to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

At April 3, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first quarter of 2004, these agreements reduced interest expense by less than $1 million. The agreements had a weighted-average maturity of approximately two years at April 3, 2004.

The estimated fair value of our interest rate exchange agreements at April 3, 2004 was a $3 million asset. The asset balance represents the estimated amount we would be paid if these agreements were terminated on April 3, 2004. The fair value at April 3, 2004 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

At April 3, 2004 we had $1,902 million of floating rate debt outstanding, which represented approximately 18% of our total debt balance.

As of April 3, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

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

Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service. We have separate plans for salaried employees and officers under which benefits are primarily related to compensation and age. The officers' plan and the supplemental retirement plan for eligible executives are not funded and are nonqualified for federal income tax purposes.

Net periodic pension cost for our pension plans during the first quarters of 2004 and 2003 included the following components:

In millions	First Quarter
	2004	2003

Service cost of benefits earned
Interest cost on projected benefit obligation
Expected return on plan assets
Amortization of losses
Amortization of prior service cost
Contributions to multiemployer pension plans

	$ 37 63 (72) 8 4 3	$ 34 62 (60) 12 6 2

Net periodic pension cost	$ 43	$ 56

The net periodic pension cost above includes approximately $1 million that is reported as discontinued operations in 2004 and 2003.

Through April 3, 2004, we recognized $43 million of pension expense. We anticipate recording an additional $164 million of pension expense in the remainder of 2004 for a total of $207 million, which includes estimated settlement and curtailment losses of $16 million related to the anticipated second-quarter 2004 sales of our building products distribution segment and our non-integrated pulp mills.

Through April 3, 2004, we made $9 million of pension contributions. We presently anticipate contributing an additional $198 million to fund our pension plans in the remainder of 2004 for a total of $207 million for 2004.

Health Care and Life Insurance Benefits

The majority of our retiree medical plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"), signed into law in December 2003. In accordance with FSP FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Act on our medical plans have not been included in the measurement of our net periodic postretirement benefit cost for the first quarter of 2004. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require us to revise previously reported information and may require us to amend our plans to benefit from the Act.

Net periodic postretirement benefit cost during the first quarters of 2004 and 2003 included the following components:

In millions	First Quarter
	2004	2003

Service cost of benefits earned Interest cost on accumulated postretirement benefit obligation Amortization of prior service credit Amortization of unrecognized loss	$ 1 10 (4) 1	$ 2 11 (2) -

Net periodic postretirement benefit cost	$ 8	$ 11

20

12.

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

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 175 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which we are involved, we estimate that approximately 41% are being investigated, approximately 20% are being remediated and approximately 39% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

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

Presented below is the activity in our environmental liability account for the last three fiscal years and first three months of 2004 and 2003.

In millions	First Quarter		Fiscal Year Ended
	2004	2003	2003	2002	2001

Beginning balance
Expense charged to earnings:
  Related to previously existing matters
  Related to new matters
Amounts related to acquisitions:
  Purchase price allocations
Reclassification of reserves
Payments

	$ 230 1 - - 7 (3)	$ 306 - - - - (2)	$ 306 (64) 1 - (4) (9)	$ 318 14 - - - (26)	$ 121 2 15 207 - (27)

Ending balance	$ 235	$ 304	$ 230	$ 306	$ 318

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

We are paying 45% of the costs for the river portion of the RI/FS investigation based on an interim allocation. This 45% interim allocation includes the share assumed by Fort James prior to its acquisition by us. Several other companies have been identified by government agencies as PRPs, and all but one is believed to be financially viable.

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

We have spent approximately $33.5 million on the Kalamazoo River Superfund Site through April 3, 2004 broken down as follows:

Site	(in millions)
River	$ 19.4
King Highway	9.1
A Site	2.0
Willow Blvd.	3.0

$ 33.5

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

In late July of 2003, the Wisconsin Department of Natural Resources ("WDNR") and the United States EPA issued a Record of Decision ("ROD") for Operable Units ("OU") 3, 4 and 5 of the Fox River. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and Operable Unit 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. Operable Unit 5 is Green Bay. The Fort James facility, which potentially discharged PCBs, is located in OU 4 approximately 3 miles downstream from the De Pere dam.

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

Six other companies have been identified by the governments as PRPs. Under an interim allocation agreement, we were paying 30% of costs incurred by the PRPs in analyzing and responding to all of the governmental documents which preceded the issuance of the ROD. With the issuance of the ROD, we do not anticipate that the PRPs will be engaged in any further formal work as a group. We believe that all of the PRPs are liable for some portion of the costs of remediating OUs 4 and 5, and that our ultimate liability will be less than 30% of the total estimated cost of remediating the Fox River site.

Following issuance of the ROD we analyzed its remedial provisions as well as the relevant facts impacting our potential liability. We concluded that we will be able to utilize the capping remedy to the extent permitted by the ROD. We also concluded that there are geographic limitations on our potential liability, and we can limit our responsibility for the removal and capping of PCBs to the part of OU 4 immediately adjacent to and downstream from the Fort James facility in Green Bay, Wisconsin. We share liability for any appropriate monitoring in OU 5 with all of the PRPs. Based on these considerations we determined that we would not be required to utilize all of the reserve previously established for this site, and in December, 2003 reduced such reserve by approximately $66 million.

We have spent approximately $38 million from 1995 to April 3, 2004 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an Administrative Order on Consent ("AOC") to prepare the remedial design for OUs 3, 4 and 5. We are presently developing a work plan for the design effort and expect to conduct pre-design sampling in OUs 3, 4 and 5 this summer.

In 2002, we entered into an agreement with the WDNR and the United States Fish and Wildlife Service that would settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act and state law for approximately $12 million, and to date have paid approximately $9 million of this amount. The agreement was entered by the Federal District Court in Wisconsin on March 19, 2004 and is now effective. The $12 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

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

We have spent approximately $3.6 million through April 3, 2004 on the Whatcom Waterway site, all of which was charged to earnings.

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

Pending Claims

These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to our products. Virtually all asbestos suits involve multiple defendants and seek money damages. We are unable to provide any meaningful disclosure about the total amount of such damages, for the following reasons:

●    We do not track this data in any form since we do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities;

●    In the past, we estimated that less than 15% of the claims then pending against us contained any specific demand for damages, as opposed to a general demand for such damages as the plaintiff may prove at trial, or a demand which was stated as being in excess of the minimum jurisdictional limit of a particular court;

●    Those complaints which did contain a specific damage demand nearly always involved multiple defendants (anywhere from 30 to over 100), most of which never manufactured joint systems products. In this review, we did not identify any complaint which stated a specific demand for money damages solely from us;

●    Claims which did allege specific damages often alleged the same amount of damages regardless of the specific disease a plaintiff may have had. In addition, in many such cases no specific disease was alleged, and thus the damages alleged were meaningless because the ultimate settlement value of any claim is significantly influenced by the actual disease the plaintiff is able to prove; and

●    Because we do not track this data and do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities, we have not updated this analysis and do not intend to do so in the future.

The following table presents information about the approximate number of our asbestos claims during the past three fiscal years and the first fiscal quarters of each of 2004 and 2003:

	First Quarter		Fiscal Year Ended
	2004	2003	2003	2002	2001
Claims Filed [1]	8,800	10,400	39,000	41,700	39,700
Claims Resolved [2]	9,300	12,500	43,500	35,100	30,900
Claims Unresolved at End of Period	63,800	66,700	64,300	68,800	62,200

[1]

Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by us and each such claim represents a plaintiff who is pursuing an asbestos claim against us.

[2]

Claims resolved include asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants

In addition, Fort James Corporation, one of our wholly-owned subsidiaries, currently is defending approximately 790 asbestos premises liability claims.

Asbestos Liabilities

From the commencement of this litigation through April 3, 2004, we either had settled, had dismissed or were in the process of settling a total of approximately 322,500 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $677 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

In the fourth quarter of 2001, we recorded a pre-tax charge to earnings of $350 million to cover the probable and reasonably estimable asbestos liabilities and defense costs we believed we would pay through 2011, net of expected insurance recoveries during this same period. The charge was based on projections prepared by National Economic Research Associates (NERA) and Navigant Consulting (formerly known as Peterson Consulting), nationally recognized firms with expertise in asbestos liability and insurance coverage matters, and contained many assumptions. NERA's projection of our future asbestos liabilities assumed that beginning in 2001 the number of new claims filed against us for asbestos-related injuries would decline at a fairly constant rate each year through 2011. It also assumed that we would pay about $105 million for our asbestos liabilities and defense costs in 2002 (compared to about $84 million in 2001), with such payments then declining at varying rates over the period through 2011.

In fact, during 2002 the number of new claims filed against us increased somewhat and our total asbestos liabilities and defense costs were approximately $75 million more than NERA's projection had assumed. This result was due principally to higher settlement costs in 2002 for claims involving mesothelioma, which represent a very small percentage of our total asbestos claims but accounted for well over half of our total asbestos liabilities in 2002. In addition, during 2001 a number of other manufacturers of asbestos-containing products, including one of our principal competitors in the manufacture of joint systems products, filed for bankruptcy. During 2002 many plaintiff lawyers increased their settlement demands on us, principally in mesothelioma cases, to compensate for these bankruptcies. As a result, at the end of 2002 NERA increased its original estimate of our asbestos liabilities and defense costs over the period through 2011, and extended the projection through 2012, to a total of slightly less than $1.2 billion, before any insurance recoveries and ignoring possible tax benefits. In the fourth quarter of 2002 we recorded an additional pre-tax charge to earnings of $315 million which, when added to amounts remaining from the charges recorded in 2001, we believed were sufficient to cover our projected asbestos liabilities and defense costs, net of expected insurance recoveries, through 2012.

During 2003 we observed a number of developments involving our asbestos litigation, including the following:

●    The total number of new claims filed in 2003 was slightly below 2002 levels; the rate of such filings peaked in the second quarter and then declined sharply in the third and fourth quarters. The peak in the second quarter was due primarily to the passage of tort reform legislation in Mississippi, which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiff's lawyers seeking to ensure their claims would be governed by the law in effect prior to passage of tort reform.

●    The United States Senate Judiciary Committee passed a bill that would establish a trust fund to pay future asbestos-related disease claims and remove such cases from federal and state courts, with industry and insurers funding the trust with payments estimated to total about $114 billion over a 50-year period; the legislation reflected widespread concern over the inability of courts to deal fairly and efficiently with asbestos claims and the fact that 50-60% of total asbestos payments in the United States represent legal fees and related costs; and the Majority Leader of the Senate has announced that the bill will be voted on by the Senate in March 2004.

●    Tort reform legislation was enacted in Arkansas, Mississippi, Ohio, Texas and West Virginia, which are states that together account for a significant number of the asbestos claims pending against us; the effect of such legislation cannot be assessed yet.

For 2003, our total payments for asbestos liabilities and defense costs (before insurance and tax benefits) were $189 million. NERA has reviewed our 2003 asbestos liability and defense cost payments and compared them to the revised estimate it made at the end of 2002. Based on this review, NERA concluded that the 2003 payments were in line with its revised estimate and that the assumptions it used in that estimate remain valid. Accordingly, the only adjustment to our asbestos reserve in 2003 was to accrue an additional amount equal to payments we anticipate making in 2013 for asbestos liabilities and defense costs, so that the reserve remains a ten-year reserve. NERA estimated this amount to be $54 million (before insurance and tax benefits). Accordingly, in the fourth quarter of 2003 we recorded a pre-tax charge of $54 million to record this additional accrual. We believe that NERA's projection for 2004 through 2013 represents the best estimate of the reasonably estimable asbestos costs we will incur based upon currently available information.

On April 22, 2004, the United States Senate voted against cloture on a bill, which was substantially similar to the bill described above that was passed by the United States Senate Judiciary Committee in 2003. The vote, on a motion to impose cloture on the debate surrounding the bill, was 50-47; 60 votes were required to impose cloture. Cloture is a procedural step to limit debate on a bill. Leaders of both political parties have announced they will have further negotiations about this bill.

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

During 2003 we revised our insurance receivable to include recoveries under these agreements, to account for favorable negotiations and other recoveries from certain other insurers, to change our allocation methodology for remaining solvent insurers consistent with these agreements, and to reflect possible insolvencies at two of our insurers. The net effect of these changes was to increase our total insurance receivable by $156 million during 2003.

The insurance receivables recorded by us do not assume any recovery from insolvent carriers, and assume that those carriers which are currently solvent will continue to be solvent. However, there can be no assurances that these assumptions will be correct. Substantially all of the insurance recoveries deemed probable are from insurance companies rated A- (excellent) or better by A.M. Best Company. No more than 33% of such insurance recoveries are from any one company, though several of the insurers are under common control. All of our available insurance is included in our insurance receivable.

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

Generally, NERA's projections assume:

●    That the number of new claims to be filed against us each year through 2013 will decline at a fairly constant rate each year beginning in 2003;

●    That the percentage of claims settled by us will be about three-quarters of the total number of claims resolved (whether by settlement or dismissal) each year through 2013;

●    That the average estimated per case settlement costs are anticipated to decrease slightly over the period through 2013; and

●    That the total amount paid by us in settlements, and in defense and administrative costs, will decline at varying rates over the period through 2013

Among the more important assumptions made by Navigant Consulting in projecting our future insurance recoveries are the resolution of allocation issues among various layers of insurers, the application of particular theories of recovery based on decided cases, and the continuing solvency of various insurance companies.

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

Summary of Accruals

In the fourth quarter of 2003 we recorded a net pre-tax charge to earnings of $16 million, which when added to our existing reserves are estimated to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2013, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers, including the monetization of a part of such receivables in 2003 as described above, and other changes to our expected insurance receivables, for the last three fiscal years and first fiscal quarters of each of 2004 and 2003 (dollars in millions):

	First Quarter		Fiscal Year End
	2004	2003	2003	2002	2001

Asbestos Liabilities Beginning Balance Accruals Payments	$ 1,027 - (47)	$ 1,163 - (46)	$ 1,162 54 (189)	$ 836 507 (181)	$ 136 784 (84)

Ending Balance	$ 980	$ 1,117	$ 1,027	$ 1,162	$ 836

Insurance Receivable Beginning Balance Accruals Receipts	$ 576 - (11)	$ 670 - (42)	$ 670 156 (250)	$ 527 192 (49)	$ 172 421 (66)

Ending Balance	$ 565	$ 628	$ 576	$ 670	$ 527

The amounts accrued for asbestos liabilities are recorded under "Other current liabilities" and "Other long-term liabilities," and the amounts accrued for insurance receivables are reflected under "Other current assets" and "Other assets," in the accompanying consolidated balance sheets.

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

OTHER LITIGATION

In late December 2003, we settled all claims in a class action lawsuit filed against us and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (the "Plan") in 1997 seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement. In February 2004, the District Court entered a preliminary order approving the settlement, which, among other things, scheduled a fairness hearing on the settlement. At the fairness hearing, the District Court will be requested to finally approve the settlement agreement as fair, reasonable, and adequate. Under the settlement the Plan will pay $67 million in additional benefits to certain class members plus 1% simple annual interest from December 18, 2003 until the date of distribution, which includes attorney and class representative fees, and costs to administer the settlement. All claims against the Plan and us will be dismissed with prejudice. The settlement may affect our net periodic pension cost and obligation to fund the Plan over time; however, we believe that the settlement should not have a material impact on our funding obligations or results of operations. An estimated settlement amount has been included in our projected benefit obligation.

In 2003, we settled a class action antitrust lawsuit filed against us and other manufacturers of containerboard. However, a significant number of plaintiffs opted out of the class and brought suit against the same defendants, making substantially the same allegations. During the first quarter of 2004, we recorded a pre-tax charge of $6 million for the settlement of these lawsuits. We have resolved the bulk of these opt out cases, however a small number remain pending.

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

The Wisconsin Department of Natural Resources ("WDNR") has referred a Notice of Violation ("NOV") to the Wisconsin Department of Justice ("WDOJ") for further action. The NOV alleges violations by one of our Green Bay paper mills of certain air regulations and permitting requirements concerning emissions from the mill's printing operations and emission monitoring requirements for the mill's dry forming operations. The Company discovered and voluntarily disclosed to WDNR the facts underlying both sets of allegations. Still, the civil penalty may exceed $100,000.

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

We are a 50% partner in a joint venture ("GA-MET") with Metropolitan Life Insurance Company ("Metropolitan"). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. At April 3, 2004, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $126 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

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

●    Unisource -- In connection with the sale of 60% of our Unisource paper distribution subsidiary to an affiliate of Bain Capital Partners, LLC, we agreed to indemnify Unisource for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $8 million. Upon exceeding this $8 million threshold, we are generally obligated to provide indemnification for any losses in excess of $8 million, up to a limit of $150 million. This general indemnification obligation expires on May 2, 2005, provided that Unisource may make certain claims with respect to various (i) tax and employee benefit matters until the expiration of the applicable statute of limitations and (ii) environmental matters until late 2007.

●    Domtar Inc. -- In connection with the sale of certain of our paper and pulp mills to Domtar, we agreed to indemnify Domtar for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $16 million. Upon exceeding this $16 million threshold, we generally are obligated to provide indemnification for any losses in excess of $16 million, up to a limit of $500 million. The majority of these general indemnification obligations expired on March 31, 2003, and Domtar has asserted some claims under these provisions. However, we remain subject to certain claims by Domtar for various environmental liabilities assumed by it until mid-2011. Our liability with respect to these environmental claims is capped at $100 million, and is subject to the $16 million threshold discussed above.

●    SCA -- In connection with the sale of our away-from-home tissue manufacturing assets to SCA, we agreed to indemnify SCA with respect to certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $2 million. Upon exceeding this $2 million threshold, we generally are obligated to provide indemnification for any losses in excess of $1 million, up to a limit of $425 million. The majority of these general indemnification obligations expired on March 2, 2003, and SCA has asserted some claims under these provisions. However, we remain subject to certain claims by SCA for various environmental claims until early 2009. Unlike our $425 million limit on liability with respect to general claims, our liability with respect to certain environmental claims made by SCA is capped at $850 million, less the amount of any indemnification payments previously made under our general indemnification obligations.

●    Plum Creek -- In connection with the merger of our timberlands business into Plum Creek, we agreed to indemnify Plum Creek with respect to certain losses resulting from breaches of limited representations and warranties contained in the separation agreement. This indemnity generally is not capped at a maximum potential liability and does not expire, but we believe we have very limited exposure under it.

●    Norampac, Inc. -- As part of an asset exchange with Norampac, we agreed to indemnify Norampac with respect to any losses resulting from (i) the breach of limited representations and warranties contained in the asset exchange agreement, (ii) any pre-exchange liabilities related to the exchanged facility not assumed by Norampac, and (iii) any environmental liability related to the pre-exchange operations of the exchanged facility. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we generally are obligated to provide indemnification for any losses in excess of $500,000, up to a limit of $10 million. The majority of these general indemnification obligations and the environmental liability indemnity expire in April 2006.

●    Genessee & Wyoming Inc. -- In connection with the sale of the assets of certain of our railroads to Genesee & Wyoming Inc. ("GWI"), we agreed to indemnify GWI for certain losses suffered as a result of our breaches of certain representations, warranties and covenants contained in the sale agreement. We are generally not required to pay under the indemnities until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we are generally obligated to provide indemnification for losses in excess of $500,000, up to a limit of $20 million for general indemnities. With respect to our environmental indemnities generally, we are obligated to provide indemnification for 80% of losses in excess of $500,000 and GWI is responsible for the remaining 20%, up to a total cap of $2 million. In the event environmental liabilities exceed $2 million, we are obligated to pay 100% of any such excess up to a limit of $15 million. The majority of these general indemnification obligations expire in June 2005, while the environmental liability indemnity expires in December 2008.

●    Sale of Insurance Receivables. -- In 2003, we sold, without recourse, approximately $156 million of asbestos insurance receivables to a trust established for the purpose of securitizing the receivables. We have retained no interests in the trust or the receivables. According to the sale agreement, the Certificate of Claims Qualification and Qualified Payments have been transferred to the purchaser. Our continuing involvement is limited to our agreement to indemnify the trust for any losses resulting from our breach of any representation or warranty we made in agreements associated with the sale, or any claims brought by the insurance companies.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to the divestitures summarized above will be material to our results of operations, financial position, or liquidity. We will accrue a liability related to a specific indemnity when future payment is probable and the amount is reasonably estimable.

32

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

Included in Other Non-Guarantor Subsidiaries is our wholly owned subsidiary G-P Receivables, a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables bought these receivables at a significant discount during the first quarter of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $286 million, and the Corporation, Fort James Guarantor Subsidiary, and Other Non-Guarantor Subsidiaries recognizing a corresponding charge to general and administrative expense of $256 million, $4 million and $26 million, respectively. Prior to December 2003, G-P Receivables purchased the receivables at face value; accordingly, no such income or loss was recognized in the first quarter of 2003.

CONSOLIDATING STATEMENTS OF INCOME FIRST QUARTER 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 3,021	$ -	$ 1,141	$ 578	$ 1,084	$ (602)	$ 5,222

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	2,441 159 112 392 131 (277)	- - - - 9 (96)	818 125 61 43 96 1	393 46 36 30 (61) (1)	916 28 35 (246) 22 1	(603) - - - - 398	3,965 358 244 219 197 26

Total costs and expenses	2,958	(87)	1,144	443	756	(205)	5,009

(Loss) income from continuing operations before income taxes Benefit (provision) for income taxes	63 82	87 3	(3) 1	135 (37)	328 (120)	(397) -	213 (71)

Income (loss) from continuing operations Income from discontinued operations, net of taxes	145 2	90 -	(2) -	98 -	208 4	(397) (1)	142 5

Income (loss) before accounting change Cumulative effect of accounting change, net of taxes	147 -	90 -	(2) -	98 -	212 -	(398) -	147 -

Net income (loss)	$ 147	$ 90	$ (2)	$ 98	$ 212	$ (398)	$ 147

CONSOLIDATING STATEMENTS OF INCOME FIRST QUARTER 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,346	$ -	$ 1,195	$ 500	$ 976	$ (579)	$ 4,438

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	2,076 118 114 103 131 (93)	- - - - 6 (66)	849 116 64 37 109 74	356 43 28 37 (62) -	819 28 37 14 20 -	(579) - - - - 163	3,521 305 243 191 204 78

Total costs and expenses	2,449	(60)	1,249	402	918	(416)	4,542

(Loss) income from continuing operations before income taxes Benefit (provision) for income taxes	(103) 73	60 2	(54) 21	98 (21)	58 (22)	(163) -	(104) 53

Income (loss) from continuing operations Income from discontinued operations, net of taxes	(30) (3)	62 -	(33) -	77 -	36 (4)	(163) -	(51) (7)

(Loss) income before accounting change Cumulative effect of accounting change, net of taxes	(33) 3	62 2	(33) 22	77 -	32 1	(163) -	(58) 28

Net (loss) income	$ (30)	$ 64	$ (11)	$ 77	$ 33	$ (163)	$ (30)

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST QUARTER 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$ (141)	$ (1)	$ 10	$ 121	$ (37)	$ -	$ (48)

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(46) 5 (2)	- - -	(34) 1 -	(11) 1 (1)	(18) - (3)	- - -	(109) 7 (6)

Cash used for investing activities	(43)	-	(33)	(11)	(21)	-	(108)

Cash flows from financing
  activities:
    Net increase (decrease)
      in debt
    Net change in intercompany
      payable/invested equity
     Proceeds from option plan
       exercises
    Fess paid to issue debt
    Cash dividends paid
    Other

	63 135 34 (18) (32) -	(8) (4) - - - 13	(11) 34 - - -	(24) (51) - - - 1	166 (114) - - - -	- - - - - -	186 - 34 (18) (32) 14

Cash provided by (used for) financing activities	182	1	23	(74)	52	-	184

Increase in cash Balance at beginning of period	(2) 1	- -	- 1	36 25	(6) 24	- -	28 51

Balance at end of period	$ (1)	$ -	$ 1	$ 61	$ 18	$ -	$ 79

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST QUARTER 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$ 72	$ 4	$ (136)	$ 131	$ (96)	$ -	$ (25)

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(55) 1 (5)	- - -	(46) - -	(8) - (3)	(14) - (1)	- - -	(123) 1 (9)

Cash used for investing activities	(59)	-	(46)	(11)	(15)	-	(131)

Cash flows from financing activities: Net increase (decrease) in debt Net change in intercompany payable/invested equity Fess paid to issue debt Cash dividends paid	284 (230) (37) (31)	7 (11) - -	(26) 208 - -	(18) (78) - -	- 111 (1) -	- - - -	247 - (38) (31)

Cash provided by (used for) financing activities	(14)	(4)	182	(96)	110	-	178

Increase in cash Balance at beginning of period	(1) 3	- -	- -	24 18	(1) 21	- -	22 42

Balance at end of period	$ 2	$ -	$ -	$ 42	$ 20	$ -	$ 64

CONSOLIDATING BALANCE SHEETS AS OF APRIL 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Net assets held for sale Other current assets	$ (1) (10) 671 175 522 629 66	$ - - - - 15 - -	$ 1 - 651 (39) - - 62	$ 61 550 287 16 17 46 71	$ 22 1,123 305 (35) 93 1,124 118	$ - - 1 - (647) - (37)	$ 83 1,663 1,915 117 - 1,799 280

Total current assets	2,052	15	675	1,048	2,750	(683)	5,857

Total property, plant and equipment, net	2,637	-	3,169	1,173	1,444	1	8,424

Goodwill, net	491	-	5,824	974	176	-	7,465

Intercompany note receivable	2,291	1,966	-	3,781	203	(8,241)	-

Other assets	10,959	9,527	495	296	856	(19,192)	2,941

Total assets	$ 18,430	$ 11,508	$ 10,163	$ 7,272	$ 5,429	$ (28,115)	$ 24,687

CONSOLIDATING BALANCE SHEETS (continued) AS OF APRIL 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Net liabilities held for sale Other current liabilities	$ 928 532 93 289 933	$ 700 - 228 - 20	$ 7 180 18 - 184	$ 12 503 1 - 161	$ 860 203 307 217 161	$ - (1) (647) (60) (37)	$ 2,507 1,417 - 446 1,422

Total current liabilities	2,775	948	389	677	1,748	(745)	5,792

Long-term debt, excluding current portion	7,401	410	250	66	109	-	8,236

Other long-term liabilities	2,180	-	592	161	817	(38)	3,712

Deferred income tax liabilities	348	(29)	652	38	416	-	1,425

Intercompany note payable	204	930	5,006	78	2,023	(8,241)	-

Shareholders'/invested equity	5,522	9,249	3,274	6,252	316	(19,091)	5,522

Total liabilities and shareholders' equity	$ 18,430	$ 11,508	$ 10,163	$ 7,272	$ 5,429	$ (28,115)	$ 24,687

CONSOLIDATING BALANCE SHEETS AS OF JANUARY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Net assets held for sale Other current assets	$ - (16) 618 174 488 508 148	$ - - - - 8 - -	$ 1 - 629 (39) - - 12	$ 25 541 285 16 7 45 64	$ 25 1,017 316 (34) 91 943 126	$ - - - - (594) - (49)	$ 51 1,542 1,848 117 - 1,496 301

Total current assets	1,920	8	603	983	2,484	(643)	5,355

Total property, plant and equipment, net	2,663	-	3,226	1,215	1,477	1	8,582

Goodwill, net	491	-	5,824	994	176	(1)	7,484

Intercompany note receivable	2,289	1,964	(1)	3,772	204	(8,228)	-

Other assets	10,883	9,531	496	342	848	(19,116)	2,984

Total assets	$ 18,246	$ 11,503	$ 10,148	$ 7,306	$ 5,189	$ (27,987)	$ 24,405

CONSOLIDATING BALANCE SHEETS (continued) AS OF JANUARY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Net liabilities held for sale Other current liabilities	$ 47 511 91 229 891	$ 714 - 212 - 24	$ 7 181 8 - 172	$ 13 505 1 - 146	$ 698 208 282 226 167	$ (1) - (594) (60) (50)	$ 1,478 1,405 - 395 1,350

Total current liabilities	1,769	950	368	665	1,581	(705)	4,628

Long-term debt, excluding current portion	8,225	404	254	91	100	-	9,074

Other long-term liabilities	2,266	-	587	179	834	(40)	3,826

Deferred income tax liabilities	388	(27)	655	42	425	-	1,483

Intercompany note payable	204	928	5,006	77	2,014	(8,229)	-

Shareholders'/invested equity	5,394	9,248	3,278	6,252	235	(19,013)	5,394

Total liabilities and shareholders' equity	$ 18,246	$ 11,503	$ 10,148	$ 7,306	$ 5,189	$ (27,987)	$ 24,405

41

14.

OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing and building products distribution. The following represents selected operating data for each reportable segment for the three months ended March 2004 and 2003.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Quarter 2004		First Quarter 2003

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other	$ 1,341 542 649 387 1,039 1,261 3	26% 10 13 7 20 24 -	$ 1,287 473 660 368 776 873 1	29% 11 15 8 17 20 -

Total net sales to unaffiliated customers	$ 5,222	100%	$ 4,438	100%

INTERSEGMENT SALES
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ 1 - 26 145 613 3 (788)		$ 1 - 29 148 449 2 (629)

Total intersegment sales	$ -		$ -

TOTAL NET SALES
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ 1,342 542 675 532 1,652 1,264 (785)	26% 10 13 10 32 24 (15)	$ 1,288 473 689 516 1,225 875 (628)	29% 11 15 12 27 20 (14)

Total net sales	$ 5,222	100%	$ 4,438	100%

1 Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Quarter 2004		First Quarter 2003

OPERATING PROFITS (LOSSES)
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[2]	$ 122 58 45 (20) 263 58 (116)	30% 14 11 (5) 64 14 (28)	$ 123 43 59 (43) (17) 3 (68)	123% 43 59 (43) (17) 3 (68)

Total operating profits Interest expense	410 (197)	100% ===	100 (204)	100% ===

Income (loss) from continuing operations before income taxes (Provision) benefit for income taxes	213 (71)		(104) 53

Income (loss) from continuing operations Income (loss) from discontinued operations, net of taxes	142 5		(51) (7)

Net income (loss) before accounting change Cumulative effect of accounting change, net of taxes	147 -		(58) 28

Net income (loss)	$ 147		$ (30)

2 Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our strategy is to improve our portfolio of businesses by investing in businesses that are high value-added and that position us closer to consumers, and by divesting or exiting non-strategic businesses. A key component of that strategy is improving our bath tissue, paper towel and napkin business, which is commonly referred to as the tissue business. We believe that our acquisition of Fort James Corporation in late 2000 directly facilitated that strategy. In our other paper and forest products businesses, we are focused on maximizing cash returns by differentiating our products and partnering with our customers to improve supply chain efficiencies.

On March 30, 2004, we announced that we agreed to sell an interest in our Brazilian pulp businesses for $75 million. This transaction is expected to close during the second quarter of 2004. After tax proceeds are expected to be approximately $56 million. We expect to utilize the proceeds of this sale to further reduce debt. We expect to recognize a small after tax gain on the sale upon closure.

On February 26, 2004, we announced that we reached a definitive agreement for Koch Cellulose, LLC, a wholly owned subsidiary of Koch Industries, Inc., to acquire our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad for $610 million, including the assumption of $73 million of indebtedness. The sale, which is subject to customary conditions, is expected to be completed in the second quarter of 2004. We expect the transaction to result in debt reduction of $535 million, which includes cash and $73 million of debt to be assumed by Koch. We also intend to defease an outstanding $24 million tax-exempt bond prior to the consummation of the transaction in order to transfer certain assets to Koch. The results of operations associated with this sale have been reported as discontinued operations.

On March 12, 2004, we announced that we reached a definitive agreement to sell our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team. Closing on the sale is subject to customary conditions and is expected to occur in the second quarter of 2004. The overall transaction is valued at approximately $810 million, which assumes $630 million of working capital at closing. We expect the transaction to result in net after tax proceeds of approximately $780 million, which will be used to repay debt. Actual cash proceeds could be larger or smaller depending upon the actual working capital value at closing.

In 2001, in connection with the redirection of our focus away from commodity-based businesses, we sold a portion of our pulp and paper assets to Domtar Inc. and completed the spin-off of our timber business and its merger into Plum Creek. In 2002, we sold a 60% controlling interest in our Unisource paper distribution business.

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

Industry Conditions

Most of our businesses have experienced weak industry conditions during the past three years. Industry productive capacity has generally exceeded demand, resulting in cyclically low prices. Consequently, operating results for our consumer products, packaging and bleached pulp and paper business have declined each year since 2000. Factors that have negatively impacted the supply/demand balance over the period include:

● ● ● ● ● ●

sluggish economic growth in the U.S. and export markets,
increased paper and forest product production capacity outside the United States, weak employment conditions,
lower U.S. industrial output as production shifts to other regions of the world, a decline in U.S commercial construction, and
increased energy and wastepaper costs.

Our building products business was an exception in 2003 and the first quarter of 2004, as a result of relatively high prices for structural wood panels beginning in the second half of the 2003. Low industry inventories and a weather-delayed seasonal pickup in housing starts combined to create a temporary, but severe, supply/demand imbalance. A very strong U.S. residential housing construction market, in spite of declining demand from commercial construction and industrial markets, has supported building products demand over the past three years.

We are continuously focused on maximizing the efficiency of our manufacturing and logistics systems, and in light of industry conditions we have shut down a number of facilities and machines during the past three years. These have resulted in asset impairment charges and severance costs.

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

Debt and Liquidity

Our senior management has established the parameters of our financial policies, which have been approved by our board of directors. These include balancing our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure that we can meet our financial obligations when or before they come due and to finance attractive business opportunities. Historically, we set debt targets based on our cash generating capability under various business scenarios. We experience variances in cash flow from period to period and various methods are utilized to reasonably estimate possible deviations in estimated future cash flows.

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not significantly exceed $1 billion. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing or unexpected needs. As of April 3, 2004, unused capacity under our Multi-Year Revolving Credit Facility was $1,448 million. For further discussion of the unused capacity, see the tables that follow.

We are focused on reducing the amount of debt that we carry and to minimize the interest costs on that debt. As part of our efforts to reduce the amount of debt, we have agreed to sell our building products distribution business, our non-integrated pulp operations and other pulp assets. These transactions are expected to be completed in the second quarter of 2004. We expect to utilize the after tax proceeds from these sales to reduce debt by approximately $1,371 million.

In an effort to minimize the interest costs on the debt that we carry, during the first quarter of 2004, we called $243 million of our 9.875% debentures due November 1, 2021, and $250 million of our 9.625% debentures due March 15, 2022. In addition, we announced that we have elected to call $250 million of our 9.5% debentures due May 15, 2022 and redeemed these debentures on April 20, 2004. We also announced that we have elected to call $240 million of our 9.125% debentures due July 1, 2022, and we expect to redeem these debentures on or about May 6, 2004. We expect to use funds available under our revolving credit facility to redeem these debentures.

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

Beginning in 2001, and again at the end of 2002 and 2003, we retained nationally recognized consultants in asbestos liability and insurance to work with us to estimate the amounts, net of insurance, that we would pay for our asbestos-related liabilities and defense costs for the following 10-year periods. At the end of 2001 we recorded an initial liability of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, we expected to pay through 2011. At the end of 2002, we increased our reserve net of expected insurance recoveries by $315 million to add the estimated net cost for 2012, and to increase our estimated liability for years 2003 through 2012 based on actual costs in 2002, which were higher than expected.

Our actua1 2003 claims experience was in line with the underlying assumptions we used to determine our projected asbestos liability at the end of 2002. Also during the year, we completed agreements with two insurers of our asbestos liabilities which generally provide that we will be able to recover more insurance from those carriers than we had assumed when we were projecting our insurance receivables in 2002. After adjusting our estimated receivables and adding an estimate of our net costs for 2013, our total 10-year net liability at the end of 2003 was $451 million, compared with $492 million at the end of 2002. The following table details the activity in our asbestos liability and receivable balances during the first quarter of 2004:

Asbestos Liabilities	(in millions)
Beginning Balance	$1,027
Accruals	-
Payments	(47)

Ending Balance	$980

Insurance Receivable
Beginning Balance	$576
Accruals	-
Receipts	(11)

Ending Balance	$565

We expect insurance proceeds to be lower in 2004 than in previous years because we monetized $156 million of the receivables in the fourth quarter of 2003, and we have entered the third layer of our insurance coverage, which has more insolvent carriers. As a result, we expect the insurance proceeds over the next two years to be below 50% until we exhaust this layer and move to upper layers with fewer insolvencies.

In recent years federal and state legislators have considered proposals for tort reform generally, and to deal with asbestos litigation in particular. Tort reform legislation has been enacted in some states where large numbers of claims have been filed against us, but because this legislation is relatively new, we are not able to assess its effect as yet. In the U.S. Senate, the Fairness in Asbestos Injury Resolution Act was introduced in 2003, and approved by the Senate Judiciary Committee. The Act would create a national trust fund, to be funded by companies and insurers which have asbestos liability; the fund would pay claims of asbestos victims and generally end litigation alleging personal injury caused by asbestos in federal and state courts. On April 22, 2004, the United States Senate voted against cloture on a bill, which was substantially similar to the bill passed by the Judiciary Committee in 2003. The vote, on a motion to impose cloture on the debate surrounding the bill, was 50-47; 60 votes were required to impose cloture. Cloture is a procedural step to limit debate on a bill. Leaders of both political parties have announced they will have further negotiations about this bill.

For further information regarding our asbestos matters, see Note 12 of the Notes to Consolidated Financial Statements.

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

During the first quarter of 2004 we reported consolidated net sales of $5.2 billion, compared with net sales of $4.4 billion for the first quarter of 2003.

Interest expense decreased $7 million to $197 million in the first quarter of 2004 compared with $204 million in the first quarter of 2003, principally as a result of lower debt levels that were mostly offset by higher average interest rates. Interest expense allocated to discontinued operations was $3 million in both the first quarters of 2004 and 2003.

Income from continuing operations before income taxes was $213 million and we reported an income tax provision of $71 million for the first quarter of 2004, compared with a loss from continuing operations before income taxes of $104 million and an income tax benefit of $53 million for the first quarter of 2003. The effective tax rate in 2004 was different from the statutory rate primarily because of lower international income tax rates and utilization of state tax credits. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the reversal of approximately $10 million of income tax contingency reserves no longer required in Europe.

In connection with the announced agreement to sell our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad on February 26, 2004, we began reporting these businesses as discontinued operations in the statements of operations. Effective February 26, 2004, we ceased depreciation of the related assets.

These pulp businesses were previously reported in the bleached pulp and paper segment and the railroad was reported in the packaging segment. Income from discontinued operations, net of taxes was $5 million in the first quarter of 2004, compared to a loss from discontinued operations, net of taxes of $7 million in the first quarter of 2003. The year-over-year increase in income from discontinued operations, net of taxes resulted primarily from higher average selling prices for pulp products and lower depreciation expense in 2004.

On December 29, 2002, we adopted SFAS No. 143. SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after tax credit of $28 million effective at the beginning of 2003 (see Note 9 of the Notes to Financial Statements).

The remaining discussion of continuing operations refers to the "Consolidated Selected Operating Segment Data" table (included in Note 13 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $1,342 million and $122 million, respectively, for the first quarter of 2004 compared with net sales of $1,288 million and operating profits of $123 million during the first quarter of 2004. Included in the 2004 operating results is a pre-tax charge of $2 million for severance costs associated with job eliminations in our Green Bay Broadway manufacturing facility. Included in the 2003 operating results is a pre-tax impairment charge of $25 million related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6 of the Notes to Financial Statements).

Operating returns in the first quarter of 2004 declined slightly from the first quarter of 2003 primarily due to increased costs. Spending increased $22 million for advertising and promotion primarily associated with the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue while waste paper, purchased pulp, wood, electricity and resin costs increased as well. Average selling prices for commercial tissue decreased 5% compared to the first quarter of 2003. These operating declines were offset by a 7% increase in average selling prices for Dixie and increased sales volumes for retail tissue, commercial tissue and Dixie of 5%, 6% and 3%, respectively. For the remainder of 2004, we expect margins to improve as we implement announced price increases of 4% to 9% and demand continues to improve by means of our product re-launches and the economic recovery.

INTERNATIONAL CONSUMER PRODUCTS

Our international consumer products segment reported net sales and operating profits of $542 million and $58 million, respectively, during the first quarter of 2004, compared with $473 million and $43 million of net sales and operating profits, respectively, in the prior year. The first quarter 2004 results include a credit of $4 million for the reversal of severance reserves. During the first quarter of 2004 the dollar weakened against the functional currencies of the businesses in the international consumer products segment when compared to the first quarter of 2003. The impact of the change in foreign currency exchange rates was to increase net sales and operating profits in 2004 by $75 million and $8 million, respectively. Compared with the first quarter of 2003, average selling prices for the international consumer products segment decreased 6%, while sales volumes increased 5% during 2004. Operating conditions in the international consumer products segment are expected to remain competitive during the remainder of 2004 as a result of rising raw material costs.

PACKAGING

The packaging segment reported net sales of $675 million and operating profits of $45 million in the first quarter of 2004, compared with net sales of $689 million and operating profits of $59 million in the first quarter of 2003. Lower year-over-year selling prices and higher wood and wastepaper costs offset a 5% increase in shipments, lower inventories and slightly lower natural gas costs for the first quarter of 2004. Average selling prices decreased compared to first quarter 2003; however, we expect selling prices to trend upward in the next quarter.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales of $532 million and an operating loss of $20 million in the 2004 first quarter. For the same period in 2003, the segment reported net sales of $516 million and operating loss of $43 million. Included in the 2004 operating results is an $8 million operating loss from our minority interest in Unisource. Included in the 2003 operating results is an impairment charge of $49 million related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6) and an $8 million loss from the company's minority interest in Unisource. The year-over-year decrease in operating profits was primarily a result of a 9% decrease in average selling prices and higher energy costs for the first quarter of 2004, offset somewhat by 3% higher sales volumes. Improved first quarter demand driven by a strengthening economy has led to late-quarter price increase announcements by all major competitors. Compared with prior periods, first quarter 2004 industry operating rates are up and industry inventories are lower. For the remainder of 2004, we expect continued increases in sales volumes and rising selling prices in this segment.

As noted above, we reached an agreement to sell our non-integrated pulp mills at Brunswick, Georgia and New Augusta, Mississippi and a shortline railroad in February of 2004. These results of operations from the pulp mills are currently reported as discontinued operations and were previously included in the bleached pulp and paper segment.

BUILDING PRODUCTS MANUFACTURING

During the first quarter of 2004, the building products manufacturing segment reported net sales of $1,652 million and operating profits of $263 million. In the first quarter of 2003, the segment reported net sales and operating losses of $1,225 million and $17 million, respectively. Included in the 2004 first quarter results were $2 million in employee severance costs for the Gloster, Mississippi, and Russellville, South Carolina plywood facilities. In the first quarter of 2003, we closed a particleboard facility at Oxford, Mississippi and a sawmill at Wakefield, Virginia resulting in total pre-tax charges of approximately $7 million. Average selling prices increased for all segment products with the most significant price increases in plywood and oriented strand board of 52% and 115%, respectively. Additionally, sales volumes increased for plywood, oriented strand board, gypsum and softwood lumber by 11%, 13%, 13% and 21%, respectively. The poor operating results in the first quarter of 2003 are principally a result of poor weather conditions, which led to market-related production curtailment. We expect continued strong residential construction markets and seasonally strong summer demand to drive continued strong operating results for building products through the second and third quarters of 2004.

BUILDING PRODUCTS DISTRIBUTION

The building products distribution segment experienced record setting, first quarter operating results during 2004. Net sales and operating profits for the building products distribution segment were $1,264 million and $58 million, respectively, for the first quarter of 2004. During the same period in 2003, the segment reported net sales and operating profits of $875 million and $3 million, respectively. The increase in operating profits was primarily a result of increased selling prices for all wood and metal-based commodity building products. We also experienced higher gross profit margins while our fixed costs remained constant with those of 2003.

As stated above, we reached a definitive agreement to sell our building products distribution business in March of 2004. We expect to complete this sale in the second quarter of 2004.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $48 million to a loss of $116 million in 2004 from a loss of $68 million in the 2003 first quarter. Included in the first quarter 2004 results is a pre-tax charge of $26 million associated with the early extinguishment of debt. The increased loss is also attributable to higher stock-based compensation, offset somewhat by foreign currency exchange gains in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our debt increased during the first quarter of 2004 by approximately $192 million, primarily due to seasonal increased working capital needs. During the remainder of 2004, we expect our cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES. For the three months ended April 2004 we used cash for operations of $48 million compared with using cash for operations of $25 million a year ago. The increase in cash used by operating activities is primarily due to increased seasonal working capital.

During the first quarter of 2004, we experienced a seasonal working capital increase of $344 million compared to a working capital increase of $264 million in the first quarter of 2003. Accounts receivable increased during the first quarter of 2004 by $325 million compared to an increase of $162 million in the same period of 2003. The year-over-year increase in accounts receivable related primarily to increased sales in 2004 in the building products businesses driven by higher selling prices primarily for structural panels and lumber. Inventory increased during the first quarter of 2004 by $170 million compared with an increase in inventory of $99 million in the first quarter of 2003. The year-over-year increase in inventory related principally to higher inventories levels in the building products businesses to accommodate higher anticipated demand. Accounts payable increased by $101 million during the first quarter of 2004, compared to an increase in accounts payable of $8 million in the first quarter of 2003. The 2004 increase in accounts payable resulted principally from higher purchases of building products materials as evidenced by higher inventories. Other working capital decreased by $50 million during the first quarter of 2004 compared with a decrease in other working capital of $11 million in the same period of 2003. The year-over-year change in other working capital resulted primarily from higher accrued interest in 2004 related to timing of interest payments, and to increased accruals for pension benefits.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the three months ended April 2004 were $109 million, which included $42 million in the North America consumer products segment, $11 million in the international consumer products segment, $19 million in the packaging segment, $5 million in the bleached pulp and paper segment, $14 million in the building products manufacturing segment, $1 million in the building products distribution segment, $6 million for discontinued operations and $11 million in the other segment. Capital expenditures for property, plant and equipment in the first quarter of 2003 were $123 million. We expect to make capital expenditures for property, plant and equipment of approximately $750 million in 2004.

In February 2004, the United States EPA finalized two new maximum achievable control technology (MACT) requirements that establish new air emission limits for plywood and composite panel facilities (PCWP MACT) and for boilers at both wood products and pulp and paper facilities (Boiler MACT). Compliance with these standards will be required by mid 2007. We currently estimate compliance cost for the PCWP MACT standard to be approximately $80 million at 40 plants and approximately $50 million to install emission control technology on 38 boilers at various manufacturing locations. The bulk of the capital spending will occur in 2005 and 2006.

On February 26, 2004, we announced that we reached a definitive agreement for Koch to acquire our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad for $610 million, including the assumption of $73 million of indebtedness. The sale, which is contingent on regulatory approvals and satisfaction of customary conditions, is expected to be completed in the second quarter of 2004. We expect the transaction to result in debt reduction of $535 million, which includes cash and $73 million of debt to be assumed by Koch. We also intend to defease an outstanding $24 million tax-exempt bond prior to the consummation of the transaction in order to transfer certain assets to Koch. Based on the expected value of this transaction, we recognized a goodwill impairment loss of $106 million in accordance with SFAS No. 142 in the fourth quarter of 2003. We expect to recognize a small after tax loss on the sale upon closing.

On March 12, 2004, we announced that we reached a definitive agreement to sell our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team. Closing on the sale is subject to customary conditions and is expected to close in the second quarter of 2004. The overall transaction is valued at approximately $810 million, which assumes $630 million of working capital at closing. We expect the transaction to result in net after tax proceeds of approximately $780 million, which will be used to repay debt. Actual cash proceeds could be larger or smaller depending upon the actual working capital value at closing. We expect to record a small gain on the sale upon closing

In connection with the closing of this transaction, we expect to enter into a six-year agreement, which will require the building products distribution business to continue purchasing minimum amounts of structural panels, lumber and other building products manufactured by us. This supply agreement contains terms substantially similar to the current arrangement between our building products manufacturing and building products distribution businesses. Because our continuing involvement with this business under this supply agreement is considered significant to the building products distribution business, the business is not reported as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The building products distribution business is deemed to be held for sale and the related assets and liabilities are classified as such on the accompanying balance sheets.

On March 30, 2004, we announced that we agreed to sell all of our interests in three Brazilian pulp businesses for $75 million. This transaction is expected to close during the second quarter of 2003. After tax proceeds are expected to be approximately $56 million and we expect to record a small after tax gain on the sale upon closing. We expect to utilize the proceeds of this sale to further reduce debt.

FINANCING ACTIVITIES. Our debt increased by $192 million to $10,840 million at April 3, 2004 (including approximately $97 million of debt classified as "Net liabilities held for sale") from $10,648 million at January 3, 2004 (including approximately $97 million of debt classified as "Net liabilities held for sale"). This increase was somewhat offset by changes in foreign currency exchange rates of $16 million during this time period. At April 3, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%. The following table details the activity in our short and long-term debt balances in 2004:

(in millions)	Short-term	Long-term*	Total

Beginning balances:	$ 689	$ 9,959	$ 10,648
Maturities: Accounts receivable secured borrowings Industrial revenue bonds Money markets Notes	- - - -	- (1) - -	- (1) - -
Repayments**	-	(1,303)	(1,303)
Borrowings**	570	942	1,512
Other: Effect of foreign currency exchange rates	-	(16)	(16)

Ending balance	$ 1,259	$ 9,581	$ 10,840

*	Includes current portion of long-term debt of $1,248 million.
**	Includes repayments and re-borrowings of our Multi-Year Revolving Credit Facility of $776 million and $934 million, respectively.

As of April 3, 2004, we had $859 million outstanding under our $900 million accounts receivable secured borrowing program, which was renewed in December 2003. G-P Receivables, Inc. ("G-P Receivables") is our wholly owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as both "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We intend to repurchase the receivable interest sold into the program related to the building products distribution segment. Those receivables will be transferred to the purchaser of that segment pursuant to the divestiture described in Note 5. The amount of that repurchase is currently anticipated to be approximately $380 million.

On April 2, 2004, we borrowed a total of $400 million of 2.6% short-term bank loans scheduled to mature on June 4, 2004. Net proceeds from the loans were used to pay down a portion of our Multi-Year Revolving Credit Facility.

On February 27, 2004, we called $243 million of our 9.875% debentures due November 1, 2021. We also called $250 million of our 9.625% debentures due March 15, 2022on March 31, 2004. In conjunction with these transactions we recorded a pretax charge of $26 million for call premiums and to write off deferred debt issuance costs during the first quarter of 2004. This charge for the early extinguishment of debt was included in "Other losses, net" on the accompanying statements of operations.

In connection with the proposed sale of our non-integrated pulp mills and short-line railroad to Koch (see Note 5), Koch will assume $73 million of indebtedness. In addition, we also intend to defease an outstanding $24 million tax-exempt bond prior to the consummation of the transaction in order to transfer certain assets to Koch.

Also in the first quarter of 2004, we announced that we have elected to call $250 million of our 9.5% debentures due May 15, 2022 and redeemed these debentures on April 20, 2004. We also announced that we have elected to call $240 million of our 9.125% debentures due July 1, 2022, and we expect to redeem these debentures on or about May 6, 2004. We expect to use funds available under our revolving credit facility to redeem these debentures. We have classified the related debt as "Current portion of long-term debt" on the accompanying balance sheets as of April 3, 2004. In the second quarter of 2004, we expect to record a pretax charge of $24 million for call premiums and to write off deferred debt issuance costs.

Our international operations create exposure to foreign currency exchange rate risks. At April 3, 2004, we had outstanding approximately $361 million (net of discount), of Euro-denominated bonds, which were designated as a hedge against our net investment in Europe. The use of this financial instrument allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on this instrument substantially offsets losses and gains on the assets, liabilities and transactions being hedged. These Euro-denominated bonds mature on June 29, 2004.

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed in 2003 allow Georgia-Pacific and any restricted subsidiary (as defined in the indentures) of Georgia-Pacific to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur significant amounts of other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments, including making restricted investments, if certain conditions are met. We can, however, make permitted payments and permitted investments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of April 3, 2004.

At April 3, 2004, we had $408 million outstanding under our Multi-Year Revolving Credit Facility at a weighted-average interest rate of 3.2% with a maturity date of November 28, 2005. In addition, $644 million of borrowing capacity under the facility was committed to support outstanding letters of credit and similar instruments. Borrowings under this facility bear interest at market rates. These interest rates may be adjusted according to a rate grid based on our debt ratings. Fees and margins may also be adjusted according to a pricing grid based on our debt ratings. Fees include a facility fee of 0.4% per annum on the aggregate commitments of the lenders as well as up-front fees. During the first quarter of 2004, we paid

$2 million in commitment fees. Amounts outstanding under this facility are included in "Long-term debt, excluding current portion" on the accompanying consolidated balance sheets. We are currently evaluating opportunities to renegotiate the Multi-Year Revolving Credit Facility in advance of its maturity on November 28, 2005.

The amounts outstanding under our credit agreement include the following:

In millions	April 3, 2004

Commitments:	$ 2,250
Term loans	250

Credit facilities available	2,500

Amounts Outstanding:
Letter of credit agreements*	(644)
Revolving loans due November 2005, average rate of 2.9%	(158)
Term loans due November 2005, average rate of 3.3%	(250)

Total credit balance outstanding	(1,052)

Total credit available	$ 1,448

* The Letter of Credit Agreements only include Standby Letter of Credits from Bank of America.

Covenants in the Multi-Year Revolving Credit Facility require a maximum leverage ratio (as defined) of 65.00% on April 3, 2004 and thereafter. These covenants also require a minimum interest coverage ratio (as defined), of 2.50 to 1.00 on April 3, 2004; 2.75 to 1.00 on July 3, 2004; and 3.00 to 1.00 on October 2, 2004 and thereafter. In addition, the covenants require a minimum net worth (as defined) that changes quarterly. The covenants also require a maximum debt level of $12,538 million, which changes quarterly, should our leverage ratio be equal to or exceed 65.00%. We were in compliance with these debt covenants as of April 3, 2004, with a leverage ratio of 61.25%, an interest coverage ratio of 3.06 to 1.00, a debt level (as defined) of $10,674 million and an adjusted net worth surplus (as defined) as shown below:

April 3, 2004
In millions
Adjusted Net Worth:
Net worth	$ 5,522
Goodwill impairments	757
Minimum pension liability adjustment	473

Adjusted Net Worth	6,752
Required Net Worth:
80% of net worth as of the Credit Agreement closing date	4,650
50% of net Income from fourth quarter 2000 through 2004*	281
Proceeds of capital stock or equity interest from fourth quarter 2000 through 2004	1,152
The Timber Company Net Worth	(329)

Required Net Worth	5,754

Adjusted Net Worth surplus	$ 998

* Does not include quarters with net losses.

Our borrowing agreements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are discussed above. In addition, certain agreements contain cross-default provisions.

Our continued compliance with these restrictive covenants is dependent a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations and interest rate exchange agreements as of April 3, 2004. For obligations with variable interest rates, the tables set forth payout amounts based on weighted average rates for the year ended April 3, 2004, and do not attempt to project future interest rates.

(In millions) ---------------	2004 -------	2005 -------	2006 -------	2007 -------
Debt
Secured borrowings	$ 859	-	-	-
Average interest rates	2.2%	-	-	-
Bridge loans	$ 400	-	-	-
Average interest rates	2.6%	-	-	-
Credit facilities	-	$ 408	-	-
Average interest rate	-	3.2%	-	-
Notes and debentures	$ 826*	-	$ 609	$ 300
Average interest rates	7.9%	-	7.4%	6.9%
Euro-denominated bonds	$ 364	-	-	-
Average interest rates	4.8%	-	-	-
Revenue bonds	$ 30	$ 22	$ 1	$ 29
Average interest rates	1.3%	5.6%	6.0%	4.9%
Capital leases	$ 7	$ 13	$ 14	$ 17
Average interest rates	7.2%	8.2%	8.2%	8.7%
European debt	$ 10	$ 12	$ 10	$ 7
Average interest rates	4.6%	4.6%	4.7%	4.0%
Other loans	$ 4	-	-	-
Average interest rates	2.8%	-	-	-
Notional amount of interest rate exchange agreements (rate collar)	-	$ 47	-	-
Average interest rate cap	-	7.5%	-	-
Average interest rate floor	-	5.5%	-	-

(In millions) ---------------	2008 -------	Thereafter -------------	Total -------	Fair value April 3, 2004 ---------------
Debt
Secured borrowings	-	-	$ 859	$ 859
Average interest rates	-	-	2.2%	2.2%
Bridge loans	-	-	$ 400	$ 400
Average interest rates	-	-	2.6%	2.6%
Credit facilities	-	-	$ 408	$ 408
Average interest rates	-	-	3.2%	3.2%
Notes and debentures	$ 350	$ 5,569	$ 7,653	$ 8,304
Average interest rates	7.4%	8.4%	8.2%	6.4%
Euro-denominated bonds	-	-	$ 364	$ 363
Average interest rates	-	-	4.8%	6.2%
Revenue bonds	$ 21	$ 651	$ 754	$ 812
Average interest rates	5.0%	5.4%	5.3%	5.0%
Capital leases	$ 19	$ 201	$ 271	$ 330
Average interest rates	8.8%	7.7%	7.9%	5.1%
European debt	$ 6	$ 33	$ 78	$ 78
Average interest rates	3.9%	3.0%	3.8%	3.7%
Other loans	-	-	$ 4	$ 4
Average interest rates	-	-	2.8%	3.1%
Debt subtotal			$ 10,791
Less: unamortized debt discount			(48)
			------------
Total debt balance			$ 10,743
Plus: debt allocated to discontinued operations			97
			------------
Total debt outstanding			$ 10,840

Notional amount of interest rate exchange agreements (rate collar)	-	-	$ 47	$ 3
Average interest rate cap	-	-	7.5%	7.5%
Average interest rate floor	-	-	5.5%	5.5%

*Amount includes the $250 and $239 million debentures to be redeemed during the 2nd quarter of 2004.

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

	2004	2005	2006	2007	2008	Thereafter	Total
(In millions)
Standby letters of credit*	$ --	$ --	$ --	$ --	$ --	$ 21	$ 21

*      Standby letters of credit not included above under the credit facilities.

We intend to renew the standby letters of credit where appropriate as they mature, therefore, the obligations do not have a definitive maturity date.

On April 28, 2004, Fitch Ratings increased our senior unsecured long-term debt ratings to BB+ from BB and changed our rating outlook to 'stable'. This upgrade is primarily due to debt reductions resulting from expected asset sales as well as increased cash flows from operations. Additionally, on April 14, 2004, Moody's Investor Service revised the outlook for our Senior Implied Ba2 debt rating to 'stable' from 'negative' due to our plans to reduce debt with proceeds from our expected asset sales.

At April 3, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. During the first quarter of 2004, these agreements decreased interest expense by less than $1 million. The agreements had a weighted-average maturity of approximately two years at April 3, 2004.

The estimated fair value of our interest rate exchange agreements at April 3, 2004 was a $3 million asset. The liability balance represents the estimated amount we would be paid if the agreements were terminated on April 3, 2004. The fair value at April 3, 2004 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

At April 3, 2004 we had $1,902 million of floating rate debt outstanding, which represented approximately 18% of our total debt balance.

As of April 3, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first quarters of 2004 and 2003, we paid dividends totaling $32 million and $31 million, respectively.

OTHER. We employ approximately 61,000 people, approximately 25,000 of whom are members of unions. We consider our relationship with our employees to be good. Fifty-three union contracts are subject to negotiation and renewal in 2004, including ten at major facilities. Eleven of these contracts were renewed during the first quarter of 2004.

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

Environmental and Legal Matters

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters, including our asbestos liabilities. The more important assumptions in assessing our asbestos liability are the projection of the number of claims that will be filed against us in the future, which are influenced by the population potentially exposed to asbestos-containing products manufactured by us, the expected occurrence of various diseases in these potentially exposed populations, the rate at which these potentially exposed populations actually file claims, and activities of the asbestos plaintiffs' bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs' bar with respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against us. The unique nature of our asbestos claims and the calculation of the liability does not lend itself to a sensitivity analysis.

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

Goodwill and Long-Lived Assets

In addition, management uses judgment in assessing goodwill and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill. Goodwill totaled $7.5 billion at April 3, 2004 and represented 30% of our total assets. We review the recorded value of our goodwill annually at the beginning of the third fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of consumer products companies and forest products peer companies, our target capital mix, and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit's internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. If the discount rate used to estimate the fair value of each reporting unit were increased by 100 basis points, the fair value would continue to exceed the carrying value for all of our reporting units

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

In January 2003, the FASB released FIN 46. FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity in their financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities that are not consolidated.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Some of the matters discussed in this Form 10-Q concerning, among other things, the business outlook, anticipated financial and operating results, strategies, contingencies and our contemplated transactions, constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events. There can be no assurance that these events will occur or that our results will be as estimated. In some cases, the forward-looking statements contained in this Form 10-Q can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," or "estimates," or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-Q. Moreover, in the future, we, through our senior management team, may make additional or different forward-looking statements about the matters described in this document. We undertake no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-Q, or in our other SEC filings, including our Form 8-K dated October 17 1996, which are incorporated herein by this reference.

Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the effect of general economic conditions on the demand for consumer products, building products, and pulp and paper, the corresponding level of demand for and cost of wood fiber, wastepaper, energy and other costs, the effect of changes in the productive capacity of manufacturers of competitive products, unanticipated expenditures with respect to environmental, safety and health laws, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and other risks, uncertainties and assumptions discussed in our periodic filings with the Securities and Exchange Commission.

The following factors, which we caution are not exclusive, are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose these factors.

We have substantial indebtedness.

As described in this Form 10-Q, we have substantial indebtedness. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend in part on cash from operations and in part on cash produced by divestitures of some of our businesses. There can be no assurance that such divestitures will be consummated, or, if consummated, that the price and terms of such divestitures will be advantageous to us. Further, there can be no assurance that our businesses will be able to generate sufficient cash flows from operations, as they are subject to general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

On January 21, 2003, Moody's Investors Service announced that it had downgraded our senior implied and issuer debt ratings from Ba1 to Ba2 and our senior unsecured notes from Ba1 to Ba3. Moody's rating actions affected approximately $9 billion of debt securities. On January 29, 2003, Fitch Ratings announced that it had lowered our senior unsecured long-term debt ratings from BB+ to BB and withdrawn our commercial paper rating. Fitch's rating action with respect to the BB rating affected $1.5 billion of debt securities. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any future reductions in our debt ratings could increase the costs of our future short-term financings.

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

Competition and Volatility of Commodity Businesses.

We face intense competition from both large international and small domestic producers in most of our businesses. However, operating results are particularly volatile for our building products and pulp and paper businesses because most of these products are commodities, for which price is the principal competitive factor. We cannot control such factors as decreasing demand from customers or increasing supply from competitors, both of which cause price decreases for such products and in turn adversely affect our net sales, operating income and cash flows.

Costs Associated with Environmental Compliance and Remediation and Litigation.

Our operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of our operations. For example, the United States Environmental Protection Agency has recently issued new air emission regulations, known as "MACT" or Maximum Achievable Control Technology regulations, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The costs of compliance with these regulations, and additional or supplementary regulations, cannot be quantified in all cases, and there can be no assurance that the costs of such compliance will not be material to our results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described in Note 12, in some instances has been significant and remediation of future sites could also be significant. There can be no assurance that the final remediation costs will equal currently estimated costs or that additional sites will not require significant remediation expenses.

We are subject to significant asbestos litigation liabilities and costs, as discussed below, and to other litigation risks that are similar to other corporations of our size and complexity in an increasingly litigious environment. While we do not believe that any of these matters will be material to our long term financial status, certain litigation related matters may be material to our results of operations in certain reporting periods.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION
---------------------------
GEORGIA-PACIFIC CORPORATION
April 3, 2004
Item 1.	Legal Proceedings

The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 3.2 -	Bylaws, as amended to date. (1)

		Exhibit 12 -	Statement of Computation of Ratio of Earnings to Fixed Charges. (1)

		Exhibit 23.1 -	Consent of National Economic Research Associates (NERA). (1)

		Exhibit 23.2 -	Consent of Navigant Consulting. (1)

		Exhibit 31.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

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

	(b)	Reports on Form 8-K

	●	On January 28, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the call of certain dentures.

●

        On January 29, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the signing of a letter of intent, dated as of January 28, 2004, between Georgia-Pacific Corporation and KoCell, LLC, a wholly-owned subsidiary of Koch Industries, Inc. ("Koch") for Koch to acquire the Company's non-integrated fluff and market pulp operations and the issuance of a press release on January 29, 2004.

●

        On February 3, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 and reported the issuance of a press release regarding the declaration of quarterly dividend and which furnished (not filed) under Items 7 and 12 the press release entitled "Georgia-Pacific Reports Improved Fourth Quarter And Full Year 2003 Results" relating to the results of our fourth quarter ended January 3, 2004.

62

●

        On February 27, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the announcement of a definitive agreement between the Company and a subsidiary of Koch Industries, Inc.

	●	On March 3, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the call of certain dentures.

●

        On March 12, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the announcement of a definitive agreement to sell our building products distribution business.

	●	On March 17, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the call of certain dentures.

	●	On April 2, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the call of certain dentures.

(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2004	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff Executive Vice President - Finance and Chief Financial Officer

by /s/ James E. Terrell James E. Terrell, Vice President and Controller (Chief Accounting Officer)

64

GEORGIA-PACIFIC CORPORATION
-------------------------------------------------
INDEX TO EXHIBITS FILED WITH THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 3, 2004

Exhibit No.	Sequentially Numbered Description

3.2	Bylaws, as amended to date.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of National Economic Research Associates (NERA).

23.2	Consent of Navigant Consulting.

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

