Form 10-Q
period 2004-07-03
GEORGIA PACIFIC CORP
filed 2004-07-29
CIK 41077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________ Commission File Number 1-3506

GEORGIA-PACIFIC CORPORATION (Exact name of registrant as specified in its charter)

Georgia	93-0432081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of the close of business on July 26, 2004, Georgia-Pacific Corporation had 258,174,072 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Second Quarter		First Six Months

(In millions, except per share amounts)	2004	2003	2004	2003

Net sales	$ 5,188	$ 4,883	$10,410	$ 9,321

Costs and expenses: Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, net	3,893 304 236 225 178 (27)	3,847 321 243 207 202 (16)	7,858 662 480 444 375 (1)	7,368 626 486 398 406 62

Total costs and expenses	4,809	4,804	9,818	9,346

Income (loss) from continuing operations before income taxes Provision (benefit) for income taxes	379 149	79 25	592 220	(25) (28)

Income from continuing operations (Loss) income from discontinued operations, net of taxes	230 (10)	54 7	372 (5)	3 --

Income before accounting change Cumulative effect of accounting change, net of taxes	220 --	61 --	367 --	3 28

Net income	$ 220	$ 61	$ 367	$ 31

Basic per share: Income from continuing operations (Loss) income from discontinued operations, net of taxes	$ 0.90 (0.04)	$ 0.22 0.02	$ 1.46 (0.02)	$ 0.01 --

Income before accounting change Cumulative effect of accounting change, net of taxes	$ 0.86 --	$ 0.24 --	$ 1.44 --	$ 0.01 0.11

Net income	$ 0.86	$ 0.24	$ 1.44	$ 0.12

Diluted per share: Income from continuing operations (Loss) income from discontinued operations, net of taxes	$ 0.88 (0.04)	$ 0.22 0.02	$ 1.42 (0.02)	$ 0.01 --

Income before accounting change Cumulative effect of accounting change, net of taxes	$ 0.84 --	$ 0.24 --	$1.40 --	$ 0.01 0.11

Net income	$ 0.84	$ 0.24	$ 1.40	$ 0.12

Shares (denominator): Weighted average shares outstanding Dilutive securities: Options and restricted stock	255.1 7.5	250.1 0.6	254.3 7.5	250.1 0.4

Total assuming conversion	262.6	250.7	261.8	250.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
	First Six Months

(In millions, except per share amount)	2004	2003

Cash flows from operating activities
Net income
Adjustments to reconcile net income to cash provided by operations
    (excluding the effect of dispositions):
  Cumulative effect of accounting changes, net of taxes
  Other (income) loss, net
  Depreciation, amortization and accretion
  Deferred income taxes
  Increase in receivables
  Increase in inventories
  Increase in accounts payable
  Change in other working capital
  Change in taxes payable/receivable
  Change in other assets and other long-term liabilities
  Other

	$ 367 -- (3) 493 (22) (497) (68) 223 37 92 (149) 4	$ 31 (28) 63 522 (107) (272) (23) 48 22 340 42 30

Cash provided by operations	477	668

Cash flows from investing activities Property, plant and equipment investments Acquisitions Net proceeds from sales of assets Other	(288) (23) 1,386 (34)	(310) -- 17 (19)

Cash provided by (used for) investing activities	1,041	(312)

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Fees paid to retire debt
Net decrease in bank overdrafts
Net increase (decrease) in short-term debt
Proceeds from option plan exercises
Cash dividends paid ($0.25 per share)

	(4,412) 3,266 (13) (35) (60) (181) 49 (64)	(4,800) 4,441 (47) -- (54) 190 -- (63)

Cash used for financing activities	(1,450)	(333)

Increase in cash Balance at beginning of period	68 51	23 42

Balance at end of period	$ 119	$ 65

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	July 3, 2004	January 3, 2004

ASSETS Current assets Cash and equivalents Receivables, less allowances of $32 and $36, respectively Inventories Deferred income tax assets Current net assets held for sale Other current assets	$ 119 1,906 1,799 125 -- 332	$ 51 1,542 1,848 117 739 301

Total current assets	4,281	4,598

Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	17,898 (9,548)	17,758 (9,176)

Property, plant and equipment, net	8,350	8,582

Goodwill, net	7,461	7,484

Intangible assets, net	693	716

Net assets held for sale	--	757

Other assets	2,238	2,268

Total assets	$ 23,023	$ 24,405

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	July 3, 2004	January 3, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Secured borrowings and other short-term notes
  Current portion of long-term debt
  Accounts payable
  Accrued compensation
  Current net liabilities held for sale
  Other current liabilities

	$ 508 395 1,465 241 -- 1,239	$ 689 789 1,404 244 189 1,107

Total current liabilities	3,848	4,422

Long-term debt, excluding current portion	8,334	9,074

Net liabilities held for sale	--	206

Other long-term liabilities	3,605	3,826

Deferred income tax liabilities	1,487	1,483

Commitments and contingencies (Note 12)

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Junior preferred stock, no par value; 25,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, par value $0.80; 400,000,000 shares authorized;
    256,171,000 and 252,980,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive loss

	-- -- 205 3,561 1,899 (1) 85	-- -- 202 3,473 1,596 (1) 124

Total shareholders' equity	5,749	5,394

Total liabilities and shareholders' equity	$ 23,023	$ 24,405

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Second Quarter		First Six Months

(In millions)	2004	2003	2004	2003

Net income
 Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments
  Derivative instruments:
    Fair market value adjustments on derivatives
    Reclassification adjustments for losses included in net income
  Unrealized gain on securities
  Minimum pension liability adjustment

	$ 220 (21) -- -- -- 26	$ 61 67 (2) 4 -- --	$ 367 (65) -- -- -- 26	$ 31 124 (3) 7 4 --

Comprehensive income	$ 225	$ 130	$ 328	$ 163

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) GEORGIA-PACIFIC CORPORATION July 3, 2004

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our audited financial statements for the fiscal year ended January 3, 2004 in our Form 8-K filed with the SEC on May 20, 2004 reflecting our non-integrated pulp businesses as discontinued operations.

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

On May 7, 2004, we completed the sale of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, as well as affiliated assets, to Koch Cellulose, LLC ("Koch") and its subsidiaries. These pulp businesses were reported as discontinued operations through the date of the sale and the related assets and liabilities were classified as held for sale effective February 26, 2004 (the date of the definitive agreement). Accordingly, we ceased depreciation of the related assets on February 26, 2004. These pulp businesses were previously reported in the bleached pulp and paper segment.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $79 million and $182 million for the second quarter and first six months of 2004, respectively, and $100 million and $195 million for the second quarter and first six months of 2003, respectively.

Other (income) losses, net

The following amounts are included in Other (income) losses, net
	Second Quarter		First Six Months

(In millions)	2004	2003	2004	2003

Asset impairments: Bellingham Old Town Other Early extinguishment of debt Gain on asset sales, retirements and disposals, net Other	$ 11 -- 2 27 (65) (2)	$ -- -- 3 -- (17) (2)	$ 11 -- 2 53 (65) (2)	$ -- 74 7 -- (17) (2)

Other (income) losses, net	$ (27)	$ (16)	$ (1)	$ 62

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

	Second Quarter		First Six Months

(In millions, except per share amounts)	2004	2003	2004	2003

Net income as reported Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	$ 220 (1)	$ 61 (2)	$ 367 (2)	$ 31 (4)

Pro forma net income	219	59	365	27

Stock based employee compensation cost, net of taxes, included in the determination of net income as reported	23	4	46	6

Basic net income per share: As reported Pro forma	0.86 0.86	0.24 0.23	1.44 1.44	0.12 0.10

Diluted net income per share: As reported Pro forma	0.84 0.84	0.24 0.23	1.40 1.40	0.12 0.10

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

During the second quarter of 2004, we adopted FASB Staff Position ("FSP") FAS 106-2 ("the FSP"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides specific guidance on how to account for the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The FSP provides for either retroactive application to the date of enactment or prospective application from the date of adoption. We have elected retroactive application to the date of enactment, the impact of which was a reduction to net postretirement benefit cost of approximately $2 million in the second quarter of 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $67 million.

2.

PROVISION FOR INCOME TAXES. The effective tax rate in 2004 was higher than the statutory rate primarily because of state taxes and taxes related to the sale of our interest in a Brazilian pulp business, partially offset by lower international income tax rates. The effective tax rate in 2003 was lower than the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe.

3.

EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option and stock purchase plans. The increase in dilutive securities during 2004 was due primarily to an increase in the number of shares potentially issuable under our performance awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

4.

SUPPLEMENTAL DISCLOSURES -- CONSOLIDATED STATEMENTS OF CASH FLOWS. The cash impact of interest and income taxes is reflected in the table below. The effect of foreign currency exchange rate changes on cash was not material in either period.

First six months

	(In millions)	2004	2003

	Total interest costs Interest capitalized	$ 384 (9)	$ 408 (2)

	Interest expense	$ 375	$ 406

	Interest paid	$ 399	$ 342

	Income tax paid (refunds received), net	$ 198	$ (265)

	Debt assumed by buyer	$ 73	$ --

Interest expense allocated to discontinued operations was $5 and $7 million for the first six months of 2004 and 2003, respectively.

5.	DIVESTITURES.

Building Products Distribution

On May 7, 2004, we completed the sale of our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team, for $767 million in cash and a receivable of approximately $38 million, subject to working capital adjustments. In addition, we received $173 million in cash in June to settle an intercompany payable related to product sold to the building products distribution business prior to closing. This transaction resulted in a pre-tax gain of $7 million ($4 million after-tax gain) and was included in "Other (income) losses, net" on the statements of operations. The working capital adjustment has not been finalized.

In addition, we entered into a six-year agreement for the building products distribution business to continue purchasing structural panels, lumber and other building products manufactured by us. This supply agreement contains substantially similar terms as the previous arrangement between our building products manufacturing and building products distribution businesses. Because our continuing involvement with this business via this supply agreement is considered significant, the building products distribution business is not permitted to be reported as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived

Assets." The building products distribution business was deemed to be held for sale and the related assets and liabilities classified as such effective March 12, 2004 (the date of the definitive agreement). Accordingly, we ceased depreciation of the related assets on that date.

The following are major classes of assets and liabilities for the building products distribution business that were held for sale at January 3, 2004:

BUILDING PRODUCTS DISTRIBUTION ASSETS AND LIABILITIES HELD FOR SALE CONDENSED BALANCE SHEETS (Unaudited)

(In millions)

ASSETS Current assets Property, plant and equipment, net	$ 571 201

Total assets	$ 772

LIABILITIES: Current liabilities Deferred income tax liabilities	$ 126 3

Total liabilities	$ 129

Net assets	$ 643

Non-integrated Pulp Mills

On May 7, 2004, we completed the sale of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad, to Koch Cellulose, LLC ("Koch") and its subsidiaries for $511 million in cash and a receivable of approximately $9 million for working capital. In addition, Koch assumed $73 million of indebtedness. This transaction resulted in a pre-tax gain of $2 million and an after tax loss of $15 million that was included in discontinued operations on the statements of operations. The working capital adjustment has not been finalized.

These pulp businesses were reported as discontinued operations through the date of the sale and the related assets and liabilities were classified as held for sale effective February 26, 2004 (the date of the definitive agreement). Accordingly, we ceased depreciation of the related assets on February 26, 2004. These pulp businesses were previously reported in the bleached pulp and paper segment.

The following are major classes of assets and liabilities for these discontinued operations that were held for sale at January 3, 2004:

DISCONTINUED OPERATIONS CONDENSED BALANCE SHEETS (Unaudited)

(In millions)

ASSETS Current assets Property, plant and equipment, net Goodwill, net Other assets	$ 168 338 172 1

Total assets	$ 679

LIABILITIES: Current liabilities Long-term debt Deferred income tax liabilities Other long-term liabilities	$ 63 97 100 6

Total liabilities	$ 266

Net assets	$ 413

Operating results of these discontinued operations are shown below:
DISCONTINUED OPERATIONS CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Second Quarter		First Six Months

(In millions)	2004	2003	2004	2003

Net sales	$ 63	$ 165	$ 220	$ 294

Costs and expenses: Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other income, net	51 2 -- 1 2 (2)	126 4 18 3 4 --	178 6 13 4 5 (2)	239 8 36 6 7 --

Total costs and expenses	54	155	204	296

Income (loss) from discontinuing operations before income taxes Provision (benefit) for income taxes	9 19	10 3	16 21	(2) (2)

(Loss) income from discontinued operations, net of taxes	$ (10)	$ 7	$ (5)	$ --

The interest expense allocated to the discontinued operations represents the interest associated with the debt that was assumed by the buyer and interest on debt that was required to be repaid as a result of the disposal transaction.

Other Asset Sales

During the second quarter of 2004, we sold all of our interests in a Brazilian pulp business for $71 million in cash and a receivable of $4 million. This transaction resulted in a pre-tax gain of $26 million ($8 million after-tax gain) and was included in "Other (income) losses, net" on the statements of operations.

During the second quarter of 2004, we sold certain packaging assets and an aircraft and recognized a pre-tax gain of $26 million ($16 million after-tax gain) which was included in "Other (income) losses, net" on the statements of operations.

6.

ASSET IMPAIRMENT AND RESTRUCTURING. In June 2004, we signed a letter of intent with the Bellingham Port Authority (the "Port") to sell our Bellingham facilities to the Port and lease back certain of those facilities. The Port will assume our responsibility for all environmental liabilities associated with the facility. In connection with this agreement, we determined that the value of the related assets were impaired. Accordingly, in the second quarter of 2004, we recorded pre-tax charges to earnings of $11 million for asset impairments. Assuming the parties reach a formal agreement for this transaction, we expect closing to occur in the fourth quarter of 2004.

On April 4, 2003, we announced that we would close tissue-manufacturing and converting operations at our Old Town, Maine mill. The mill's pulp and dryer operations are continuing to operate. The determination to close the tissue operations was based on excess capacity of tissue production, the mill's geographic location and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre-tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. In the second quarter of 2003, we recorded a pre-tax charge of $7 million and $4 million in the North American consumer products segment for related severance and business exit costs, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. The fair value of the impaired assets was determined using the present value of expected future cash flows. This impairment charge was recorded in "Other losses, net" in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that enabled us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 was reversed.

In connection with the acquisition of Fort James, we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. During 2002 and 2001, approximately 779 employees were terminated and approximately $69 million of the reserve was used to pay termination benefits. During the first six months of 2003, approximately 152 employees were terminated and approximately $5 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed by the third quarter of 2004 due to timing of receipt of the requisite permits. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from January 3, 2004 through July 3, 2004:

	Type of Cost (In millions)	Liability Balance at January 3, 2004	Use	Liability Balance at July 3, 2004

	Employee termination Facility closing costs	$ 4 30	$ -- (7)	$ 4 23

	Total	$ 34	$ (7)	$ 27

7.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. We use the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

	(In millions)	July 3, 2004		January 3, 2004

	Raw materials Finished goods Supplies LIFO reserve	$ 589 822 495 (107)		$ 625 832 489 (98)

	Total inventories	$ 1,799		$ 1,848

8.

GOODWILL AND INTANGIBLE ASSETS. Effective December 30, 2001, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units are: structural panels, lumber, industrial wood products, gypsum, chemical, packaging, pulp, paper, North American retail towel and tissue, North American commercial towel and tissue, Dixie, and international consumer products.

On May 7, 2004, we sold our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad to Koch. The goodwill associated with the pulp mill and the railroad was $169 million and $3 million, respectively, at January 3, 2004, and was included in net assets held for sale effective February 26, 2004 (the date of the definitive agreement)

The changes in the carrying amount of goodwill for the first six months of 2004 are as follows:

(In millions)	North America Consumer Products	International Consumer Products	Packaging	Building Products Manufacturing	Consolidated

Balance as of January 3, 2004 Goodwill acquired during the year Reclassifications Foreign currency translation	$ 5,831 -- 2 --	$ 987 -- -- (26)	$ 630 1 -- --	$ 36 -- -- --	$ 7,484 1 2 (26)

Balance as of July 3, 2004	$ 5,833	$ 961	$ 631	$ 36	$ 7,461

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of July 3, 2004		As of January 3, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks Patents and other	$ 675 137	$ 54 65	$ 677 132	$ 40 53

Total	$ 812	$ 119	$ 809	$ 93

	Aggregate Amortization Expense: First six months of 2004 Estimated Amortization Expense: For fiscal year 2004 For fiscal year 2005 For fiscal year 2006 For fiscal year 2007 For fiscal year 2008	$ 16 ===== $ 29 29 20 20 20

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

The following table describes changes to our asset retirement obligation liability:

First Six Months
	(In millions)	2004	2003

	Asset retirement obligation at the beginning of the year Net transition adjustments Accretion expense Payments Write-offs	$ 49 -- 1 (1) (1)	$ 67 (21) 2 -- --

	Asset retirement obligation at the end of the second quarter	$ 48	$ 51

The asset retirement obligation liability balances were as follows:

	(In millions)	July 3, 2004	January 3, 2004

	Amounts of liability for asset retirement obligations at beginning of period Amounts of liability for asset retirement obligations at end of period	$ 49 $ 48	$ 46 $ 49

10.

DEBT. Our debt decreased by $1,411 million to $9,237 million at July 3, 2004 from $10,648 million at January 3, 2004. This decrease includes the effect of changes in foreign currency exchange rates of $17 million during this time period. For the six months ended July 3, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%.

On July 2, 2004, we entered into a new $2.5 billion, five-year, senior unsecured credit facility ("Senior Credit Facility") that includes a $500 million non-amortizing term loan. This new credit facility matures July 2, 2009 and replaces a $2.25 billion, five-year credit facility that would have matured November 3, 2005. In connection with this new facility, we recorded a pre-tax charge of approximately $3 million to write off certain previously deferred debt issuance costs during the second quarter of 2004.

As of July 3, 2004, we had $508 million outstanding under our $700 million accounts receivable secured borrowing program. G-P Receivables, Inc. ("G-P Receivables") is our wholly owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We repurchased the receivable interest sold into the program related to the building products distribution segment and the non-integrated pulp business. Those receivables were transferred to the purchasers of those businesses pursuant to the divestitures described in Note 5. The amount of those repurchases was $416 million and $12 million, respectively.

On December 11, 2003, we completed a private placement of $500 million of 8% senior notes, due in 2024. Net proceeds from the private placement were used to pay down a portion of our five-year credit facility that would have matured in November 2005, described above. On July 1, 2004, we completed an offer to exchange these notes for new notes with substantially identical terms that are registered under the Securities Act. We paid approximately $7 million in fees and expenses associated with this transaction. The fees are being amortized over the term of the senior notes.

On February 27, 2004, we called $243 million of our 9.875% debentures due November 1, 2021. On March 31, 2004, we also called $250 million of our 9.625% debentures due March 15, 2022. In conjunction with these transactions we recorded a pre-tax charge of $26 million for call premiums and a write off of deferred debt issuance costs during the first quarter of 2004. This charge for the early extinguishment of debt was included in "Other losses, net" in the accompanying statements of operations.

On April 20, 2004, we called $250 million of our 9.5% debentures due May 15, 2022. On May 6, 2004, we also called $240 million of our 9.125% debentures due July 1, 2022. In conjunction with these transactions, we recorded a pre-tax charge of $24 million for call premiums and to write off deferred debt issuance costs during the second quarter of 2004. This charge for the early extinguishment of debt was included in "Other losses, net" in the accompanying statements of operations.

On April 2, 2004, we borrowed a total of $400 million of 2.6% short-term notes which were repaid on June 7, 2004. Net proceeds from this borrowing were used to pay down a portion of our five-year credit facility that would have matured in November 2005, described above.

In connection with the sale of our non-integrated pulp mills and short-line railroad to Koch on May 7, 2004 (see Note 5), Koch assumed $73 million of indebtedness. In addition, we defeased an outstanding $24 million tax-exempt bond on April 30, 2004 in order to transfer certain assets to Koch.

On July 14, 2004, Moody's Investor Service upgraded our liquidity rating from SGL-3 (adequate) to SGL-2 (good). Moody's indicated that the upgrade was in response to our Senior Credit Facility that we entered into on July 2, 2004. On May 4, 2004, Standard & Poor's Ratings Services revised its outlook on our long-term debt to 'stable' from 'negative' and affirmed its rating of BB+. Standard & Poor's Ratings Services indicated that the ratings actions reflect our improving financial profile and much better liquidity. On April 28, 2004, Fitch Ratings increased our senior unsecured long-term debt ratings to BB+ from BB and changed our rating outlook to 'stable'. Fitch Ratings indicated that this upgrade is primarily due to debt reductions resulting from expected asset sales as well as increased cash flows from operations. Additionally, on April 14, 2004, Moody's Investor Service revised the outlook for our Senior Implied Ba2 debt rating to 'stable' from 'negative' citing our plans to reduce debt with proceeds from our expected asset sales.

At July 3, 2004, we had $500 million outstanding under our new Senior Credit Facility at a weighted-average interest rate of 2.9% with a maturity date of July 2, 2009. In addition, $570 million of borrowing capacity under this facility was committed to support outstanding letters of credit and similar instruments. Amounts outstanding under this facility are included in "Long-term debt, excluding current portion" in the accompanying consolidated balance sheets.

The amounts outstanding under our Senior Credit Facility include the following:

(In millions)	July 3, 2004

Commitments: Revolving Loans Term Loans	$ 2,000 500

Credit facilities available	2,500

Amounts Outstanding: Letters of Credit Agreements* Term Loans due July 2009, average rate of 2.9%	(570) (500)

Total credit balance outstanding	(1,070)

Total credit available	$ 1,430

*	The Letters of Credit Agreements only include Standby Letters of Credit supported by the Senior Credit Facility.

Covenants in the Senior Credit Facility require a maximum leverage ratio (as defined) of 67.50% for each remaining fiscal quarter during 2004 and 65.00% thereafter, a minimum interest coverage ratio (as defined) of 2.50 to 1.00 in any quarter hereafter, and a minimum net worth (as defined) that is not less than the sum of 80% of consolidated net worth (as defined) as of the end of our fiscal year 2003 and an amount equal to 50% of consolidated net income (as defined) earned in each fiscal quarter commencing on January 4, 2004.

(In millions)	July 3, 2004

Adjusted Net Worth: Net worth Accumulated other comprehensive income Goodwill impairments	$ 5,749 (85) --

Adjusted Net Worth	5,664

Required Net Worth: 80% of Net Worth as of January 3, 2004 50% of Net Income beginning first quarter 2004*	4,216 184

Required Net Worth	4,400

Adjusted Net Worth surplus	$ 1,264

*	Does not include quarters with net losses.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. We were in compliance with these debt covenants as of July 3, 2004, with a leverage ratio of 61.99%, an interest coverage ratio of 3.43 to 1.00, and an adjusted net worth surplus (as defined) as shown above. In addition, certain agreements contain cross-default provisions. Our continued compliance with these restrictive covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

Approximately $80 million of our revenue bonds are supported by letters of credit that expire within one year. We intend to renew the letters of credit supporting these revenue bonds. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

At July 3, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by these agreements when the market interest rate falls within this range. For the six months ended July 3, 2004, these agreements reduced interest expense by less than $1 million. The agreements had a weighted-average maturity of approximately one year at July 3, 2004.

The estimated fair value of our interest rate exchange agreements at July 3, 2004 was a $2 million asset. The asset balance represents the estimated amount we would have received if these agreements were terminated on July 3, 2004. The fair value at July 3, 2004 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

At July 3, 2004 we had $1,165 million of floating rate debt outstanding, which represented approximately 13% of our total debt balance.

As of July 3, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

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

Net periodic pension cost for our pension plans during the second quarters and first six months of 2004 and 2003 included the following components:

	Second Quarter		First Six Months
(In millions)	2004	2003	2004	2003

Service cost of benefits earned
Interest cost on projected benefit obligation
Expected return on plan assets
Amortization of losses
Amortization of prior service cost
Settlement and curtailment losses
Contributions to multiemployer pension plans

	$ 37 63 (72) 9 4 13 2	$ 35 61 (61) 12 6 -- 3	$ 74 126 (144) 17 8 13 5	$ 69 123 (121) 24 12 -- 5

Net periodic pension cost	$ 56	$ 56	$ 99	$ 112

The net periodic pension cost above includes approximately $1 million for the second quarter of 2003 and $1 million and $2 million for the first six months of 2004 and 2003, respectively, reported as discontinued operations.

Through July 3, 2004, we recognized $99 million of pension expense. We anticipate recording an additional $89 million of pension expense in the remainder of 2004 for a total of $188 million, which includes settlement and curtailment losses of $13 million related to the second-quarter 2004 sales of our building products distribution segment and our non-integrated pulp mills. The $19 million reduction in expected expense for the year is primarily related to the remeasurement of our salaried pension plan in connection with the sales of our building products distribution segment and our non-integrated pulp mills.

Through July 3, 2004, we made pension contributions of $107 million. We presently anticipate contributing an additional $100 million to fund our pension plans in the remainder of 2004 for a total of $207 million for 2004.

Health Care and Life Insurance Benefits

The majority of our retiree medical plans provide prescription drug benefits that will be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"), signed into law in December 2003. In accordance with FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have included the effects of the Act on our medical plans retroactively in the second quarter of 2004. The reduction in our accumulated postretirement benefit obligation attributed to past service is approximately $67 million. The impact of the subsidy on net periodic postretirement benefit cost for the current period is a reduction in the interest cost on the accumulated postretirement benefit obligation of approximately $1 million and the elimination of our requirement to amortize unrecognized gains or losses. The required amortization would have been approximately $1 million.

Net periodic postretirement benefit cost during the second quarters and first six months of 2004 and 2003 included the following components:

	Second Quarter		First Six Months
(In millions)	2004	2003	2004	2003

Service cost of benefits earned Interest cost on accumulated postretirement benefit obligation Amortization of prior service credit Amortization of unrecognized loss	$ 1 9 (5) --	$ 1 11 (3) --	$ 2 19 (9) 1	$ 3 22 (5) --

Net periodic postretirement benefit cost	$ 5	$ 9	$ 13	$ 20

12.

COMMITMENTS AND CONTINGENCIES. We are involved in various legal proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, Georgia-Pacific faces possible liabilities, and defense costs, from actual or potential claims and legal proceedings involving a wide variety of issues.

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 173 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which we are involved, we estimate that approximately 43% are being investigated, approximately 20% are being remediated and approximately 37% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

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

Presented below is the activity in our environmental liability account for the last three fiscal years and first six months of 2004 and 2003.

In millions	First Six Months		Fiscal Year Ended
	2004	2003	2003	2002	2001

Beginning balance
Expense charged to earnings:
  Related to previously existing matters
  Related to new matters
Amounts related to acquisitions:
  Purchase price allocations
Reclassification of reserves
Payments

	$ 230 2 5 -- 7 (5)	$ 306 -- -- -- (3) (6)	$ 306 (64) 1 -- (4) (9)	$ 318 14 -- -- -- (26)	$ 121 2 15 207 -- (27)

Ending balance	$ 239	$ 297	$ 230	$ 306	$ 318

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

We have spent approximately $34.0 million on the Kalamazoo River Superfund Site through July 3, 2004 broken down as follows:

Site	(in millions)
River	$ 19.7
King Highway	9.3
A Site	2.0
Willow Blvd.	3.0
$ 34.0

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

Following issuance of the ROD we analyzed its remedial provisions as well as the relevant facts impacting our potential liability. We concluded that we will be able to utilize the capping remedy to the extent permitted by the ROD. We also concluded that there are geographic limitations on our potential liability, and that we can limit our responsibility for the removal and capping of PCBs to the part of OU 4 immediately adjacent to and downstream from the Fort James facility in Green Bay, Wisconsin. We share liability for any appropriate monitoring in OU 5 with all of the PRPs. Based on these considerations we determined that we would not be required to utilize all of the reserve previously established for this site, and in December, 2003 reduced such reserve by approximately $66 million.

We have spent approximately $38 million from 1995 to July 3, 2004 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an Administrative Order on Consent ("AOC") to prepare the remedial design for OUs 3, 4 and 5. We are presently developing a work plan for the design effort and expect to conduct pre-design sampling in OUs 3, 4 and 5 this summer.

In 2002, we entered into an agreement with the WDNR and the United States Fish and Wildlife Service to settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act and state law for approximately $12 million, and to date have paid approximately $9 million of this amount. The agreement was entered by the Federal District Court in Wisconsin on March 19, 2004 and is now effective. The $12 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

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

WHATCOM WATERWAY SUPERFUND SITE

The Whatcom Waterway is a Federal channel located adjacent to our facilities in Bellingham, Washington. The State of Washington declared the Whatcom Waterway a Superfund site due to historical contamination of sediments with woody debris, phenolics and mercury. On March 6, 1995, the Washington Department of Ecology named us as a Potentially Liable Party ("PLP") in the case. The State is presently preparing to name other PLPs in the case.

We completed an RI/FS and identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. It is anticipated these costs will be paid out over the next 5 to 10 years. We have completed interim remedial action and habitat restoration of a portion of the site. Environmental monitoring of this portion of the site is ongoing. The reserve for the Whatcom Waterway site is based on the assumptions that the $23 million proposed remedy involving limited dredging and capping will be selected by the State of Washington as the final remedy and that the cost of the remedy will be shared among a small group of PLPs. We have spent approximately $3.6 million through July 3, 2004 on the Whatcom Waterway site, all of which was charged to earnings.

In June of 2004, we signed a letter of intent with the Bellingham Port Authority (the "Port") to sell our Bellingham facilities to the Port and lease back certain of those facilities. The Port will assume our responsibility for all environmental liabilities associated with the facility. Assuming the parties reach a formal agreement for this transaction, we expect closing to occur in the fourth quarter of 2004.

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

The following table presents information about the approximate number of our asbestos claims during the past three fiscal years and the first six months of each of 2004 and 2003:

	First Six Months		Fiscal Year Ended
	2004	2003	2003	2002	2001
Claims Filed [1]	19,900	29,500	39,000	41,700	39,700
Claims Resolved [2]	20,500	31,200	43,500	35,100	30,900
Claims Unresolved at End of Period	63,700	67,100	64,300	68,800	62,200

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

In addition, Fort James Corporation, one of our wholly-owned subsidiaries, currently is defending approximately 780 asbestos premises liability claims.

Asbestos Liabilities

From the commencement of this litigation through July 3, 2004, we either had settled, had dismissed or were in the process of settling a total of approximately 333,700 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $725 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

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

●

The United States Senate Judiciary Committee passed a bill that would establish a trust fund to pay future asbestos-related disease claims and remove such cases from federal and state courts, with industry and insurers funding the trust with payments estimated to total about $114 billion over a 50-year period; the legislation reflected widespread concern over the inability of courts to deal fairly and efficiently with asbestos claims and the fact that 50-60% of total asbestos payments in the United States represent legal fees and related costs.

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

On April 22, 2004, the United States Senate voted on a bill, which was substantially similar to the bill described above that was passed by the United States Senate Judiciary Committee in 2003. The vote, on a motion to impose cloture on the debate surrounding the bill, was 50-47; 60 votes were required to impose cloture. Cloture is a procedural step to limit debate on a bill. Following that vote the leaders of both political parties in the U.S. Senate have led ongoing negotiations among industry, insurers, labor unions and other interested parties to revise this bill so that it would be acceptable to all parties. It is possible that the Senate will vote on a revised bill in September, but enactment of such legislation is uncertain.

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

During 2003 we entered into agreements with several of our insurers to confirm amounts payable by them under applicable policies. These agreements generally provide that we will be able to recover more insurance than we had assumed when we were projecting our insurance receivables in 2001 and 2002. During 2003 we revised our insurance receivable to include recoveries under these agreements, to account for favorable negotiations and other recoveries from certain other insurers, to change our allocation methodology for remaining solvent insurers consistent with these agreements, and to reflect possible insolvencies at two of our insurers. The net effect of these changes was to increase our total insurance receivable by $156 million during 2003. All of our available insurance is included in our insurance receivable.

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

In the fourth quarter of 2003, we sold without recourse approximately $156 million of our insurance receivables, representing claims already paid by us to a third party, for approximately $147 million in cash.

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

Summary of Accruals

In the fourth quarter of 2003 we recorded a net pre-tax charge to earnings of $16 million, which when added to our existing reserves are estimated to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2013, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers, including the monetization of a part of such receivables in 2003 as described above, and other changes to our expected insurance receivables, for the last three fiscal years and first six months of each of 2004 and 2003 (dollars in millions):

	First Six Months		Fiscal Year End
	2004	2003	2003	2002	2001

Asbestos Liabilities Beginning Balance Accruals Payments	$ 1,027 -- (95)	$ 1,162 -- (89)	$ 1,162 54 (189)	$ 836 507 (181)	$ 136 784 (84)

Ending Balance	$ 932	$ 1,073	$ 1,027	$ 1,162	$ 836

Insurance Receivable Beginning Balance Accruals Receipts	$ 576 -- (18)	$ 669 -- (74)	$ 670 156 (250)	$ 527 192 (49)	$ 172 421 (66)

Ending Balance	$ 558	$ 595	$ 576	$ 670	$ 527

The amounts accrued for asbestos liabilities are recorded under "Other current liabilities" and "Other long-term liabilities," and the amounts accrued for insurance receivables are reflected under "Other current assets" and "Other assets," in the accompanying consolidated balance sheets.

During the first half of 2004 the number of new asbestos claims filed against us decreased 32% compared to the first half of 2003. Our payments to settle pending asbestos cases were approximately equal to our projections for the period and equal to the amount paid in the first six months of 2003. However, defense costs over the past several quarters were significantly higher than projected, and are expected to remain at their current level for an unknown period of time. Defense costs have increased as we have undertaken more discovery with regard to the medical condition and allegations of causation of plaintiffs who allege malignant conditions. Additionally, we have taken more cases to trial. We are monitoring the amount of future defense costs projected to be incurred and the potential impact of such costs on our settlement projections and the asbestos reserves.

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

OTHER LITIGATION

In late December 2003, we settled all claims in a class action lawsuit filed against us and the Georgia-Pacific Corporation Salaried Employees Retirement Plan (the "Plan") in 1997 seeking recovery of alleged underpayments of lump-sum benefits to persons taking early retirement. In May 2004, the district court approved the settlement and dismissed with prejudice all claims against the Plan and us. Under the settlement the Plan will pay $67 million in additional benefits to certain class members plus 1% simple annual interest from December 18, 2003 until the date of distribution, which includes attorney and class representative fees, and costs to administer the settlement. The settlement amount has been included in our projected benefit obligation, and is not expected to have a material impact on our funding obligations or results of operations.

In 2003, we settled a class action antitrust lawsuit filed against us and other manufacturers of containerboard. However, a significant number of plaintiffs opted out of the class and brought suit against the same defendants, making substantially the same allegations. During the first half of 2004, we recorded a pre-tax charge of $6 million for the settlement of these lawsuits. We have resolved all but one of these opt out cases.

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

In March 2001, CP and CV filed for bankruptcy. Various creditors have alleged that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of these assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit in Federal District Court in San Francisco against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Early in July 2004 that court in San Francisco dismissed a number of these claims, and continued proceedings with respect to two remaining claims. It had earlier lifted an injunction imposed by the Federal Bankruptcy Court in Oakland which prevented us from preceding with an action we filed in Delaware that asserts that a 1998 agreement released all claims by CV and CP against Fort James. CV and CP have appealed the order lifting this injunction. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously.

The Wisconsin Department of Natural Resources ("WDNR") has referred a Notice of Violation ("NOV") to the Wisconsin Department of Justice ("WDOJ") for further action. The NOV alleges violations by one of our Green Bay paper mills of certain air regulations and permitting requirements concerning emissions from the mill's printing operations and emission monitoring requirements for the mill's dry forming operations. The Company discovered and voluntarily disclosed to WDNR the facts underlying both sets of allegations. This matter has been settled for $95,000.

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

We are a 50% partner in a joint venture ("GA-MET") with Metropolitan Life Insurance Company ("Metropolitan"). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. At July 3, 2004, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $125 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

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

  Building Products Distribution - In connection with the sale of our building products distribution business to Cerberus Capital Management L.P. ("Cerberus") in 2004, we agreed to indemnify Cerberus for certain losses incurred as a result of breaches of certain representations, warranties and covenants made by us contained in the sale agreement. We are generally not required to pay under the indemnities until claims against us, on a cumulative basis, exceed $7 million. Upon exceeding this threshold, we are generally obligated to provide indemnification for losses up to an aggregate of 15 percent of the purchase price or approximately $120 million. The majority of these indemnities expire in May 2006 while some expire in May 2010. We have also agreed to indemnify Cerberus for certain pre-closing environmental and product liability claims, without the application of deductibles or caps. Although our indemnity for these pre-closing environmental and product liability claims does not expire, we believe we have limited exposure under this indemnity.

  Non-integrated Pulp Mills - In May 2004, we sold our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, to Koch Cellulose, LLC and its subsidiaries ("Koch"). In connection with the sale, we agreed to indemnify Koch for certain losses incurred as a result of breaches of certain representations, warranties and covenants made by us contained in the sale agreement. Additionally, we agreed to indemnify Koch for any losses related to pre-closing environmental liabilities. The environmental liability indemnity is subject to a deductible of $5 million and limited to a cap of $75 million. The indemnity expires in May 2011. The indemnities related to our representations, warranties and covenants are subject to a deductible of $2 million and a cap of $225 million. Most of these indemnities have terms ranging from 18 months to 10 years after the closing date and certain of such indemnities have no expiration date, however we believe exposure to the latter indemnities is limited.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to the divestitures summarized above will be material to our results of operations, financial position, or liquidity. We will accrue a liability related to a specific indemnity when future payment is probable and the amount is reasonably estimable.

31

13.

CONDENSED CONSOLIDATING INFORMATION Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed our $500 million and $1.5 billion senior notes offerings (see Note 10), which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company, a subsidiary of Fort James, guarantees the $500 million senior notes and the securities issued by Fort James. Similarly, certain of our domestic subsidiaries guarantee our Multi-Year Revolving Credit Facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

Included in Other Non-Guarantor Subsidiaries is our wholly owned subsidiary G-P Receivables, a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables bought these receivables at a significant discount during the first six months of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $570 million, and the Corporation, Fort James Guarantor Subsidiary, and Other Non-Guarantor Subsidiaries recognizing a corresponding charge to general and administrative expense of $512 million, $5 million and $53 million, respectively. Prior to December 2003, G-P Receivables purchased the receivables at face value; accordingly, no such income or loss was recognized in the six months of 2003. At the end of the second quarter of 2004, the transfer agreement between G-P Receivables and our participating domestic subsidiaries was amended whereby the discount factor will be substantially reduced for all future purchases. As a result, the general and administrative expenses to be recognized by G-P Receivables will be significantly less in subsequent periods.

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

CONSOLIDATING STATEMENTS OF INCOME SECOND QUARTER 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,867	$ --	$ 1,209	$ 552	$ 1,145	$ (585)	$ 5,188

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	2,257 106 104 399 112 (314)	-- -- -- -- 8 (87)	870 116 63 41 96 1	406 51 31 27 (62) (25)	944 31 38 (242) 24 2	(584) -- -- -- -- 396	3,893 304 236 225 178 (27)

Total costs and expenses	2,664	(79)	1,187	428	797	(188)	4,809

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	203 (32)	79 (3)	22 9	124 50	348 125	(397) --	379 149

Income (loss) from continuing operations Loss from discontinued operations, net of taxes	235 (15)	82 --	13 --	74 --	223 4	(397) 1	230 (10)

Net income (loss)	$ 220	$ 82	$ 13	$ 74	$ 227	$ (396)	$ 220

CONSOLIDATING STATEMENTS OF INCOME SECOND QUARTER 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,671	$ --	$ 1,228	$ 534	$ 1,064	$ (614)	$ 4,883

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	2,306 127 112 112 128 (145)	-- -- -- -- 3 (69)	894 118 64 40 104 1	378 49 28 40 (58) --	883 27 39 15 25 2	(614) -- -- -- -- 195	3,847 321 243 207 202 (16)

Total costs and expenses	2,640	(66)	1,221	437	991	(419)	4,804

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	31 (41)	66 (1)	7 4	97 31	73 32	(195) --	79 25

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	72 (11)	67 --	3 --	66 --	41 18	(195) --	54 7

Net (loss) income	$ 61	$ 67	$ 3	$ 66	$ 59	$ (195)	61

CONSOLIDATING STATEMENTS OF INCOME FIRST SIX MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 5,888	$ --	$ 2,350	$ 1,130	$ 2,229	$ (1,187)	$ 10,410

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	4,698 265 216 791 243 (591)	-- -- -- -- 17 (183)	1,688 241 124 84 192 2	799 97 67 57 (123) (26)	1,860 59 73 (488) 46 3	(1,187) -- -- -- -- 794	7,858 662 480 444 375 (1)

Total costs and expenses	5,622	(166)	2,331	871	1,553	(393)	9,818

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	266 (114)	166 (6)	19 8	259 87	676 245	(794) --	592 220

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	380 (13)	172 --	11 --	172 --	431 8	(794) --	372 (5)

Net (loss) income	$ 367	$ 172	$ 11	$ 172	$ 439	$ (794)	$ 367

CONSOLIDATING STATEMENTS OF INCOME FIRST SIX MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 5,017	$ --	$ 2,423	$ 1,034	$ 2,040	$ (1,193)	$ 9,321

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	4,382 245 226 215 259 (238)	-- -- -- -- 9 (135)	1,743 234 128 77 213 75	734 92 56 77 (120) --	1,702 55 76 29 45 2	(1,193) -- -- -- -- 358	7,368 626 486 398 406 62

Total costs and expenses	5,089	(126)	2,470	839	1,909	(835)	9,346

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	(72) (114)	126 (3)	(47) (17)	195 52	131 54	(358) --	(25) (28)

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	42 (14)	129 --	(30) --	143 --	77 14	(358) --	3 --

Income (loss) before accounting change Cumulative effect of accounting change, net of taxes	28 3	129 2	(30) 22	143 --	91 1	(358) --	3 28

Net (loss) income	$ 31	$ 131	$ (8)	$ 143	$ 92	$ (358)	$ 31

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST SIX MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$ (101)	$ 29	$ 161	$ 231	$ 157	$ --	$ 477

Cash flows from investing activities: Property, plant and equipment investments Acquisitions Net proceeds from sales of assets Other	(140) (20) 803 (13)	-- -- -- (13)	(83) (3) -- 13	(29) -- 72 8	(36) -- 511 (29)	-- -- -- --	(288) (23) 1,386 (34)

Cash provided by (used for) investing activities	630	(13)	(73)	51	446	--	1,041

Cash flows from financing
  activities:
    Net decrease in debt
    Net change in intercompany
      payable/invested equity
    Fees paid to issue debt
    Fees paid to retire debt
    Proceeds from option plan
      exercises
    Cash dividends paid

	(876) 407 (13) (35) 49 (64)	(354) 338 -- -- -- --	(19) (70) -- -- -- --	(29) (176) -- -- -- --	(109) (499) -- -- -- --	-- -- -- -- -- --	(1,387) -- (13) (35) 49 (64)

Cash used for financing activities	(532)	(16)	(89)	(205)	(608)	--	(1,450)

(Decrease) increase in cash Balance at beginning of period	(3) 1	-- --	(1) 1	77 25	(5) 24	-- --	68 51

Balance at end of period	$ (2)	$ --	$ --	$ 102	$ 19	$ --	$ 119

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST SIX MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$ 442	$ 14	$ (17)	$ 297	$ (68)	$ --	$ 668

Cash flows from investing activities: Property, plant and equipment investments Net proceeds from sales of assets Other	(119) 17 (8)	-- -- --	(128) -- --	(23) -- (5)	(40) -- (6)	-- -- --	(310) 17 (19)

Cash (used for) provide by investing activities	(110)	--	(128)	(28)	(46)	--	(312)

Cash flows from financing activities: Net increase (decrease) in debt Net change in intercompany payable/invested equity Fees paid to issue debt Cash dividends paid	(397) 173 (46) (63)	31 (45) -- --	(36) 182 -- --	(17) (229) -- --	196 (81) (1) --	-- -- -- --	(223) - (47) (63)

Cash provided by (used for) financing activities	(333)	(14)	146	(246)	114	--	(333)

(Decrease) increase in cash Balance at beginning of period	(1) 3	-- --	1 --	23 18	-- 21	-- --	23 42

Balance at end of period	$ 2	$ -	$ 1	$ 41	$ 21	$ --	$ 65

CONSOLIDATING BALANCE SHEETS AS OF JULY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ (2) 16 591 177 556 169	$ -- -- -- -- 22 --	$ -- -- 614 (39) -- 45	$ 102 535 285 18 11 67	$ 19 1,355 309 (31) 91 85	$ -- -- -- -- (680) (34)	$ 119 1,906 1,799 125 -- 332

Total current assets	1,507	22	620	1,018	1,828	(714)	4,281

Total property, plant and equipment, net	2,659	--	3,128	1,152	1,411	--	8,350

Goodwill, net	491	--	5,827	968	175	--	7,461

Intercompany note receivable	2,478	1,965	(1)	3,792	236	(8,470)	--

Other assets	10,399	9,475	484	291	861	(18,579)	2,931

Total assets	$ 17,534	$ 11,462	$ 10,058	$ 7,221	$ 4,511	$ (27,763)	$ 23,023

CONSOLIDATING BALANCE SHEETS (continued)
AS OF JULY 3, 2004
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 41 572 91 992	$ 336 -- 245 15	$ 5 186 26 179	$ 12 484 -- 182	$ 509 224 318 144	$ -- (1) (680) (32)	903 1,465 -- 1,480

Total current liabilities	1,696	596	396	678	1,195	(713)	3,848

Long-term debt, excluding current portion	7,503	415	250	59	107	--	8,334

Other long-term liabilities	2,074	--	582	168	877	(96)	3,605

Deferred income tax liabilities	276	--	653	38	520	--	1,487

Intercompany note payable	236	929	5,006	77	2,221	(8,469)	--

Shareholders'/invested equity	5,749	9,522	3,171	6,201	(409)	(18,485)	5,749

Total liabilities and shareholders' equity	$ 17,534	$ 11,462	$ 10,058	$ 7,221	$ 4,511	$ (27,763)	$ 23,023

CONSOLIDATING BALANCE SHEETS AS OF JANUARY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Current net assets held for sale Other current assets	$ -- (16) 618 174 488 290 148	$ -- -- -- -- 8 -- --	$ 1 -- 629 (39) -- -- 12	$ 25 541 285 16 7 -- 64	$ 25 1,017 316 (34) 91 449 126	$ -- -- -- -- (594) -- (49)	$ 51 1,542 1,848 117 -- 739 301

Total current assets	1,702	8	603	938	1,990	(643)	4,598

Total property, plant and equipment, net	2,663	--	3,226	1,215	1,477	1	8,582

Goodwill, net	491	--	5,824	994	176	(1)	7,484

Intercompany note receivable	2,289	1,964	(1)	3,772	204	(8,228)	--

Net assets held for sale	218	--	--	45	494	--	757

Other assets	10,883	9,531	496	342	848	(19,116)	2,984

Total assets	$ 18,246	$ 11,503	$ 10,148	$ 7,306	$ 5,189	$ (27,987)	$ 24,405

CONSOLIDATING BALANCE SHEETS (continued) AS OF JANUARY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Current net liabilities held for sale Other current liabilities	$ 47 511 91 128 891	$ 714 -- 212 -- 24	$ 7 181 8 -- 172	$ 13 505 1 -- 146	$ 698 208 282 61 167	$ (1) -- (594) -- (50)	$ 1,478 1,405 -- 189 1,350

Total current liabilities	1,668	950	368	665	1,416	(645)	4,422

Long-term debt, excluding current portion	8,225	404	254	91	100	--	9,074

Other long-term liabilities	2,266	--	587	179	834	(40)	3,826

Deferred income tax liabilities	388	(27)	655	42	425	--	1,483

Net liabilities held for sale	101	--	--	--	165	(60)	206

Intercompany note payable	204	928	5,006	77	2,014	(8,229)	--

Shareholders'/invested equity	5,394	9,248	3,278	6,252	235	(19,013)	5,394

Total liabilities and shareholders' equity	$ 18,246	$ 11,503	$ 10,148	$ 7,306	$ 5,189	$ (27,987)	$ 24,405

41

14.

OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing, and building products distribution. The following represents selected operating data for each reportable segment for the three and six months ended June 2004 and 2003.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	Second Quarter 2004		Second Quarter 2003

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other	$ 1,427 509 715 400 1,514 622 1	27% 10 14 8 29 12 -	$ 1,373 497 670 364 950 1,029 --	28% 10 14 7 20 21 -

Total net sales to unaffiliated customers	$ 5,188	100%	$ 4,883	100%

INTERSEGMENT SALES North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ -- -- 26 151 368 -- (545)		$ 1 -- 28 136 497 2 (664)

Total intersegment sales	$ --		$ --

TOTAL NET SALES North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ 1,427 509 741 551 1,882 622 (544)	28% 10 14 11 36 12 (11)	$ 1,374 497 698 500 1,447 1,031 (664)	28% 10 14 11 30 21 (14)

Total net sales	$ 5,188	100%	$ 4,883	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Second Quarter 2004		Second Quarter 2003

OPERATING PROFITS (LOSSES) North America consumer products International consumer products Packaging Bleached pulp and paper[2] Building products manufacturing Building products distribution Other[3]	$ 148 38 81 27 367 40 (144)	26% 7 14 5 66 7 (25)	$ 147 39 100 (1) 39 21 (64)	52% 14 36 -- 14 7 (23)

Total operating profits Interest expense	557 (178)	100% ===	281 (202)	100% ===

Income (loss) from continuing operations before income taxes Provision for income taxes	379 (149)		79 (25)

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	230 (10)		54 7

Net income (loss)	$ 220		$ 61

[2]	Amount in 2004 and 2003 includes an operating loss of $5 million from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Six Months 2004		First Six Months 2003

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other	$ 2,768 1,051 1,364 787 2,553 1,883 4	27% 10 13 8 24 18 -	$ 2,660 970 1,330 732 1,726 1,902 1	29% 10 14 8 19 20 -

Total net sales to unaffiliated customers	$ 10,410	100%	$ 9,321	100%

INTERSEGMENT SALES North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ 1 -- 52 296 981 3 (1,333)		$ 2 -- 57 284 946 4 (1,293)

Total intersegment sales	$ --		$ --

TOTAL NET SALES North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ 2,769 1,051 1,416 1,083 3,534 1,886 (1,329)	27% 10 14 10 34 18 (13)	$ 2,662 970 1,387 1,016 2,672 1,906 (1,292)	29% 10 15 11 29 20 (14)

Total net sales	$ 10,410	100%	$ 9,321	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Six Months 2004		First Six Months 2003

OPERATING PROFITS (LOSSES) North America consumer products International consumer products Packaging Bleached pulp and paper[2] Building products manufacturing Building products distribution Other[3]	$ 270 96 126 7 630 98 (260)	28% 10 13 - 65 10 (26)	$ 270 82 159 (44) 22 24 (132)	71% 22 42 (12) 6 6 (35)

Total operating profits Interest expense	967 (375)	100% ===	381 (406)	100% ===

Income (loss) from continuing operations before income taxes (Provision) benefit for income taxes	592 (220)		(25) 28

Income (loss) from continuing operations Income (loss) from discontinued operations, net of taxes	372 (5)		3 --

Income (loss) before accounting changes Cumulative effect of accounting changes, net of taxes	367 --		3 28

Net income (loss)	$ 367		$ 31

[2]	Amount in 2004 and 2003 includes an operating loss of $13 million from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the second quarter of 2004, we completed the sales of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad; our building products distribution segment; and all of our interests in a Brazilian pulp business.

In addition to our strategic initiatives, the primary issues that affect us are economic conditions in the United States and Europe, the levels of supply and demand in the paper and forest product industry, our debt and liquidity, and uncertainty about our total asbestos liability.

Industry Conditions

Most of our businesses experienced weak industry conditions during 2001, 2002 and 2003. Industry productive capacity generally exceeded demand in those periods, resulting in cyclically low prices and declining operating results for our consumer products, packaging and bleached pulp and paper businesses. The following factors negatively impacted the industry supply/demand balance:

●	sluggish economic growth in the U.S. and export markets,
●	increased paper and forest product production capacity outside the United States,
●	weak employment conditions,
●	lower U.S. industrial output as production shifted to other regions of the world,
●	a decline in U.S commercial construction, and
●	increased energy and wastepaper costs.

During those periods, we shut down a number of facilities and machines in an effort to maximize the efficiency of our manufacturing and logistics systems, resulting in asset impairment charges and severance costs.

Industry conditions have improved over the past four quarters. In particular, our building products manufacturing and distribution businesses experienced significantly improved market conditions in the second half of 2003, driven by very strong demand for building materials and low industry inventories. This positive momentum has carried over into the first six months of 2004, and we are beginning to see evidence of improving markets for our consumer products, bleached pulp and paper, and packaging businesses, driven by improving economic and employment conditions in the U.S.

Our strategic initiative to move away from the commodity end of our product spectrum toward more consumer products and value-added services is intended to mitigate, to some extent, the impact of commodity cycles on our business and increase our profit margins. Over the past three years, we have introduced a number of new and improved specialty products with qualities that differentiate them from industry commodities, provide additional value to customers and consumers, and sell at a premium. We have also focused on developing supply chain solutions, which reduce the costs of warehousing, transportation, handling and waste, and are able to share these savings with our customers.

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

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not significantly exceed $1 billion. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Currently we have approximately 87% of our aggregate debt at fixed rates. Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing or unexpected needs. In an effort to further manage the maturities of our debt, we entered into a new $2.5 billion, five-year, Senior Credit Facility that includes a $500 million non-amortizing term loan. The Senior Credit Facility matures on July 2, 2009 and replaces a $2.25 billion, five-year credit facility that would have matured November 3, 2005. As of July 3, 2004, unused capacity under our Senior Credit Facility was $1,430 million. For further discussion of the unused capacity, see Note 10.

We are focused on reducing the amount of debt that we carry and minimizing the interest costs on that debt. As part of our efforts to reduce the amount of debt, during the second quarter of 2004 we completed three asset sales that resulted in a $1.4 billion reduction of our debt.

In an effort to minimize the interest costs on the debt that we carry, during the first six months of 2004 we called $243 million of our 9.875% debentures due November 1, 2021, $250 million of our 9.625% debentures due March 15, 2022, $250 million of our 9.5% debentures due May 15, 2022 and $240 million of our 9.125% debentures due July 1, 2022. We used funds available under a credit facility that would have matured November 2005 to redeem these debentures.

We continuously review our financing objectives to determine the appropriate level of debt to employ in our capital structure to provide the necessary flexibility to finance future growth and investment opportunities.

Asbestos

We, and many other companies, are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977. These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to our products. Virtually all asbestos suits involve multiple claimants seeking money damages and virtually all asbestos suits involve multiple defendants. Historically, the vast majority of claims against us have been resolved either by settlement or a dismissal, rather than by jury verdicts.

Beginning in 2001, and again at the end of 2002 and 2003, we retained nationally recognized consultants in asbestos liability and insurance to work with us to estimate the amounts, net of insurance, that we would pay for our asbestos-related liabilities and defense costs for the following 10-year periods. At the end of 2001 we recorded an initial liability of $350 million to cover the projected asbestos liabilities and defense costs, net of expected insurance recoveries, we expected to pay through 2011. At the end of 2002, we increased our reserve net of expected insurance recoveries by $315 million to increase our estimated liability for years 2003 through 2012 based on our actual costs in 2002, which were higher than expected and to add the estimated net cost for 2012.

Our actua1 2003 claims experience was in line with the underlying assumptions we used to determine our projected asbestos liability at the end of 2002. Also during the year, we completed agreements with two insurers of our asbestos liabilities which generally provide that we will be able to recover more insurance from those carriers than we had assumed when we were projecting our insurance receivables in 2002. After adjusting our estimated receivables and adding an estimate of our net costs for 2013, our total 10-year net liability at the end of 2003 was $451 million, compared with $492 million at the end of 2002. The following table details the activity in our asbestos liability and receivable balances during the first six months of 2004:

Asbestos Liabilities	(in millions)
Beginning Balance	$1,027
Accruals	--
Payments	(95)

Ending Balance	$932

Insurance Receivable
Beginning Balance	$576
Accruals	--
Receipts	(18)

Ending Balance	$558

Net Liability	$374

During the first half of 2004 the number of new asbestos claims filed against us decreased 32% compared to the first half of 2003. Our payments to settle pending asbestos cases were approximately equal to our projections for the period and equal to the amount paid in the first six months of 2003. However, defense costs over the past several quarters were significantly higher than projected, and are expected to remain at their current level for an unknown period of time. Defense costs have increased as we have undertaken more discovery with regard to the medical condition and allegations of causation of plaintiffs who allege malignant conditions. Additionally, we have taken more cases to trial. We are monitoring the amount of future defense costs projected to be incurred and the potential impact of such costs on our settlement projections and the asbestos reserves.

We expect insurance proceeds to be lower in 2004 than in previous years because we monetized $156 million of the receivables in the fourth quarter of 2003, and we have entered the third layer of our insurance coverage, which has more insolvent carriers. As a result, we expect our insurance receipts over the next two years to be less than 50% of our asbestos liability payments until we exhaust this layer and move to upper layers with fewer insolvencies.

In recent years federal and state legislators have considered proposals for tort reform generally, and to deal with asbestos litigation in particular. Tort reform legislation has been enacted in some states where large numbers of claims have been filed against us, but because this legislation is relatively new, we are not able to assess its effect as yet. In the U.S. Senate, the Fairness in Asbestos Injury Resolution Act was introduced in 2003, and approved by the Senate Judiciary Committee. The Act would create a national trust fund, to be funded by companies and insurers which have asbestos liability; the fund would pay claims of asbestos victims and generally end litigation alleging personal injury caused by asbestos in federal and state courts. On April 22, 2004, the United States Senate voted on a bill which was substantially similar to the bill passed by the Judiciary Committee in 2003. The vote, on a motion to impose cloture on the debate surrounding the bill, was 50-47; 60 votes were required to impose cloture. Cloture is a procedural step to limit debate on a bill. Following that vote the leaders of both political parties in the U.S. Senate have led ongoing negotiations among industry, insurers, labor unions and other interested parties to revise this bill so that it would be acceptable to all parties. It is possible that the Senate will vote on a revised bill in September, but enactment of such legislation is uncertain.

For further information regarding our asbestos matters, see Note 12 of the Notes to Consolidated Financial Statements.

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

During the second quarter of 2004 we reported consolidated net sales of $5.2 billion, compared with net sales of $4.8 billion for the second quarter of 2003.

Interest expense decreased $24 million to $178 million in the second quarter of 2004 compared with $202 million in the second quarter of 2003, principally as a result of lower debt levels that were slightly offset by higher average interest rates. Interest expense allocated to discontinued operations was $2 million and $4 million in the second quarters of 2004 and 2003, respectively.

Income from continuing operations before income taxes was $379 million and we reported an income tax provision of $149 million for the second quarter of 2004, compared with income from continuing operations before income taxes of $79 million and an income tax provision of $25 million for the second quarter of 2003. The effective tax rate in 2004 was higher than the statutory rate primarily because of state taxes and taxes related to the sale of our interest in a Brazilian pulp business, partially offset by lower international income tax rates. The effective tax rate in 2003 was lower than the statutory rate primarily because of lower international income tax rates and utilization of state tax credits.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 14 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $1,427 million and $148 million, respectively, for the second quarter of 2004. Second quarter 2004 operating profit included a $19 million charge for employee termination costs, asset impairments and asset write offs primarily at the Green Bay, WI and Bellingham, WA paper mills. Second quarter 2003 net sales and operating profits were $1,374 million and $147 million, respectively. Operating profits for the 2003 second quarter included an $11 million charge to earnings for severance and business exit costs related to the closure of a tissue machine and converting equipment at our Old Town, Maine, facility.

Operating margins in the second quarter of 2004 improved slightly from the second quarter of 2003 primarily due to an increase in selling prices. Selling prices for retail tissue were up slightly versus last year due to the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue. Commercial tissue pricing improved slightly during the quarter for into-stock business and contracts, although average prices remained below second quarter 2003 levels. Dixie sales prices improved modestly as a result of the DixieWare product launch in the fourth quarter of 2003, and price increases in food service channels. These pricing gains were largely offset by higher costs for wastepaper, purchased pulp, natural gas, electricity, resin and transportation.

During the second half of 2004, we expect pricing conditions in our retail tissue and Dixie businesses to improve, which should help to improve profit margins in these businesses. While commercial tissue pricing remains competitive, the industry is showing signs of volume recovery driven by an improving employment outlook. Inflationary costs pressures are expected to continue for the remainder of the year.

INTERNATIONAL CONSUMER PRODUCTS

During the second quarter of 2004, the international consumer products segment reported net sales and operating profits of $509 million and $38 million, respectively, compared with $497 million and $39 million of net sales and operating profits, respectively, in the prior year. These comparisons were impacted by a weaker U.S. dollar relative to the Euro in the 2004 period, which benefited reported net sales by approximately $35 million and benefited reported operating profits by approximately $3 million. Excluding favorable impacts from the weaker U.S. dollar, second quarter operating profits declined about 10% year over year. The decline in operating profits was due principally to 3% lower sales volumes in the second quarter of 2004, in addition to higher costs for purchased pulp. In spite of competitive pricing conditions in most countries, we were able to hold average pricing levels flat with the second quarter of 2003.

For the remainder of 2004, business conditions in Europe are expected to remain competitive, with downward pricing pressures from private label competition and general overcapacity conditions. We also anticipate continued inflationary cost pressures on purchased pulp.

PACKAGING

The packaging segment reported net sales of $741 million and operating profits of $81 million in the second quarter of 2004, compared with net sales of $698 million and operating profits of $100 million in the second quarter of 2003. Included in both the 2004 and 2003 operating results was a credit of $18 million related to the sale of various packaging assets. Industry conditions improved during the second quarter of 2004, as evidenced by higher box shipments and announced price increases for containerboard and boxes, although operating profits remained below last year's second quarter. The positive impacts from higher box shipments and box pricing in the 2004 period were offset by higher costs for natural gas and old corrugated containers ("OCC").

For the remainder of 2004, we expect to realize several announced price increases, while continuing to experience inflationary cost pressures from natural gas and secondary fiber.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales and operating profits of $551 million and $27 million, respectively, in the second quarter of 2004. For the same period in 2003, the segment reported net sales of $500 million and an operating loss of $1 million. In both the second quarters 2004 and 2003, operating profits included a $5 million loss from our investment in Unisource. Also included in the 2004 second quarter operating results is a $26 million pre-tax gain related to the sale of our interests in a Brazilian pulp business. The increase in operating profits was driven by improved industry demand for paper and bleached board, in addition to cost reduction efforts at our mills. Prices generally improved during the quarter due to announced price increases for paper, bleached board and kraft grades. In spite of these recent increases, pricing levels for paper and kraft products generally remained below second quarter 2003 levels. Cost inflation was not a major factor in this segment, as lower wood costs generally offset higher prices for wastepaper, natural gas, electricity and transportation.

The outlook for the remainder of 2004 is positive, as the segment realizes announced price increases and previous price commitments to customers expire.

BUILDING PRODUCTS MANUFACTURING

During the second quarter of 2004, the building products manufacturing segment reported net sales of $1,882 million and an operating profits of $367 million. In the second quarter of 2003, the segment reported net sales and operating profits of $1,447 million and $39 million, respectively. Demand for building materials has been exceptionally strong since the third quarter of 2003, driven by a robust housing market. During the first five months of 2004, housing starts were 15% higher than last year, while non-residential construction spending was up only 1%.

Second quarter 2004 average selling prices for plywood, softwood lumber, particleboard, oriented strand board and gypsum increased 59%, 28%, 34%, 100% and 12%, respectively, compared with the same period last year. Selling prices began April at record levels but had declined from those levels by more than 25 percent in plywood and 40 percent in oriented strand board by the end of June. Sales volumes were also significantly higher for gypsum, softwood lumber, industrial wood products and wood adhesives. Plywood shipments were down 4% year over year, as demand slowed late in the 2004 second quarter due to weather conditions and the anticipation of lower prices. Wood costs were up slightly year over year, and natural gas costs were also higher.

The outlook for the remainder of 2004 is for demand to remain strong, with selling prices declining from the historical high levels experienced in the second quarter. Structural panels are expected to face downward pricing pressure as new oriented strand board production capacity comes on line for the industry.

BUILDING PRODUCTS DISTRIBUTION

As stated above, we sold our building products distribution segment on May 7, 2004 and therefore our second quarter operating results represent one month of operations compared with three months in 2003. Net sales and operating profits for the building products distribution segment were $622 million and $40 million, respectively, for the second quarter of 2004. During the same period in 2003, the segment reported net sales and operating profits of $1,031 million and $21 million, respectively. Included in the 2004 operating results is a $7 million pre-tax gain on the sale of the distribution business. The increase in operating profits was primarily due to selling price increases in all building products distribution products. Sales prices for plywood, oriented strand board, and lumber increased 15%, 24% and 14%, respectively when compared with the second quarter of 2003.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $80 million to a loss of $144 million in 2004 from a loss of $64 million in the 2003 second quarter. The second quarter 2004 results included a $27 million loss from early extinguishment of debt; $36 million of stock-based compensation expenses; $16 million of compensation expenses which vary based on the company's financial performance; and $4 million of net foreign currency transaction losses associated with foreign borrowings. Included in the second quarter 2003 results are $6 million of stock-based compensation expenses and $3 million of variable compensation expenses.

YEAR-TO-DATE 2004 COMPARED WITH YEAR-TO-DATE 2003

During the first six months of 2004 we reported consolidated net sales of $10.4 billion, compared with net sales of $9.3 billion for the first six months of 2003

Interest expense decreased $31 million to $375 million in the first six months of 2004 compared with $406 million in the first six months of 2003, principally as a result of lower debt levels offset somewhat by higher average interest rates.

During the first six months of 2004, we reported income from continuing operations before income taxes of $592 million and an income tax provision of $220 million, compared with a loss from continuing operations before income taxes and accounting changes of $25 million and an income tax benefit of $28 million for the first six months of 2003. The effective tax rate in 2004 was higher than the statutory rate primarily because of state taxes and taxes related to the sale of our interest in a Brazilian pulp business, partially offset by lower international income tax rates. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe.

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

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $2.8 billion and $270 million, respectively, for the first six months of 2004, and $2.7 billion and $270 million, respectively, for the first six months of 2003. Included in the 2004 results was a $21 million charge for employee termination costs, asset impairments and asset write offs primarily at the Green Bay, WI and Bellingham, WA paper mills. Included in the 2003 operating results were a pre-tax impairment charge of $25 million and a pre-tax charge of $11 million for severance and business exit costs related to the partial shutdown of tissue-manufacturing and converting operations at our Old Town, Maine facility (see Note 6 of the Notes to Financial Statements).

Operating margins were lower for the first six months of 2004, due primarily to higher costs for waste paper, purchased pulp, natural gas, electricity, resin and transportation. Advertising costs were also higher, driven by the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue in first quarter 2004. Average selling prices for retail tissue improved slightly, driven by these product re-launches, while commercial tissue prices were down year over year.

INTERNATIONAL CONSUMER PRODUCTS

During the first six months of 2004, the international consumer products segment reported net sales and operating profits of $1,051 million and $96 million, respectively, compared with $970 million and $82 million of net sales and operating profits, respectively, in the prior year. These comparisons were impacted by a weaker U.S. dollar relative to the Euro in the 2004 period, which benefited reported net sales by approximately $110 million and benefited reported operating profits by approximately $10 million. Excluding favorable impacts from the weaker U.S. dollar, and a $4 million favorable impact in the 2004 period related to the reversal of severance reserves, operating profits were relatively flat year over year. Competitive market conditions in most countries limited our sales volume growth to 1%, while selling prices declined about 3% in local currencies. We experienced 11% higher costs for purchased pulp in the first six months of 2004, but were able to offset these negative impacts through cost reduction efforts in other areas of our business.

PACKAGING

The packaging segment reported net sales of $1.4 billion and operating profits of $126 million in the first six months of 2004, compared with net sales of $1.4 billion and operating profits of $159 million in the first six months of 2003. Included in the operating results of 2004 and 2003 was an $18 million gain on the sale of some packaging assets (see Note 5). The 2004 decline in operating profits is primarily due to a 6% lower prices in both linerboard and medium compared to last year and a 29% increase in OCC costs. Average costs for wood and natural gas were also higher in the 2004 period. These declines were offset somewhat by 5% higher sales volumes for linerboard, medium and boxes.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales of $1.1 billion and operating profits of $7 million in the first half of 2004. For the same period in 2003, the segment reported net sales of $1.0 billion and an operating loss of $44 million. Included in the 2004 operating results is a pre-tax gain of $26 million related to sale of our interests in a Brazilian pulp business and a $13 million loss from our minority interest in Unisource. Included in the 2003 operating results is an impairment charge of $49 million related to the partial shutdown of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6) and a $13 million loss from the company's minority interest in Unisource. Sales volumes for the first six months of 2004 were above 2003 first half levels, due to a strengthening U.S. economy and a weaker U.S. dollar, which improved export conditions for the industry. In spite of these improving conditions, average selling price levels in the 2004 period were 6% lower than 2003 for paper, with relatively flat year-over-year comparisons for bleached board and kraft grades. Average cost levels in the first six months of 2004 for wood, wastepaper, natural gas, electricity and transportation were also above 2003 first half levels.

BUILDING PRODUCTS MANUFACTURING

During the first six months of 2004, the building products manufacturing segment reported net sales of $3.5 billion and operating profits of $630 million. In the first six months of 2003, the segment reported net sales and operating profits of $2.7 billion and $22 million, respectively. Demand for building materials has been exceptionally strong since the third quarter of 2003, resulting in significantly higher selling prices and volumes in 2004 when compared with the first six months of 2003. Average selling prices for plywood, softwood lumber, particleboard, oriented strand board and gypsum increased 56%, 20%, 25%, 107% and 12%, respectively, when compared with the same period in 2003. Sales volumes for plywood, oriented strand board, gypsum, and softwood lumber increased 3%, 7%, 16% and 15%, respectively. Particleboard volumes were 4% lower year over year. Average wood costs were higher in the first six months of 2004, as were natural gas costs.

BUILDING PRODUCTS DISTRIBUTION

As stated above, we sold our building products distribution segment on May 7, 2004 and therefore our 2004 operating results represent four months of operations compared with six months in 2003. Net sales and operating profits for the building products distribution segment were $1.9 billion and $98 million, respectively, for the first six months of 2004. During the same period in 2003, the segment reported net sales and operating profits of $1.9 billion and $24 million, respectively. Included in the 2004 operating results is a $7 million pre-tax gain on the sale of the distribution business. The increase in operating profits is a result of increased selling prices for plywood, oriented strand board and lumber.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales, increased by $128 million to a loss of $260 million in 2004 from a loss of $132 million in the first half of 2003. The results for the first six months of 2004 included a $53 million loss from early extinguishment of debt; $72 million of stock-based compensation expenses; $27 million of compensation expenses which vary based on the company's financial performance; and $11 million of net foreign currency transaction gains associated with foreign borrowings. Included in the first half 2003 results are $10 million of stock-based compensation expenses and $5 million of variable compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2004, debt decreased by approximately $1.4 billion to $9.2 billion. During the remainder of 2004, we expect our cash flow from operations and financing activities to be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES. For the first six months of 2004 we generated cash from operations of $477 million compared to $668 million a year ago. Cash provided by operations in 2003 was unusually high because of a $354 million income tax refund received in April 2003.

During the first six months of 2004, we experienced a seasonal working capital increase of $342 million compared to an increase of $247 million in the same period last year. Approximately 75% of this increase represents working capital growth in our building products distribution business prior to its being sold on May 7, 2004.

Accounts receivable increased by $497 million in the 2004 period compared with a $272 million seasonal increase during the first six months of 2003. The current year increase in accounts receivable reflects significantly higher sales levels in our building products manufacturing and distribution businesses, as well as modest sales growth in our North America consumer products and packaging segments. Inventories increased by $68 million compared with a $23 million build in the first half of 2003. Excluding modest growth in building products distribution inventories prior to the sale of that business in early May, inventories were relatively flat in the first half of 2004. Accounts payable increased by $223 million during the first six months of 2004, reflecting generally increased business levels as well as cost inflation for energy, wastepaper and transportation, compared with a $48 million in the comparable 2003 period.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the six months ended June 2004 were $288 million, which included $97 million in the North America consumer products segment, $26 million in the international consumer products segment, $73 million in the packaging segment, $22 million in the bleached pulp and paper segment, $37 million in the building products manufacturing segment, $2 million in the building products distribution segment, $8 million for our discontinued operations and $23 million in the other segment. This compares to capital spending of $310 million in the first half of 2003. Our full-year capital spending outlook for 2004 is approximately $750 million. This includes a new oriented strand board facility in Hosford, Florida, which will start up in the first half of 2005. We are also evaluating energy savings projects at mills that have high natural gas consumption.

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

During the second quarter of 2004, we sold all of our interests in a Brazilian pulp business for $71 million in cash and a receivable of $4 million. This transaction resulted in a pre-tax gain of $26 million and was included in "Other (income) losses, net" on the statements of operations.

On May 7, 2004, we completed the sale of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad, to Koch Cellulose, LLC ("Koch") and its subsidiaries for $511 million in cash and a receivable of approximately $9 million for working capital. In addition, Koch assumed $73 million of indebtedness. This transaction resulted in a pre-tax gain of $2 million and an after tax loss of $15 million that was included in discontinued operations on the statements of operations. The working capital adjustment has not been finalized.

On May 7, 2004, we completed the sale of our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team for $767 million in cash and a receivable of approximately $38 million, subject to working capital adjustments. In addition, we received $173 million in cash in June to settle an intercompany payable related to product sold to the building products distribution business prior to closing. This transaction resulted in a pre-tax gain of $7 million ($4 million after-tax gain) and was included in "Other (income) losses, net" on the statements of operations. The working capital adjustment has not been finalized.

During the second quarter of 2004, we purchased certain packaging assets in Ontario, California and Harrington, Delaware for approximately $20 million. Also during the second quarters of both 2004 and 2003, we sold certain packaging assets and recorded pre-tax credits of $18 million in each quarter in the packaging segment. These credits were reflected in "Other (income) losses, net" in the accompanying statements of operations.

In the second quarter of 2003, we received approximately $193 million of cash refund from the related income tax benefit of the sale of a 60% controlling interest in our Unisource paper distribution business, which is included in the $354 million income tax refund discussed above.

FINANCING ACTIVITIES. Our debt decreased by $1,411 million to $9,237 million at July 3, 2004 from $10,648 million at January 3, 2004. This decrease includes changes in foreign currency exchange rates of $17 million during this time period. At July 3, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%. The following table details the activity in our short and long-term debt balances in 2004:

(in millions)	Short-term	Long-term*	Total

Beginning balances:	$ 689	$ 9,959	$ 10,648
Maturities: Eurobond Industrial revenue bonds Money markets Notes	-- -- (400) --	(363) (10) -- --	(363) (10) (400) --
Assumed by buyer		(73)	(73)
Repayments**	(422)	(4,039)	(4,461)
Borrowings**	641	3,272	3,913
Other: Effect of foreign currency exchange rates	--	(17)	(17)

Ending balance	$ 508	$ 8,729	$ 9,237

*	Includes current portion of long-term debt of $395 million.
**	Includes repayments and re-borrowings of our Senior Credit Facility of $2,982 million and $3,232 million, respectively.

For a detailed discussion of our current debt position and the current year activity, refer to Note 10.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. The more significant financial covenants are mentioned in Note 10. In addition, certain agreements contain cross-default provisions. Our continued compliance with these restrictive covenants is dependent a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations and interest rate exchange agreements as of July 3, 2004. For obligations with variable interest rates, the tables set forth payout amounts based on weighted average rates for the year ended July 3, 2004, and do not attempt to project future interest rates.

(In millions) ---------------	2004 -------	2005 -------	2006 -------	2007 -------
Debt
Secured borrowings	$ 508	--	--	--
Average interest rates	2.1%	--	--	--
Credit facilities	--	--	--	--
Average interest rate	--	--	--	--
Notes and debentures	$ 336	--	$ 607	$ 300
Average interest rates	7.9%	--	7.4%	6.9%
Revenue bonds	$ 21	$ 22	$ 1	$ 29
Average interest rates	1.4%	5.6%	6.0%	4.9%
Capital leases	$ 4	$ 13	$ 14	$ 17
Average interest rates	7.7%	7.8%	7.8%	8.3%
European debt	$ 4	$ 12	$ 10	$ 7
Average interest rates	4.7%	4.6%	4.7%	4.0%
Other loans	$ 6	--	--	--
Average interest rates	2.8%	--	--	--
Subtotal	$ 879	$ 47	$ 632	$ 353

Notional amount of interest rate exchange agreements (rate collar)	--	$ 47	--	--
Average interest rate cap	--	7.5%	--	--
Average interest rate floor	--	5.5%	--	--

(In millions)	2008	Thereafter	Total	Fair value July 3, 2004
Debt
Secured borrowings	--	--	$ 508	$ 508
Average interest rates	--	--	2.1%	2.1%
Credit facilities	--	$ 500	$ 500	$ 500
Average interest rates	--	2.9%	2.9%	2.9%
Notes and debentures	$ 350	$ 5,569	$ 7,162	$ 7,585
Average interest rates	7.4%	8.4%	8.2%	6.7%
Revenue bonds	$ 21	$ 665	$ 759	$ 721
Average interest rates	5.0%	5.4%	5.2%	5.8%
Capital leases	$ 22	$ 200	$ 270	$ 310
Average interest rates	7.9%	7.4%	7.6%	6.2%
European debt	$ 6	$ 31	$ 70	$ 70
Average interest rates	3.9%	3.2%	3.9%	4.1%
Other loans	--	--	$ 6	$ 6
Average interest rates	--	--	2.8%	3.0%
Subtotal	$ 399	$ 6,965	$ 9,275
Less: unamortized debt discount			(38)
			------------
Total debt balance			$ 9,237

Notional amount of interest rate exchange agreements (rate collar)	--	--	$ 47	$ 2
Average interest rate cap	--	--	7.5%	7.5%
Average interest rate floor	--	--	5.5%	5.5%

Approximately $80 million of our revenue bonds are supported by letters of credit that expire within one year. We have the ability and intent to refinance these revenue bonds on a long-term basis. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

The following table presents commitment amounts by year of expected expiration for our standby letter of credit agreements.

(In millions) ---------------	2004 -------	2005 -------	2006 -------	2007 -------	2008 -------	Thereafter -------	Total -------
Standby Letters of Credit**	--	--	--	--	--	$ 21	$ 21

---------------
**	Standby letters of credit not included in Note 10 under the credit facilities.
We intend to renew the standby letters of credit where appropriate as they mature, therefore, the obligations do not have a definitive maturity date.

On July 14, 2004, Moody's Investor Service upgraded our liquidity rating from SGL-3 (adequate) to SGL-2 (good). Moody's indicated that the upgrade was in response to our Senior Credit Facility that we entered into on July 2, 2004. On May 4, 2004, Standard & Poor's Ratings Services revised its outlook on our long-term debt to 'stable' from 'negative' and affirmed its rating of BB+. Standard & Poor's Ratings Services indicated that the ratings actions reflect our improving financial profile and much better liquidity. On April 28, 2004, Fitch Ratings increased our senior unsecured long-term debt ratings to BB+ from BB and changed our rating outlook to 'stable'. Fitch Ratings indicated that this upgrade is primarily due to debt reductions resulting from expected asset sales as well as increased cash flows from operations. Additionally, on April 14, 2004, Moody's Investor Service revised the outlook for our Senior Implied Ba2 debt rating to 'stable' from 'negative' citing our plans to reduce debt with proceeds from our expected asset sales.

At July 3, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. As of July 3, 2004, these agreements decreased interest expense by less than $1 million. The agreements had a weighted-average maturity of approximately one year at July 3, 2004.

The estimated fair value of our interest rate exchange agreements at July 3, 2004 was a $2 million asset. The liability balance represents the estimated amount we would be paid if the agreements were terminated on July 3, 2004. The fair value at July 3, 2004 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

At July 3, 2004 we had $1,165 million of floating rate debt outstanding, which represented approximately 13% of our total debt balance.

As of July 3, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first six months of 2004 and 2003, we paid dividends totaling $64 million and $63 million, respectively.

OTHER. We employ approximately 56,000 people, including approximately 23,000 who are members of unions. We consider our relationship with our employees to be good. Forty-five union contracts are subject to negotiation and renewal in 2004, including ten at major facilities. Twenty-two of these contracts were renewed during the first six months of 2004.

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

Environmental and Legal Matters

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters, including our asbestos liabilities. The more important assumptions in assessing our asbestos liability are the projection of the number of claims that will be filed against us in the future, which are influenced by the population potentially exposed to asbestos-containing products manufactured by us, the expected occurrence of various diseases in these potentially exposed populations, the rate at which these potentially exposed populations actually file claims, and activities of the asbestos plaintiffs' bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs' bar with respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against or settlements by other defendants on settlement demands against us. The unique nature of our asbestos claims and the calculation of the liability does not lend itself to a sensitivity analysis.

We recognize a liability for environmental remediation and legal indemnification and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. We also have insurance that covers a substantial part of our asbestos liabilities and defense costs and losses on certain environmental claims. We record insurance recoveries as a receivable to the extent that the realization of the insurance is deemed probable. Such receivables are recorded at an undiscounted amount and are reflected as an asset in the accompanying consolidated balance sheets.

Environmental remediation costs are generally expensed. Environmental compliance costs are generally capitalized when the costs improve the condition of the property or prevent or mitigate future contamination..

Goodwill and Long-Lived Assets

In addition, management uses judgment in assessing goodwill and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill. Goodwill totaled $7.5 billion at July 3, 2004 and represented 32% of our total assets. We review the recorded value of our goodwill annually at the beginning of the third fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of consumer products companies and forest products peer companies, our target capital mix, and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit's internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. If the discount rate used to estimate the fair value of each reporting unit were increased by 100 basis points, the fair value would continue to exceed the carrying value for all of our reporting units

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Accounting Changes

During the second quarter of 2004, we adopted FASB Staff Position FAS 106-2 ("the FSP"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides specific guidance on how to account for the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The FSP provides for either retroactive application to the date of enactment or prospective application from the date of adoption. We have elected retroactive application to the date of enactment, the impact of which was a reduction to net postretirement benefit cost of approximately $2 million in the second quarter of 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $67 million.

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

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-Q. Moreover, in the future, we, through our senior management team, may make additional or different forward-looking statements about the matters described in this document. We undertake no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-Q, and in our other SEC filings, including our Form 8-K dated October 17 1996, which are incorporated herein by this reference.

Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. In addition to the risks, uncertainties and assumptions discussed elsewhere herein, factors that could cause or contribute to actual results differing materially from such forward-looking statements include the following: the realization of announced price increases for many of our products, continued strength in new home building and home renovation, the effect of general economic conditions on the demand for consumer products, building products, and pulp and paper, the corresponding level of demand for and cost of wood fiber, wastepaper, energy and other costs, the success of the branding and marketing strategies we are pursuing for our consumer products, the effect of changes in the productive capacity of manufacturers of competitive products, unanticipated expenditures with respect to environmental, safety and health laws, our ability to continue to reduce debt, actions taken or to be taken by the United States or other governments as a result of the situation in Iraq and acts or threats of terrorism, and other risks, uncertainties and assumptions discussed in our periodic filings with the Securities and Exchange Commission.

Risk Factors

The following factors, which we caution are not exclusive, are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose these factors.

Substantial Indebtedness

As described in this Form 10-Q, we have substantial indebtedness. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend in part on cash from operations. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations, as they are subject to general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

Competition and Business Volatility

We face intense competition from both large international and small domestic producers in most of our businesses.

In our consumer products businesses, we believe we have a strong competitive position with low-cost operations, manufacturing expertise, and strong brands in North America as well as most countries in Europe. We do face competition from established, global consumer products competitors. Aggressive actions by these competitors can lead to decreased pricing and/or increased advertising and promotional spending by us in order to maintain market share. In order to achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty through the development and introduction of new products and product line extensions; continue to enhance product quality and performance; and continue to develop our marketing and distribution capabilities to serve our customers.

Operating results in our building products, packaging and bleached pulp and paper businesses are typically more volatile than in our consumer products businesses. Most of the products in these businesses are commodities, where selling price tends to be the principal competitive factor. We cannot control such factors as decreasing demand from customers or increasing supply from competitors, both of which may cause rapid price decreases for such products and in turn adversely affect our net sales, operating income and cash flows.

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

Litigation

We are subject to significant asbestos litigation liabilities and costs, as discussed below, and to other litigation risks that are similar to other corporations of our size and complexity in an increasingly litigious environment. While we do not believe that any of these matters will be material to our long term financial status, certain litigation-related matters may be material to our results of operations in certain reporting periods.

We have recorded pre-tax charges totaling $563 million for asbestos liabilities and defense costs, net of anticipated insurance recoveries, that we expect to pay through 2013. Projecting liabilities for asbestos litigation is subject to a number of important risks and uncertainties, including the possibility that the number of asbestos claims filed against us in the future will be greater than projected; the risk that the cost of defending and settling current and future asbestos claims will be higher than projected, resulting in more rapid depletion of available insurance coverage and higher out-of-pocket costs; the possibility of additional insolvencies among insurance carriers; the risk that final resolution of allocation, coverage or other issues affecting available insurance coverage will result in lower insurance recoveries than forecast; the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which we now settle cases; and the risk that bankruptcies of other asbestos defendants may increase our costs in the future.

These or other factors could cause our actual liabilities to be materially higher, and our insurance recoveries to be materially lower, than those projected and recorded to date. If these or other factors cause us to determine that the assumptions used to project our asbestos liabilities and defense costs, and insurance recoveries, through 2013 are no longer reasonable, or if we determine that our asbestos liabilities net of insurance recoveries for years after 2013 will be material, we may have to establish additional reserves relating to asbestos beyond the charges already taken, and the amount of these reserves may be material. We cannot estimate the amount of any such additional reserves at this time.

The reader should not place undue reliance on any forward-looking statements, which are based on current expectations. See the Cautionary Statement above.

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

GEORGIA-PACIFIC CORPORATION July 3, 2004

Item 1.	Legal Proceedings.

The information contained in Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Corporation was held on May 4, 2004. A total of 207,496,542 of the Corporation's shares were present or represented by proxy at the meeting. This represented more then 89% of the Corporation's shares outstanding.

Shareholders elected five directors for three-year terms that will expire at the annual meeting in of shareholders in 2007 and one director for a one-year term that will expire at the 2005 annual meeting or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Directors	For		Withheld

	Barbara L. Bowles	161,492,766		46,003,776
	Donald V. Fites	163,366,012		44,130,530
	David R. Goode	157,148,465		50,348,077
	Karen N. Horn	203,447,844		4,048,698
	William R. Johnson	203,369,441		4,127,101
	James B. Williams	161,476,713		46,019,829

Other directors whose term of office as a director continued after the meeting were James S. Balloun, Alston D. Correll, Sir Richard V. Girodano, M. Douglas Ivester, Louis W. Sullivan, M.D., Lee M. Thomas and John D. Zeglis.

		For	Against	Abstain	Broker Non-Votes

Proposal:

Amendment of Long-Term Incentive Plan		177,179,635	8,715,264	1,645,900	19,955,743
Approval of Short-Term Incentive Plan		174,780,756	11,132,982	1,627,061	19,955,743
Ratification of Independent Auditors		200,156,928	5,524,858	1,814,756	N/A

The text of the above proposals are incorporated by reference to Items 2, 3 and 4, respectively, of the Corporation's definitive Proxy Statement dated March 26, 2004, filed with the SEC pursuant to Regulation 14A on March 31, 2004.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

Exhibit 10.1 -

Credit Agreement, dated as of July 2, 2004, by and among Georgia-Pacific Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other L/C Issuers party thereto, the other Lenders party thereto, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, Banc of America Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers (Filed as Exhibit 10.1 to the Corporation's Form 8-K dated July 2, 2004, filed July 6, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

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

(1)		Filed herewith via EDGAR.

	(b)	Reports on Form 8-K

●

        On April 29, 2004, we filed a report on Form 8-K, which furnished (not filed) under Items 7 and 12 the press release entitled "Georgia-Pacific Reports Strong First Quarter 2004 Results" relating to the results of our first quarter ended April 3, 2004.

	●	On May 5, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding our Annual Shareholders Meeting.

	●	On May 10, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding the completion of previously announced asset sales.

	●	On May 12, 2004, we filed a report on Form 8-K, which furnished (not filed) under Item 12 preliminary selected financial information.

●

        On May 20, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 the reissuance, in an updated format, of certain Items included in our Report on Form 10-K for the fiscal year ended January 3, 2004.

●	On May 21, 2004, we filed a report on Form 8-K, which reported under Items 2 and 7 the completion of the sale of our building products distribution segment; and

●	On July 6, 2004, we filed a report on Form 8-K, which reported under Items 5 and 7 our entering into a new, unsecured credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff, Executive Vice President - Finance and Chief Financial Officer

by /s/ Robert P. Nelson Robert P. Nelson, Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS FILED WITH THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JULY 3, 2004

Exhibit No.	Sequentially Numbered Description

23.1	Consent of National Economic Research Associates (NERA).

23.2	Consent of Navigant Consulting.

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241).

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

