Form 10-Q
period 2004-10-02
GEORGIA PACIFIC CORP
filed 2004-10-28
CIK 41077

jea

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of the close of business on October 25, 2004, Georgia-Pacific Corporation had 258,068,006 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Third Quarter		First Nine Months

(In millions, except per share amounts)	2004	2003	2004	2003

Net sales	$4,741	$5,125	$15,151	$14,446

Costs and expenses: Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other income, net	3,511 257 231 212 167 (8)	3,966 326 242 211 200 (101)	11,369 919 711 656 542 (9)	11,334 952 728 609 606 (39)

Total costs and expenses	4,370	4,844	14,188	14,190

Income from continuing operations before income taxes Provision for income taxes	371 132	281 97	963 352	256 69

Income from continuing operations Income (loss) from discontinued operations, net of taxes	239 1	184 8	611 (4)	187 8

Income before accounting change Cumulative effect of accounting change, net of taxes	240 --	192 --	607 --	195 28

Net income	$240	$192	$607	$223

Basic per share: Income from continuing operations Income (loss) from discontinued operations, net of taxes	$ 0.93 0.01	$ 0.74 0.03	$ 2.40 (0.02)	$ 0.75 0.03

Income before accounting change Cumulative effect of accounting change, net of taxes	$ 0.94 --	$ 0.77 --	$ 2.38 --	$ 0.78 0.11

Net income	$ 0.94	$ 0.77	$ 2.38	$ 0.89

Diluted per share: Income from continuing operations Income (loss) from discontinued operations, net of taxes	$ 0.91 --	$ 0.73 0.03	$ 2.33 (0.02)	$ 0.75 0.03

Income before accounting change Cumulative effect of accounting change, net of taxes	$ 0.91 --	$ 0.76 --	$2.31 --	$ 0.78 0.11

Net income	$ 0.91	$ 0.76	$ 2.31	$ 0.89

Shares (denominator): Weighted average shares outstanding Dilutive securities: Options and restricted stock	256.0 7.2	250.2 2.1	254.9 7.5	250.1 0.7

Total assuming conversion	263.2	252.3	262.4	250.8

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
  Cumulative effect of accounting changes, net of taxes
  Other income, net
  Depreciation, amortization and accretion
  Deferred income taxes
  Increase in receivables
  (Increase) decrease in inventories
  Increase in accounts payable
  Change in other working capital
  Change in taxes payable/receivable
  Change in other assets and other long-term liabilities
  Other

	$ 607 -- (14) 724 132 (481) (67) 208 40 (38) (203) 31	$ 223 (28) (39) 783 (67) (282) 27 74 5 333 116 37

Cash provided by operations	939	1,182

Cash flows from investing activities Property, plant and equipment investments Acquisitions Net proceeds from sales of assets Other	(448) (23) 1,416 (14)	(480) (2) 27 (14)

Cash provided by (used for) investing activities	931	(469)

Cash flows from financing activities
Repayments of long-term debt
Additions to long-term debt
Fees paid to issue debt
Fees paid to retire debt
Net decrease in bank overdrafts
Net (decrease) increase in short-term debt
Proceeds from option plan exercises
Cash dividends paid ($0.375 per share)

	(5,270) 3,919 (14) (35) (15) (303) 53 (97)	(6,318) 5,680 (48) -- (54) 190 4 (94)

Cash used for financing activities	(1,762)	(640)

Increase in cash Balance at beginning of period	108 51	73 42

Balance at end of period	$ 159	$ 115

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	October 2, 2004	January 3, 2004

ASSETS Current assets Cash and equivalents Receivables, less allowances of $29 and $36, respectively Inventories Deferred income tax assets Assets held for sale Other current assets	$ 159 1,898 1,793 125 -- 362	$ 51 1,542 1,848 117 739 301

Total current assets	4,337	4,598

Property, plant and equipment Land, buildings, machinery and equipment, at cost Accumulated depreciation	17,711 (9,426)	17,758 (9,176)

Property, plant and equipment, net	8,285	8,582

Goodwill, net	7,478	7,484

Intangible assets, net	689	716

Assets held for sale	--	757

Other assets	2,216	2,268

Total assets	$ 23,005	$ 24,405

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued) Georgia-Pacific Corporation and Subsidiaries
(In millions, except shares and per share amounts)	October 2, 2004	January 3, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Secured borrowings and other short-term notes
  Current portion of long-term debt
  Accounts payable
  Accrued compensation
  Liabilities held for sale
  Other current liabilities

	$ 386 558 1,506 287 -- 1,088	$ 689 789 1,404 244 189 1,107

Total current liabilities	3,825	4,422

Long-term debt, excluding current portion	7,968	9,074

Liabilities held for sale	--	206

Other long-term liabilities	3,534	3,826

Deferred income tax liabilities	1,647	1,483

Commitments and contingencies

Shareholders' equity
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Junior preferred stock, no par value; 25,000,000 shares authorized;
    no shares issued or outstanding
  Common stock, par value $0.80; 400,000,000 shares authorized;
    256,370,000 and 252,980,000 shares issued and outstanding
  Additional paid-in capital
  Retained earnings
  Long-term incentive plan deferred compensation
  Accumulated other comprehensive income

	-- -- 205 3,579 2,106 -- 141	-- -- 202 3,473 1,596 (1) 124

Total shareholders' equity	6,031	5,394

Total liabilities and shareholders' equity	$ 23,005	$ 24,405

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) Georgia-Pacific Corporation and Subsidiaries

	Third Quarter		First Nine Months

(In millions)	2004	2003	2004	2003

Net income
 Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments
  Derivative instruments:
    Fair market value adjustments on derivatives
    Reclassification adjustments for losses included in net income
  Unrealized gain on securities
  Minimum pension liability adjustment

	$ 240 54 2 -- -- --	$ 192 3 (1) 2 -- --	$ 607 (11) 2 -- -- 26	$ 223 127 (4) 9 4 --

Comprehensive income	$ 296	$ 196	$ 624	$ 359

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) GEORGIA-PACIFIC CORPORATION October 2, 2004

1.

PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. These consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. We prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. All significant intercompany balances and transactions were eliminated in consolidation.

Management is responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our audited financial statements for the fiscal year ended January 3, 2004 in our Form 8-K filed with the SEC on May 20, 2004 reflecting our non-integrated pulp businesses as discontinued operations.

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

On May 7, 2004, we completed the sale of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, as well as affiliated assets, to Koch Cellulose, LLC ("Koch") and its subsidiaries. These pulp businesses were reported as discontinued operations through the date of the sale and the related assets and liabilities were retroactively classified as held for sale in our January 3, 2004 balance sheet. We ceased depreciation of the related assets on February 26, 2004 (the date of the definitive agreement). These pulp businesses were previously reported in the bleached pulp and paper segment.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $66 million and $250 million for the third quarter and first nine months of 2004, respectively, and $104 million and $300 million for the third quarter and first nine months of 2003, respectively.

Other income, net

The following amounts are included in Other income, net

	Third Quarter		First Nine Months

(In millions)	2004	2003	2004	2003

Asset impairments: Bellingham Old Town White City Other Adjustment to asbestos insurance receivables Early extinguishment of debt Gain on asset sales, retirements and disposals, net Other	$ -- -- -- -- -- -- (16) 8	$ -- -- 12 1 (118) -- -- 4	$ 11 -- -- 2 -- 53 (49) (26)	$ -- 74 12 8 (118) -- (14) (1)

Other income, net	$ (8)	$ (101)	$ (9)	$ (39)

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

	Third Quarter		First Nine Months

(In millions, except per share amounts)	2004	2003	2004	2003

Net income as reported	$ 240	$ 192	$ 607	$ 223
Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	--	(2)	(2)	(10)

Pro forma net income	240	189	605	213

Stock based employee compensation cost, net of taxes, included in the determination of net income as reported	15	9	61	46

Basic net income per share: As reported Pro forma	0.94 0.94	0.77 0.76	2.38 2.37	0.89 0.85

Diluted net income per share: As reported Pro forma	0.91 0.91	0.76 0.75	2.31 2.31	0.89 0.85

Accounting Changes

In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity in their financial statements. FIN 46 is effective for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities that are not consolidated.

During the second quarter of 2004, we adopted FASB Staff Position ("FSP") FAS 106-2 ("the FSP"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides specific guidance on how to account for the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The FSP provides for either retroactive application to the date of enactment or prospective application from the date of adoption. We have elected retroactive application to the date of enactment, the impact of which was a reduction to net postretirement benefit cost of approximately $4 million during the first nine months of 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $67 million.

2.

PROVISION FOR INCOME TAXES. The effective tax rate in 2004 was higher than the statutory rate primarily because taxes related to the sale of our interest in a Brazilian pulp business and taxes related to the sale of our domestic pulp business, partially offset by lower international income tax rates. The effective tax rate in 2003 was lower than the statutory rate primarily because of lower international income tax rates and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe.

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

First Nine Months

	(In millions)	2004	2003

	Total interest costs Interest capitalized	$ 552 (10)	$ 611 (5)

	Interest expense	$ 542	$ 606

	Interest paid	$ 558	$ 525

	Income tax paid (refunds received), net	$ 308	$ (236)

	Debt assumed by buyer in divestiture	$ 73	$ --

Interest expense allocated to discontinued operations was $5 million and $11 million for the first nine months of 2004 and 2003, respectively.

5.	DIVESTITURES.

Building Products Distribution

On May 7, 2004, we completed the sale of our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team (the buyer), for $818 million. In addition, we received $173 million in cash in June to settle an intercompany payable related to product sold to the building products distribution business prior to closing. This transaction resulted in a pre-tax gain of $20 million ($12 million after-tax gain), a portion of which was recognized in the third quarter upon final working capital settlement with the buyer. The gain is included in "Other income, net" on the statements of operations.

In addition, we entered into a six-year agreement for the building products distribution business to continue purchasing structural panels, lumber and other building products manufactured by us. This supply agreement contains substantially similar terms as the previous arrangement between our building products manufacturing and building products distribution businesses. Because our continuing involvement with this business via this supply agreement is considered significant, the building products distribution business is not permitted to be reported as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The building products distribution business was deemed to be held for sale and the related assets and liabilities retroactively classified as such in our January 3, 2004 balance sheet. We ceased depreciation of the related assets on March 12, 2004 (the date of the definitive agreement).

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

Non-integrated Pulp Mills

On May 7, 2004, we completed the sale of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad, to Koch Cellulose, LLC ("Koch") and its subsidiaries for $511 million in cash and a receivable of approximately $9 million for working capital. In addition, Koch assumed $73 million of indebtedness. This transaction resulted in a pre-tax gain of $5 million and an after tax loss of $13 million that was included in discontinued operations on the statements of operations. In October 2004, we received $9 million in satisfaction of the working capital receivable.

These pulp businesses were reported as discontinued operations through the date of the sale and the related assets and liabilities were retroactively classified as held for sale in our January 3, 2004 balance sheet. We ceased depreciation of the related assets on February 26, 2004 (the date of the definitive agreement). These pulp businesses were previously reported in the bleached pulp and paper segment.

The following are major classes of assets and liabilities for these discontinued operations that were held for sale at January 3, 2004:

DISCONTINUED OPERATIONS CONDENSED BALANCE SHEETS (Unaudited)

(In millions)

ASSETS Current assets Property, plant and equipment, net Goodwill, net Other assets	$ 168 338 172 1

Total assets	$ 679

LIABILITIES: Current liabilities Long-term debt Deferred income tax liabilities Other long-term liabilities	$ 63 97 100 6

Total liabilities	$ 266

Net assets	$ 413

Operating results of these discontinued operations are shown below:
DISCONTINUED OPERATIONS CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter		First Nine Months

(In millions)	2004	2003	2004	2003

Net sales	$ --	$ 153	$ 220	$ 447

Costs and expenses: Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, net	1 -- -- -- -- (3)	112 5 18 3 4 1	179 6 13 4 5 (5)	351 13 54 9 11 1

Total costs and expenses	(2)	143	202	439

Income from discontinuing operations before income taxes Provision for income taxes	2 1	10 2	18 22	8 --

Income (loss) from discontinued operations, net of taxes	$ 1	$ 8	$ (4)	$ 8

The interest expense allocated to the discontinued operations represents the interest associated with the debt that was assumed by the buyer and interest on debt that was required to be repaid as a result of the disposal transaction.

Other Asset Sales

During the second quarter of 2004, we sold all of our interests in a Brazilian pulp business for $71 million. This transaction resulted in a pre-tax gain of $24 million ($9 million after-tax gain) and was included in "Other income, net" on the statements of operations.

During the second quarter of 2004, we sold certain packaging assets and an aircraft and recognized a pre-tax gain of $26 million ($16 million after-tax gain). During the third quarter of 2004, we sold three hardwood lumber mills for proceeds of $27 million and recognized a pre-tax gain of $5 million ($3 million after tax). These gains are included in "Other income, net" on the statements of operations.

6.	ASSET IMPAIRMENT AND RESTRUCTURING.

Bellingham

In June 2004, we signed a letter of intent with the Bellingham Port Authority (the "Port") to sell our Bellingham facilities to the Port and lease back certain of those facilities. The Port will assume most of our environmental liabilities associated with the facility. In connection with this agreement, we determined that the value of the related assets were impaired. Accordingly, in the second quarter of 2004, we recorded pre-tax charges to earnings of $11 million for asset impairments. Assuming the parties reach a formal agreement for this transaction, we expect closing to occur in the fourth quarter of 2004.

Old Town, Maine

On April 4, 2003, we announced that we would close tissue-manufacturing and converting operations at our Old Town, Maine mill. The mill's pulp and dryer operations are continuing to operate. The determination to close the tissue operations was based on excess capacity of tissue production, the mill's geographic location and high energy and fiber costs. In connection with this closure, we determined that the value of related tissue assets and certain pulp assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre-tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. In the third quarter of 2003, we recorded a pre-tax charge of $7 million and $4 million in the North American consumer products segment for related severance and business exit costs, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. The fair value of the impaired assets was determined using the present value of expected future cash flows. This impairment charge was recorded in "Other losses, net" in the accompanying consolidated statements of operations.

On May 2, 2003, the Governor of Maine announced an economic support plan that enabled us to restart one of our closed tissue machines along with eight converting lines and retain related manufacturing and support personnel. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 was reversed.

Fort James and Other

In connection with the acquisition of Fort James, we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been or will be closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. During 2003, 2002 and 2001, approximately 940 employees were terminated and approximately $74 million of the reserve was used to pay termination benefits. The remaining employee terminations and Camas closing activities (primarily demolition activities) are expected to be completed by the fourth quarter of 2004 due to timing of receipt of the requisite permits. The leases and contracts at the administrative facilities expire through 2012. The following table provides a rollforward of these reserves from January 3, 2004 through October 2, 2004:

Type of Cost (In millions)	Liability Balance at January 3, 2004	Use	Liability Balance at October 2, 2004

Employee termination Facility closing costs	$ 4 30	$ -- (10)	$ 4 20

Total	$ 34	$ (10)	$ 24

7.

INVENTORY VALUATION. Inventories include costs of materials, labor, and plant overhead. We use the dollar value method for computing LIFO inventories. The major components of inventories were as follows:

(In millions)	October 2, 2004	January 3, 2004

Raw materials Finished goods Supplies LIFO reserve	$ 638 778 503 (126)	$ 625 832 489 (98)

Total inventories	$ 1,793	$ 1,848

8.

GOODWILL AND INTANGIBLE ASSETS. Effective December 30, 2001, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units are: structural panels, lumber, industrial wood products, gypsum, chemical, packaging, pulp, paper, North American towel and tissue, Dixie, and international consumer products.

On May 7, 2004, we sold our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad to Koch. The goodwill associated with the pulp mill and the railroad was $169 million and $3 million, respectively, at January 3, 2004, and was included in net assets held for sale effective February 26, 2004 (the date of the definitive agreement)

The changes in the carrying amount of goodwill for the first nine months of 2004 are as follows:

(In millions)	North America Consumer Products	International Consumer Products	Packaging	Building Products Manufacturing	Consolidated

Balance as of January 3, 2004 Goodwill acquired during the year Reclassifications Foreign currency translation	$ 5,831 -- 2 --	$ 987 -- -- (9)	$ 630 1 -- --	$ 36 -- -- --	$ 7,484 1 2 (9)

Balance as of October 2, 2004	$ 5,833	$ 978	$ 631	$ 36	$ 7,478

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of October 2, 2004		As of January 3, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks Patents and other	$ 680 137	$ 58 70	$ 677 132	$ 40 53

Total	$ 817	$ 128	$ 809	$ 93

	Aggregate Amortization Expense: First nine months of 2004 Estimated Amortization Expense: For fiscal year 2004 For fiscal year 2005 For fiscal year 2006 For fiscal year 2007 For fiscal year 2008	$ 24 ===== $ 29 29 20 20 20

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

The following table describes changes to our asset retirement obligation liability:

First Nine Months
	(In millions)	2004	2003

	Asset retirement obligation at the beginning of the year Net transition adjustments Accretion expense Revisions in estimated cash flow Payments Write-offs	$ 49 -- 3 (1) (1) (1)	$ 67 (21) 3 -- (1) --

	Asset retirement obligation at the end of the third quarter	$ 49	$ 48

The asset retirement obligation liability balances were as follows:

	(In millions)	October 2, 2004	January 3, 2004

	Amounts of liability for asset retirement obligations at beginning of period Amounts of liability for asset retirement obligations at end of period	$ 49 $ 49	$ 46 $ 49

10.

DEBT. Our debt decreased by $1,736 million to $8,912 million at October 2, 2004 from $10,648 million at January 3, 2004. This decrease includes the effect of changes in foreign currency exchange rates of $15 million during this time period. For the nine months ended October 2, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%.

As of October 2, 2004, we had $386 million outstanding under our $700 million accounts receivable secured borrowing program. G-P Receivables, Inc. ("G-P Receivables") is our wholly owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to the various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as "Receivables" and "Secured borrowings and other short-term notes," respectively, in the accompanying balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. We repurchased the receivable interest sold into the program related to the building products distribution segment and the non-integrated pulp business upon their divestiture. Those receivables were transferred to the purchasers of those businesses pursuant to the divestitures described in Note 5. The amount of those repurchases was $416 million and $12 million, respectively.

On September 21, 2004, we elected to call $250 million of our 8.25% debentures due March 1, 2023 and $250 million of our 8.125% debentures due June 15, 2023. These debentures will be redeemed on or about October 28, 2004 using funds available under our existing credit facilities. We have classified the related debt as "Current portion of long-term debt" on the accompanying balance sheets as of October 2, 2004. In the fourth quarter of 2004, we expect to record a pretax charge of $22 million for call premiums and to write off deferred debt issuance costs.

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

On December 11, 2003, we completed a private placement of $500 million of 8% senior notes, due in 2024. Net proceeds from the private placement were used to pay down a portion of our five-year credit facility that would have matured in November 2005, described above. On July 1, 2004, we completed an offer to exchange these notes for new notes with substantially identical terms that are registered under the Securities Act. We paid approximately $7 million in fees and expenses associated with these transactions. The fees are being amortized over the term of the senior notes.

On March 1, 2004, we redeemed $243 million of our 9.875% debentures due November 1, 2021. On March 31, 2004, we also redeemed $250 million of our 9.625% debentures due March 15, 2022. In connection with these transactions we recorded a pre-tax charge of $26 million for call premiums and to write off deferred debt issuance costs during the first quarter of 2004. This charge for the early extinguishment of debt was included in "Other losses, net" in the accompanying statements of operations.

On April 20, 2004, we redeemed $250 million of our 9.5% debentures due May 15, 2022. On May 6, 2004, we also redeemed $240 million of our 9.125% debentures due July 1, 2022. In connection with these transactions, we recorded a pre-tax charge of $24 million for call premiums and to write off deferred debt issuance costs during the second quarter of 2004. This charge for the early extinguishment of debt was included in "Other losses, net" in the accompanying statements of operations.

On April 2, 2004, we borrowed a total of $400 million of 2.6% short-term notes which were repaid on May 7, 2004. Net proceeds from this borrowing were used to pay down a portion of our five-year credit facility that would have matured in November 2005, described above.

In connection with the sale of our non-integrated pulp mills and short-line railroad to Koch on May 7, 2004 (see Note 5), Koch assumed $73 million of indebtedness. In addition, we defeased an outstanding $24 million tax-exempt bond on April 30, 2004 in order to transfer certain assets to Koch.

On July 14, 2004, Moody's Investors Service ("Moody's") upgraded our liquidity rating from SGL-3 (adequate) to SGL-2 (good). Moody's indicated that the upgrade was in response to our Senior Credit Facility that we entered into on July 2, 2004. On May 4, 2004, Standard & Poor's Ratings Services revised its outlook on our long-term debt to 'stable' from 'negative' and affirmed its rating of BB+. Standard & Poor's Ratings Services indicated that the ratings actions reflect our improving financial profile and much better liquidity. On April 28, 2004, Fitch Ratings increased our senior unsecured long-term debt ratings to BB+ from BB and changed our rating outlook to 'stable'. Fitch Ratings indicated that this upgrade is primarily due to debt reductions resulting from expected asset sales as well as increased cash flows from operations. Additionally, on April 14, 2004, Moody's revised the outlook for our Senior Implied Ba2 debt rating to 'stable' from 'negative' citing our plans to reduce debt with proceeds from our expected asset sales.

At October 2, 2004, we had $630 million outstanding under our new Senior Credit Facility at a weighted-average interest rate of 3.1% with a maturity date of July 2, 2009. In addition, $559 million of borrowing capacity under this facility was committed to support outstanding letters of credit and similar instruments. Amounts outstanding under this facility are included in "Long-term debt, excluding current portion" in the accompanying consolidated balance sheets.

		The amounts outstanding under our Senior Credit Facility include the following:

(In millions)		October 2, 2004

Commitments: Revolving Loans Term Loans		$ 2,000 500

Credit facilities available		2,500

Amounts Outstanding: Letters of Credit Agreements* Senior Credit Facility due July 2009, average rate of 3.0% Term Loans due July 2009, average rate of 3.1%		(559) (130) (500)

Total credit balance outstanding		(1,189)

Total credit available		$ 1,311

*	The Letters of Credit Agreements only include Standby Letters of Credit supported by the Senior Credit Facility.

Covenants in the Senior Credit Facility require a maximum leverage ratio (as defined) of 67.50% for each remaining fiscal quarter during 2004 and 65.00% thereafter, a minimum interest coverage ratio (as defined) of 2.50 to 1.00 in any quarter hereafter, and a minimum net worth (as defined) that is not less than the sum of 80% of consolidated net worth (as defined) as of the end of our fiscal year 2003 and an amount equal to 50% of consolidated net income (as defined) earned in each fiscal quarter commencing on January 4, 2004. Minimum net worth calculations follow:

	(In millions)	October 2, 2004

	Adjusted Net Worth:
	Net worth	$ 6,031
	Accumulated other comprehensive income	(141)
	Goodwill impairments	--

	Adjusted Net Worth	5,890

	Required Net Worth:
	80% of Net Worth as of January 3, 2004	4,216
	50% of Net Income beginning first quarter 2004*	304

	Required Net Worth	4,520

	Adjusted Net Worth surplus	$ 1,370

	*	Does not include quarters with net losses.

Our borrowing arrangements contain a number of financial and non-financial covenants, which restrict our activities. We were in compliance with these debt covenants as of October 2, 2004, with a leverage ratio of 60.21%, an interest coverage ratio of 3.73 to 1.00, and an adjusted net worth surplus (as defined) as shown above. In addition, certain agreements contain cross-default provisions. Our continued compliance with these restrictive covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

Approximately $62 million of our revenue bonds are supported by letters of credit that expire within one year. We have the ability and intent to refinance these revenue bonds on a long-term basis. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

At October 2, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by these agreements when the market interest rate falls within this range. For the nine months ended October 2, 2004, these agreements reduced interest expense by less than $2 million. The agreements had a weighted-average maturity of approximately one year at October 2, 2004.

The estimated fair value of our interest rate exchange agreements at October 2, 2004 was a $2 million asset. The asset balance represents the estimated amount we would have received if these agreements were terminated on October 2, 2004. The fair value at October 2, 2004 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

At October 2, 2004 we had $1,160 million of floating rate debt outstanding, which represented approximately 13% of our total debt balance.

We currently have $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the SEC in 2000.

11.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. During the third quarter of 2004, we entered into commodity swap agreements under our company-wide natural gas hedging program to reduce the risk inherent in fluctuating natural gas prices. These swap agreements are considered cash flow hedges of our natural gas purchases and differences paid and received under the swap agreements are recognized as adjustments to gas costs. These hedges are considered to be highly effective in offsetting the cash flows of our natural gas costs and therefore the changes in fair value are recorded in accumulated other comprehensive income. With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income.

At October 2, 2004, these contracts had a notional quantity 2.9 million MMBtus of natural gas and the fair market value of such contracts was an asset of $4 million. As of October 2, 2004, $4 million of deferred gains on these hedges included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 4 months.

12.	RETIREMENT PLANS

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

Net periodic pension cost for our pension plans during the third quarters and first nine months of 2004 and 2003 included the following components:

	Third Quarter		First Nine Months
(In millions)	2004	2003	2004	2003

Service cost of benefits earned
Interest cost on projected benefit obligation
Expected return on plan assets
Amortization of losses
Amortization of prior service cost
Settlement and curtailment losses
Contributions to multiemployer pension plans

	$ 34 62 (70) 9 3 -- 2	$ 34 62 (60) 12 6 12 2	$ 108 188 (214) 26 11 13 7	$ 103 185 (181) 36 18 12 7

Net periodic pension cost	$ 40	$ 68	$ 139	$ 180

The net periodic pension cost above includes approximately $1 million for the third quarter of 2003 and $1 million and $3 million for the first nine months of 2004 and 2003, respectively, reported as discontinued operations.

Through October 2, 2004, we recognized $139 million of pension expense. We anticipate recording an additional $41 million of pension expense in the remainder of 2004 for a total of $180 million, which includes settlement and curtailment losses of $13 million related to the second-quarter 2004 sales of our building products distribution segment and our non-integrated pulp mills. The $8 million reduction in expected expense for the year from the amount expected at the end of the second quarter is primarily related to anticipated settlement losses that were not incurred.

Through October 2, 2004, we made pension contributions of $182 million. We presently anticipate contributing an additional $26 million to fund our pension plans in the remainder of 2004 for a total of $208 million for 2004.

Health Care and Life Insurance Benefits

The majority of our retiree medical plans provide prescription drug benefits that will be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"), signed into law in December 2003. In accordance with FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have included the effects of the Act on our medical plans retroactively beginning in the second quarter of 2004. The reduction in our accumulated postretirement benefit obligation attributed to past service is approximately $67 million. The impact of the subsidy on net periodic postretirement benefit cost is a reduction in the interest cost on the accumulated postretirement benefit obligation and the elimination of our requirement to amortize unrecognized gains or losses. The reduction in interest cost for the third quarter and first nine months of 2004 was approximately $1 million and $2 million, respectively. The required amortization for the third quarter and first nine months of 2004 would have been approximately $1 million and $2 million, respectively.

Net periodic postretirement benefit cost during the third quarters and first nine months of 2004 and 2003 included the following components:

	Third Quarter		First Nine Months
(In millions)	2004	2003	2004	2003

Service cost of benefits earned Interest cost on accumulated postretirement benefit obligation Amortization of prior service credit Amortization of unrecognized loss	$ 1 9 (4) -	$ 1 9 (4) -	$ 3 28 (13) 1	$ 4 31 (9) -

Net periodic postretirement benefit cost	$ 6	$ 6	$ 19	$ 26

Through October 2, 2004, we made contributions of $64 million for the payment of benefits. We presently anticipate contributing an additional $16 million for the payment of benefits from our retiree medical plans in the remainder of 2004 for a total of $80 million for 2004.

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

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 173 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party ("PRP") under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. Of the known sites in which we are involved, we estimate that approximately 43% are being investigated, approximately 21% are being remediated and approximately 36% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $130 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, assumptions least favorable to us among the range of reasonably possible outcomes were used. In estimating both our current reserve for environmental remediation and the possible range of additional costs, we have not assumed we will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in our environmental liability account for the last three fiscal years and first nine months of 2004 and 2003.

In millions	First Nine Months		Fiscal Year Ended
	2004	2003	2003	2002	2001

Beginning balance
Expense (income) included in earnings:
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

We have spent approximately $34.7 million on the Kalamazoo River Superfund Site through October 2, 2004 broken down as follows:

Site	(in millions)
River	$ 20.2
King Highway	9.4
A Site	2.1
Willow Blvd.	3.0
$ 34.7

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

Six other companies have been identified by the governments as PRPs. Under an interim allocation agreement, we were paying 30% of costs incurred by the PRPs in analyzing and responding to all of the governmental documents which preceded the issuance of the ROD. With the issuance of the ROD, we do not anticipate that the PRPs will be engaged in any further formal remedial investigation work as a group.

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

We have spent approximately $38 million from 1995 to October 2, 2004 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an Administrative Order on Consent ("AOC") to prepare the remedial design for OUs 3, 4 and 5. We are presently developing a work plan for the design effort and conducted pre-design sampling in OUs 3, 4 and 5 in the summer of 2004.

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

We completed an RI/FS and identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. It is anticipated these costs will be paid out over the next 5 to 10 years. We have completed interim remedial action and habitat restoration of a portion of the site. Environmental monitoring of this portion of the site is ongoing. The reserve for the Whatcom Waterway site is based on the assumptions that the $23 million proposed remedy involving limited dredging and capping will be selected by the State of Washington as the final remedy and that the cost of the remedy will be shared among a small group of PLPs. We have spent approximately $4 million through October 2, 2004 on the Whatcom Waterway site, all of which was charged to earnings.

In June of 2004, we signed a letter of intent with the Bellingham Port Authority (the "Port") to sell our Bellingham facilities to the Port and lease back certain of those facilities. The Port will assume most of our environmental liabilities associated with the facility and Whatcom Waterway. Assuming the parties reach a formal agreement for this transaction, closing could occur in the fourth quarter of 2004.

OTHER

The United States EPA issued a "Finding of Violation" ("FOV") to the Company on December 4, 2003, alleging violations of certain air regulations at one of our Green Bay, Wisconsin paper mills.  The FOV alleged two types of violation, one concerning a coal-fired boiler at the plant and the other concerning certain industrial refrigeration equipment.  EPA has recently informed the Company of its initial penalty calculation of $231,000 to settle the refrigerant issues.  The Company is continuing its negotiations with EPA and believes it will settle those issues for less than the EPA-calculated amount.

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

The following table presents information about the approximate number of our asbestos claims during the past three fiscal years and the first nine months of each of 2004 and 2003:

	First Nine Months		Fiscal Year Ended
	2004	2003	2003	2002	2001
Claims Filed [1]	22,800	34,100	39,000	41,700	39,700
Claims Resolved [2]	27,300	35,900	43,500	35,100	30,900
Claims Unresolved at End of Period	59,800	67,000	64,300	68,800	62,200

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

In addition, Fort James Corporation, one of our wholly-owned subsidiaries, currently is defending approximately 771 asbestos premises liability claims.

Asbestos Liabilities

From the commencement of this litigation through October 2, 2004, we either had settled, had dismissed or were in the process of settling a total of approximately 340,500 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $775 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

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

During 2003 we observed a number of developments involving our asbestos litigation, including the following:

●

The total number of new claims filed in 2003 was slightly below 2002 levels; the rate of such filings peaked in the third quarter and then declined sharply in the third and fourth quarters. The peak in the third quarter was due primarily to the passage of tort reform legislation in Mississippi, which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiff's lawyers seeking to ensure their claims would be governed by the law in effect prior to passage of tort reform.

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

Given these assumptions and the uncertainties involved in each of them, our actual asbestos liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Navigant Consulting projections, and all of such assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by such projections, may or may not affect the validity of the overall projections. With the assistance of our outside advisors, we are monitoring our accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and will make adjustments to such accruals as required by generally accepted accounting principles.

Summary of Accruals

In the fourth quarter of 2003 we recorded a net pre-tax charge to earnings of $16 million, which when added to our existing reserves are estimated to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2013, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers, including the monetization of a part of such receivables in 2003 as described above, and other changes to our expected insurance receivables, for the last three fiscal years and first nine months of each of 2004 and 2003 (dollars in millions):

	First Nine Months		Fiscal Year End
	2004	2003	2003	2002	2001

Asbestos Liabilities Beginning Balance Accruals Payments	$ 1,027 -- (145)	$ 1,162 -- (134)	$ 1,162 54 (189)	$ 836 507 (181)	$ 136 784 (84)

Ending Balance	$ 882	$ 1,028	$ 1,027	$ 1,162	$ 836

Insurance Receivable Beginning Balance Accruals Receipts	$ 576 -- (26)	$ 670 118 (77)	$ 670 156 (250)	$ 527 192 (49)	$ 172 421 (66)

Ending Balance	$ 550	$ 711	$ 576	$ 670	$ 527

The amounts accrued for asbestos liabilities are recorded under "Other current liabilities" and "Other long-term liabilities," and the amounts accrued for insurance receivables are reflected under "Other current assets" and "Other assets," in the accompanying consolidated balance sheets.

During the first nine months of 2004 the number of new asbestos claims filed against us decreased 33% compared to the first nine months of 2003. Our payments to settle pending asbestos cases were approximately equal to our projections for the period and equal to the amount paid in the first nine months of 2003. However, we are spending significantly more money to defend these cases than we had projected, and we expect defense costs will remain at their current level for an unknown period of time. Defense costs have increased as we have undertaken more discovery with regard to the medical condition and allegations of causation of plaintiffs. Additionally, we have taken more cases to trial. With the assistance of our outside advisors, we are monitoring the amount of future defense costs we expect to incur, and the potential impact of such costs on our settlement projections and the asbestos reserves.

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

OTHER LITIGATION

In 2003, we settled a class action antitrust lawsuit filed against us and other manufacturers of containerboard. However, a significant number of plaintiffs opted out of the class and brought suit against the same defendants, making substantially the same allegations. During the first nine months of 2004, we recorded a pre-tax charge of $11 million for the settlement of these lawsuits. We have resolved all of these opt out cases.

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

In March 2001, CP and CV filed for bankruptcy. Various creditors have alleged that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of these assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit in Federal District Court in San Francisco against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Early in July 2004 that court in San Francisco dismissed a number of these claims, and continued proceedings with respect to two remaining claims. The court had earlier lifted an injunction imposed by the Federal Bankruptcy Court in Oakland which prevented us from preceding with an action we filed in Delaware that asserts that a 1998 agreement released all claims by CV and CP against Fort James. CV and CP have appealed these rulings. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously.

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

We are a 50% partner in a joint venture ("GA-MET") with Metropolitan Life Insurance Company ("Metropolitan"). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. At October 2, 2004, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $123 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

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

31

14.

CONDENSED CONSOLIDATING INFORMATION Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed our $500 million and $1.5 billion senior notes offerings (see Note 10), which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company, a subsidiary of Fort James, guarantees the $500 million senior notes and the securities issued by Fort James. Similarly, certain of our domestic subsidiaries guarantee our Senior Credit Facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

Included in Other Non-Guarantor Subsidiaries is our wholly owned subsidiary G-P Receivables, a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables bought these receivables at a significant discount during the first nine months of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $581 million, and the Corporation, Fort James Guarantor Subsidiary, and Other Non-Guarantor Subsidiaries recognizing a corresponding charge to general and administrative expense of $522 million, $5 million and $53 million, respectively. Prior to December 2003, G-P Receivables purchased the receivables at face value; accordingly, no such income or loss was recognized in the nine months of 2003. At the end of the second quarter of 2004, the transfer agreement between G-P Receivables and our participating domestic subsidiaries was amended whereby the discount factor has been substantially reduced for all future purchases beginning with the third quarter. As a result, the credit to general and administrative expenses to be recognized by G-P Receivables will continue to be significantly less in subsequent periods.

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

CONSOLIDATING STATEMENTS OF INCOME THIRD QUARTER 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,396	$ --	$ 1,206	$ 537	$ 1,183	$ (581)	$ 4,741

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	1,908 79 101 141 111 (210)	-- -- -- -- 4 (106)	833 108 61 41 91 5	399 47 33 26 (61) 1	952 23 36 4 22 3	(581) -- -- -- -- 299	3,511 257 231 212 167 (8)

Total costs and expenses	2,130	(102)	1,139	445	1,040	(282)	4,370

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	266 29	102 (2)	67 25	92 28	143 52	(299) --	371 132

Income (loss) from continuing operations Income (loss) from discontinued operations, net of taxes	237 3	104 --	42 --	64 --	91 (2)	(299) --	239 1

Net income (loss)	$ 240	$ 104	$ 42	$ 64	$ 89	$ (299)	$ 240

CONSOLIDATING STATEMENTS OF INCOME THIRD QUARTER 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 2,944	$ -	$ 1,186	$ 512	$ 1,079	$ (596)	$ 5,125

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other losses (income), including equity income in affiliates	2,453 140 113 124 127 (246)	- - - - 5 (100)	818 115 61 36 104 -	367 43 30 39 (59) (1)	924 28 38 12 23 16	(596) - - - - 230	3,966 326 242 211 200 (101)

Total costs and expenses	2,711	(95)	1,134	419	1,041	(366)	4,844

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	233 32	95 (2)	52 19	93 26	38 22	(230) --	281 97

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	201 (9)	97 --	33 --	67 --	16 17	(230) --	184 8

Net (loss) income	$ 192	$ 97	$ 33	$ 67	$ 33	$ (230)	$ 192

CONSOLIDATING STATEMENTS OF INCOME FIRST NINE MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 8,284	$ --	$ 3,556	$ 1,667	$ 3,412	$ (1,768)	$ 15,151

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	6,606 344 317 932 354 (801)	21 (289)	2,521 349 185 125 283 7	1,198 144 100 83 (184) (25)	2,812 82 109 (484) 68 6	(1,768) -- -- -- -- 1,093	11,369 919 711 656 542 (9)

Total costs and expenses	7,752	(268)	3,470	1,316	2,593	(675)	14,188

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	532 (85)	268 (8)	86 33	351 115	819 297	(1,093) --	963 352

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	617 (10)	276 --	53 --	236 --	522 6	(1,093) --	611 (4)

Net (loss) income	$ 607	$ 276	$ 53	$ 236	$ 528	$ (1,093)	$ 607

CONSOLIDATING STATEMENTS OF INCOME FIRST NINE MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$ 7,961	$ -	$ 3,609	$ 1,546	$ 3,119	$ (1,789)	$ 14,446

Costs and expenses Cost of sales Selling and distribution Depreciation, amortization and accretion General and administrative Interest, net Other (income) losses, including equity income in affiliates	6,835 385 339 339 386 (484)	- - - - 14 (235)	2,561 349 189 113 317 75	1,101 135 86 116 (179) (1)	2,626 83 114 41 68 18	(1,789) - - - - 588	11,334 952 728 609 606 (39)

Total costs and expenses	7,800	(221)	3,604	1,258	2,950	(1,201)	14,190

(Loss) income from continuing operations before income taxes (Benefit) provision for income taxes	161 (82)	221 (5)	5 2	288 78	169 76	(588) -	256 69

Income (loss) from continuing operations (Loss) income from discontinued operations, net of taxes	243 (23)	226 --	3 --	210 --	93 31	(588) --	187 8

Income (loss) before accounting change Cumulative effect of accounting change, net of taxes	220 3	226 2	3 22	210 -	124 1	(588) -	195 28

Net (loss) income	$ 223	$ 228	$ 25	$ 210	$ 125	$ (588)	$ 223

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST NINE MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$ (39)	$ 26	$ 299	$ 367	$ 286	$ --	$ 939

Cash flows from investing activities: Property, plant and equipment investments Acquisitions Net proceeds from sales of assets Other	(203) (20) 1,046 (3)	-- -- -- (13)	(134) (3) 3 13	(51) -- 71 7	(60) -- 296 (18)	-- -- -- --	(448) (23) 1,416 (14)

Cash provided by (used for) investing activities	820	(13)	(121)	27	218	--	931

Cash flows from financing
  activities:
    Net decrease in debt
    Net change in intercompany
      payable/invested equity
    Fees paid to issue debt
    Fees paid to retire debt
    Proceeds from option plan
      exercises
    Cash dividends paid

	(719) 28 (14) (35) 53 (97)	(672) 659 -- -- -- --	(18) (161) -- -- -- --	(28) (251) -- -- -- --	(232) (275) -- -- -- --	-- -- -- -- -- --	(1,669) -- (14) (35) 53 (97)

Cash used for financing activities	(784)	(13)	(179)	(279)	(507)	--	(1,762)

(Decrease) increase in cash Balance at beginning of period	(3) 1	-- --	(1) 1	115 25	(3) 24	-- --	108 51

Balance at end of period	$ (2)	$ --	$ --	$ 140	$ (21)	$ --	$ 159

CONSOLIDATING STATEMENTS OF CASH FLOWS FIRST NINE MONTHS 2003

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$ 522	$ 5	$ 152	$ 428	$ 75	$ -	$ 1,182

Cash flows from investing activities: Property, plant and equipment investments Acquisitions Net proceeds from sales of assets Other	(169) (2) 21 (14)	- - - -	(203) - 2 -	(35) - 4 -	(73) - - -	- - - -	(480) (2) 27 (14)

Cash (used for) provide by investing activities	(164)	-	(201)	(31)	(73)	-	(469)

Cash flows from financing activities: Net (decrease) increase in debt Net change in intercompany payable/invested equity Fees paid to issue debt Proceeds from option plan exercises Cash dividends paid	(674) 451 (47) 4 (94)	18 (23) - - -	(21) 71 - - -	(19) (308) - - -	194 (191) (1) - -	- - - - -	(502) - (48) 4 (94)

Cash provided by (used for) financing activities	(360)	(5)	50	(327)	2	-	(640)

(Decrease) increase in cash Balance at beginning of period	(2) 3	- -	1 -	70 18	4 21	- -	73 42

Balance at end of period	$ 1	$ -	$ 1	$ 88	$ 25	$ -	$ 115

CONSOLIDATING BALANCE SHEETS AS OF OCTOBER 2, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Other current assets	$ (2) 19 553 178 590 230	$ -- -- -- -- 30 --	$ -- -- 626 (39) -- 29	$ 140 535 285 16 21 54	$ 21 1,344 329 (30) 93 73	$ -- -- -- -- (734) (24)	$ 159 1,898 1,793 125 -- 362

Total current assets	1,568	30	616	1,051	1,830	(758)	4,337

Total property, plant and equipment, net	2,645	--	3,089	1,160	1,391	--	8,285

Goodwill, net	491	--	5,827	984	176	--	7,478

Intercompany note receivable	2,350	1,964	--	3,786	236	(8,336)	--

Other assets	10,877	9,320	478	292	860	(18,922)	2,905

Total assets	$ 17,931	$ 11,314	$ 10,010	$ 7,273	$ 4,493	$ (28,016)	$ 23,005

CONSOLIDATING BALANCE SHEETS (continued)
AS OF OCTOBER 2, 2004
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Other current liabilities	$ 524 589 93 866	$ 16 -- 262 6	$ 7 195 35 178	$ 12 484 -- 206	$ 385 239 344 143	$ -- (1) (734) (24)	$ 944 1,506 -- 1,375

Total current liabilities	2,072	284	415	702	1,111	(759)	3,825

Long-term debt, excluding current portion	7,132	417	248	63	108	--	7,968

Other long-term liabilities	2,027	--	570	154	879	(96)	3,534

Deferred income tax liabilities	433	--	681	46	487	--	1,647

Intercompany note payable	236	928	5,007	77	2,090	(8,338)	--

Shareholders'/invested equity	6,031	9,685	3,089	6,231	(182)	(18,823)	6,031

Total liabilities and shareholders' equity	$ 17,931	$ 11,314	$ 10,010	$ 7,273	$ 4,493	$(28,016)	$ 23,005

CONSOLIDATING BALANCE SHEETS AS OF JANUARY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS Current assets Cash and equivalents Receivables, less allowances Inventories Deferred income tax assets Intercompany interest receivable Assets held for sale Other current assets	$ -- (16) 618 174 488 290 148	$ -- -- -- -- 8 -- --	$ 1 -- 629 (39) -- -- 12	$ 25 541 285 16 7 -- 64	$ 25 1,017 316 (34) 91 449 126	$ -- -- -- -- (594) -- (49)	$ 51 1,542 1,848 117 -- 739 301

Total current assets	1,702	8	603	938	1,990	(643)	4,598

Total property, plant and equipment, net	2,663	--	3,226	1,215	1,477	1	8,582

Goodwill, net	491	--	5,824	994	176	(1)	7,484

Intercompany note receivable	2,289	1,964	(1)	3,772	204	(8,228)	--

Assets held for sale	218	--	--	45	494	--	757

Other assets	10,883	9,531	496	342	848	(19,116)	2,984

Total assets	$ 18,246	$ 11,503	$ 10,148	$ 7,306	$ 5,189	$ (27,987)	$ 24,405

CONSOLIDATING BALANCE SHEETS (continued) AS OF JANUARY 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities Short-term debt Accounts payable Intercompany interest payable Liabilities held for sale Other current liabilities	$ 47 511 91 128 891	$ 714 -- 212 -- 24	$ 7 181 8 -- 172	$ 13 505 1 -- 146	$ 698 208 282 61 167	$ (1) -- (594) -- (50)	$ 1,478 1,405 -- 189 1,350

Total current liabilities	1,668	950	368	665	1,416	(645)	4,422

Long-term debt, excluding current portion	8,225	404	254	91	100	--	9,074

Other long-term liabilities	2,266	--	587	179	834	(40)	3,826

Deferred income tax liabilities	388	(27)	655	42	425	--	1,483

Liabilities held for sale	101	--	--	--	165	(60)	206

Intercompany note payable	204	928	5,006	77	2,014	(8,229)	--

Shareholders'/invested equity	5,394	9,248	3,278	6,252	235	(19,013)	5,394

Total liabilities and shareholders' equity	$ 18,246	$ 11,503	$ 10,148	$ 7,306	$ 5,189	$ (27,987)	$ 24,405

41

15.

OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing, and building products distribution. The following represents selected operating data for each reportable segment for the three and nine months ended September 2004 and 2003.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries
(Dollar amounts in millions)	Third Quarter 2004		Third Quarter 2003

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products	$ 1,439	30%	$ 1,369	27%
International consumer products	498	11	474	9
Packaging	755	16	657	13
Bleached pulp and paper	419	9	389	8
Building products manufacturing	1,628	34	1,050	20
Building products distribution	--	--	1,185	23
Other	2	--	1	-

Total net sales to unaffiliated customers	$ 4,741	100%	$ 5,125	100%

INTERSEGMENT SALES
North America consumer products	$ (1)		$ --
International consumer products	--		--
Packaging	27		30
Bleached pulp and paper	165		125
Building products manufacturing	180		529
Building products distribution	--		2
Other[1]	(371)		(686)

Total intersegment sales	$ --		$ --

TOTAL NET SALES
North America consumer products	$ 1,438	30%	$ 1,369	27%
International consumer products	498	11	474	9
Packaging	782	16	687	13
Bleached pulp and paper	584	12	514	10
Building products manufacturing	1,808	38	1,579	31
Building products distribution	--	--	1,187	23
Other[1]	(369)	(7)	(685)	(13)

Total net sales	$ 4,741	100%	$ 5,125	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Third Quarter 2004		Third Quarter 2003

OPERATING PROFITS (LOSSES) North America consumer products International consumer products Packaging Bleached pulp and paper[2] Building products manufacturing Building products distribution Other[3]	$ 206 39 100 20 282 13 (122)	38% 7 19 4 52 3 (23)	$ 164 41 77 4 156 52 (13)	34% 9 16 1 32 11 (3)

Total operating profits Interest expense	538 (167)	100% ===	481 (200)	100% ===

Income from continuing operations before income taxes Provision for income taxes	371 (132)		281 (97)

Income from continuing operations Income from discontinued operations, net of taxes	239 1		184 8

Net income	$ 240		$ 192

[2]	Amount in 2004 and 2003 includes an operating loss of $4 million and $7 million, respectively, from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Nine Months 2004		First Nine Months 2003

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other	$ 4,207 1,549 2,119 1,206 4,181 1,883 6	28% 10 14 8 28 12 -	$ 4,029 1,444 1,987 1,121 2,776 3,087 2	28% 10 14 8 19 21 -

Total net sales to unaffiliated customers	$ 15,151	100%	$ 14,446	100%

INTERSEGMENT SALES North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ -- -- 79 461 1,161 3 (1,704)		$ 2 -- 87 409 1,475 6 (1,979)

Total intersegment sales	$ --		$ --

TOTAL NET SALES North America consumer products International consumer products Packaging Bleached pulp and paper Building products manufacturing Building products distribution Other[1]	$ 4,207 1,549 2,198 1,667 5,342 1,886 (1,698)	28% 10 15 11 35 12 (11)	$ 4,031 1,444 2,074 1,530 4,251 3,093 (1,977)	28% 10 14 11 29 21 (13)

Total net sales	$ 15,151	100%	$ 14,446	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited) Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Nine Months 2004		First Nine Months 2003

OPERATING PROFITS (LOSSES) North America consumer products International consumer products Packaging Bleached pulp and paper[2] Building products manufacturing Building products distribution Other[3]	$ 476 135 227 27 911 111 (382)	32% 9 15 2 60 7 (25)	$ 434 123 236 (40) 178 76 (145)	50% 14 27 (4) 21 9 (17)

Total operating profits Interest expense	1,505 (542)	100% ===	862 (606)	100% ===

Income from continuing operations before income taxes (Provision for income taxes	963 (352)		256 (69)

Income from continuing operations (Loss) income from discontinued operations, net of taxes	611 (4)		187 8

Income before accounting changes Cumulative effect of accounting changes, net of taxes	607 --		195 28

Net income	$ 607		$ 223

[2]	Amount in 2004 and 2003 includes an operating loss of $17 million and $20 million, respectively, from our 40% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Industry conditions have improved over the past five quarters. In particular, our building products manufacturing and distribution businesses experienced significantly improved market conditions in the second half of 2003, driven by very strong demand for building materials and low industry inventories. This positive momentum continued through the first nine months of 2004. However, plywood and oriented-strand board ("OSB") prices fell sharply in October to their lowest levels of the year. During 2004, particularly in the second half of the year, market conditions improved for our consumer products businesses in North America, as well as our bleached pulp and paper, and packaging businesses, driven by improving economic and employment conditions in the U.S. Market conditions in Europe have remained sluggish during 2004, as we continued to experience declining prices in local currencies with flat sales volumes.

Our strategic initiative to move away from the commodity end of our product spectrum toward more consumer products and value-added services is intended to mitigate, to some extent, the impact of commodity cycles on our business and increase our profit margins. Over the past four years, we have introduced a number of new and improved specialty products with qualities that are designed to differentiate them from industry commodities, provide additional value to customers and consumers, and sell at a premium. We have also focused on developing supply chain solutions, which reduce the costs of warehousing, transportation, handling and waste, and are able to share these savings with our customers.

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

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that generally no more than $500 million matures in any one year and if it does then the sum of the maturities of any two consecutive years does not significantly exceed $1 billion. Our current maturities are in substantial compliance with these guidelines. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Currently we have approximately 87% of our aggregate debt at fixed rates. The previously announced redemption of $500 million in fixed-rate debentures on October 28, 2004 will be funded by additional borrowings under our existing credit facilities, which have variable interest rates. Additionally, we are planning to enter into interest rate swaps to convert fixed-rate debt of approximately $500 million to variable rate debt. These two transactions will reduce the percentage of our fixed-rate debt to approximately 75% of our aggregate debt.

Short-term debt is used in modest proportions and generally for seasonal working capital variations and/or financing some of our accounts receivable. We utilize bank credits for temporary short- and/or intermediate-term financing usually bridging known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing or unexpected needs. In an effort to further manage the maturities of our debt, we entered into a new $2.5 billion, five-year, Senior Credit Facility that includes a $500 million non-amortizing term loan. The Senior Credit Facility matures on July 2, 2009 and replaces a $2.25 billion, five-year credit facility that would have matured November 3, 2005. As of October 2, 2004, unused capacity under our Senior Credit Facility was $1,311 million. For further discussion of the unused capacity, see Note 10.

We are focused on reducing the amount of debt that we carry and minimizing the interest costs on that debt. During the first nine months of 2004, our total debt level has been reduced by $1.7 billion using proceeds from asset sales and operating cash flows.

In an effort to minimize the interest costs on the debt that we carry, during the first nine months of 2004 we called $243 million of our 9.875% debentures due November 1, 2021, $250 million of our 9.625% debentures due March 15, 2022, $250 million of our 9.5% debentures due May 15, 2022 and $240 million of our 9.125% debentures due July 1, 2022. We used funds available under a credit facility that would have matured November 2005 to redeem these debentures. We have also announced that we will call $250 million of our 8.125% debentures due June 15, 2023, and $250 million of our 8.25% debentures due March 1, 2023 during the fourth quarter of 2004.

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

Our actua1 2003 claims experience was in line with the underlying assumptions we used to determine our projected asbestos liability at the end of 2002. Also during the year, we completed agreements with two insurers of our asbestos liabilities which generally provide that we will be able to recover more insurance from those carriers than we had assumed when we were projecting our insurance receivables in 2002. After adjusting our estimated receivables and adding an estimate of our net costs for 2013, our total 10-year net liability at the end of 2003 was $451 million, compared with $492 million at the end of 2002. The following table details the activity in our asbestos liability and receivable balances during the first nine months of 2004:

Asbestos Liabilities	(in millions)
Beginning Balance	$1,027
Accruals	--
Payments	(145)

Ending Balance	$882

Insurance Receivable
Beginning Balance	$576
Accruals	--
Receipts	(26)

Ending Balance	$550

Net Liability	$332

During the first nine months of 2004 the number of new asbestos claims filed against us decreased 33% compared to the first nine months of 2003. Our payments to settle pending asbestos cases were approximately equal to our projections for the period and equal to the amount paid in the first nine months of 2003. However, defense costs over the past several quarters were significantly higher than projected, and are expected to remain at their current level for an unknown period of time. Defense costs have increased as we have undertaken more discovery with regard to the medical condition and allegations of causation of plaintiffs who allege malignant conditions. Additionally, we have taken more cases to trial. With the assistance of our outside advisors, we are monitoring the amount of future defense costs projected to be incurred and the potential impact of such costs on our settlement projections and the asbestos reserves.

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

In recent years federal and state legislators have considered proposals for tort reform generally, and to deal with asbestos litigation in particular. Tort reform legislation has been enacted in some states where large numbers of claims have been filed against us, but because this legislation is relatively new, we are not able to assess its effect as yet. In the U.S. Senate, the Fairness in Asbestos Injury Resolution Act was introduced in 2003, and approved by the Senate Judiciary Committee. The Act would create a national trust fund, to be funded by companies and insurers which have asbestos liability; the fund would pay claims of asbestos victims and generally end litigation alleging personal injury caused by asbestos in federal and state courts. There have been further negotiations among industry, insurers, labor unions and other interested parties but no action on such legislation is expected this year.

For further information regarding our asbestos matters, see Note 13 of the Notes to Consolidated Financial Statements.

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

During the third quarter of 2004 we reported consolidated net sales of $4.7 billion, compared with net sales of $5.1 billion for the third quarter of 2003. The decrease in sales resulted from the divestiture of our building products distribution business in the second quarter of 2004. This divestiture also explains the year-over-year reduction in selling and distribution expenses.

Interest expense decreased $33 million to $167 million in the third quarter of 2004 compared with $200 million in the third quarter of 2003, principally as a result of lower debt levels that were slightly offset by higher average interest rates. Interest expense allocated to discontinued operations was $4 million in the third quarter of 2003.

Income from continuing operations before income taxes was $371 million and we reported an income tax provision of $132 million for the third quarter of 2004, compared with income from continuing operations before income taxes of $281 million and an income tax provision of $97 million for the third quarter of 2003. The effective tax rates for the third quarters of 2004 and 2003 were slightly lower than the statutory rate primarily because of lower international income tax rates.

The remaining discussion refers to the "Consolidated Selected Operating Segment Data" table (included in Note 15 to the Consolidated Financial Statements).

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $1,438 million and $206 million, respectively, for the third quarter of 2004. Third quarter 2004 operating profit included a $6 million charge for employee termination costs and asset write offs primarily related to a restructuring in our Dixie business. Third quarter 2003 net sales and operating profits were $1,369 million and $164 million, respectively.

Operating margins continued to improve in the third quarter of 2004, driven by higher selling prices for retail tissue, which more than offset the impacts from cost inflation and slightly lower volumes. In retail channels, we successfully implemented price increases across all product categories, lead by our recently re-launched Brawny® paper towels and Quilted Northern® bathroom tissue. Manufacturing and distribution costs continued to trend upward, driven by fiber, energy, resins and fuel-related costs, although these impacts were mitigated by product reconfigurations and other spending controls.

During the fourth quarter of 2004, we expect pricing conditions in our retail channels to remain strong, with further strengthening in commercial channels as we execute announced price increases. Inflationary costs pressures are expected to continue.

INTERNATIONAL CONSUMER PRODUCTS

During the third quarter of 2004, the international consumer products segment reported net sales and operating profits of $498 million and $39 million, respectively, compared with $474 million and $41 million of net sales and operating profits, respectively, in the prior year. Included in the 2004 operating profits is a $5 million charge primarily related to our Athens (Greece) converting facility closure and a fire at our facility in Russia. These comparisons were impacted by a weaker U.S. dollar relative to the Euro in the 2004 period, which benefited reported net sales by approximately $45 million and benefited reported operating profits by approximately $4 million. Excluding favorable impacts from the weaker U.S. dollar and the effect of the $5 million charge, third quarter operating profits were flat year-over-year with declines in local currency selling prices being offset by cost reduction initiatives. For the remainder of 2004, business conditions in Europe are expected to remain competitive.

PACKAGING

The packaging segment reported net sales of $782 million and operating profits of $100 million in the third quarter of 2004, compared with net sales of $687 million and operating profits of $77 million in the third quarter of 2003. Operating margins improved significantly during the third quarter of 2004 due to improved pricing for containerboard and boxes coupled with higher box shipments. These positive factors offset the impacts of higher costs for natural gas, maintenance and old corrugated containers ("OCC").

During the fourth quarter of 2004, we expect continued strong pricing for containerboard with some further price increase realization on boxes following announced price increases. Inflationary cost pressures from natural gas and secondary fiber are expected to continue.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales and operating profits of $584 million and $20 million, respectively, in the third quarter of 2004. The third quarter 2004 results include a $2 million reduction of the gain on the sale of our interests in a Brazilian pulp business. For the same period in 2003, the segment reported net sales of $514 million and operating profits of $4 million. In the third quarters 2004 and 2003, operating profits included a loss from our investment in Unisource of $4 million and $7 million, respectively. The increase in operating profits was driven by price increases for paper, bleached board and kraft coupled with improved demand for bleached board and cost reduction efforts at our mills. Reduced sales volumes in our paper and kraft businesses negatively impacted these profit improvements.

The outlook for the fourth quarter is positive, as previous price commitments to customers expire and demand remains strong, but with continued pressure from energy and fuel costs.

BUILDING PRODUCTS MANUFACTURING

During the third quarter of 2004, the building products manufacturing segment reported net sales of $1,808 million and operating profits of $282 million. In the third quarter of 2003, the segment reported net sales and operating profits of $1,579 million and $156 million, respectively. Included in the 2003 results is a charge of approximately $20 million primarily related to severance costs and asset impairments. Demand for building materials has been exceptionally strong since the third quarter of 2003, driven by a robust housing market. During July and August of 2004, housing starts and non-residential spending were 8% higher than last year.

Third quarter 2004 average selling prices for plywood, softwood lumber, particleboard, oriented strand board and gypsum increased 11%, 17%, 33%, 4% and 21%, respectively, compared with the same period last year. Sales volumes were also significantly higher for gypsum. Manufacturing costs were up year-over-year driven by wood and natural gas.

Operating profits are expected to decline sharply in the fourth quarter of 2004. Plywood and OSB prices fell dramatically during October to their lowest levels of the year. Housing starts remain at historically high levels, although new home inventories have grown approximately 20% since last year and approximately 8% since June 2004. Mortgage applications have declined approximately 26% since last year and approximately 5% over the last quarter.

BUILDING PRODUCTS DISTRIBUTION

As stated above, we sold our building products distribution segment on May 7, 2004 and therefore operating profits for the third quarter of 2004 consisted solely of a $13 million gain on the divestiture of the business as a result of the final working capital adjustment. During the third quarter of 2003, the segment reported net sales and operating profits of $1,187 million and $52 million, respectively.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales was $122 million in 2004 and $13 million in the 2003 third quarter. The third quarter 2004 loss included $24 million of stock-based compensation expenses; $13 million of compensation expenses which vary based on the company's financial performance; and $5 million of net foreign currency transaction losses associated with foreign borrowings. Included in the third quarter 2003 results are $11 million of stock-based compensation expenses and $11 million of variable compensation expenses. Also included in the 2003 results was a credit of $118 million to increase the estimated amount that we will receive from asbestos liability insurance, offset by a charge of $21 million to settle a class action lawsuit, a $13 million charge associated with our captive insurance subsidiary and a charge of $12 million for pension settlement costs.

YEAR-TO-DATE 2004 COMPARED WITH YEAR-TO-DATE 2003

During the first nine months of 2004 we reported consolidated net sales of $15.2 billion, compared with net sales of $14.4 billion for the first nine months of 2003.

Interest expense decreased $64 million to $542 million in the first nine months of 2004 compared with $606 million in the first nine months of 2003, principally as a result of lower debt levels offset somewhat by higher average interest rates. Interest expense allocated to discontinued operations was $5 million and $11 million in the first nine months of 2004 and 2003, respectively.

During the first nine months of 2004, we reported income from continuing operations before income taxes of $963 million and an income tax provision of $352 million, compared with income from continuing operations before income taxes and accounting changes of $256 million and an income tax provision of $69 million for the first nine months of 2003. The effective tax rate in 2004 was higher than the statutory rate primarily because of taxes related to the sale of our interest in a Brazilian pulp business and the sale of our non-integrated pulp mills, partially offset by lower international income tax rates. The effective tax rate in 2003 was different from the statutory rate primarily because of lower international income tax rates, utilization of state tax credits and the first quarter reversal of approximately $10 million of income tax contingency reserves no longer required in Europe.

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

NORTH AMERICA CONSUMER PRODUCTS

Net sales and operating profits for the North America consumer products segment were $4.2 billion and $476 million, respectively, for the first nine months of 2004, and $4.0 billion and $434 million, respectively, for the first nine months of 2003. Included in the 2004 results was a $27 million pre-tax charge for employee termination costs, asset impairments and asset write-offs primarily related to restructurings in the Dixie business and at the Green Bay, Wisconsin and Bellingham, Washington paper mills. Included in the 2003 operating results were pre-tax charges related to the partial shutdown of tissue-manufacturing and converting operations at our Old Town, Maine facility (see Note 6 of the Notes to Financial Statements) of $25 million for asset impairments and $9 million for severance and business exit costs. Third quarter 2003 operating results also included a pre-tax charge of $3 million related to our Norwalk office closure.

Operating margins were slightly higher for the first nine months of 2004 due primarily to higher selling prices for retail tissue and Dixie products. These pricing improvements were partially offset by higher costs for waste paper, purchased pulp, natural gas, electricity, resin and transportation. Advertising costs were also higher, driven by the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue in first quarter 2004. Case shipments were modestly higher in 2004, as market conditions were competitive in all businesses.

INTERNATIONAL CONSUMER PRODUCTS

During the first nine months of 2004, the international consumer products segment reported net sales and operating profits of $1.5 billion and $135 million, respectively, compared with $1.4 billion and $123 million of net sales and operating profits, respectively, in the prior year. Included in the 2004 results is a $5 million charge primarily related to our Athens (Greece) converting facility closure and a fire at our Russian facility, offset by a $4 million reversal of severance accruals. These comparisons were impacted by a weaker U.S. dollar relative to the Euro in the 2004 period, which benefited reported net sales by approximately $155 million and benefited reported operating profits by approximately $14 million. Excluding favorable impacts from the weaker U.S. dollar, operating profits were relatively flat year over year. Competitive market conditions in most countries caused our sales volumes to remain flat, while selling prices declined in local currencies. We experienced higher costs for purchased pulp in the first nine months of 2004, but were able to offset these negative impacts through cost reduction efforts in other areas of our business.

PACKAGING

The packaging segment reported net sales of $2.2 billion and operating profits of $227 million in the first nine months of 2004, compared with net sales of $2.1 billion and operating profits of $236 million in the first nine months of 2003. Included in the operating results of both 2004 and 2003 were gains of $18 million on the sale of some packaging assets, net of associated severance. 2004 operating profits were impacted by a 24% increase in OCC costs. Average costs for wood and natural gas were also higher in the 2004 period. These costs were largely offset by 4% higher sales volumes for containerboard and boxes.

BLEACHED PULP AND PAPER

The bleached pulp and paper segment reported net sales of $1.7 billion and operating profits of $27 million during the first nine months of 2004. For the same period in 2003, the segment reported net sales of $1.5 billion and an operating loss of $40 million. Included in the 2004 operating results is a pre-tax gain of $24 million related to sale of our interests in a Brazilian pulp business and a $17 million loss from our minority interest in Unisource. Included in the 2003 operating results is an impairment charge of $49 million related to the partial shutdown of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 6) and a $20 million loss from the company's minority interest in Unisource. Sales volumes for the first nine months of 2004 were above 2003 levels, due to a strengthening U.S. economy and a weaker U.S. dollar, which improved export conditions for the industry. In spite of these improving conditions, average selling price levels in the 2004 period were slightly lower than 2003 for paper, with a 3% decrease for bleached board and kraft grades. Average cost levels in the first nine months of 2004 for wastepaper, natural gas, electricity and transportation were also above 2003 levels.

BUILDING PRODUCTS MANUFACTURING

During the first nine months of 2004, the building products manufacturing segment reported net sales of $5.3 billion and operating profits of $911 million. In the first nine months of 2003, the segment reported net sales and operating profits of $4.3 billion and $178 million, respectively. Demand for building materials has been exceptionally strong since the third quarter of 2003, resulting in significantly higher selling prices and volumes in 2004 when compared with the first nine months of 2003. Average selling prices for plywood, softwood lumber, particleboard, oriented strand board and gypsum increased 37%, 19%, 28%, 58% and 15%, respectively, when compared with the same period in 2003. Sales volumes for plywood, oriented strand board, gypsum, and softwood lumber increased 3%, 6%, 14% and 11%, respectively. Particleboard volumes were relatively flat year over year. Average wood costs were higher in the first nine months of 2004, as were natural gas costs.

BUILDING PRODUCTS DISTRIBUTION

As stated above, we sold our building products distribution segment on May 7, 2004 and therefore our 2004 operating results for this segment represent four months of operations compared with nine months in 2003. Net sales and operating profits for the building products distribution segment were $1.9 billion and $111 million, respectively, for the first nine months of 2004. During the same period in 2003, the segment reported net sales and operating profits of $3.1 billion and $76 million, respectively. Included in the 2004 operating results is a $20 million pre-tax gain on the sale of the distribution business. The increase in operating profits is a result of increased selling prices for plywood, oriented strand board and lumber.

OTHER

The operating loss in the "Other" segment, which includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales was $382 million in 2004 and $145 million in the first nine months of 2003. The results for the first nine months of 2004 included a $53 million loss from early extinguishment of debt; $97 million of stock-based compensation expenses; $40 million of compensation expenses which vary based on the company's financial performance; and $8 million of net foreign currency transaction gains associated with foreign borrowings. Included in the results for the first nine months of 2003 results are $21 million of stock-based compensation expenses and $16 million of compensation expenses which vary based on the company's financial performance. Also included in the 2003 results was a credit of $118 million to increase the estimated amount that we will receive from asbestos liability insurance, a charge of $21 million to settle a class action lawsuit, a $13 million charge associated with our captive insurance subsidiary and a charge of $12 million for pension settlement costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2004, debt decreased by approximately $1.7 billion to $8.9 billion. We expect our cash flow from operations and financing activities will be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments for the foreseeable future. The following discussion provides further details of our liquidity and capital resources.

OPERATING ACTIVITIES For the first nine months of 2004 we generated cash from operations of $939 million compared to $1,182 million a year ago. Cash provided by operations in 2003 was unusually high because of a $354 million income tax refund received in April 2003.

During the first nine months of 2004, we experienced a seasonal working capital increase of $340 million compared to an increase of $181 million in the same period last year. Approximately 75% of this increase represents working capital growth in our building products distribution business prior to its being sold on May 7, 2004.

Accounts receivable increased by $481 million in the 2004 period compared with a $282 million seasonal increase during the first nine months of 2003. The current year increase in accounts receivable reflects significantly higher sales levels in our building products manufacturing and distribution businesses, as well as sales growth in our North America consumer products and packaging segments. Inventories increased by $67 million compared with a decrease during the first nine months of 2003 by $27. Excluding modest growth in building products distribution inventories prior to the sale of that business in early May, inventories were relatively flat in the first nine months of 2004. Accounts payable increased by $208 million during the first nine months of 2004, reflecting generally increased business levels as well as cost inflation for energy, fiber and transportation, compared with a $74 million increase in the comparable 2003 period.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the first nine months of 2004 were $448 million, which included $149 million in the North America consumer products segment, $48 million in the international consumer products segment, $100 million in the packaging segment, $42 million in the bleached pulp and paper segment, $66 million in the building products manufacturing segment, $9 million in sold business units and $34 million in the other segment. Capital expenditures for property, plant and equipment in the first nine months of 2003 were $480 million. Our full-year capital spending outlook for 2004 is approximately $700 million. This includes a new oriented strand board facility in Hosford, Florida, which will start up in the first half of 2005. We are also evaluating energy savings projects at mills that have high natural gas consumption.

In February 2004, the United States EPA finalized two new maximum achievable control technology (MACT) requirements that establish new air emission limits for plywood and composite panel facilities (PCWP MACT) and for boilers at both wood products and pulp and paper facilities (Boiler MACT). Compliance with these standards will be required by mid 2007. We currently estimate compliance cost for the PCWP MACT standard to be approximately $80 million at 40 plants and approximately $50 million to install emission control technology on 38 boilers at various manufacturing locations. The bulk of the capital spending will occur in 2005 and 2006 to be funded from operating cash flows.

During the second quarter of 2004, we sold all of our interests in a Brazilian pulp business for $71 million. This transaction resulted in a pre-tax gain of $24 million and was included in "Other (income) losses, net" on the statements of operations.

On May 7, 2004, we completed the sale of our non-integrated mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad, to Koch Cellulose, LLC ("Koch") and its subsidiaries for $511 million in cash and a receivable of approximately $9 million for working capital, which was received on October 5, 2004. In addition, Koch assumed $73 million of indebtedness. This transaction resulted in a pre-tax gain of $5 million and an after tax loss of $13 million that was included in discontinued operations on the statements of operations.

On May 7, 2004, we completed the sale of our building products distribution segment to a new company owned by Cerberus Capital Management L.P., a private investment firm, and members of the building products distribution business' management team for $818 million. In addition, we received $173 million in cash in June to settle an intercompany payable related to product sold to the building products distribution business prior to closing. This transaction resulted in a pre-tax gain of $20 million ($12 million after-tax gain) and was included in "Other income, net" on the statements of operations.

During the second quarter of 2004, we purchased certain packaging assets in Ontario, California and Harrington, Delaware for approximately $20 million. Also during the second quarters of both 2004 and 2003, we sold certain packaging assets and recorded pre-tax gains, net of related severance, of $18 million in both quarters. These gains were reflected in "Other income, net" in the accompanying statements of operations. During the third quarter of 2004, we sold three hardwood lumber mills for proceeds of $27 million.

In the second quarter of 2003, we received approximately $193 million of income tax refund from the sale of a 60% controlling interest in our Unisource paper distribution business.

FINANCING ACTIVITIES. Our debt decreased by $1,736 million to $8,912 million at October 2, 2004 from $10,648 million at January 3, 2004. This decrease includes the effect of changes in foreign currency exchange rates of $15 million during this time period. For the nine months ended October 2, 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%. The following table details the activity in our short and long-term debt balances in 2004:

(in millions)	Short-term	Long-term*	Total

Beginning balances:	$ 689	$ 9,959	$ 10,648
Maturities: Eurobond Industrial revenue bonds Money markets Notes	-- -- (400) --	(363) (30) -- (320)	(363) (30) (400) (320)
Assumed by buyer	--	(73)	(73)
Repayments**	(947)	(4,551)	(5,498)
Borrowings**	1,044	3,919	4,963
Other: Effect of foreign currency exchange rates	--	(15)	(15)

Ending balances	$ 386	$ 8,526	$ 8,912

*	Includes current portion of long-term debt of $558 million.
**	Includes repayments and re-borrowings of our Senior Credit Facility of $3,487 million and $3,867 million, respectively.

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

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations and interest rate exchange agreements as of October 2, 2004. For obligations with variable interest rates, the tables set forth payout amounts based on weighted average rates for the year ended October 2, 2004, and do not attempt to project future interest rates.

(in millions)	2004	2005	2006	2007
Debt

Secured borrowings	$ 386	--	--	--
Average interest rates	2.0%	--	--	--

Credit facilities	--	--	--	--
Average interest rate	--	--	--	--

Notes and debentures	$ 516*	--	$ 607	$ 300
Average interest rates	8.0%	--	7.4%	6.9%

Revenue bonds	--	$ 22	$ 1	$ 29
Average interest rates	--	5.6%	5.7%	4.9%

Capital leases	$ 2	$ 13	$ 14	$ 17
Average interest rates	8.8%	8.8%	8.8%	9.6%

European debt	$ 9	$ 11	$ 9	$ 5
Average interest rates	4.5%	4.6%	4.7%	3.9%

Other loans	$ 5	$ 4	--	--
Average interest rates	2.8%	2.9%	--	--

Subtotal	$ 918	$ 50	$ 631	$ 351

Notional amount of interest rate exchange agreements (rate collar)	--	$ 47	--	--
Average interest rate cap	--	7.5%	--	--
Average interest rate floor	--	5.5%	--	--

(In millions)	2008	Thereafter	Total	Fair value October 2, 2004
Debt

Secured borrowings	--	--	$ 386	$ 386
Average interest rates	--	--	2.0%	2.0%

Credit facilities	--	$ 630	$ 630	$ 630
Average interest rates	--	3.1%	3.1%	3.1%

Notes and debentures	$ 350	$ 5,069	$ 6,842	$ 7,648
Average interest rates	7.4%	8.4%	8.2%	6.1%

Revenue bonds	$ 21	$ 666	$ 739	$ 735
Average interest rates	5.0%	5.4%	5.2%	5.5%

Capital leases	$ 22	$ 199	$ 267	$ 317
Average interest rates	9.0%	8.1%	8.4%	5.6%

European debt	$ 5	$ 36	$ 75	$ 75
Average interest rates	3.5%	3.5%	3.9%	3.9%

Other loans	--	--	$ 9	$ 9
Average interest rates	--	--	2.8%	3.0%

Subtotal	$ 398	$ 6,600	$ 8,948

Less: unamortized debt discount			(36)

Total debt balance			$ 8,912

Notional amount of interest rate exchange agreements (rate collar)	--	--	$ 47	$ 2
Average interest rate cap	--	--	7.5%	7.5%
Average interest rate floor	--	--	5.5%	5.5%

*Amount includes the two $250 million debentures to be redeemed during the 4th quarter of 2004.

Approximately $62 million of our revenue bonds are supported by letters of credit that expire within one year. We have the ability and intent to refinance these revenue bonds on a long-term basis. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

The following table presents commitment amounts by year of expected expiration for our standby letter of credit agreements.

(In millions)	2004	2005	2006	2007	2008	Thereafter	Total
Standby Letters of Credit**	--	--	--	--	--	$ 21	$ 21

---------------

**	Standby letters of credit not included in Note 10 under the credit facilities.

We intend to renew the standby letters of credit where appropriate as they mature, therefore, the obligations do not have a definitive maturity date.

On July 14, 2004, Moody's Investors Service (Moody's) upgraded our liquidity rating from SGL-3 (adequate) to SGL-2 (good). Moody's indicated that the upgrade was in response to our Senior Credit Facility that we entered into on July 2, 2004. On May 4, 2004, Standard & Poor's Ratings Services revised its outlook on our long-term debt to 'stable' from 'negative' and affirmed its rating of BB+. Standard & Poor's Ratings Services indicated that the ratings actions reflect our improving financial profile and much better liquidity. On April 28, 2004, Fitch Ratings increased our senior unsecured long-term debt ratings to BB+ from BB and changed our rating outlook to 'stable'. Fitch Ratings indicated that this upgrade is primarily due to debt reductions resulting from expected asset sales as well as increased cash flows from operations. Additionally, on April 14, 2004, Moody's revised the outlook for our Senior Implied Ba2 debt rating to 'stable' from 'negative' citing our plans to reduce debt with proceeds from our expected asset sales.

On September 21, 2004, we elected to call $250 million of our 8.25% debentures due March 1, 2023 and $250 million of our 8.125% debentures due June 15, 2023. These debentures will be redeemed on or about October 28, 2004 using funds available under our existing credit facilities. We have classified the related debt as "Current portion of long-term debt" on the accompanying balance sheets as of October 2, 2004. In the fourth quarter of 2004, we expect to record a pretax charge of $22 million for call premiums and to write off deferred debt issuance costs.

At October 2, 2004, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. As of October 2, 2004, these agreements decreased interest expense by less than $2 million. The agreements had a weighted-average maturity of approximately one year at October 2, 2004.

The estimated fair value of our interest rate exchange agreements at October 2, 2004 was a $2 million asset. The liability balance represents the estimated amount we would be paid if the agreements were terminated on October 2, 2004. The fair value at October 2, 2004 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

At October 2, 2004, we had $1,160 million of floating rate debt outstanding, which represented approximately 13% of our total debt balance. The call of our 8.25% debentures and 8.125% debentures described above, along with our planned use of interest rate swaps to convert approximately $500 million of fixed-rate debt to variable rate debt during the fourth quarter, will increase our percentage of variable-rate debt to approximately 25% of our aggregate debt. Generally, we seek to have no more than 25% of our aggregate debt at variable rates to minimize our exposure to fluctuating interest rates.

As of October 2, 2004, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first nine months of 2004 and 2003, we paid dividends totaling $97 million and $94 million, respectively.

OTHER. We employ approximately 55,000 people, including approximately 23,000 who are members of unions. We consider our relationship with our employees to be good. Forty-six union contracts are subject to negotiation and renewal in 2004, including ten at major facilities. Thirty-seven of these contracts were renewed during the first nine months of 2004.

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

Goodwill and Long-Lived Assets

In addition, management uses judgment in assessing goodwill and other long-lived assets for impairment. In accordance with the transition provisions of SFAS No. 142, we have assessed the recoverability of our goodwill. Goodwill totaled $7.5 billion at October 2, 2004 and represented 32% of our total assets. We review the recorded value of our goodwill annually at the beginning of the third fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of consumer products companies and forest products peer companies, our target capital mix, and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit's internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. If the discount rate used to estimate the fair value of each reporting unit were increased by 100 basis points, the fair value would continue to exceed the carrying value for all of our reporting units

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

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

In January 2003, the FASB released FIN 46. FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity in their financial statements. FIN 46 is effective for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities that are not consolidated.

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

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-Q. Moreover, in the future, we, through our senior management team, may make additional or different forward-looking statements about the matters described in this document. We undertake no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-Q, and in our other SEC filings, including our Form 10-K for our fiscal year-ended January 3, 2004, which are incorporated herein by this reference.

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

Costs Associated with Environmental Compliance and Remediation

Our operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of our operations. For example, the United States Environmental Protection Agency has recently issued new air emission regulations, known as "MACT" or Maximum Achievable Control Technology regulations, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The costs of compliance with these regulations, and additional or supplementary regulations, cannot be quantified in all cases, and there can be no assurance that the costs of such compliance will not be material to our results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described in Note 13, in some instances has been significant and remediation of future sites could also be significant. There can be no assurance that the final remediation costs will equal currently estimated costs or that additional sites will not require significant remediation expenses.

Litigation

We are subject to significant asbestos litigation liabilities and costs, as discussed below, and to other litigation risks that are similar to other corporations of our size and complexity in an increasingly litigious environment. While we do not believe that any of these matters will be material to our long-term financial status, certain litigation-related matters may be material to our results of operations in certain reporting periods.

As of October 2, 2004, we have recorded reserves totaling $882 million for asbestos liabilities and defense costs, and insurance receivables of $550 million, which reflects our expected payments and receipts through 2013. Projecting liabilities for asbestos litigation is subject to a number of important risks and uncertainties, including the possibility that the number of asbestos claims filed against us in the future will be greater than projected; the risk that the cost of defending and settling current and future asbestos claims will be higher than projected, resulting in more rapid depletion of available insurance coverage and higher out-of-pocket costs; the possibility of additional insolvencies among insurance carriers; the risk that final resolution of allocation, coverage or other issues affecting available insurance coverage will result in lower insurance recoveries than forecast; the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which we now settle cases; and the risk that bankruptcies of other asbestos defendants may increase our costs in the future.

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

We are exposed to commodity price risk related to the use of natural gas in many of our facilities. During the third quarter of 2004, we entered into commodity swap agreements under our company-wide natural gas hedging program to reduce the risk inherent in fluctuating natural gas prices. These swap agreements are considered cash flow hedges of our natural gas purchases and differences paid and received under the swap agreements are recognized as adjustments to gas costs. These hedges are considered to be highly effective in offsetting the cash flows of our natural gas costs and therefore the changes in fair value are recorded in accumulated other comprehensive income. With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income.

At October 2, 2004, these contracts had a notional quantity of 2.9 million MMBtus of natural gas and the fair market value of such contracts was an asset of $4 million. As of October 2, 2004, $4 million of deferred gains on these hedges included in accumulated other comprehensive income are expected to be reclassified into earnings during the next four months.

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

PART II - OTHER INFORMATION

GEORGIA-PACIFIC CORPORATION October 2, 2004

Item 1.	Legal Proceedings.

The information contained in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits.

	Exhibit 23.1 -	Consent of National Economic Research Associates (NERA). (1)

	Exhibit 23.2 -	Consent of Navigant Consulting. (1)

	Exhibit 31.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

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

Date: October 28, 2004	GEORGIA-PACIFIC CORPORATION
(Registrant)

by /s/ Danny W. Huff Danny W. Huff, Executive Vice President - Finance and Chief Financial Officer

by /s/ Robert P. Nelson Robert P. Nelson, Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS FILED WITH THE QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED OCTOBER 2, 2004

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

