Form 10-K
period 2005-01-01
GEORGIA PACIFIC CORP
filed 2005-03-01
CIK 41077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2005

Commission File Number 1-3506

GEORGIA-PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	93-0432081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

133 Peachtree Street, N.E.,

Atlanta, Georgia 30303

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (404) 652-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Georgia-Pacific Corporation—Georgia-Pacific Common Stock ($.80 par value)	New York Stock Exchange
Georgia-Pacific Rights to Purchase Series B Junior Preferred Stock (no par value)	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 2, 2004 (assuming, for the sole purpose of this calculation that all executive officers and directors of the registrant are “affiliates”) was $9,117,926,678 for Georgia-Pacific Common Stock.

As of the close of business on February 23, 2005, the registrant had 259,808,325 shares of Georgia-Pacific Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Georgia-Pacific Corporation’s definitive Proxy Statement for use in connection with its Annual Meeting of Shareholders, scheduled to be held on May 3, 2005, are incorporated by reference in answer to Part III of this Form 10-K.

GEORGIA-PACIFIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 1, 2005

PART I

PART I

ITEM 1.    BUSINESS

Georgia-Pacific Corporation was organized in 1927 under the laws of the State of Georgia and is headquartered in Atlanta, Georgia.

We are engaged in four principal businesses:

•	Consumer Products—Manufacturing and marketing of tissue products, which include bath and facial tissue, paper towels, and napkins, in North America and many countries in Europe, as well as disposable tabletop products such as cups, plates and cutlery, in North America;

•	Building Products—Manufacturing and marketing building products, which include plywood, oriented strand board, various industrial wood products and lumber, as well as non-wood products such as gypsum products and chemicals;

•	Packaging—Manufacturing containerboard and packaging, which include linerboard, medium and corrugated packaging; and

•	Paper—Manufacturing paper and pulp, which include office papers, bleached board, bleached and unbleached kraft papers and hardwood and softwood pulp.

Our four principal businesses are reported in six operating segments:

•	North America Consumer Products;

•	International Consumer Products;

•	Building Products Manufacturing;

•	Packaging;

•	Bleached Pulp and Paper; and

•	Building Products Distribution, which was sold in May 2004.

Strategy and Recent Developments

During the past several years, we have been pursuing a strategy of improving our return to shareholders by focusing on higher value-added products. We began implementing this strategy by acquiring and investing in businesses that position us closer to the consumer, and by selling and exiting non-strategic businesses. Our acquisition of Fort James Corporation in 2000 was a key component of this strategy and provided us a leadership position in the higher value-added consumer tissue business. Recent asset sales have reduced our exposure to cyclical businesses, such as office papers and market pulp, while providing additional cash to reduce debt.

In addition to these acquisitions and divestitures, we have focused our traditional businesses—containerboard and packaging, building products, and bleached paper—on emphasizing products and services that are differentiated from those of our competitors and, we believe, preferred by consumers. In all of our business lines, we continue to focus on our relationships with large mass, or “big box”, retailers.

We continue to execute our financial strategy while at the same time maintaining our strict operating discipline. We believe the result of this determined focus ultimately will improve our financial flexibility by allowing us to achieve investment grade financial metrics and improving our return on capital.

We have engaged in a number of transactions intended to further these strategies:

•

During 2004, we sold our building products distribution business, our stand-alone market pulp mills in Brunswick, Georgia, and New Augusta, Mississippi, a short-line railroad, our interest in a Brazilian pulp business, and four hardwood lumber mills. Cash proceeds from the sale of assets totaled approximately $1.5 billion, pretax, which we used to reduce our debt.

•	During 2004, we redeemed $1.5 billion of debentures, which were scheduled to mature from 2021 to 2023.

•	In July 2004, we entered into a new $2.5 billion, five-year, senior unsecured credit facility that includes a $500 million non-amortizing term loan. This new credit facility matures July 2, 2009 and replaces a $2.25 billion, five-year credit facility that would have matured November 3, 2005.

•	During the fourth quarter of 2004, we entered into interest rate exchange agreements that effectively converted $500 million of fixed-rate debt to floating rate debt.

•	During 2003, we refinanced a large portion of our corporate debt. As part of this refinancing, we significantly improved the maturity schedule of our debt, resulting in greater financial flexibility going forward. We issued $2.5 billion of new, longer-term debt and, with those proceeds, together with free cash flow, reduced borrowings under our bank credit agreements by $2.8 billion and repaid approximately $600 million of other debt that matured in 2003.

•	In November 2002, we sold a 60% controlling interest in our paper distribution business, Unisource Worldwide, Inc., a leading distributor of paper products, packaging and facility supplies. In connection with the sale, we received $471 million in cash along with notes with a recorded book value of $105 million.

•	In October 2001, we completed the spin off of the entities that owned and operated our timberlands and their merger with Plum Creek Timber Company, Inc.

•	In August 2001, we completed the sale of four pulp and paper mills for $1.65 billion. These facilities produced office paper as well as specialty printing and writing papers.

•	On March 2001, we completed the sale of a portion of our commercial tissue manufacturing assets for approximately $850 million, pursuant to a consent decree executed with the United States Department of Justice in connection with the Fort James acquisition.

•	In November 2000, we completed our acquisition for Fort James for approximately $6,186 million in cash and approximately 53.9 million shares of Georgia-Pacific common stock valued at $1,485 million. In addition, we assumed $3.3 billion of Fort James debt in the acquisition.

Consumer Products

North America

Tissue.    With an estimated 30% volume market share at the end of 2004, we are the largest producer of tissue products in North America. Our strategy in this business is to improve operating margins through product improvements and enhancements that lead to preference for our brands and through leverage of our size to achieve operating and distribution efficiencies. This business produces bath and facial tissue, paper towels and napkins, which are made from both virgin and recycled fibers. Our products are sold under our brands and customer brands in both retail and commercial channels. Fourteen tissue production and converting facilities located throughout the United States and two converting facilities in Mexico produce finished goods to serve the North America market; these facilities have nine of the world’s 12 largest, lowest-cost tissue machines. Most of our tissue facilities are integrated with onsite pulping operations, which strengthens our low-cost position by eliminating pulp drying and shipping costs. Approximately 54% of our tissue pulp is made from virgin fiber and 46% is made from recycled paper, most of which is used in commercial tissue products. Our total production capacity in North America is approximately 3.1 million tons.

The markets for our tissue products are significantly influenced by growth in population and employment levels, along with changes in per capita consumption, and the levels of general economic activity in the geographic markets we serve.

We take a careful approach to balancing supply with demand for all of our principal products, and have reduced or eliminated production from less efficient equipment in recent years. In 2004, we shut down two tissue machines, one at our Green Bay, Wisconsin (Broadway) mill and another at our Plattsburgh, New York mill, shifting production to more cost-efficient equipment in other parts of the country. Together, the two machines had capacity of over 45,000 tons per annum, or “tpa”.

In 2003, we shut down tissue paper machines at Plattsburgh, New York, Bellingham, Washington, Camas, Washington and Old Town, Maine, resulting in total primary tissue reduction of 134,000 tpa, or over 4% of our capacity at the time. Our Old Town, Maine paper machine, with a capacity of 45,000 tpa, is scheduled to resume production in 2005.

North America Consumer Products

Retail Tissue.    In the retail channel, which accounted for 69% of our domestic tissue sales in 2004, we produce our own branded products and customer branded products. Product market share in both branded and customer branded products, and rankings of our principal retail brands based on dollar share, are:

Product	Market Share*	North America Market Size (In millions)
Consumer bath tissue	36%	$4,600
Paper towels	31%	2,900
Consumer napkins	54%	520

Brand	Market Position/Share*
Quilted Northern® bath tissue	#2	15%
Angel Soft® bath tissue	#3	14%
Sparkle® paper towels	#4	9%
Brawny® paper towels	#3	10%
Mardi Gras® napkins	#1	15%

*	(based on A.C. Nielsen data, including Wal-Mart, for the 52 weeks ending Jan. 8, 2005)

Other retail brands include Brawny® napkins, Soft ‘n Gentle® bathroom and facial tissue, Mardi Gras® towels and Zee® napkins (number one on the West Coast). We also supply customer branded products to some of the largest retailers in the United States. We believe we are the leading supplier to the United States customer brand tissue, towel and napkin market, with an estimated market share of 39% (based on A.C. Nielsen data, including Wal-Mart, for the 52 weeks ending Jan. 8, 2005).

We also believe that through our own branded products and our customer branded products we are the leading supplier of tissue, towel and napkin products to mass retail and warehouse club stores, two of the fastest growing channels in the consumer products industry. Additionally, we have strong, long-term relationships with major retailers in the grocery channel.

Commercial Tissue.    In 2004, the remaining 31% of our domestic tissue sales came from commercial and industrial markets. These sales were made through paper distributors, food service and janitorial distributors, and to national fast food accounts for use in restaurants. Our principal commercial brands include: Quilted Northern PS® and Angel Soft PS® bath and facial tissues; BigFold® and Signature® towels; Preference®, Acclaim® and Envision® brands of folded, hardwound roll and perforated roll towels, bath and facial tissue; Compact®, HACCP Guardian®, MAX 3000®, enMotion®, SofPull®, and Cormatic® controlled usage dispensing systems for a range of towel, tissue, soap, air freshener and toilet seat cover products; Easy Nap®, Essence®, Impressions®, MORNAP®, and Preference® brands of dispenser or single-service napkins; and ShopMaster®, DynaMAX®, TuffMate®, and TaskMate® wipers.

According to the American Forest & Paper Association, during 2004, we sold more tissue products in the commercial channel than any other company in the United States and, based on volume, had an estimated 40% share in this market. We have developed proprietary dispensing systems, such as our enMotion® automatic dispensing system, which use only Georgia-Pacific-produced towels. We believe we are the market leader in proprietary systems and that we hold the primary position in foodservice, healthcare, lodging, education, recreation, and retail/convenience end-use markets. Our commercial market share leadership and innovative proprietary systems position us favorably in a fluctuating economic environment.

Dixie®.    Our Dixie business, with the best-known brand name in disposable consumer plates and cups, holds a 25% share of the consumer tabletop market (based on the 52 week A.C. Nielsen Homescan data, including Wal-Mart and club, ending September 24, 2004). Dixie® is the number one brand in the North America disposable consumer tableware market. Through 11 production facilities in North America, we manufacture a full range of products for both retail and foodservice markets including disposable plates, cups and cutlery. We supply tabletop products to the warehouse and club channels and disposable cups, plates and related products to the foodservice industry. Foodservice customers include distributors, restaurants, hotels, office buildings and institutions. Approximately 60% of Dixie sales are into retail distribution channels and the remaining 40% of the business’ sales are into foodservice distribution channels. In 2004, Dixie’s net sales to third party customers were $985 million.

International

The international consumer products segment is a leading supplier of paper-based consumer products in many European countries. Product lines in both the retail and commercial markets include bathroom and facial tissue, paper towels and napkins. Retail sales include both our branded products and customer branded products. We also market feminine hygiene products and ancillary products such as health care, cosmetic cotton and pharmacy supplies, in certain countries.

International Consumer Products

Our principal European brands and their estimated market positions are:

Country	Brand/Product	Market Position (unit share data)*	Total Market Size (in millions)
France	Lotus®/Moltonel® bath tissue	#1/#2	$856
France	O’kay® kitchen towels	#1	384
Netherlands	Lotus® kitchen towels	#1	69
Spain	Colhogar® bath tissue/kitchen towels	#1	670
Ireland	KittenSoft® towels and bath tissue	#1	158
Finland	EMBO® bathroom tissue	#1	97
Italy	Tenderly® bathroom tissue	#2	782
Greece	Delica® towels	#1	58
Greece	Delica® bath tissue	#2	150

*	(based on A.C. Nielsen data, for the 52 weeks ending Oct. 31, 2004)

Our international consumer products are manufactured across Europe in ten primary production mills, with an annual capacity of over 899,000 tons, or are purchased from others. Eight separate converting plants supplement converting operations carried out at our primary production mills. This combined network provides cost-effective market reach, which lowers distribution cost and provides greater distribution capacity.

During 2004, tissue-based products accounted for 78% of our annual international consumer products sales, with the balance comprised of feminine hygiene products and ancillary products such as health care, cosmetic cotton and pharmacy items. We sell our tissue, towel and napkin products through both retail and commercial distribution channels. Approximately 72% of our European towel and tissue sales were into retail distribution channels and 28% were into commercial and other channels.

In 2004, we worked to reduce operating costs and improve efficiencies in our European operations. We relocated an inefficient converting facility in Wrexham, Wales, and relocated a high-cost converting facility in Athens, Greece, to Patras, Greece, where we believe its cost position will improve significantly. Additionally, during 2004, we announced plans to begin tissue production and expand existing converting operations in Russia to serve that growing market. In 2005, we intend to permanently close our converting facility at Newcastle, United Kingdom. The facility has the capacity to convert 12,000 tons of tissue products. We anticipate relocating the Newcastle equipment by October 2005.

Building Products Manufacturing

We are one of the leading manufacturers of building products in the United States. We manufacture products used in residential, commercial and industrial construction. Our building products line-up includes wood panels, such as plywood, oriented strand board and industrial panels; lumber; gypsum products; and chemicals. These products are sold directly to large home improvement mass retailers, wholesalers, independent dealers and industrial customers. We are the largest supplier of wood panels to the home improvement mass retailers channel. Our building products are manufactured at 94 locations in the United States, six in Canada, four in South America, and a joint venture facility in South Africa.

Building Products Manufacturing

Our building products business is affected by the level of new housing starts; the level of home repairs, remodeling and additions; industrial and commercial building activity; the availability and cost of financing; and changes in industry capacity. The demand for building products tends to be stronger during the second and third quarters when weather conditions favor construction. Exports by this segment in 2004 were $17 million (1% of segment sales), primarily to the Caribbean and Europe.

In May 2004, we completed the sale of our building products distribution business to BlueLinx Holdings, Inc. In connection with this divestiture, we entered into a six-year agreement to sell structural panels, lumber, and other building products manufactured by us to BlueLinx. This supply agreement contains substantially similar terms as the previous arrangement between our building products manufacturing and building products distribution businesses. In 2004, sales from building products distribution, prior to its sale, totaled $1.9 billion. Operating results from this business are included in historical data through April 2004.

Structural Panels.    Based on annual capacity of 8.3 billion square feet, we are the largest producer of structural wood panels in North America and are the leading supplier of wood panels to the home improvement mass retailers channel. In order to distinguish our plywood products, we branded our family of southern plywood products under the name Plytanium®. Our 18 softwood plywood plants have an annual capacity of approximately 6.1 billion square feet, and our six oriented strand board plants can produce 2.2 billion square feet. In 2004, structural panels sales of $2.5 billion, including both structural and industrial wood panels, were 36% of total building products manufacturing segment sales to third parties.

With most of our structural panel plants located in the southeastern United States, we normally benefit from an ample supply of timber, favorable weather conditions, and regional population growth. However, during the fourth quarter of 2004, our building products business was negatively impacted by constrained supplies of timber due to heavy rainfall in parts of the southeastern United States.

Two of our facilities manufacture engineered lumber products. Demand for engineered lumber products has increased in recent years as wood I-joists (made from veneer, oriented strand board and sawn lumber) have increasingly become the product of choice for floor joist applications. GP Lam™, our laminated veneer lumbers, and Fiberstrong® Rim Board and Wood I Beam® joists are designed to meet the precise structural performance requirements of roofing and flooring systems.

Industrial Wood Products.    We also manufacture industrial wood panels and hardwood plywood for use in ready-to-assemble furniture, cabinets, retail fixtures, mobile homes and other industrial products. Sixteen mills manufacture composite panels of particleboard, medium-density fiberboard, hardboard and softboard, as well as hardwood plywood, interior decorative panels and thermally fused melamine panels.

Lumber.    We have the capacity to manufacture approximately 2.3 billion board feet of lumber annually. In 2004, lumber sales to third-party customers were $1.2 billion, or 18% of total segment sales. Most of our 25 lumber mills are located in the southeastern United States. Lumber products are primarily manufactured from southern pine, hemlock and Douglas fir.

We are one of the top producers of pressure-treated lumber in the nation. Approximately 31% of our southern pine lumber production is pressure-treated for use in outdoor applications such as decks, fences, bridges and playground equipment. We own six pressure-treated lumber plants, two of which are currently idle. An unaffiliated company operates four of those treating plants, as well as seven additional plants that it owns. With production from those facilities, we can produce more than one billion board feet of treated lumber annually. We are the primary supplier of pressure-treated lumber to one of North America’s fastest-growing home improvement mass retailers.

In 2004, we sold four hardwood lumber mills. In 2003, we closed one southern pine sawmill and sold a hardwood sawmill.

Gypsum Products.    We operate 18 gypsum product plants throughout the United States and Canada, and have the third largest gypsum wallboard capacity in North America of 6.5 billion square feet annually. During 2004, gypsum product sales of $909 million represented 13% of total segment sales. Gypsum products include wallboard, specialty panels, fire-door cores, industrial plasters and joint compound. The business is substantially vertically integrated in paper and gypsum rock, operating three recycled gypsum paperboard mills and nine gypsum quarries/mines. Our gypsum reserves total approximately 284 million recoverable tons, an estimated 72-year supply at current production rates.

As part of our strategy to grow businesses with higher value-added products, we are continuing to develop our Dens TechnologyTM group of products. Dens TechnologyTM products are highly differentiated in the marketplace and are based on a patented, innovative glass mat technology that offers exclusive performance features such as unmatched moisture and mold resistance and strength characteristics. In 2004, we restarted our idled Savannah gypsum plant to produce additional Dens TechnologyTM products to meet demand. We have enhanced our manufacturing capabilities to produce Dens wallboard at multiple facilities, thereby reducing distribution costs and delivery times. Also in 2004 we introduced DensGlass SilverTM, a mold and mildew resistant exterior sheathing targeted at single and multi-family residential construction markets.

Chemicals.    Our chemical business is a leading supplier of wood bonding resins, industrial thermosetting resins, formaldehyde, paper chemicals, and tall oil-based chemicals. These chemicals and resins are used in a variety of specialty applications, including the production of wood panels, papermaking, roofing, thermal insulation, metalworking, coatings, fertilizers and transportation. The chemical business ships more than four billion pounds of bonding and thermosetting resins, formaldehyde, pine chemicals, and paper chemicals annually from 17 plants in the United States and four plants in Chile, Argentina and Brazil. The business also operates through a joint venture in South Africa. In 2004, chemical sales of $588 million were 9% of total segment sales.

In 2003, we idled our White City, Oregon, thermosetting resin and formaldehyde plant. The White City plant’s annual capacity of thermosetting resins and formaldehyde represented 6% and 10%, respectively, of the total capacity of the division. Also in October 2003, we acquired a thermosetting resin business in Brazil, including one formaldehyde plant with 120 million pounds of annual capacity and two resin plants with 163 million pounds of annual capacity.

Packaging

Our packaging segment focuses on providing packaging solutions for a wide variety of customers, including the food, consumer products, paper and other manufacturing industries, as well as independent packaging converters and rollstock customers for containerboard. We develop and maintain relationships with national account customers and operate with a customer-focused approach that emphasizes value-added packaging solutions. We are growing our high-graphics packaging business, which is improving our total product mix.

Packaging

Our four containerboard mills have a total capacity of 3.7 million tons. These mills produce unbleached linerboard and medium in roll form that is shipped to converting facilities. Our containerboard mills produce approximately 70 to 75% of their products from virgin fiber, with the remaining fiber derived from old corrugated containers.

Our converting facilities consume between 70 and 75% of the containerboard produced by our mills. The rest is typically sold to independent corrugated converters in North America, Latin America and Asia. In addition to standard corrugated boxes, our converting facilities supply many specialty packaging products. These include display-ready corrugated packaging that works interchangeably with our line of reusable plastic containers, double and triple-wall boxes, bulk bins, water-resistant packaging, and high-graphics and pre-printed packaging for point-of-sale displays.

Our Color-Box™ subsidiary produces high quality litho-laminated packaging at eight specialty printing, coating and converting facilities. We believe that our Innovation Institute differentiates us from our competition. This unique facility is focused on collaborating with our customers to develop supply chain solutions that improve efficiencies and reduce costs.

Markets for our containerboard and packaging products are affected primarily by changes in industry capacity, the level of industrial activity in the United States, and export markets. In 2004, we sold $2.2 billion of packaging and $617 million of containerboard to third-party customers, representing 15% of total company sales. Containerboard exports totaled 340,000 tons in 2004, compared to 287,000 tons in 2003. In 2004, total exports were $133 million, or 5% of segment net sales.

Bleached Pulp and Paper

Our bleached pulp and paper segment produces office paper, bleached board, bleached and unbleached kraft paper, as well as pulp, at eight facilities in North America. The segment also includes a recycled fiber sourcing operation which purchases and resells waste fiber both for our use and for third-party customers. We have sold a large portion of our stand-alone pulp and office paper facilities in recent years. Our remaining paper machines are integrated into our tissue facilities and help absorb fixed costs. Our combined production capacity for office paper, bleached board and kraft papers is 2.0 million tons.

We produce primarily office papers sold in retail channels such as mass retailers and warehouse club stores, as well as in office supply, merchant and paper distributor channels. We are the largest supplier of branded office papers to the mass retailer and warehouse club store channels, and hold the leading dollar share of branded office papers used in the home. As we have shifted to higher value-added products, our bleached paper operations have focused on office paper that is sold primarily through many of the same retail channels that sell our consumer products, and much of this paper is shipped along with our tissue products in “mixed” truckloads from a single mill. We consider our ability to ship such mixed truckloads to be one of our competitive advantages as we continue to develop specific and unique supply chain solutions for our mass retailer customers.

Bleached Pulp and Paper

We manufacture approximately 600,000 tons of bleached paperboard annually for use in frozen food containers, food service items and other products. This business supplies a significant portion of its production capacity to our Dixie® business for manufacturing paper cups, plates and bowls. We also manufacture approximately 300,000 tons of bleached and unbleached kraft paper sold primarily to industrial users for conversion into multi-wall paper bags that are ultimately used to package a variety of consumer and commercial products. Our remaining market pulp manufacturing capacity consists of approximately 200,000 tons at our Old Town, Maine facility.

In 2004, pulp sales of $74 million were 5% of total segment sales to third party customers. In 2004, exports for the bleached pulp and paper segment were $119 million, or 5%, of segment sales. Markets for our bleached pulp and paper segment are affected primarily by levels of white-collar employment and economic growth, industry production capacity and inventory levels, and fluctuations in currency exchange rates.

Our Harmon Associates subsidiary is responsible for buying and supplying recycled fiber to all of our tissue and containerboard facilities. Harmon is the largest recycler in the world without plant operations. The company purchased over 5 million tons of recycled fiber in 2004, and supplied 2 million tons of de-inked fiber to our tissue mills and 1.3 million tons of brown grade material to our containerboard mills.

The operating results from our 38.85% equity investment in Unisource, our former paper distribution business sold in 2002, are reported in the bleached pulp and paper segment.

Competition

Each of our operating segments participates in markets that are highly competitive. Because many of our competitors sell their products at prices lower than ours, we compete primarily on the basis of product quality and performance, product innovation, supply chain efficiencies, value, brand strength (including brand recognition and loyalty) and advertising.

In our consumer products markets, we compete primarily against The Procter & Gamble Company, Kimberly-Clark Corporation, and Svenska Cellulosa Aktiebolaget (SCA), both in North America and in Europe. Competition in these markets is intense. The pricing elements and methods of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities. In our building products business, where competition for commodity products is based primarily on price, quality and performance, and distribution capabilities, Louisiana-Pacific Corporation, Weyerhaeuser, U.S. Gypsum Corporation and National Gypsum Corporation are our primary competitors. In packaging, International Paper Company, Weyerhaeuser, Smurfit-Stone Container Corporation, Temple-Inland, and Packaging Corporation of America are our key competitors, while our competition in the bleached pulp and paper segment includes International Paper, Weyerhaeuser, Boise Cascade, LLC, MeadWestvaco and Domtar Inc.

Significant Customers

We consider major mass retailers, warehouse club stores and supermarket chains in both North America and Europe to be significant customers for several of our operating segments. We have developed specific and unique approaches to working with these customers, which include Wal-Mart Stores Inc., Costco Wholesale Corp., Sam’s Wholesale, Carrefour SA, The Home Depot, Inc., Lowe’s Companies Inc., Royal Ahold N.V., Target Corp., Sysco Corp., Kroger Co., Unisource, US Foodservice and Staples Inc. We face strong competition for the business of these significant customers.

No single customer accounts for more than 10% of our consolidated revenue. We believe our relationships with our key customers are good. Nevertheless, if any one of our significant customers reduces, delays or cancels substantial orders for any reason, our business and results of operations could be negatively affected, particularly for the quarter in which the delay or cancellation occurs.

We generally do not have long-term sales agreements or other contractual assurances as to future sales to any of our major customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers. Another result of consolidation in the retail industry is that our customers are able to exercise more leverage on us with respect to pricing and payment terms.

Environment

Information pertaining to environmental issues and our expenditures for pollution control facilities and equipment is set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities” and Note 17 of the Notes to Consolidated Financial Statements, which are included under Items 7 and 8 of this Form 10-K.

Employees

We employ approximately 55,000 people. Approximately 22,000 of our employees in the United States and Canada are members of unions. We consider our relationship with our employees to be good. During 2005, 23 union contracts will be subject to negotiation and renewal, including five at large facilities.

Raw Materials

Most of our products are made of solid wood, virgin and recycled wood fiber, or wood by-products. We purchase the majority of these raw materials from timber owners, independent log merchants and brokers, and recycled fiber brokers. No single supplier supplies more than 10% of our timber requirements. During 2004, Plum Creek Timber Company, Inc. supplied 6% of our overall timber requirements under the terms of a timber supply agreement. We purchase our remaining timber requirements from third-party landowners in the open market. Because of our reliance on timber supplies in the southeastern United States, our building products business was negatively impacted by constrained supplies of timber due to heavy rainfall in this area during the fourth quarter of 2004.

Every year, Georgia-Pacific uses millions of tons of recycled fiber to make products ranging from boxes to paper towels and tissue, which is supplied by our Harmon Associates subsidiary.

Information pertaining to our gypsum reserves is set forth under the captions “Building Products Manufacturing—Gypsum Products” in this item.

Research and Development

We perform research into tissue papermaking, tableware manufacturing and tissue and towel dispensing technology in order to develop improved consumer products for the North America and Europe markets. This research and product development is conducted at technical centers in Neenah, Wisconsin, and Kunheim, France. These centers have developed critical new papermaking and converting techniques that have allowed us to improve or expand our product lines, improve fiber efficiency and reduce raw material costs.

We also have a research facility located in Decatur, Georgia where we perform research into adhesives for composite wood products, binders for non-wood industrial applications, performance paper chemicals and pine chemicals. The Gypsum Division’s technical center is also in Decatur, Georgia, developing and supporting our specialty gypsum products. In addition, we have central technology services in support of wood products manufacturing.

Research and development costs are expensed as incurred and totaled $61 million, $64 million and $65 million in 2004, 2003 and 2002, respectively.

Patents, Copyrights, Licenses, Trade Secrets and Trademarks

We own or license a broad range of technology protected by patents, copyrights, and trade secrets, and maintain a substantial body of know-how (herein collectively referred to as “technology”) relating to our products and the processes for their production, the packages used for our products, and the design and operation of various processes and equipment used in our businesses. We also own or license a wide range of manufacturing, quality assurance and financial software. The methods for manufacturing and processing our products are among our important trade secrets.

We also own numerous trademarks, which are important to our business, especially our consumer products businesses. Depending upon the jurisdiction, trademarks are valid as long as they are in use and they have not become generic. We have licensed the right to use certain of our trademarks to third parties in conjunction with selected products we do not manufacture. In part, our success can be attributed to the existence of our trademarks.

Additional Information

Additional information pertaining to our businesses, including operating segments, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Related Information” under Item 7 of this Form 10-K and in Supplemental Information under the caption “Georgia-Pacific Corporation and Subsidiaries—Sales and Operating Profit by Operating Segment” and in Note 3 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K.

Our reports on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Information section of our Internet website, at www.gp.com. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Shareholders may also contact Investor Relations, Georgia-Pacific Corporation, 133 Peachtree Street, N.E., Atlanta, Georgia 30303 or telephone (800) 654-2582 to obtain a copy of any of these reports without charge.

Factors That May Affect Future Results

Some of the matters discussed in this Form 10-K concerning, among other things, our business outlook, anticipated financial and operating results, strategies and contingencies, constitute forward-looking statements and are based upon our expectations and beliefs concerning future events. There can be no assurance that these events will occur or that our results will be as estimated. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” under Item 7 of this Form 10-K for a more detailed discussion of the factors and additional considerations that may affect our future results.

ITEM 2.    PROPERTIES

The geographic location and capacity of our manufacturing facilities by segment is set forth on Exhibit 99.1 to this Form 10-K, which is incorporated herein by this reference.

Our manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from facility to facility. We believe that our manufacturing facilities are well-maintained and generally adequate for current operations.

Utilization of a particular facility varies based upon demand for the product. We have included the estimated capacity of our principal facilities in Exhibit 99.1, which is incorporated herein this reference.

We generally own our manufacturing and other facilities, although warehouse and office facilities are often leased. We examine alternatives for our higher cost facilities, including modernizing, replacing or closing such facilities. We continually review many business opportunities and alternatives, including possible acquisitions or sales of properties.

Information concerning our mineral resources is presented under Item 1 of this Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to material legal proceedings in which we are involved is set forth in Note 17 of the Notes to Consolidated Financial Statements, which are included under Item 8 of this Form 10-K and are incorporated herein by this reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Georgia-Pacific common stock is listed on the New York Stock Exchange and trades under the symbol GP. As of the close of business on February 23, 2005, the closing stock price of one share of Georgia-Pacific common stock was $34.75 and there were approximately 35,868 record holders of such stock.

The information with respect to historical dividend and market price data in Note 19 of the Notes to Consolidated Financial Statements and in “Selected Financial Data—Financial Position, End of Year” that follows Note 20 of the Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, are incorporated herein by this reference.

On February 3, 2005, we announced that our Board of Directors increased our quarterly cash dividend by 40% to 17.5 cents per share from 12.5 cents per share. The increased dividend is equal to an annual rate of 70 cents per share compared with the previous annual rate of 50 cents per share. We expect to continue to pay quarterly dividends.

Information related to our equity compensation plans is incorporated herein by reference to our 2005 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data information is set forth under the captions “Georgia-Pacific Corporation and Subsidiaries—Supplemental Information—Selected Financial Data—Operations” and “Georgia-Pacific Corporation and Subsidiaries—Supplemental Information—Selected Financial Data—Financial Position, End of Year,” which follow Note 20 of the Notes to Consolidated Financial Statements, and is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to provide investors with enhanced financial disclosure and provide the context within which our financial statements should be analyzed. Accordingly, our intent in this section is to provide investors with an understanding of our past performance and financial condition by focusing on changes in a number of key areas from year to year. Additionally, we discuss our prospects and strategies for the future and provide insights into our critical accounting estimates.

Executive Overview

We are one of the world’s leading manufacturers and marketers of tissue, packaging, paper, building products, and related chemicals. With 2004 sales of $19.7 billion, we employ approximately 55,000 people at more than 300 locations in North and South America and Europe. Our operations break down into four principal businesses:

•	Consumer Products. Our consumer products business is the world’s second largest manufacturer of retail and commercial tissue products. We rank first in North America and are a leading manufacturer in Europe. We also manufacture and market our Dixie® line of disposable tabletop products such as cups, plates, and cutlery for sale throughout North America;

•	Building Products. We are a leading producer of building products in the United States, with a portfolio of traditional and technologically advanced products, such as our leading moisture and mildew-resistant exterior sheathing, DensGlass Gold®, and our Plytanium® structural wood panels;

•	Packaging. We believe our packaging business, which is built around some of the lowest cost containerboard mills in the United States, yields us the highest return on assets and sales in this industry; and

•	Paper. Our office paper brands are sold through retailers throughout the United States. We are the largest supplier of office paper to the warehouse club and mass retailer channels, and the fifth-largest office paper producer in North America.

As the following chart illustrates, two of our businesses—consumer products and building products—largely drive our operations. The chart excludes the net sales from our building products distribution segment, which we sold in May 2004. Sales to third-party customers during 2004 and 2003 include $550 million and $1.2 billion, respectively, in sales from our building products manufacturing segment to the building products distribution segment.

Third-Party Sales by Principal Business

Our four principal businesses are reported in six operating segments:

•	North America Consumer Products;

•	International Consumer Products;

•	Building Products Manufacturing;

•	Packaging;

•	Bleached Pulp and Paper; and

•	Building Products Distribution, which was sold in May 2004.

Since our acquisition of Fort James in late 2000, our principal goal has been to reduce our debt from its peak of approximately $16 billion. By the end of 2004, we had reduced our debt to $8.7 billion. We believe our debt reduction is a significant achievement given the difficult economic environment in which a number of our businesses, particularly our consumer products business, have been operating over the last several years. During 2004, we sold several non-strategic businesses and assets, including our building products distribution business, our market pulp mills in Brunswick, Georgia, and New Augusta, Mississippi and our interests in a Brazilian pulp business. Proceeds from these sales were used to reduce our debt. Although we believe our most significant asset sales have now been completed, we will continue to divest smaller, non-strategic businesses and assets that are not providing sufficient returns on our investment.

A key strategic emphasis has been improving our consumer products business, especially our branded tissue and towel portfolio. Since our acquisition of Fort James in 2000, we have worked to differentiate our premium brands through product improvements and new advertising, while also capturing higher revenue. In 2004, we significantly improved our two flagship brands, Brawny® paper towels and Quilted Northern® bath tissue, and successfully completed their re-launch in the marketplace.

One of our most innovative concepts for the commercial tissue market, our patented enMotion® touchless towel-dispensing technology, was developed in response to heightened concerns about hygiene in public places. Used primarily by hospitals, foodservice customers, and in other high-traffic public spaces, enMotion® dispensers help to lower waste and reduce maintenance expense. Launched first in the United States, and then in the Netherlands and other European countries, enMotion® has been enjoying significant growth since its launch in late 2002. It clearly has been one of the drivers of our proprietary dispensing strategy. Innovation also has been driving our Dixie® brand. Dixie® continues to be the fastest-growing cup and plate brand in the United States, largely as a result of innovations such as the performance upgrade of our heavy duty plate line and continued expansion of our patented PerfecTouch® cup line. In 2005 and beyond, we must continue making these types of successful innovations throughout our consumer products business.

In our building products business, we will continue with a similar strategy of product differentiation. As in 2004, we will continue to focus our building products business on specialty and value-added products. Furthermore, we will continue to capitalize on the increasing trend toward do-it-yourself building and remodeling through our solid relationships with the fastest-growing retail home improvement centers in the United States. The emergence of these mass retailers is a profound change in the building products business and, because over one third of our sales of building products are sold through them, continuing to focus on this channel is a critical component of our future success. We continue to target this channel in order to attract consumers to our premium branded Plytanium® plywood. As our own surveys have indicated, when given the choice, more than 70% of consumers prefer plywood over oriented strand board panels.

Our packaging segment is focused on selling packaging solutions that are applicable across the entire supply chain from consumer products manufacturers, through distributors and retailers, to customers. One of the services we provide is the Packaging Systems Optimization (PSO) audit. We use PSO to identify and implement cost savings for our customers. We take a total cost perspective and look beyond the package to include all the processes that packaging touches. By doing this, we are able to develop solutions that lower total system cost, not just shift cost from one member of the supply chain to another. Our process is collaborative with our customers and their customers—the retailers.

A number of factors can affect our businesses, including the effectiveness of our operating initiatives, our relationship with several significant customers, and changes in global and local business and economic conditions. These and other risks are noted in the section entitled “Factors That May Affect Future Results” at the end of this discussion and analysis.

Industry Conditions

In addition to our strategic initiatives, the primary issues that will affect us going forward are general economic and operating conditions in the United States and Europe and the levels of supply and demand in the paper and forest product industry. All of our businesses have experienced, and continue to experience, inflationary cost pressures for raw materials and energy costs.

Most of our businesses experienced weak industry conditions during 2002 and the first half of 2003. Industry production capacity generally exceeded demand, resulting in cyclically low prices and declining operating results for our consumer products, packaging, and bleached pulp and paper businesses. We shut down a number of facilities and machines in an effort to maximize the efficiency of our manufacturing and logistics systems, resulting in asset impairment charges and severance costs, which are more specifically discussed in the following segment discussions and in the Notes to Consolidated Financial Statements.

Industry conditions were stronger during the second half of 2003 and throughout 2004. In our building products manufacturing segment, results were driven by very strong demand for building materials and low industry inventories. This positive momentum continued throughout most of 2004 as residential housing starts maintained high levels. Plywood and oriented strand board prices fell sharply in the fourth quarter as we experienced our normal seasonal slowdown, though they have since recovered. We believe housing starts will remain high in the near-term, primarily because mortgage rates are likely to remain historically low, and U.S. immigration trends for the next several years indicate continued growth in new housing starts. We believe that any decline in residential building would be partially offset by commercial and industrial sector gains as the economy improves.

During 2004, particularly in the second half of the year, market conditions improved for our consumer products businesses in North America, as well as our bleached pulp and paper and packaging businesses, driven by improving economic and employment conditions in the United States. Market conditions in Europe remained sluggish during 2004, as we continued to experience declining prices in local currencies coupled with flat sales volumes.

Asbestos

We, and many other companies, are defendants in suits brought in various courts around the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall in 1965, and discontinued using asbestos in the manufacture of these products in 1977. These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to our products. Virtually all asbestos suits involve multiple claimants seeking money damages from multiple defendants. Historically, the vast majority of claims against us have been resolved either by settlement or a dismissal, rather than by jury verdicts.

Beginning in 2001, and again at the end of 2002, 2003, and 2004, we retained National Economic Research Associates (“NERA”), nationally recognized consultants in projecting asbestos liabilities, and Navigant Consulting, nationally recognized consultants in insurance allocation analysis, to work with us to estimate the amounts, net of insurance, that we would pay for our asbestos-related liabilities and defense costs for the following ten-year periods. NERA has reviewed our asbestos indemnity payments and claims activity in 2004 and compared them to the forecast NERA prepared in 2002 of our total asbestos liabilities for 2003 through 2012 and subsequently extended in 2003 though 2013. Based on this review, NERA has determined that our indemnity payments in 2004 are in line with its 2002 forecast. NERA has concluded, as it did at the end of 2003, that the assumptions used in its 2002 forecast to estimate our future asbestos indemnity payments remain valid, and that no changes to the underlying forecast are necessary with respect to that portion of our total liability, other than extending it through 2014. NERA also advised that there is a reasonable basis for estimating that $48 million be added to our reserves to cover estimated indemnity payments in 2014 so that our total reserves cover the next ten years.

Beginning in late 2003 and continuing throughout 2004, we significantly increased our spending to defend asbestos claims because the number of new mesothelioma claims being filed against us increased, and because plaintiffs’ lawyers made higher settlement demands in these cases. During 2004, we developed additional affirmative defenses, conducted more extensive discovery into the medical condition of plaintiffs and their allegations that our products caused such conditions, and significantly increased the number of cases we took to trial. We anticipate that our future defense spending will be significantly more than previously estimated as we respond to plaintiffs’ settlement demands. Accordingly, we worked with NERA to develop a revised projection of our defense costs based on our historical defense spending. At the end of 2004, with NERA’s concurrence, we added $109 million to our overall asbestos reserve for additional defense costs through 2014.

During 2004, we reduced our asbestos insurance receivable by $2 million to reflect the insolvencies of two small insurers, largely offset by a settlement with another insurer that was more favorable than expected. Cash receipts in 2004 were significantly lower than in 2003, since we are currently drawing on a layer of excess insurance where there are significant insolvencies. In addition, the $156 million of insurance receivables we sold in 2003 covered certain payments that would have been received during 2004 and 2005. Although insurance receipts will remain low during 2005 for the same reasons, beginning in 2006 and continuing through 2008 they are expected to increase significantly, and should substantially offset amounts we forecast spending for indemnity and defense costs in those years. All of our available insurance is included in an insurance receivable.

Several events have occurred over the past year in the area of asbestos and tort reform legislation that we believe could potentially have a positive effect on the amount of asbestos claims we pay in the future. A bill to establish a trust fund to pay pending and future asbestos-related disease claims, and remove such cases from federal and state courts, was extensively negotiated by the leadership of both political parties in the United States Senate during 2004, although no vote on the legislation occurred before the elections. A similar bill is expected to be introduced in the Senate early in 2005. Tort reform legislation was enacted in several states during 2004, as it had been in other states in 2003. Generally, such legislation has significantly reduced the number of non-malignant claims being filed against us, and has also required plaintiffs to show that they reside, or were injured, in the jurisdiction in which they bring claims.

For further information regarding our asbestos matters, see Note 17 of the Notes to Consolidated Financial Statements, which information is incorporated by reference.

Overview of 2004 Results

Cash flow and liquidity continue to be strong.

•	Cash flow from operations was $1,474 million.

•	Proceeds from the sale of assets were $1,507 million.

•	Total debt was reduced by $1,953 million.

•	We entered into a new $2,500 million five-year, senior unsecured credit facility, which matures in 2009. This replaces a $2,250 million credit facility, which was scheduled to mature in November 2005.

Net sales were up in each of our business operating segments.

•	After adjusting for the sale of our building products distribution segment, net sales increased by $1,757 million, or 11%, over 2003.

•	Selling prices and volumes for building products we manufacture were significantly higher due to exceptionally strong demand.

Operating profit and income from continuing operations increased.

•	Operating profit increased from $1,252 million to $1,624 million, an increase of 30%.

•	Income from continuing operations increased from $324 million to $626 million, an increase of 93%.

•	Raw materials and energy inflation increased our operating costs approximately $300 million during 2004.

The following chart shows the change in operating profit by segment.

Our fiscal year ends on the Saturday closest to December 31. Typically our fiscal year consists of 52 weeks ending on Saturday. However, because our 2003 fiscal year ended on January 3, 2004, our 2003 fiscal year consisted of 53 weeks.

Liquidity and Capital Resources

We believe it is important to manage our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure that we can meet our financial obligations and finance capital spending and attractive business opportunities. We continuously review the appropriate level of debt to employ in our capital structure so that we have the necessary flexibility to finance future growth. Historically, we set debt targets based on our ability to generate cash under various business scenarios.

We maintain a high portion of our debt as long-term at fixed interest rates. We intend to manage the maturities of our long-term debt (excluding bank debt) so that generally no more than $500 million matures in any one year and, if it does, so that the sum of the maturities in any two consecutive years does not significantly exceed $1 billion. Our current maturities are in substantial compliance with these guidelines. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Currently, approximately 77% of our aggregate debt is at fixed rates.

Short-term debt is generally used to fund seasonal working capital needs. We utilize bank credit for temporary short- to intermediate-term financing, and to bridge known or expected events. Additionally, we maintain committed, available borrowing capacity to allow for seasonal, timing or unexpected needs.

We are focused on reducing the amount of debt that we carry and minimizing the interest costs on that debt. During 2004, our total debt level was reduced by $1,953 million using proceeds from asset sales and operating cash flows. We expect our cash flow from operations and financing activities will be sufficient to fund planned capital investments, pay dividends and make scheduled debt repayments for the foreseeable future. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

In 2004, we generated cash from operations of $1,474 million compared to $1,792 million a year ago. Cash flow from operations in 2004 was impacted by $250 million of normal working capital buildup in our building products distribution business prior to its sale and a $100 million increase in pension-related payments. During 2003, cash from operations included a $354 million income tax refund.

Investing Activities

Capital expenditures for property, plant and equipment for 2004 were $713 million, compared to $710 million in 2003. Our capital spending for 2005 is expected to be approximately $820 million and will be funded primarily by cash flows from operations. This includes a new oriented strand board facility in Hosford, Florida, which is expected to begin operating in the first half of 2005. Other major projects for 2005 include the installation of a boiler and a turbine generator at our Port Hudson, Louisiana facility and the installation of wastewater treatment equipment at our Palatka, Florida facility. The following charts show our capital expenditures by business operating segment.

On April 15, 1998, the United States Environmental Protection Agency (“EPA”) promulgated a set of regulations known as the “Cluster Rule” that established new requirements for air emissions and wastewater discharges from pulp and paper mills. The Cluster Rule requires pulp and paper mills to eliminate elemental chlorine in the pulp bleaching process. The Cluster Rule imposes Maximum Achievable Control Technology, or MACT, regulations, with MACT I regulations covering pulping and bleaching and MACT II regulations covering combustion sources. We estimated that we would make capital expenditures of up to approximately $534 million through April 2007 in order to comply with the Cluster Rule’s requirements. Of that total, approximately $428 million was spent through 2004, including $43 million in 2004, and an additional $95 million is expected to be spent in 2005. The work performed in 2004 was a combination of MACT II requirements and installation of several systems for the second part of MACT I. The remainder of that total will be spent on requirements under MACT II at Big Island, Virginia and the second part of the MACT I regulations (to be completed in 2006 and 2007).

In February 2004, the EPA finalized two new MACT requirements that establish air emission limits for plywood and composite panel facilities (“PCWP MACT”) and for certain boilers at both wood products and pulp and paper facilities (“Boiler MACT”). Compliance with these standards will be required by mid-2007. We currently estimate compliance costs for the PCWP MACT standard to be approximately $80 million at 19 plants, and for the Boiler MACT standard to be approximately $50 million on 40 boilers at various manufacturing locations.

During 2004, we sold our building products distribution segment, our stand-alone market pulp mills in Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad, our interest in a Brazilian pulp business, and four hardwood lumber mills, as well as several non-strategic packaging assets and an aircraft. The table below shows the financial impacts of these and other asset sales during 2004:

In millions	Proceeds	Pre-tax gain included in other income	Pre-tax gain included in discontinued operations	Debt assumed by purchaser
Building products distribution segment	$808	$20	$–	$–
Non-integrated pulp mills	520	–	6	73
Brazilian pulp business	70	24	–	–
Packaging assets	46	30	–	–
Other	63	5	–	–

Total	$1,507	$79	$6	$73

During the second quarter of 2004, we purchased packaging facilities in Ontario, California and Harrington, Delaware for approximately $21 million.

Financing Activities

Our debt decreased by $1,953 million to $8,695 million at January 1, 2005 from $10,648 million at January 3, 2004. This decrease includes the effect of changes in foreign currency exchange rates of $8 million. For 2004, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.0%. The following table details changes in our short and long-term debt balances during 2004:

In millions	Short-term	Long-term(1)	Total
Beginning balances:	$689	$9,959	$10,648
Maturities:
Eurobond	–	(363)	(363)
Industrial revenue bonds	–	(30)	(30)
Money markets	(400)	–	(400)
Notes	–	(336)	(336)
Assumed by buyer	–	(73)	(73)
Repayments(2)	(1,302)	(6,039)	(7,341)
Borrowings(2)	1,581	5,050	6,631
Other:
Amortization of debt discount	–	(33)	(33)
Effect of foreign currency exchange rates	–	(8)	(8)

Ending balance	$568	$8,127	$8,695

(1)	Includes current portion of long-term debt.
(2)	Includes repayments and re-borrowings under our senior credit facility of $4,485 million and $4,940 million, respectively.

For a detailed discussion of our debt position and the financing activities, see Note 9 of the Notes to Consolidated Financial Statements.

Our borrowing arrangements contain a number of financial and non-financial covenants. The more significant financial covenants are discussed in Note 9 of the Notes to Consolidated Financial Statements. In addition, certain agreements contain cross-default provisions. Our continued compliance with these covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

On July 2, 2004, we entered into a new $2.5 billion, five-year, senior unsecured credit facility that includes a $500 million non-amortizing term loan. This new credit facility matures July 2, 2009 and replaces a $2.25 billion, five-year credit facility that would have matured November 3, 2005. Amounts outstanding under this facility include the following:

In millions	January 1, 2005
Commitments:
Revolving loans	$2,000
Term loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letter of credit agreements(1)	(606)
Revolving loans due July 2009, average rate of 3.1%	(205)
Term loans due July 2009, average rate of 3.5%	(500)

Total committed and outstanding	(1,311)

Total credit available	$1,189

(1)	The letter of credit agreements include only standby letters of credit issued pursuant to the senior credit facility.

As of January 1, 2005, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

The following table presents principal (or notional) amounts and related weighted average interest rates by year of expected maturity for our debt obligations and interest rate exchange agreements as of January 1, 2005.

In millions, except percentages	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value January 1, 2005
Secured borrowings and short-term notes	$568	–	–	–	–	–	$568	$568
Average interest rates	2.8%	–	–	–	–	–	2.8%	2.8%
Credit facilities	–	–	–	–	$705	–	$705	$705
Average interest rates	–	–	–	–	3.4%	–	3.4%	3.4%
Notes and debentures	–	$605	$300	$350	–	$5,069	$6,324	$7,179
Average interest rates	–	7.4%	6.9%	7.4%	–	8.4%	8.2%	5.4%
Revenue bonds	$21	$1	$29	$21	$9	$704	$785	$773
Average interest rates	5.6%	5.7%	4.9%	5.0%	5.8%	5.3%	5.3%	4.8%
Capital leases	$16	$17	$20	$25	$25	$189	$292	$345
Average interest rates	8.8%	13.8%	7.1%	6.9%	7.1%	6.8%	8.4%	5.5%
European debt	$10	$7	$4	$3	$4	$16	$44	$44
Average interest rates	4.5%	4.7%	3.9%	3.8%	3.9%	2.9%	3.7%	3.9%
Other loans	$10	–	–	–	–	–	$10	$10
Average interest rates	3.1%	–	–	–	–	–	3.1%	3.1%

Debt subtotal	$625	$630	$353	$399	$743	$5,978	$8,728

Less: unamortized debt discount							(33)

Total debt balance							$8,695

Notional amount of interest rate exchange agreements (fixed to floating)	$–	$–	$75	$125	$–	$300	$500	$(6)
Notional amount of interest rate exchange agreements (rate collar)	$47	$–	$–	$–	$–	$–	$47	$1
Average interest rate cap	7.5%	–	–	–	–	–	7.5%	7.5%
Average interest rate floor	5.5%	–	–	–	–	–	5.5%	5.5%

For obligations with variable interest rates, the preceding table sets forth payout amounts based on weighted average rates as of January 1, 2005, and does not attempt to project future interest rates. Approximately $109 million of our revenue bonds are supported by letters of credit that expire within one year. We have the intent and the ability to renew these letters of credit annually. Therefore, maturities of these obligations are reflected above in accordance with their stated terms.

The following table details activity in our debt ratings during 2004:

Rating Agency	Current Rating	Prior Rating	Date of Change
Standard & Poor’s:
Long-term debt	BB+ (stable)	BB+ (negative)	May 4, 2004
Moody’s Investor Services:
Liquidity rating	SGL-2 (good)	SGL-3 (adequate)	July 14, 2004
Senior implied and guaranteed debt	Ba2 (positive)	Ba2 (stable)	December 16, 2004
Georgia-Pacific senior unsecured notes	Ba3 (positive)	Ba3 (stable)	December 16, 2004
Georgia-Pacific debt guaranteed by Fort James	Ba2 (positive)	Ba2 (stable)	December 16, 2004
Fitch Ratings:
Senior unsecured long-term debt	BB+ (stable)	BB (negative)	April 27, 2004

In 2004, we redeemed the following debentures:

Face Amount (in millions)	Coupon	Date Redeemed	Maturity Date
$243	9.875%	February 27, 2004	November 1, 2021
250	9.625%	March 31, 2004	March 15, 2022
250	9.500%	April 20, 2004	May 15, 2022
240	9.125%	May 6, 2004	July 1, 2022
250	8.250%	October 28, 2004	March 1, 2023
250	8.125%	October 28, 2004	June 15, 2023

During 2004, we recorded a pretax charge of $76 million for call premium fees and to write off deferred debt issuance costs due to early extinguishment of debt including prior credit facility fees.

Dividends

During 2004 and 2003, we paid dividends totaling $129 million and $126 million, respectively. On February 3, 2005, we announced that our Board of Directors increased our quarterly cash dividend by 40 percent to 17.5 cents per share from 12.5 cents per share. The increased dividend is equal to an annual rate of 70 cents per share compared with the previous annual rate of 50 cents per share.

Contractual Obligations

The following table presents commitment amounts by year of expected expiration for our total debt, standby letter of credit agreements, operating leases, purchase obligations, and other long-term liabilities.

In millions	2005	2006	2007	2008	2009	Thereafter	Total
Total debt from above(1)	$625	$630	$353	$399	$743	$5,978	$8,728
Standby letters of credit(2)	–	–	–	–	–	19	19
Operating leases	79	73	58	54	46	405	715
Purchase obligations:(3)
Operating	380	259	227	207	161	273	1,507
Capital spending	101	3	–	–	2	13	119
Other long-term liabilities(4)	332	391	280	281	489	525	2,298

Total	$1,517	$1,356	$918	$941	$1,441	$7,213	$13,386

(1)	Balance excludes unamortized debt discounts of $33 million.
(2)	Standby letters of credit that are not included above under the credit facilities. Because of our intent and ability to renew the standby letters of credit as they mature, they have been presented with no definitive maturity date.
(3)	The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw material purchases and utilities contracts. Other significant items included in the above table reflect purchase obligations related to advertising agreements and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities.
(4)	Other long-term liabilities are liabilities reflected in our consolidated balance sheets that have known payment streams. Payments include: workers’ compensation reported case reserves; environmental cases where we have received a decree with scheduled payments from the regulating agency; legal liabilities that have been settled or where a judgment has been issued; premium payments associated with self-insurance and postretirement benefits; and pension contributions and asset retirement obligations. Amounts also include notes payable from monetizations of notes receivable.

Off-Balance Sheet and Other Arrangements

We currently do not have any non-consolidated special purpose arrangements.

Guarantees and Indemnifications

We are a party to contracts in which we agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

Additionally, in connection with the sale of assets and the divestiture of businesses, we typically agree to indemnify the buyer of the assets and related parties for certain losses or liabilities incurred by the buyer with respect to (i) the representations and warranties made by us to the buyer in connection with the sale and (ii) the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities, and other liabilities not assumed by the buyer in the transactions. See Note 17 of the Notes to Consolidated Financial Statements for a discussion of these indemnities.

Other Financing Arrangements

We have an accounts receivable secured borrowing program. G-P Receivables, our wholly-owned subsidiary, is the special purpose entity into which the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as “Receivables” and “Secured borrowings and short-term notes,” respectively, in the accompanying consolidated balance sheets. Under the borrowing program, as collections reduce previously pledged interests, new receivables may be pledged. See Note 6 of the Notes to Consolidated Financial Statements.

Prior to 1996, we sold certain operating assets to an unrelated third party for $354 million and agreed to lease the assets back from the purchaser/lessor over a period of 30 years. Under the agreement with the purchaser, we agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund our lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, we recorded an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $346 million on our balance sheet. The subsequent sale of these assets to Domtar Inc. in 2001 required us to repurchase these assets from the lessor. Accordingly, we agreed with the lessor to a deferred payment arrangement essentially under the same terms as the original lease obligation. We agreed to maintain the original deposit under our existing terms and create a second deposit. The sum of these deposits (approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and, accordingly, we have recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities.”

In conjunction with the pre-2000 sales of timberlands located in California and Maine, we received notes from the purchasers totaling $718 million. The notes received from the California sales were monetized through the issuance of notes payable in a private placement and through the issuance of commercial paper. The notes received from the Maine sale (the “Maine Notes”) were monetized through the issuance of notes payable in a private placement. The proceeds from such monetizations were used to repay debt. Proceeds from the notes received from the purchasers are being used to fund payments required for the notes payable and commercial paper. The notes receivable are classified as “Other assets” and the notes payable are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets. The Maine Notes were issued by G-P Maine, Inc., an indirect, wholly owned subsidiary of ours. It is a separate corporate entity from us, and its assets will be available first and foremost to satisfy the claims of its creditors.

Results of Operations and Related Information

In this section, we discuss and analyze our 2004 net sales, operating profit and other information relevant to an understanding of our 2004 results of operations. In this discussion and analysis, we compare our 2004 results to 2003, and our 2003 results to 2002.

Analysis of Net Sales By Business Segment—Three Years Ended January 1, 2005

	Fiscal Year Ended
In millions	2004	2003	2002
Net sales:
North America consumer products	$5,656	$5,434	$5,455
International consumer products	2,072	1,941	1,663
Packaging	2,968	2,787	2,740
Bleached pulp and paper	2,230	2,053	1,962
Paper distribution	–	–	4,755
Building products manufacturing	6,892	5,885	5,165
Building products distribution(1)	1,886	4,266	3,737
Other(2)	(2,048)	(2,710)	(2,762)

Total net sales	$19,656	$19,656	$22,715

(1)	Represents sales prior to the sale of the building products distribution segment on May 7, 2004.
(2)	Includes the elimination of intersegment sales.

Comparison of 2004 to 2003:

In millions	Change in Net Sales
North America consumer products	$222	4%
International consumer products	131	7%
Packaging	181	6%
Bleached pulp and paper	177	9%
Building products manufacturing	1,007	17%
Building products distribution	(2,380)	(56)%
Other	662	24%

Consolidated	$–	– %

Consolidated net sales were flat in 2004 compared to 2003. We sold our building products distribution business on May 7, 2004 and, therefore, our 2004 operating results for this segment represent four months of operations compared with a full year in 2003. Excluding the net sales by the building products distribution segment and treating our intrasegment sales to this segment as outside sales, consolidated net sales for 2004 from our ongoing operations increased approximately 11% compared to 2003.

•	North America consumer products net sales increased 4% due primarily to an average price increase of approximately 5% throughout 2004 across all channels for retail tissue and Dixie products. Average prices for commercial products were flat. Volumes across all business lines remained relatively flat.

•	International consumer products net sales increased 7% primarily due to a weaker U.S. dollar relative to the Euro, which benefited reported net sales by approximately $199 million. The positive effect of currency movements was partially offset by a 3% decrease in pricing in local currency. In contrast to the positive effect of currency movements, competitive market conditions in most countries caused our sales volumes to remain flat and put downward pressure on selling prices in local currencies.

•	Packaging net sales increased 6% as a result of increased demand and higher pricing for all products. Sales volumes were up approximately 2% for containerboard and boxes.

•	Bleached pulp and paper net sales increased 9% as a strengthening U.S. economy and a weaker U.S. dollar drove increased volumes and price improvements.

•	Building products manufacturing net sales increased 17% due to higher average selling prices and volumes from exceptionally strong demand for building materials as a result of the strength in both residential and non-residential construction in 2004. In addition, we also experienced higher demand as a result of an active 2004 hurricane season.

•	Other sales primarily represent the elimination of intersegment sales and some miscellaneous businesses.

Comparison of 2003 to 2002:

In millions	Change in Net Sales
North America consumer products	$(21)	–
International consumer products	278	17%
Packaging	47	2%
Paper distribution	(4,755)	NM
Bleached pulp and paper	91	5%
Building products manufacturing	720	14%
Building products distribution	529	14%
Other	52	2%

Consolidated	$(3,059)	(13)%

Consolidated net sales decreased 13% due to the November 2002 sale of a controlling 60% interest in Unisource, our paper distribution business. Excluding the net sales from this business, consolidated net sales for 2003 increased 9% compared to 2002.

•	North America consumer products net sales remained flat, as industry growth in the retail tissue and commercial tissue was below historical averages. Our retail business maintained bath tissue market share, while growing towel market share. However, retail selling prices declined 3% during the year as a result of heavy trade promotion activity. The commercial tissue market suffered from excess capacity in 2003, caused in part by the restarting of production at tissue mills that had been idled. Commercial tissue selling prices improved 2% during 2003. Our Dixie® business improved its market share in the retail channel through the growth of its core cup and plate franchise and implemented price increases.

•	International consumer products net sales increased 17% due to a $279 million impact of a weaker United States dollar against local currencies, primarily the Euro and British pound.

•	Packaging net sales increased 2% despite market pricing pressures experienced during the year.

•	Bleached pulp and paper net sales increased 5% primarily due to higher selling prices for bleached board and recycled fiber. Pricing within our office paper and kraft businesses was contrastingly weak as a soft economy drove demand levels significantly below production capacity.

•	Building products manufacturing net sales increased 14% primarily due to increases in average selling prices for plywood and oriented strand board of 15% and 74%, respectively. Prices increased due to strong growth in residential housing starts in the second half of 2003, combined with low inventories in the distribution channels. Sales volumes for plywood, treated lumber and gypsum increased 5%, 13% and 7%, respectively. These increases were offset by a 13% decline in sales volumes for oriented strand board, a portion of which is due to the sale of the Woodland, Maine plant during the third quarter of 2002.

•	Building products distribution net sales increased 14%, primarily due to increased selling prices for plywood and oriented strand board, combined with a 12% increase in lumber shipments due to strong market demand.

•	Other sales primarily represent the elimination of intersegment sales and some miscellaneous businesses.

Analysis of Operating Profit (Loss) By Business Segment—Three Years Ended January 1, 2005

	Fiscal Year Ended
In millions	2004	Return on Net Sales(2)	2003	Return on Net Sales(2)	2002	Return on Net Sales(2)
Operating profit (loss):
North America consumer products(a)	$698	12%	$601	11%	$851	16%
International consumer products(b)	174	8	160	8	141	8
Packaging(c)	304	10	345	12	321	12
Bleached pulp and paper(d)	51	2	(48)	(2)	36	2
Paper distribution(e)	–	–	–	–	(516)	(11)
Building products manufacturing(f)	997	14	378	6	129	3
Building products distribution(g)	111	6	98	2	50	1
Other(1)	(711)	NM	(282)	NM	(703)	NM

Total operating profit (loss)	$1,624	8	$1,252	6	$309	1
Interest expense	701		819		827

Income (loss) from continuing operations before income taxes	923		433		(518)
Provision (benefit) for income taxes	297		109		(318)

Income (loss) from continuing operations	626		324		(200)
(Loss) income from discontinued operations, net of tax	(3)		(98)		10

Income (loss) before accounting changes	623		226		(190)
Cumulative effect of accounting changes, net of tax	–		28		(545)

Net income (loss)	$623		$254		$(735)

(1)	Includes the elimination of intersegment sales.
(2)	Return on Net Sales percentage is calculated by dividing the respective operating profit (losses) by net sales for each segment.
NM	Not meaningful
(a)	Operating profit for 2004 includes asset impairment/restructuring charges of $46 million, offset by a $9 million adjustment of environmental reserves and a $5 million gain on asset sales; operating profit for 2003 includes asset impairment/restructuring charges of $81 million offset by a $66 million credit adjustment of environmental reserves; operating profit for 2002 includes restructuring charges of $18 million.
(b)	Operating profit for 2004 includes asset impairment/severance charges of $4 million; operating profit for 2003 includes restructuring charges of $15 million.
(c)	Operating profit for 2004 includes $30 million of gains on asset sales, offset by $8 million of severance charges; operating profit for 2003 includes $68 million of gains on asset sales.
(d)	Operating profit for 2004 includes $24 million of gains on asset sales, offset by $1 million of asset impairment/severance charges and a $21 million loss from our equity investment in Unisource; operating profit for 2003 includes asset impairment charges of $56 million and a $24 million loss from our equity investment in Unisource; operating profit for 2002 includes a $3 million loss from our equity investment in Unisource.
(e)	Operating loss for 2002 includes asset impairment charges of $208 million and a loss on the sale of the business of $298 million.
(f)	Operating profit for 2004 includes asset impairments and severance of $19 million, offset by a $5 million gain on asset sales; operating profit for 2003 includes asset impairment/restructuring charges of $40 million.
(g)	Operating profit for 2004 includes $20 million of gains on asset sales.

Comparison of 2004 to 2003:

In millions	Change in Operating Profit/Loss
North America consumer products	$97	16%
International consumer products	14	9%
Packaging	(41)	(12)%
Bleached pulp and paper	99	206%
Building products manufacturing	619	164%
Building products distribution	13	13%
Other	(429)	(152)%

Consolidated	$372	30%

Consolidated operating profit for 2004 increased 30% compared to 2003.

North America Consumer Products

•	The increase in operating profit was primarily driven by improved pricing and product mix for retail tissue and Dixie products, combined with lower selling, general and administrative expenses. These improvements were partially offset by cost inflation for waste paper, resin and natural gas; advertising and promotion costs due to the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue; and higher distribution costs driven primarily by fuel and transportation inflation and changes in the sourcing patterns for our new Brawny® paper towels. Case shipments were relatively flat in 2004, as market conditions were competitive in all businesses.

•	Included in the 2004 results was a $46 million charge for employee termination costs, asset impairments and asset write-offs primarily related to restructuring in the Dixie® business and at the Green Bay, Wisconsin and Bellingham, Washington paper mills. Also reflected in 2004 results is a $5 million gain from the sale of warehouse assets of our Dixie® business and a credit of $9 million from an increase in an insurance receivable related to an environmental remediation site. Included in the 2003 operating results were a credit of $66 million related to the reversal of excess environmental reserves and charges of $67 million for asset impairment, severance and business reorganization costs related to the closure of tissue manufacturing and converting operations at our Old Town, Maine mill (see Note 5 of the Notes to Consolidated Financial Statements) and at our Dixie and tissue businesses, and $14 million of various restructuring charges.

International Consumer Products

•	The increase in segment operating profit resulted primarily from the $17 million positive impact of a weaker United States dollar against the functional currencies of the businesses in the segment. Excluding this favorable impact, operating profit was relatively flat. We experienced higher costs for purchased pulp in 2004, but we were largely able to offset this by cost reduction efforts in other areas of our business.

•	Included in the 2004 results is a $4 million charge primarily related to the relocation of our Athens, Greece converting facility and a fire at our Russian facility. Included in the 2003 operating results were charges of $15 million for employee termination costs as a result of a significant overhead reduction and the relocation of converting assets in our United Kingdom business.

Packaging

•	Operating profit for 2004 included gains on the sale of packaging assets of $30 million, offset by a charge of $8 million for relocation costs. Operating profit for 2003 included gains on the sale of packaging assets of $68 million.

•	Excluding the gains and relocation costs, the 2004 increase in operating profit was due to 2% higher sales volumes for containerboard and boxes, and price increases for all products offset by higher secondary fiber costs and energy costs.

Bleached Pulp and Paper

•	Operating profit for 2004 included a gain of $24 million related to the sale of our interest in a Brazilian pulp business. Our 2003 operating loss included an impairment charge of $49 million related to our Old Town, Maine pulp mill and other impairment charges of $7 million.

•	Excluding these items, the increase in operating profit was due to higher average selling prices and sales volumes along with cost reduction from the shutdown of a high cost paper machine at the Camas, Washington mill. This was partially offset by higher cost levels for natural gas, and transportation. Losses related to our minority interest in Unisource were $21 million in 2004, compared to $24 million in 2003.

Building Products Manufacturing

•	The increase in operating profit resulted from significantly higher selling prices and volumes. This was offset slightly by higher costs for wood, natural gas, and resin.

•	Operating profit for 2004 included asset impairments and severance costs of $19 million related to the closing of certain plants and a gain of $5 million from the sale of four hardwood mills. Included in the 2003 operating profit were charges of $40 million, primarily for asset impairments and facility closure costs.

Building Products Distribution

•	This segment was sold on May 7, 2004, and, therefore, our 2004 operating results for this segment represent four months of operations compared with the full year in 2003. The increase in operating profit for 2004 is due to a $20 million gain on the sale of the distribution business and exceptionally strong markets in building materials in the first part of 2004.

Other

•	Operating loss includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

•	The results for 2004 included a $159 million charge to the asbestos liability reserve and a $76 million loss from early extinguishment of debt including prior credit facility fees.

•	During 2004, stock-based compensation expense increased by approximately $75 million due to the increase in the market value of our common stock and the recognition of expense related to 2002 performance awards earned in 2004. In addition, other compensation expenses, which vary based on our financial performance increased by $39 million.

•	Included in 2003 was a net credit of $102 million to increase the estimated amount that we expect to receive from asbestos liability insurance (net of a $54 million charge to extend the projection of our asbestos liability through 2013).

During 2004, we recorded pension expense of $177 million and made cash pension contributions of $207 million. Pension expense for 2005 is estimated to be $161 million, primarily as a result of the favorable investment returns on plan assets in 2004. Cash pension contributions for 2005 are estimated to be $193 million, reflecting quarterly contributions to certain plans as required by the IRS Code, as well as certain voluntary contributions.

Comparison of 2003 to 2002:

In millions	Change in Operating Profit/Loss
North America consumer products	$(250)	(29)%
International consumer products	19	13%
Packaging	24	7%
Bleached pulp and paper	(84)	(233)%
Paper distribution	516	NM
Building products manufacturing	249	193%
Building products distribution	48	96%
Other	421	60%

Consolidated	$943	305%

Consolidated operating profit improved in 2003, due in large part to the lack of operating losses from Unisource, our paper distribution business, including impairment charges and a loss on sale of our controlling 60% interest in this business in November 2002.

North America Consumer Products

•	Operating profit for 2003 decreased 29% primarily due to a decline in commercial tissue sales volumes; lower selling prices for retail tissue; higher fiber, natural gas and petroleum-based resin costs; and start-up costs associated with the launch of our improved Brawny towels.

•	Included in the 2003 operating results were a credit of $66 million related to the reversal of excess environmental reserves, charges of $67 million for asset impairment, severance and business reorganization costs related to the closure of tissue-manufacturing and converting operations at our Old Town, Maine mill (see Note 5 of the Notes to Consolidated Financial Statements) and our Dixie® and other tissue businesses, and $14 million of other various restructuring charges. Included in the 2002 operating results were charges of $18 million primarily related to severance and facility closure costs.

International Consumer Products

•	Operating profit for 2003 increased 13% over 2002 due to a $27 million favorable impact of a weaker United States dollar compared to functional currencies of the businesses in this segment.

•	Included in the 2003 operating results were charges of $15 million related to employee termination costs caused by a significant overhead reduction in our United Kingdom business.

Packaging

•	Operating profit for 2003 increased 7% due to an $18 million gain on the sale of packaging assets, and a $50 million gain on the sale of most of our railroad operations (see Note 4 of the Notes to Consolidated Financial Statements).

•	Net of asset sales, the decline in operating profit of $45 million is primarily due to pricing pressure experienced during the year, and higher labor, benefits, wood and natural gas costs.

Bleached Pulp and Paper

•

Operating losses for 2003 increased 233% primarily due to an impairment charge of $49 million related to our Old Town, Maine pulp mill, other impairment charges of $7 million, a $15 million loss from our equity investment in Unisource, and $9 million of other expenses related to Unisource. The decision to close the tissue-manufacturing and converting operations at our Old Town, Maine mill caused certain pulp assets at this location to be impaired (see Note 5 of the Notes to Consolidated Financial Statements).

•	Included in the 2002 operating results is a $1 million loss from our equity investment in Unisource and other related costs.

Building Products Manufacturing

•	Operating profit for 2003 increased 193% primarily due to increases in average selling prices for plywood and oriented strand board when compared with the prior year. Included in the 2003 operating profit were charges of $40 million, primarily for asset impairments and facility closure costs.

•	Due to excess production capacity in the building products manufacturing industry, we closed or indefinitely curtailed production at certain facilities in our structural panels, industrial wood products and lumber businesses during 2003. In connection with these closures and curtailments, we recorded charges of $22 million for asset impairments and losses on disposal of assets, and $4 million of employee termination costs.

•	Additionally, we recorded an impairment charge of $12 million related to the closure of our White City, Oregon facility in 2003.

Building Products Distribution

•	Operating profit for 2003 increased 96% from 2002 primarily as a result of increased selling prices and profit margins for plywood and oriented strand board, combined with an increase in lumber shipments.

Paper Distribution

•	Operating losses of this segment for 2002 totaled $516 million, including an impairment charge of $208 million and a loss on the sale of a 60% interest in this business of $298 million. During 2003, losses related to our remaining 40% investment in Unisource totaled $24 million.

Other

•	This segment includes some miscellaneous businesses, unallocated corporate operating expenses, and the elimination of profit on intersegment sales. Other operating loss decreased 60% in 2003 compared to 2002.

•	Included in the 2003 loss was a net credit of $102 million to increase the estimated amount that we expect to receive from asbestos liability insurance (net of a $54 million charge to extend the projection of our asbestos liability through 2013), a charge of $36 million for costs to settle lawsuits, a charge of $10 million for pension settlement costs, and $9 million of costs to monetize a portion of the asbestos insurance receivable. See Note 17 of the Notes to Consolidated Financial Statements. Included in the 2002 loss are $378 million of pre-tax charges primarily for asbestos and business separation costs. During 2003, we also incurred $46 million higher stock-based compensation expense related principally to the increase in the market value of our common stock, offset by reduced corporate administrative expenses, higher foreign currency transaction gains, higher insurance refunds, and lower legal and environmental expenses. The increase in stock-based compensation expense was not related to the adoption in 2003 of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) (see Note 1 of the Notes to Consolidated Financial Statements).

Consolidated Statement of Operations Discussion:

Interest:

•	Interest expense, net, in 2004 decreased $118 million compared to 2003 principally as a result of lower debt levels, offset somewhat by higher average interest rates. Debt decreased $1,953 million during 2004. Interest expense allocated to discontinued operations was $5 million and $14 million in 2004 and 2003, respectively.

•	Interest expense, net, decreased $8 million in 2003 compared to 2002 as a result of lower debt levels, offset somewhat by higher average interest rates. The higher average interest rates resulted primarily from refinancing $2.5 billion of lower rate, shorter-term debt in 2003 to $2.5 billion of higher rate, longer-term debt.

Income Tax:

•	The effective tax rate in 2004 was lower than the statutory rate primarily because of lower international income tax rates, the utilization of tax credits and favorable changes in the status of tax audits, partially offset by taxes related to the sale of our interest in a Brazilian pulp business (see Note 13 to the Notes to Consolidated Financial Statements).

•	The effective tax rate in 2003 was lower than the statutory rate primarily because of lower international income tax rates, the utilization of foreign tax credits and favorable changes in the status of tax audits. (See Note 13 to the Notes to Consolidated Financial Statements)

•	The effective tax rate in 2002 was different from the statutory rate primarily because of the write-off of nondeductible goodwill (see Note 13 of the Notes to Consolidated Financial Statements) and because of tax benefits resulting from the loss on the sale of a 60% interest in our paper distribution business (see Note 4 of the Notes to Consolidated Financial Statements).

Related-Party Transactions

Unisource:

In November 2002, we sold a 60% controlling interest in Unisource, our paper distribution business, to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest. As of January 1, 2005, we own a 38.85% interest in Unisource. We account for our investment in Unisource using the equity method. As a result, Unisource meets the definition of a related party under SFAS No. 57, Related Party Disclosures. Subsequent to the sale of our controlling interest, Unisource has been, and continues to be, a customer with sales totaling $295 million and $291 million in 2004 and 2003, respectively. Sales terms are negotiated at arms’ length and reflect market prices.

As part of the sale, we received two payment-in-kind notes from Unisource with face amounts of $70 million and $100 million. These notes accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012. At the time of the transaction, we discounted these notes using an effective weighted- average interest rate of 12.33%, resulting in a recorded book value of $105 million. The book value of the notes at January 1, 2005 was approximately $136 million due to the accrual of interest.

With the sale, we entered into a sublease with Unisource for certain warehouses retained by us. The balance of our sublease receivable at January 1, 2005 was $142 million. We also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, for workers’ compensation, general liability, automobile liability and property insurance. In addition, we entered into a loan agreement pursuant to which we agreed to provide Unisource with a $100 million subordinated secured loan. Any amounts drawn under the loan agreement will mature in May 2008 bearing interest at a fluctuating rate based on LIBOR. No amounts were outstanding under this loan at January 1, 2005.

GA-MET:

We are a 50% partner in a joint venture (“GA-MET”) with Metropolitan Life Insurance Company (“Metropolitan”). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. At January 1, 2005, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $122 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

Discontinued Operations

Our discontinued operations had a net loss in 2003 of $98 million, compared to net income of $10 million in 2002, primarily as a result of a charge of $106 million for the write-off of goodwill related to our pulp operations.

Environmental Matters

As is the case with other companies in similar industries, we face exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during recent years provides only very limited coverage for environmental matters.

Fox River Site

The Fox River Site in Wisconsin is comprised of 39 miles of the Fox River and Green Bay. The site was nominated by the EPA (but never finally designated) as a Superfund Site due to contamination of the river by PCBs through wastewater discharged from the recycling of carbonless copy paper from 1953 to 1971. We became a PRP following our acquisition of Fort James in 2000 because a Fort James mill in Green Bay, Wisconsin discharges into the Fox River.

In late July of 2003, the EPA and the Wisconsin Department of Natural Resources (“WDNR”) issued a Record of Decision (“ROD”) setting forth a cleanup plan for the Fox River, including the area into which a Fort James mill discharged wastewater. The ROD estimated the total cost of the Fox River Site cleanup at approximately $324 million. Subsequently, we analyzed the ROD to understand its critical assumptions, including among others the volume of sediment to be dredged, the assumed cost of such dredging, the methods of disposing of the dredged wastes, and the use of remedies other than dredging. In late 2003, we concluded that our share of the costs to clean up the portion of the Fox River Site for which we are responsible was less than we originally estimated. Accordingly, in the fourth quarter of 2003, we reduced the related environmental reserve for this site and recorded a pre-tax credit of $66 million.

For further discussion regarding commitments and contingencies, including our environmental liabilities, see Note 17 of the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

In applying our accounting policies, we are often required to make certain assumptions about matters that are uncertain at the time. In some instances, our use of different assumptions might have resulted in different accounting estimates that could have had a material impact on the presentation of our financial condition or results of operations. Although many of our accounting policies require us to make assumptions, detailed below are the accounting policies which we believe involve our most critical accounting estimates. For a complete discussion of our significant accounting policies, refer to Note 1 of the Notes to the Consolidated Financial Statements. We have reviewed these accounting policies and related estimates with the Audit Committee of our Board of Directors and our external auditors.

Pension Plans

Our pension costs and obligations are dependent on various actuarial assumptions. We make assumptions relating to discount rates, rates of compensation increases, and expected returns on plan assets. Refer to Note 14 of the Notes to the Consolidated Financial Statements for further information on these assumptions. We base our discount rate assumption, used to determine the projected benefit obligations for our U.S. and Canadian pension plans, on Moody’s Investor Service Aa bond yield as of October 31 of each year. For our European pension plans, we base the discount rate on indices comparable to the Aa bond yield within each country. The expected return on plan assets is determined based on historical portfolio results and expectations of future rates of return. Actual results that differ from estimated assumptions are accumulated and amortized over the estimated future working life of the plan participants, and could therefore affect expense recognized and obligations recorded in future periods.

If the discount rate used to determine the 2004 projected benefit obligation for these plans were decreased by 100 basis points, our projected benefit obligation would have increased by approximately $498 million at January 1, 2005, and the 2005 pension expense would increase by approximately $30 million. If such discount rate were increased by 100 basis points, our projected benefit obligation would have decreased by approximately $430 million at January 1, 2005, and the 2005 pension expense would decrease by approximately $28 million. If the expected long-term rate of return on assets used to determine the 2005 expected pension expense for these plans were decreased by 100 basis points, our 2005 pension expense would increase by approximately $36 million. If the expected long-term rate of return on assets were increased by 100 basis points, our 2005 pension expense would decrease by approximately $36 million. The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously.

Environmental and Legal Matters

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and legal matters, including our asbestos liabilities. The more important assumptions in assessing our asbestos liability are the projection of the number of claims that will be filed against us in the future, which are influenced by the population potentially exposed to asbestos-containing products manufactured by us, the expected occurrence of various diseases in these potentially exposed populations, the rate at which these potentially exposed populations actually file claims, and activities of the asbestos plaintiffs bar designed to maximize its profits from such claims. The cost of settling claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in those jurisdictions, the demands of the asbestos plaintiffs bar with respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against or settlements by other defendants on settlement demands against us. The unique nature of our asbestos claims and the calculation of the liability does not lend itself to a sensitivity analysis.

We recognize a liability for environmental remediation and legal indemnification and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. We also have insurance that covers various portions of our asbestos liabilities and defense costs and losses on certain environmental claims. We record insurance recoveries as a receivable to the extent that the realization of the insurance is deemed probable. Such receivables are recorded at an undiscounted amount and are reflected as an asset in the accompanying consolidated balance sheets.

Environmental remediation costs are generally expensed. Environmental compliance costs are generally capitalized when the costs improve the condition of the property or prevent or mitigate future contamination.

Goodwill and Long-Lived Assets

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $7.6 billion at January 1, 2005 and represented 33% of our total assets. In accordance with SFAS No. 142, we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the third fiscal quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated beta risks for a composite group of consumer products companies and forest products peer companies, our target capital mix, and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with the reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. If the discount rate used to estimate the fair value of each reporting unit were increased by 100 basis points, the fair value would continue to exceed the carrying value for all of our reporting units.

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment is recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

See Note 1 of the Notes to Consolidated Financial Statements for additional information on our accounting policies and accounting standards changes.

Factors That May Affect Future Results

Some of the matters discussed in this Form 10-K concerning, among other things, our business outlook, anticipated financial and operating results, strategies and contingencies, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events. There can be no assurance that these events will occur or that our results will be as estimated. In some cases, the forward-looking statements contained in this Form 10-K can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” or “estimates,” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-K. Moreover, in the future, we, through our senior management team, may make additional or different forward-looking statements about the matters described in this Form 10-K. We undertake no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-K and below, and in our other SEC filings, which are incorporated herein by this reference. Events that could cause actual results to differ materially from our forward-looking statements include the following: the realization of announced price increases for many of our products; continued strength in new home building and home renovation; the effect of general economic conditions on the demand for consumer products, building products, and pulp and paper; the corresponding level of demand for and cost of wood fiber, wastepaper, energy and other costs; the success of the branding and marketing strategies we are pursuing for our consumer products; the effect of changes in the productive capacity of manufacturers of competitive products; unanticipated expenditures with respect to environmental, safety and health laws; our ability to continue to reduce debt; and actions taken or to be taken by the United States or other governments as a result of the situation in Iraq and acts or threats of terrorism.

The following more detailed factors, which we again caution are not exclusive, are additional considerations that may affect our future results.

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

As of January 1, 2005, we have recorded reserves for asbestos liabilities and defense costs totaling $984 million and insurance receivables of $525 million reflecting our expected payments and insurance receipts through 2014. Projecting liabilities for asbestos litigation is subject to a number of important risks and uncertainties, including the possibility that the number of asbestos claims filed against us in the future will be greater than projected; the risk that the cost of defending and settling current and future asbestos claims will be higher than projected, resulting in more rapid depletion of available insurance coverage and higher out-of-pocket costs; the possibility of additional insolvencies among insurance carriers; the risk that final resolution of allocation, coverage or other issues affecting available insurance coverage will result in lower insurance recoveries than forecast; the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which we now settle cases; and the risk that bankruptcies of other asbestos defendants may increase our liabilities in the future.

These or other factors could cause our actual liabilities to be materially higher, and our insurance recoveries to be materially lower, than those projected and recorded to date. If these or other factors cause us to determine that the assumptions used to project our asbestos liabilities and defense costs, and insurance recoveries, through 2014 are no longer reasonable, or if we determine that our asbestos liabilities, net of insurance recoveries, for years after 2014 will be material, we may have to establish additional reserves relating to asbestos beyond the charges already taken, and the amount of these reserves may be material. We cannot estimate the amount of any such additional reserves at this time.

Competition, Business Volatility and Ability to Achieve Business Plans

We face intense competition from both large international and small domestic producers in each of our operating segments.

In our consumer products businesses, we face competition from established, global consumer products competitors. Aggressive actions by these competitors can lead to decreased pricing and/or increased advertising and promotional spending by us in order to maintain market share. In order to achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty through the development and introduction of new products and product line extensions, enhance product quality and performance, and develop our marketing and distribution capabilities to serve our customers.

Operating results in our building products, packaging and paper businesses are typically more volatile than in our consumer products businesses. Most of the products in these businesses are commodities, whose selling prices tend to be the principal competitive factor. We cannot control such factors as decreasing demand from customers or increasing supply from competitors, both of which may cause rapid price decreases for such products and in turn adversely affect our net sales, operating income and cash flows.

Dependence on Significant Customers

We consider major mass retailers, warehouse club stores and supermarket chains in both North America and Europe to be significant customers across one or more of our operating segments and we have developed specific and unique approaches to working with these individual customers, which include Wal-Mart Stores Inc., Costco Wholesale Corp., Sam’s Wholesale, Carrefour SA, The Home Depot, Inc., Lowe’s Companies Inc., Royal Ahold N.V., Target Corp., Sysco Corp., Kroger Co., Unisource, US Foodservice and Staples Inc.

We face strong competition for the business of these significant customers. Although no single customer accounts for more than 10% of our consolidated revenues, if any one of our significant customers reduces, delays or cancels substantial orders for any reason, our business and results of operations could be negatively affected, particularly for the quarter in which the delay or cancellation occurs.

We generally do not have long-term sales agreements or other contractual assurances as to future sales to any of our major customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments involving our relationship with, one or more customers. Another result of consolidation in the retail industry is that our customers are able to exert increasing pressure on us with respect to pricing and payment terms.

Substantial Indebtedness

As described elsewhere in this Form 10-K, we have substantial indebtedness. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend in part on cash from operations. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations, as they are subject to general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

Costs Associated with Environmental Compliance and Remediation

Our operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of our operations. For example, the EPA has recently issued the MACT regulations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The costs of compliance with these regulations, and additional or supplementary regulations, cannot be quantified in all cases, and there can be no assurance that the costs of such compliance will not be material to our results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described above and in Note 17 of the Notes to Consolidated Financial Statements, in some instances has been significant, and remediation of future sites could also be significant. There can be no assurance that the final remediation costs of various environmental sites will not exceed currently estimated costs, or that additional sites will not require significant remediation expenses.

Energy Costs

Our manufacturing operations utilize large amounts of electricity, natural gas and petroleum-based fuels. To insure that we use all forms of energy cost-effectively, we maintain ongoing energy efficiency improvement programs at all of our manufacturing sites. Our contracts with energy suppliers vary as to price, payment terms, quantities and duration. Energy costs are also affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. There can be no assurance that there will not be substantial increases in the price, or less availability, of energy sources in the future, especially in light of recent instability in some energy markets, or that we can pass on any such increases through increases in the price of our products.

The reader should not place undue reliance on any forward-looking statements, which are based on current expectations. See the “Factors that May Affect Future Results” above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, we are exposed to risks such as changes in interest rates, commodity prices and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading, and are not used to address risks related to foreign currency exchange rates.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in income or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in current income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income in the period that changes in fair value occur.

Presented below is a description of our most significant risks (interest rate risk, commodity price risk and foreign currency risk) together with a sensitivity analysis of each of these risks based on selected changes in market rates and prices. These analyses reflect our view of changes, which are reasonably possible to occur over a one-year period.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At January 1, 2005, the debt portfolio was composed of approximately 23% of variable-rate debt, adjusted for the effect of interest rate exchange agreements, and 77% of fixed-rate debt. Our strategy to manage exposure to interest rate fluctuations did not change significantly during 2004 and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. See Note 12 of the Notes to Consolidated Financial Statements.

Our debt portfolio is sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates in effect based on the debt agreements. Based on our indebtedness and interest rates in effect as of January 1, 2005, a 100 basis point interest rate increase is estimated to impact the fair value of the debt portfolio by $300 million and annual interest expense by $20 million.

Commodity Price Risk

We are exposed to material commodity price risks through our purchases of wood, recycled fiber and pulp, which we use to make our products. Total purchases of these commodities were approximately $1,879 million in 2004. Costs for these raw materials are driven by industry supply and demand, weather, environmental and logging regulations, the demand for materials from overseas markets, and many other factors. Increases in the prices of wood, recycled fiber and pulp prices will adversely affect our earnings if we cannot increase the selling prices of products that we manufacture or if such increases significantly trail the increases in these costs. Derivative instruments have not been used to manage these risks.

During the third quarter of 2004, we began a natural gas hedging program to manage fluctuations resulting from commodity price risk in the procurement of natural gas. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future hedging contracts, the potential change in our expected 2005 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse change in the price of natural gas would be approximately $42 million. See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains or losses are recorded as foreign currency translation adjustments within stockholders’ equity. We also have transactional gains and losses that are caused by changes in foreign currency exchange rates compared to the U.S. dollar. These transaction gains or losses flow through the consolidated statement of operations.

We perform an annual test to quantify the effects that possible changes in foreign currency exchange rates would have on our annual operating profit and on the translation of the balance sheets of our non-U.S. operations into U.S. dollars. A 10% unfavorable change in the exchange rate of the U.S. dollar as of January 1, 2005, against the then-prevailing exchange rates of applicable foreign currencies would have resulted in a reduction of stockholders’ equity of approximately $23 million, which in the view of management is not material to our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the integrity and objectivity of all financial information included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Form 10-K is consistent with that in the consolidated financial statements.

Ernst & Young LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein its unqualified opinion on those financial statements.

The Audit Committee of the Board of Directors, which oversees our financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent accountants, and our internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent accountants, internal audit function, system of internal controls, and legal compliance and ethics programs as established by our management and the Board of Directors. The internal auditors and the independent accountants periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Robert P. Nelson

Vice President and Controller

Danny W. Huff

Executive Vice President—Finance and Chief Financial Officer

A.D. Correll

Chairman and Chief Executive Officer

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Georgia-Pacific Corporation:

We have audited the accompanying consolidated balance sheets of Georgia-Pacific Corporation and subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Georgia-Pacific Corporation and subsidiaries at January 1, 2005 and January 3, 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 7, and 8 to the consolidated financial statements, in 2003, the Corporation adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended, and SFAS No. 143, Accounting for Asset Retirement Obligations; in 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Georgia-Pacific Corporation’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 25, 2005

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
In millions, except per share amounts	2004	2003	2002
Net sales	$19,656	$19,656	$22,715

Costs and expenses:
Cost of sales	14,831	15,376	17,685
Selling and distribution	1,183	1,291	1,854
Depreciation, amortization and accretion	938	973	958
General and administrative	887	850	1,040
Other losses (income), net	193	(86)	869

Operating profit	1,624	1,252	309

Interest, net	701	819	827

Income (loss) from continuing operations before income taxes	923	433	(518)
Provision (benefit) for income taxes	297	109	(318)

Income (loss) from continuing operations	626	324	(200)
(Loss) income from discontinued operations, net of taxes	(3)	(98)	10

Income (loss) before accounting changes	623	226	(190)
Cumulative effect of accounting changes, net of taxes	–	28	(545)

Net income (loss)	$623	$254	$(735)

Basic per share:
Income (loss) from continuing operations	$2.45	$1.29	$(0.84)
(Loss) income from discontinued operations, net of taxes	(0.01)	(0.39)	0.04

Income (loss) before accounting changes	2.44	0.90	(0.80)
Cumulative effect of accounting changes, net of taxes	–	0.11	(2.29)

Net income (loss)	$2.44	$1.01	$(3.09)

Diluted per share:
Income (loss) from continuing operations	$2.38	$1.29	$(0.84)
(Loss) income from discontinued operations, net of taxes	(0.01)	(0.39)	0.04

Income (loss) before accounting changes	2.37	0.90	(0.80)
Cumulative effect of accounting changes, net of taxes	–	0.11	(2.29)

Net income (loss)	$2.37	$1.01	$(3.09)

Average number of shares outstanding:
Basic	255.3	250.4	237.6
Diluted	262.8	251.4	237.6

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In millions	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$623	$254	$(735)
Adjustments to reconcile net income (loss) to cash provided by operations, excluding the effects of acquisitions and divestitures:
Cumulative effect of accounting changes, net of taxes	–	(28)	545
Depreciation	913	1,009	1,000
Amortization of intangible assets, deferred charges and accretion	52	60	54
Stock compensation expense	110	46	2
Deferred income taxes	38	(110)	(24)
Other losses, net	187	21	870
Increase in receivables	(300)	(42)	(94)
Increase in inventories	(24)	(19)	(3)
Increase in accounts payable	350	33	49
Change in other working capital	37	128	(161)
Change in taxes receivable/payable	(160)	341	(288)
Change in other assets and other long-term liabilities	(369)	80	(154)
Other, net	17	19	(54)

Cash provided by operations	1,474	1,792	1,007

Cash flows from investing activities:
Property, plant and equipment investments	(713)	(710)	(693)
Acquisitions	(24)	(10)	(6)
Proceeds from sales of assets	1,507	92	668
Other	(16)	(15)	(20)

Cash provided by (used for) investing activities	754	(643)	(51)

Cash flows from financing activities:
Repayments and maturities of long-term debt	(6,801)	(8,090)	(5,030)
Additions to long-term debt	5,027	7,142	4,975
Fees paid to issue debt	(15)	(55)	(14)
Fees paid to retire debt	(52)	–	–
(Decrease) increase in bank overdrafts	(44)	(45)	71
Decrease in accounts receivable secured borrowings and short-term notes	(121)	(21)	(900)
Proceeds from option plan exercises	68	18	4
Proceeds from employee stock purchase plan	–	23	37
Cash dividends paid	(129)	(126)	(118)
Other, net	–	(1)	7

Cash used for financing activities	(2,067)	(1,155)	(968)

Effect of exchange rate changes on cash and equivalents	13	15	15

Increase in cash and equivalents	174	9	3
Balance at beginning of year	51	42	39

Balance at end of year	$225	$51	$42

Supplemental disclosures of cash flow information:
Total interest costs, net—continuing operations	$706	$827	$841
Interest capitalized	(5)	(8)	(14)

Interest expense, net—continuing operations	701	819	827
Interest expense, net—discontinued operations	5	14	14

Total interest expense, net	$706	$833	$841

Interest paid	$762	$791	$885

Income tax paid (refunds received), net	$451	$(131)	$51

Non-cash investing and financing activity:
Redemption of senior deferrable notes and issuance of common stock (see Note 10)	$–	$–	$863

Unisource sale/leaseback transaction (see Note 4)	$–	$–	$169

Debt assumed by buyer in divestiture	$73	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In millions, except shares and per share amounts	January 1, 2005	January 3, 2004
ASSETS
Current assets:
Cash and equivalents	$225	$51

Receivables, less allowances of $26 and $36, respectively	1,766	1,542

Inventories
Raw materials	685	625
Finished goods	743	832
Supplies	278	270
LIFO reserve	(158)	(98)

Total inventories	1,548	1,629

Deferred income tax assets	28	117
Taxes receivable	56	–
Current assets held for sale	–	739
Other current assets	324	300

Total current assets	3,947	4,378

Property, plant and equipment
Land and improvements	466	478
Buildings	2,057	1,997
Machinery and equipment	15,044	15,007
Construction in progress	367	276

Property, plant and equipment, at cost	17,934	17,758
Accumulated depreciation	(9,529)	(9,176)

Property, plant and equipment, net	8,405	8,582
Goodwill, net	7,551	7,484
Intangible assets, net	701	716
Assets held for sale	–	757
Other assets	2,468	2,488

Total assets	$23,072	$24,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured borrowings and short-term notes	$568	$689
Current portion of long-term debt	57	789
Accounts payable	1,668	1,404
Accrued compensation	323	244
Current liabilities held for sale	–	189
Other current liabilities	1,000	1,107

Total current liabilities	3,616	4,422
Long-term debt, excluding current portion	8,070	9,074
Liabilities held for sale	–	206
Other long-term liabilities	3,692	3,826
Deferred income tax liabilities	1,469	1,483
Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Junior preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.80; 400,000,000 shares authorized; 256,992,000 shares and 252,980,000 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	205	202
Additional paid-in capital	3,610	3,473
Retained earnings	2,090	1,596
Long-term incentive plan deferred compensation	–	(1)
Accumulated other comprehensive income	320	124

Total shareholders’ equity	6,225	5,394

Total liabilities and shareholders’ equity	$23,072	$24,405

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Fiscal Year Ended
In millions, except shares in thousands and per share amounts	2004	2003	2002
Common stock:
Beginning balance	$202	$200	$184
Common stock issued:
Stock option plans and directors plan	2	1	–
Employee stock purchase plans	–	1	1
Restricted stock issuance	1	–	–
Common stock issued for PEPS conversion	–	–	15
Common stock issued for acquisitions	–	–	–

Ending balance	205	202	200

Additional paid-in capital:
Beginning balance	3,473	3,413	2,521
Common stock issued:
Stock option plans and directors plan	88	28	8
Employee stock purchase plans	–	22	36
Restricted stock issuance	49	10	–
Common stock issued for PEPS conversion	–	–	848
Common stock issued for acquisitions	–	–	–

Ending balance	3,610	3,473	3,413

Retained earnings:
Beginning balance	1,596	1,468	2,321
Net income (loss)	623	254	(735)
Cash dividends declared ($0.50, per common share for each of the three years presented)	(129)	(126)	(118)

Ending balance	2,090	1,596	1,468

Long-term incentive plan deferred compensation:
Beginning balance	(1)	(2)	(3)
Restricted stock issuance	1	1	1

Ending balance	–	(1)	(2)

Accumulated other comprehensive income (loss):
Beginning balance	124	(519)	(118)
Activity, net of taxes	196	643	(401)

Ending balance	320	124	(519)

Total shareholders’ equity	$6,225	$5,394	$4,560

Common stock shares issued and outstanding:
Beginning balance, common stock outstanding	252,980	250,238	230,095
Common stock issued:
Stock option plans and directors plan	2,634	1,050	230
Employee stock purchase plans	–	1,530	1,696
Restricted stock issuance	1,373	137	–
Common stock issued for PEPS conversion	–	–	18,206
Common stock issued for acquisitions	5	25	11

Ending balance, common stock outstanding	256,992	252,980	250,238

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
In millions	2004	2003	2002
Net income (loss)	$623	$254	$(735)
Other comprehensive income (loss) before taxes:
Foreign currency translation adjustments	223	456	154
Derivative instruments:
Fair market value adjustments on derivatives	4	–	6
Reclassification adjustments for (gains) losses included in net income	(4)	9	35
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	9	6	(4)
Reclassification adjustment for impairment included in net income	–	–	4
Minimum pension liability adjustment	(57)	255	(941)
Income tax benefit (expense) related to items of other comprehensive income (loss)	21	(83)	345

Comprehensive income (loss)	$819	$897	$(1,136)

The accompanying notes are an integral part of these consolidated financial statements.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a Georgia corporation, broadly engaged in four business operations: the manufacture of tissue products (including bath and facial tissue, paper towels, and napkins) and disposable tabletop products (including disposable cups, plates and cutlery); the manufacture of containerboard and packaging (including linerboard, medium and corrugated packaging); the manufacture of paper (including office paper and writing papers, bleached board, and bleached and unbleached kraft papers); and the manufacture of building products (including plywood, oriented strand board, various industrial wood products, and softwood and hardwood lumber as well as certain non-wood products including gypsum products and chemicals).

On May 7, 2004, we completed the sale of our building products distribution business and the sale of our non-integrated pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, as well as affiliated assets. The related assets and liabilities for both the building products distribution operation and the non-integrated pulp operations were retroactively classified as held for sale for all periods presented. The non-integrated pulp operations are reported as discontinued operations for all periods presented. The non-integrated pulp operations were previously reported in the bleached pulp and paper segment (see Note 4).

Prior to November 2, 2002, we were engaged in the distribution of paper products, packaging and facility supplies through our paper products distribution business, Unisource Worldwide, Inc. (“Unisource”). Effective November 2, 2002, we sold a 60% controlling interest in Unisource (see Note 4).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Georgia-Pacific Corporation and those entities which we control, principally majority-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in companies over which we exercise significant influence but do not control, generally where we have a 20% to 50% ownership interest. The equity method of accounting is also used in instances where we may have an ownership interest greater than 50% and the investing partner has substantive participating rights. Certain of our subsidiaries and equity investments are reported on a lag of one month to allow adequate time to compile their results. We recorded net losses related to our equity method investments of $8 million, $10 million and $4 million in 2004, 2003 and 2002 respectively. Minority interests in income of less than wholly-owned consolidated subsidiaries totaled $11 million, $17 million and $9 million in 2004, 2003 and 2002, respectively. These amounts are included in cost of sales on our consolidated statements of operations.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. We do not recognize revenue from “bill and hold” transactions until the product is delivered to the customer’s delivery site (for sales with terms of f.o.b. destination) or until the product is shipped

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the customer (for sales with terms of f.o.b. shipping point). Revenue is recognized net of discounts and allowances, which are comprised of trade allowances, cash discounts and sales returns. Reserves for cash discounts, trade allowances, credit losses and sales returns are estimated using historical experience.

Foreign Currency Translation

The functional currency for most international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. Any related translation adjustments are recorded directly in other comprehensive income. Foreign currency transaction gains (losses) are reflected in our consolidated statements of operations and were $8 million, $9 million, and $(10) million in 2004, 2003, and 2002, respectively, and reported in “cost of sales” in the accompanying consolidated statements of operations.

Income (Loss) Per Share

Basic income (loss) per share is computed based on net income (loss) and the weighted-average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive, stock option and stock purchase plans, and, prior to the third quarter of 2002, our Premium Equity Participating Security Units (“PEPS Units”) (see Note 10). The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

Income (Loss) Per Share

	Fiscal Year Ended
In millions, except shares and per share amounts	2004	2003	2002
Basic and diluted income (loss) available to shareholders (numerator):
Income (loss) from continuing operations	$626	$324	$(200)
(Loss) income from discontinued operations, net of taxes	(3)	(98)	10
Cumulative effect of accounting changes, net of taxes	–	28	(545)

Net income (loss)	$623	$254	$(735)

Shares (denominator):
Weighted average shares outstanding	255,277,587	250,416,181	237,639,025
Dilutive securities:
Options and other equity securities(1)	7,529,013	748,770	–
Employee stock purchase plans	–	253,797	–

Total assuming conversion	262,806,600	251,418,748	237,639,025

(1)	Additional options to purchase 944,205 shares, 14,530,921 shares and 22,205,895 shares of stock were outstanding during 2004, 2003, and 2002 respectively. However, these were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Stock-Based Compensation

Effective December 29, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation and amends the disclosure provisions of SFAS No. 123. We utilized the prospective method in accordance with SFAS No. 148 and applied the expense recognition provisions of SFAS No. 123 to stock options awarded or modified in 2003 and thereafter. Compensation expense recognized in 2003 was reduced by approximately $2 million due to 2003 stock option awards. Prior to 2003, we accounted for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and disclosed pro forma effects of the plans on net income and earnings per share as provided under SFAS No. 123. In most cases, because the fair market value on the date of grant was equal to the exercise price, no compensation expense was recognized under APB No. 25 for stock options issued prior to 2003. Had compensation cost for stock-based compensation awards issued prior to 2003 been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been:

	Fiscal Year Ended
In millions, except per share amounts	2004	2003	2002
Net income (loss) as reported	$623	$254	$(735)
Less total stock-based employee compensation expense determined under the fair value method, net of taxes, for all awards prior to the adoption of SFAS No. 123	(3)	(8)	(25)

Pro forma net income (loss)	$620	$246	$(760)

Stock-based employee compensation cost, net of taxes, included in the determination of net income as reported	$77	$29	$1

Net income (loss) per share
Basic:
As reported	$2.44	$1.01	$(3.09)
Pro forma	2.43	0.98	(3.20)
Diluted:
As reported	$2.37	$1.01	$(3.09)
Pro forma	2.36	0.98	(3.20)

The fair value method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options and other equity securities granted as compensation over the option’s vesting period. For purposes of calculating the pro forma effects of stock-based awards, we recognize compensation expense for awards with pro rata vesting on a straight-line basis.

The weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of stock-based awards granted in 2004, 2003 and 2002 are:

	Fiscal Year Ended
	2004	2003	2002
Risk-free interest rate	4.2%	4.1%	5.0%
Expected dividend yield	1.8%	3.3%	2.0%
Expected life	10 years	10 years	10 years
Expected volatility	0.51	0.54	0.45
Forfeiture rate	4.0%	0.0%	5.0%
Weighted average fair value	$14.25	$6.85	$11.86

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Equivalents

Cash equivalents include time deposits and other securities with original maturities of three months or less.

Inventory Valuation

Inventories are valued at the lower of cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (“LIFO”) method was used to determine the cost of approximately 60% and 59% of inventories at January 1, 2005 and January 3, 2004, respectively. The cost of other inventories, primarily inventories of foreign subsidiaries and supplies, generally are determined using the first-in, first-out method or weighted-average cost. The value of inventories as presented in our consolidated balance sheets, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Lease obligations for which we assume or retain substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacements of minor components of property and repair and maintenance costs are charged to expense as incurred. Planned shutdown maintenance costs are charged to earnings ratably during the year.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Upon retirement or disposition of assets, cost and accumulated depreciation are removed from the related accounts and any gain or loss is included in “Other losses (income), net” on the accompanying consolidated statements of operations.

We capitalize interest on significant projects when construction takes considerable time and entails major expenditures. Such interest is charged to the property, plant and equipment accounts and amortized over the approximate lives of the related assets.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities. With respect to deferred tax assets, we maintain valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset.

Interest, net

Interest, net is interest expense of $795 million, $885 million, and $886 million, net of interest income of $94 million, $66 million, and $59 million in 2004, 2003, and 2002, respectively, a majority of which income is associated with the notes received in connection with the sale of a 60% controlling interest in Unisource and the sale of our timberlands.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations

We accrue for asset retirement obligations, which consist primarily of landfill closure costs including waste treatment, storage or disposal costs, in the period in which the obligations are incurred. These costs are accrued at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated.

Identifiable Intangible Assets

We amortize identifiable intangible assets such as patents, trademarks, and trade names using the straight-line method over their estimated useful lives ranging from 5 to 75 years.

Impairment of Long-Lived Assets Other Than Goodwill

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment loss is recognized, resulting in a charge to earnings. The impairment loss would be measured as the difference between the carrying amount and the fair value of the assets.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances indicate that an impairment may have occurred. When the fair value is less than the related carrying value of the related reporting unit, entities are required to reduce the amount of goodwill through a charge to earnings (see Note 7). Fair value is estimated based on projected discounted cash flows.

Derivative Instruments

We use derivative instruments to manage certain interest rate and commodity price exposures. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. Derivative instruments are entered into for periods consistent with the related underlying exposure and are not entered into for trading or speculative purposes.

All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, we designate the derivative as either a fair value hedge, a cash flow hedge, the hedge of a net investment in a foreign operation, a non-designated derivative instrument, or a normal purchase/sale contract. Derivatives used to hedge forecasted cash flows associated with forecasted commodity purchases and forecasted interest payments are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified into earnings in a manner that matches the timing of the earnings impact of the hedged transaction. Changes in the fair value of derivatives used to hedge the fair value of our fixed rate debt are reported in the statements of operations along with the offsetting

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in fair value of the items being hedged. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow and fair value hedges are reported in current period earnings. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, the derivative instrument would be closed and the resulting gain or loss would be recognized in income.

We formally document all relationships between hedging instruments and the hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

Shipping and Handling Costs

Certain shipping and handling costs are classified as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $319 million, $414 million and $525 million in 2004, 2003, and 2002, respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled $233 million, $219 million and $222 million in 2004, 2003 and 2002, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $61 million, $64 million and $65 million in 2004, 2003 and 2002, respectively.

Environmental and Legal Matters

We recognize a liability for environmental remediation and legal indemnification and defense costs when we believe it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. We also have insurance that covers losses on certain environmental claims and legal matters and we record a receivable to the extent that the realization of the insurance is deemed probable. These receivables are recorded at undiscounted amounts and are reflected as assets in the accompanying consolidated balance sheets.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. We expect to adopt SFAS No. 123R effective July 3, 2005.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.	A ‘modified prospective’ method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.	A ‘modified retrospective’ method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.

We plan to adopt SFAS No. 123R using the modified prospective method.

Effective December 29, 2002, we adopted SFAS No. 148 using the prospective method. Because SFAS No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as previously described in the disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $9 million, $4 million, and nil in 2004, 2003 and 2002, respectively.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act (“AJCA”) introduces a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for years 2005 and 2006, then is scheduled to increase to a 6% deduction for years 2007 through 2009, and finally, is fully phased-in as a 9% deduction beginning in year 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, Accounting for Income Taxes. Pursuant to the AJCA, we will not be able to claim this tax benefit until the first quarter of fiscal 2005. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA, signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the AJCA for purposes of applying SFAS No. 109 which typically requires the effect of a new tax law to be recorded in the period of enactment. We may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in our 2005 fiscal year.

We are awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the AJCA. Once this guidance is received, we expect to complete our evaluation of the effects of the AJCA during fiscal 2005. Under the limitations on the amount of dividends qualifying for the DRD of the AJCA, the maximum repatriation of our foreign earnings that may qualify for the special one-time DRD is approximately $670 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $670 million. The related potential range of income tax is between zero and approximately $55 million. The potential tax could be significantly higher if certain provisions of a proposed technical corrections bill are not enacted. The failure to enact such provisions would also be a significant factor in our evaluation of whether to repatriate earnings under the AJCA.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our results of operations.

During the second quarter of 2004, we adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides specific guidance on how to account for the subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). FSP 106-2 provides for either retroactive application to the date of enactment or prospective application from the date of adoption. We have elected retroactive application to the date of enactment, the impact of which was a reduction to net postretirement benefit cost of approximately $6 million during 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $67 million.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate such entity. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in any variable interest entities.

On December 29, 2002, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The cumulative effect of adopting SFAS No. 143 was an after-tax credit of $28 million effective at the beginning of 2003.

Effective in the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with the transition provisions of SFAS No. 142, we completed our initial assessment of the fair value of all acquisition-related goodwill during the second quarter of 2002. The cumulative effect of the adoption of this principle was an after-tax charge to earnings of $545 million effective at the beginning of 2002. The $545 million goodwill impairment related only to our paper distribution segment. The principal facts and circumstances leading to this impairment included a diminution of the synergies we originally expected to receive in our bleached pulp and paper segment after the sale of our stand-alone paper mills sold to Domtar, Inc. in 2001, and worsening conditions in the coated and office paper industry subsequent to the acquisition of Unisource.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31. Typically, our fiscal year consists of 52 weeks ending on Saturday. Our fiscal year ended January 3, 2004 consisted of 53 weeks.

Discontinued Operations

On May 7, 2004, we sold our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad (see Note 4). The results of operations associated with these businesses have been reported as discontinued operations in the accompanying consolidated statements of operations.

The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    OTHER LOSSES (INCOME), NET

The following amounts are included in “Other losses (income), net” in the accompanying consolidated statements of operations:

	Fiscal Year Ended
In millions	2004	2003	2002
Asset impairments:
Bellingham (see Note 5)	$27	$–	$–
Bancroft (see Note 5)	17	–	–
Old Town (see Note 5)	–	74	–
Dixie (see Note 5)	–	9	–
North America Tissue (see Note 5)	–	21	–
Unisource (see Note 7)	–	–	208
Other	5	31	22
Adjustments to Fox River environmental reserves and insurance receivables (see Note 17)	(9)	(66)	–
Adjustments to asbestos liabilities and insurance receivables, net (see Note 17)	159	(93)	315
(Gain) loss on asset sales:
Sale of railroads (see Note 4)	–	(50)	–
Sales of packaging assets (see Note 4)	(30)	(18)	–
Sale of 60% interest in Unisource (see Note 4)	–	–	298
Sale of building products distribution (see Note 4)	(20)	–	–
Sale of interests in a Brazilian pulp business (see Note 4)	(24)	–	–
Sale of lumber mills (see Note 4)	(5)	–	–
Other	–	6	26
Cost associated with early extinguishment of debt	76	–	–
Other	(3)	–	–

Other losses (income), net	$193	$(86)	$869

NOTE 3.    OPERATING SEGMENT INFORMATION

During 2004, we had six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing, and building products distribution.

•	The North America consumer products segment produces and sells retail and commercial tissue products and the Dixie® line of disposable plates, cups, containers and cutlery.

•	The international consumer products segment consists of the European retail and commercial tissue businesses and certain joint ventures located internationally.

•	The packaging segment produces and sells linerboard, medium and corrugated packaging.

•	The bleached pulp and paper segment produces and sells office paper and writing papers, bleached board, bleached and unbleached kraft papers, and pulp.

•	The building products manufacturing segment produces and sells wood panels (plywood, oriented strand board, hardboard and particleboard), lumber, gypsum products and chemicals.

•	The building products distribution segment, which sold a wide range of building products manufactured by us or purchased from others, was sold in May of 2004.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Markets for the North America consumer products, international consumer products, packaging, and bleached pulp and paper segments are affected primarily by fluctuations in raw material costs such as wood, recycled paper and pulp, competition from companies of various sizes on the basis of brand recognition and loyalty, the overall level of economic growth in the United States and export markets, and fluctuations in currency exchange rates.

Markets for the building products segment are affected primarily by the level of housing starts, the level of repairs, remodeling and additions, industrial markets, industrial and commercial building activity, the availability and cost of financing, and changes in industry capacity. Recent consolidations in the building products business among our competitors and increased access to the United States market by foreign competitors also affect the markets for the building products segments.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before interest and income taxes, i.e., operating profit or loss.

We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different customers and requires different production processes.

The “Other” nonreportable segment includes some miscellaneous businesses, unallocated corporate operating expenses, and the elimination of intersegment sales and related profit.

We have a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the three years ended January 1, 2005. However, our top 10 customers accounted for approximately 23% of our accounts receivable balance at January 1, 2005. Sales in foreign markets in 2004, 2003 and 2002 were 14% in each of the past three years. These sales were primarily to customers in Europe. Information on operations in the United States and foreign markets is:

Geographic Data

	Fiscal Year Ended
In millions	2004	2003	2002
Revenues(1)
United States	$16,882	$17,186	$19,848
Foreign countries	2,774	2,470	2,867

Net sales	$19,656	$19,656	$22,715

Property, plant and equipment
United States	$6,971	$7,228	$7,540
Foreign countries	1,434	1,354	1,179

Property, plant and equipment	$8,405	$8,582	$8,719

(1)	Revenues are attributed to countries based on location of customer.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes certain financial information by segment:

In millions	2004	2003	2002
Net sales to third-party customers:
North America consumer products:
Tissue	$4,662	$4,478	$4,440
Dixie	985	942	897
Other	8	10	8

Total North America consumer products	5,655	5,430	5,345

International consumer products	2,072	1,941	1,663

Packaging:
Containerboard	617	565	536
Packaging	2,244	2,104	2,062
Railroads	–	2	1

Total packaging	2,861	2,671	2,599

Bleached pulp and paper:
Market pulp	74	45	39
Bleached board	247	224	200
Paper	951	960	802
Other	352	292	273

Total bleached pulp and paper	1,624	1,521	1,314

Paper distribution:
Fine paper	–	–	2,911
Supply systems	–	–	1,826

Total paper distribution	–	–	4,737

Building products manufacturing:
Wood panels	2,500	1,372	1,060
Lumber	1,242	1,009	973
Gypsum products	909	712	625
Chemicals	588	494	445
Other	314	243	225

Total building products manufacturing	5,553	3,830	3,328

Building products distribution:
Wood panels	890	1,976	1,655
Lumber	651	1,501	1,362
Other	342	782	710

Total building products distribution	1,883	4,259	3,727

Corporate and other(1)	8	4	2

Total net sales	$19,656	$19,656	$22,715

(1)	Includes net sales from miscellaneous businesses.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In millions	North America Consumer Products	International Consumer Products	Packaging	Bleached Pulp and Paper(4)	Paper Distribution
2004
Net sales to third-party customers	$5,655	$2,072	$2,861	$1,624	$–
Intersegment sales	1	–	107	606	–

Net sales	$5,656	$2,072	$2,968	$2,230	$–

Operating profit (loss)	$698	$174	$304	$51	$–
Depreciation, amortization and accretion	396	122	132	104	–
Property, plant and equipment investments	231	88	154	74	–
Acquisitions	–	–	21	–	–
Assets	10,968	3,421	2,360	1,396	–

2003
Net sales to third-party customers	$5,430	$1,941	$2,671	$1,521	$–
Intersegment sales	4	–	116	532	–

Net sales	$5,434	$1,941	$2,787	$2,053	$–

Operating profit (loss)	$601	$160	$345	$(48)	$–
Depreciation, amortization and accretion	378	106	163	120	–
Property, plant and equipment investments	364	65	100	49	–
Acquisitions	–	–	5	–	–
Assets	11,246	3,224	2,281	1,435	–

2002
Net sales to third-party customers	$5,345	$1,663	$2,599	$1,314	$4,737
Intersegment sales	110	–	141	648	18

Net sales	$5,455	$1,663	$2,740	$1,962	$4,755

Operating profit (loss)	$851	$141	$321	$36	$(516)
Depreciation, amortization and accretion	356	88	161	122	19
Property, plant and equipment investments	363	62	70	47	7
Acquisitions	–	–	6	–	–
Assets	11,350	2,673	2,325	1,506	–

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In millions	Building Products Manufacturing	Building Products Distribution	All Other		Consolidated
2004
Net sales to third-party customers	$5,553	$1,883	$8	(1)	$19,656
Intersegment sales	1,339	3	(2,056	)(2)	–

Net sales	$6,892	$1,886	$(2,048)		$19,656

Operating profit (loss)	$997	$111	$(711	)(3)	$1,624
Depreciation, amortization and accretion	159	3	22		938
Property, plant and equipment investments	112	–	54		713
Acquisitions	–	–	3		24
Assets	2,379	–	2,548		23,072

2003
Net sales to third-party customers	$3,830	$4,259	$4	(1)	$19,656
Intersegment sales	2,055	7	(2,714	)(2)	–

Net sales	$5,885	$4,266	$(2,710)		$19,656

Operating profit (loss)	$378	$98	$(282	)(3)	$1,252
Depreciation, amortization and accretion	163	19	24		973
Property, plant and equipment investments	57	–	75		710
Acquisitions	5	–	–		10
Assets	2,319	–	3,900	(5)	24,405

2002
Net sales to third-party customers	$3,328	$3,727	$2	(1)	$22,715
Intersegment sales	1,837	10	(2,764	)(2)	–

Net sales	$5,165	$3,737	$(2,762)		$22,715

Operating profit (loss)	$129	$50	$(703	)(3)	$309
Depreciation, amortization and accretion	164	22	26		958
Property, plant and equipment investments	61	–	83		693
Acquisitions	–	–	–		6
Assets	2,283	–	4,492	(5)	24,629

(1)	Amounts include net sales from miscellaneous businesses.
(2)	Elimination of intersegment sales.
(3)	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.
(4)	Amounts in 2004, 2003 and 2002 include losses of $16 million, $15 million and $1 million, respectively, from our equity investment in Unisource.
(5)	Includes net assets held for sale of $1,496 million and $1,647 million in 2003 and 2002, respectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation to Net Income (Loss)

	Fiscal Year Ended
In millions	2004	2003	2002
Total operating profit	$1,624	$1,252	$309
Interest, net	701	819	827

Income (loss) from continuing operations before income taxes	923	433	(518)
Provision (benefit) for income taxes	297	109	(318)

Income (loss) from continuing operations	626	324	(200)
(Loss) income from discontinued operations, net of taxes	(3)	(98)	10

Income (loss) before accounting changes	623	226	(190)
Cumulative effect of accounting changes, net of taxes	–	28	(545)

Net income (loss)	$623	$254	$(735)

NOTE 4.    DIVESTITURES

Building Products Distribution

On May 7, 2004, we completed the sale of our building products distribution segment to BlueLinx Holdings Inc., for $808 million. In addition, we received $173 million in cash in June to settle an intercompany payable related to product sold to the building products distribution business prior to closing. This transaction resulted in a pre-tax gain of $20 million, a portion of which was recognized in the third quarter upon final working capital settlement with the buyer. The gain is included in “Other losses (income), net” in the consolidated statements of operations.

In connection with the sale, we entered into a six-year agreement whereby BlueLinx Holdings Inc. will continue purchasing structural panels, lumber and other building products manufactured by us. This supply agreement contains substantially similar terms as the previous arrangement between our building products manufacturing and building products distribution businesses. Because our continuing involvement with this business via this supply agreement is considered significant, the building products distribution business is not permitted to be reported as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The building products distribution business was deemed to be held for sale and the related assets and liabilities were retroactively classified as such in our January 3, 2004 balance sheet. We ceased depreciation of the related assets on March 12, 2004 (the date of the definitive agreement).

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the major classes of assets and liabilities for the building products distribution business that were reflected in our balance sheet as assets held for sale and liabilities related to assets held for sale at January 3, 2004:

BUILDING PRODUCTS DISTRIBUTION ASSETS AND LIABILITIES HELD FOR SALE

CONDENSED BALANCE SHEETS

In millions
ASSETS
Current assets	$571
Property, plant and equipment, net	201

Total assets	$772

LIABILITIES:
Current liabilities	$126
Deferred income tax liabilities	3

Total liabilities	$129

Net assets	$643

Stand-Alone Market Pulp Mills

On May 7, 2004, we completed the sale of our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad, to Koch Cellulose, LLC (“Koch”) and its subsidiaries for $520 million in cash. In addition, Koch assumed $73 million of indebtedness. This transaction resulted in a pre-tax gain of $6 million and an after-tax loss of $12 million that are included in “Loss (income) from discontinued operations, net of taxes” on the consolidated statements of operations.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are major classes of assets and liabilities for these discontinued operations that were held for sale at January 3, 2004:

DISCONTINUED OPERATIONS CONDENSED BALANCE SHEETS

In millions
ASSETS
Current assets	$168
Property, plant and equipment, net	338
Goodwill, net	172
Other assets	1

Total assets	$679

LIABILITIES:
Current liabilities	$63
Long-term debt	97
Deferred income tax liabilities	100
Other long-term liabilities	6

Total liabilities	$266

Net assets	$413

Operating results of these discontinued operations are shown below:

	Fiscal Year Ended
In millions	2004	2003	2002
Net sales	$220	$599	$556

Costs and expenses:
Cost of sales	179	473	432
Selling and distribution	6	16	14
Depreciation, amortization and accretion	13	73	71
General and administrative	4	15	14
Interest, net	5	14	14
Other (income) losses, net	(6)	106	1

Total costs and expenses	201	697	546

Income (loss) from discontinued operations before income taxes	19	(98)	10
Provision for income taxes	22	–	–

(Loss) income from discontinued operations, net of taxes	$(3)	$(98)	$10

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to our building products distribution business and our stand-alone market pulp mills, we sold the following other non-strategic assets, and included the related gains and losses in “Other losses (income), net” on the consolidated statements of operations. These sales are detailed in the following table:

In millions	Proceeds	Pre-tax gain/(loss) included in other income
2004:
Brazilian pulp business	$70	$24
Packaging assets	46	30
Other	63	5

2003:
Short line railroads	$56	$50
Packaging assets	15	18
Other	21	(6)

2002:
Other	$23	$(26)

Effective November 2, 2002, we sold a 60% controlling interest in Unisource, our paper distribution business, to an affiliate of Bain Capital Partners, LLC, and retained the remaining 40% equity interest in Unisource. In connection with the sale, we received $471 million in cash and notes with a recorded book value of $105 million. As of January 1, 2005, we own a 38.85% interest in Unisource. In connection with this disposal, we recorded a pre-tax loss of $298 million in 2002 in the paper distribution segment. In addition, we entered into a financing lease arrangement with a third party regarding certain warehouse facilities used by Unisource under which we received $169 million in cash. We then subleased these facilities to Unisource.

In the second quarter of 2003, we received a cash refund of more than $193 million from the related income tax benefit of the Unisource sale. For further information, see Note 18.

As part of this transaction, we entered into a loan agreement with Unisource pursuant to which we agreed to provide, subject to certain conditions, a $100 million subordinated secured loan to Unisource. This subordinated loan, if drawn, will mature in May 2008 and bears interest at a fluctuating rate based on LIBOR. No amounts were outstanding under this loan at January 1, 2005. In addition, we have also agreed to provide certain employee benefits and other administrative services to Unisource pursuant to an agreement with a two-year term. We also agreed to allow Unisource to participate in certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, including workers’ compensation, general liability, automobile liability and property insurance.

Beginning in November 2002, we have accounted for our investment in Unisource using the equity method and have reported its results in the bleached pulp and paper segment.

NOTE 5.    RESTRUCTURING AND ASSET IMPAIRMENTS

During the fourth quarter of 2004, we made the decision to permanently close our previously-idled Bancroft, Ontario particleboard plant due to industry oversupply. As a result of this decision, we wrote down the value of the facility and related equipment through a pre-tax charge of $20 million for asset impairment. Following the impairment charge, the carrying value of these assets was approximately $3 million. The estimate of the fair value of the impaired assets was based on an analysis of previous sales of similar facilities taking into consideration circumstances specific to this facility. We also recorded a pre-tax charge of approximately $1 million for employee

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance. Of the total charges of $21 million, $17 million was recorded in “Other losses (income), net” with the remainder recorded as cost of sales in the accompanying consolidated statements of operations.

In December 2004, we signed a definitive agreement with the Bellingham Port Authority (the “Port”) to sell and leaseback the land associated with our Bellingham, Washington facilities. The transaction closed in January 2005. Under the terms of the agreement, we received no cash but the Port assumed substantially all of our environmental liabilities associated with the facility. Because the value of the liabilities assumed by the Port was less than the carrying value of the assets sold, we recorded pre-tax asset impairment charges of $27 million in “Other losses (income), net” in the accompanying consolidated statement of operations. Following the impairment charge, the carrying value of these assets was approximately $6 million, the balance of our environmental liability being assumed.

In December 2003, we shut down certain high cost tissue machines and shifted production to lower cost facilities, including those using through-air-dried technology. As a result of these shut downs, we wrote off the value of the machines and recorded a pre-tax charge of $21 million in the North America consumer products segment in the fourth quarter in 2003. The determination to shutdown these machines was based on excess tissue production capacity in our business, their geographic location, and high energy and fiber costs. The impairment charge was recorded in “Other losses (income), net” in the accompanying consolidated statements of operations.

Due to excess capacity in our Dixie® business, we made the decision to shut down certain high-cost Dixie® operations and shifted that production to other lower cost facilities. In connection with this strategic rebalancing of production, we recognized in the fourth quarter of 2003 a pre-tax charge of $9 million in the North America consumer products segment to impair the related assets. Following the impairment charge, the carrying value of these assets was approximately $2 million. The fair value of the impaired assets was determined by an independent appraisal. In addition, we recorded a pre-tax charge of approximately $2 million for employee termination costs in the fourth quarter of 2003. The impairment charge was recorded in “Other losses (income), net” in the accompanying consolidated statements of operations.

During the fourth quarter of 2003, we committed to a significant workforce reduction in our international consumer products businesses as a result of our cost improvement strategy. The workforce reduction, which occurred in 2004, included 237 positions in manufacturing, maintenance, human resources, finance and information technology groups. We recorded a pre-tax charge of $15 million, which was reflected as cost of sales in the international consumer products segment for employee termination costs. Approximately $4 million of this charge was reversed in 2004 upon final settlement of the severance costs. In addition to the workforce reduction, certain tissue converting operations were relocated from a higher production cost facility to a lower cost facility.

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

On October 15, 2003, we announced that we would idle chemical production operations at our White City, Oregon facility. The determination to close the chemical operations was based on continued decline in demand for urea formaldehyde resins. In connection with this announcement, we determined that the value of related chemical producing assets at this location was impaired. Accordingly, in the third quarter of 2003, we recorded a pre-tax impairment charge to earnings in the building products segment of $12 million. Following the impairment charge, the carrying value of the related assets was approximately $5 million. In addition, we

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded a pre-tax charge of approximately $2 million for employee termination costs. The fair value of the impaired assets was determined by an independent appraisal. The impairment charge was recorded in “Other losses (income), net” in the accompanying consolidated statements of operations.

On April 4, 2003, we announced that we would close tissue manufacturing and converting operations at our Old Town, Maine mill while the mill’s pulping and pulp drying operations continued to operate. The determination to close the tissue operations was based on excess tissue production capacity, the mill’s geographic location, and high energy and fiber costs. In connection with this closure, we determined that the value of certain pulp assets and related tissue assets at this location was impaired. Accordingly, in the first quarter of 2003, we recorded a pre-tax impairment charge to earnings in the North America consumer products segment and bleached pulp and paper segment of $25 million and $49 million, respectively. In the second quarter of 2003, we recorded a pre-tax charge of $7 million and $4 million in the North America consumer products segment for related severance and business exit costs, respectively. Following the impairment charge, the carrying value of fixed assets was approximately $75 million. In the third quarter of 2003, we recorded a pre-tax credit of $2 million for business exit costs previously reserved that would not be incurred at the Old Town mill. The fair value of the impaired assets was determined using the present value of expected future cash flows. The impairment charge was recorded in “Other losses (income), net” in the accompanying consolidated statements of operations. On May 2, 2003, the Governor of Maine announced an economic support plan that enabled us to restart one of our closed tissue machines, along with eight converting lines, and retain related manufacturing and support personnel at our Old Town Mill. In accordance with generally accepted accounting principles, none of the impairment charge recorded in the first quarter of 2003 has been reversed.

In connection with the acquisition of Fort James Corporation (“Fort James”), in 2001 we recorded liabilities totaling approximately $78 million for employee termination costs relating to approximately 960 hourly and salaried employees. In addition, we determined that we would strategically reposition our communication papers business to focus on faster-growing paper segments by retiring four high-cost paper machines and associated pulping facilities at our Camas, Washington mill and recorded liabilities of approximately $26 million to exit these activities. In addition, we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. During 2002 and 2001, approximately 779 employees were terminated and approximately $69 million of the reserve was used to pay termination benefits. During 2003, approximately 161 employees were terminated and approximately $5 million of the reserve was used to pay termination benefits. The remaining employee termination activities were completed by the end of the fourth quarter of 2004. Camas closing activities (primarily demolition activities) are expected to be completed in the first quarter of fiscal year 2005. The leases and contracts at the administrative facilities expire through 2012. The following table provides a roll forward of these reserves from January 3, 2004 through January 1, 2005:

In millions	Liability Balance at January 3, 2004	Usage	Excess Credit to Goodwill	Liability Balance at January 1, 2005
Type of Cost
Employee termination	$4	$–	$(4)	$–
Facility closing costs	30	(12)	(5)	13

Total	$34	$(12)	$(9)	$13

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    RECEIVABLES

We have a large, diversified customer base, which includes numerous customers located in foreign countries. We closely monitor extensions of credit and have not experienced significant losses related to our receivables. In addition, a portion of the receivables from foreign sales is covered by confirmed letters of credit to help ensure collectibility. A large portion of our receivables are used to secure our borrowings under the accounts receivable borrowing program described in Note 9.

NOTE 7.    GOODWILL AND INTANGIBLE ASSETS

Effective December 30, 2001, we adopted SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. We review the recorded value of our goodwill for impairment annually at the beginning of the third fiscal quarter of each year, and if events or changes in circumstances indicate that the carrying amount may exceed fair value. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units with goodwill are: North America tissue, towel and napkin; Dixie; international consumer products; packaging; paper; lumber; gypsum; and chemical.

The adoption of SFAS No. 142 required us to perform an initial impairment assessment on all goodwill as of the beginning of 2002 for each of our reporting units. In this assessment, we compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of expected future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit’s internal planning. The cumulative effect of the adoption of this accounting principle was an after-tax charge to earnings of $545 million ($2.29 diluted loss per share) effective at the beginning of fiscal year 2002. The $545 million goodwill impairment related only to our former Unisource paper distribution reporting unit. The principal facts and circumstances leading to the impairment of the paper distribution reporting unit’s goodwill included a diminution of synergies originally expected to be received from the white paper mills sold to Domtar, Inc. in 2001, and changes in the marketplace for office paper subsequent to the acquisition of Unisource.

On August 13, 2002, we entered into a letter of intent to sell a 60% controlling interest in our Unisource paper distribution business to Bain Capital Partners, LLC. Based on the terms of this letter of intent, we concluded that the fair value of this business was further diminished. Accordingly, in the second quarter of 2002, we recorded an after-tax charge of $170 million, which is comprised of an additional goodwill impairment charge of $106 million and a pre-tax long-lived asset impairment charge of $102 million in the paper distribution segment.

On May 7, 2004, we sold our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, along with a short-line railroad to Koch. The goodwill associated with the pulp mills and the railroad was $169 million and $3 million, respectively, at January 3, 2004, and was included in net assets held for sale effective February 26, 2004 (the date of the definitive agreement). In accordance with SFAS No. 142, we recognized a goodwill impairment loss of $106 million in the fourth quarter of 2003.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for 2004 and 2003 by reportable segment were:

In millions	North America Consumer Products	International Consumer Products	Packaging	Building Products Manufacturing	Consolidated
Balance as of December 28, 2002	$5,938	$785	$628	$34	$7,385
Resolution of acquisition-related matters	(107)	(24)	–	–	(131)
Goodwill acquired during the year, net of disposals	–	–	2	–	2
Foreign currency translation	–	226	–	2	228

Balance as of January 3, 2004	$5,831	$987	$630	$36	$7,484
Resolution of acquisition-related matters	(15)	(4)	–	–	(19)
Goodwill acquired during the year, net of disposals	–	–	1	–	1
Foreign currency translation	–	84	–	1	85

Balance as of January 1, 2005	$5,816	$1,067	$631	$37	$7,551

Intangible Assets

The following table sets forth information for intangible assets subject to amortization:

	As of January 1, 2005		As of January 3, 2004
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$702	$64	$684	$47
Patents and other	139	76	134	55

Total	$841	$140	$818	$102

Aggregate amortization expense (in millions):

Fiscal year 2004	$32
Fiscal year 2003	31
Fiscal year 2002	30

Estimated amortization expense (in millions):

For fiscal year 2005	$32
For fiscal year 2006	23
For fiscal year 2007	23
For fiscal year 2008	23
For fiscal year 2009	23

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

The cumulative effect of the change on prior years resulted in an after-tax credit to income of $28 million (net of income taxes of $19 million), or $0.11 diluted earnings per share for the year ended January 3, 2004. The effect of the change in 2003 was to decrease income before the cumulative effect of the accounting change by approximately $4 million related to depreciation and accretion expense recorded during the period. The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on December 30, 2001 (instead of December 29, 2002) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax):

In millions, except per share data	Year Ended 2002
Income (loss) from continuing operations, as reported	$(200)
Add back:
Landfill closure expense recorded	3
Depreciation expense	1
Accretion expense	(3)

Income (loss) from continuing operations	$(199)

Basic income (loss) from continuing operations, per share	$(0.84)
Diluted income (loss) from continuing operations, per share	(0.84)

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

The following table describes changes to our asset retirement obligation liability:

In millions	January 1, 2005	January 3, 2004
Asset retirement obligation at the beginning of the year	$49	$67
Net transition adjustment	–	(21)
Accretion expense	5	5
Revisions in estimated cash flows	(1)	–
Payments	(2)	(2)
Write-offs	(1)	–

Asset retirement obligation at the end of the year	$50	$49

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    INDEBTEDNESS

Our indebtedness includes:

In millions	January 1, 2005	January 3, 2004
Debentures and notes, average rate of 8.2% and 8.3%, payable through 2031	$6,324	$8,146
Credit facilities, average rates of 3.4% and 3.3%, payable through 2009	705	250
Revenue bonds, average rates of 5.3% and 5.4%, payable through 2031	785	755
Euro-denominated bonds, average rate of 4.75%, payable through 2004	–	378
Capital leases, average rates of 8.4% and 7.7%, payable through 2018	292	302
European debt, average rates of 3.7% and 3.6%, payable through 2031	44	77
Other loans, average rates of 3.1% and 2.9%, payable through 2005	10	11
Less: unamortized net discount	(33)	(56)

Total debt	8,127	9,863
Less: long-term portion of debt	8,070	9,074

Current portion of long-term debt	57	789
Secured borrowings and short-term notes, average rates of 2.8% and 2.1%	568	689

Total short-term debt	625	1,478

Total debt balance	8,695	10,552
Plus: debt related to discontinued operations (included in net liabilities held for sale)	–	96

Total debt outstanding	$8,695	$10,648

Weighted-average interest rate	7.1%	6.9%

For additional information regarding financial instruments, see Notes 11 and 12.

As of January 1, 2005, the scheduled maturities of our debt for the next five years are: $625 million in 2005, $630 million in 2006, $353 million in 2007, $399 million in 2008 and $743 million in 2009.

Notes and Debentures

We had outstanding borrowings of approximately $6,324 million and $8,146 million under certain notes and debentures as of January 1, 2005 and January 3, 2004, respectively. In 2003, we, along with our subsidiary, Fort James Operating Company, fully and unconditionally guaranteed all of the publicly held debt issued by our subsidiary, Fort James, pursuant to an indenture with the Bank of New York, as trustee, dated as of November 1, 1991, as amended by a supplemental indenture dated as of September 19, 1997, a supplemental Indenture dated as of February 19, 2001 and a supplemental indenture dated as of March 20, 2003. Condensed consolidating financial information is presented for Fort James and our guarantor subsidiaries in Note 20.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, we recorded a pretax charge of $76 million for call premium fees and to write off deferred debt issuance costs due to early extinguishment of debt, including prior credit facility fees . The charges for the early extinguishment of debt were included in “Other losses (income), net” in the accompanying consolidated statements of operations. In 2004, we called the following debentures:

Face Amount (in millions)	Coupon	Date Redeemed	Maturity Date
$243	9.875%	February 27, 2004	November 1, 2021
250	9.625%	March 31, 2004	March 15, 2022
250	9.500%	April 20, 2004	May 15, 2022
240	9.125%	May 6, 2004	July 1, 2022
250	8.250%	October 28, 2004	March 1, 2023
250	8.125%	October 28, 2004	June 15, 2023

On September 15, 2004, $320 million of our 6.63% public notes matured. On December 1, 2004, $10 million of our 7.95% medium term notes matured and on December 27, 2004, $6 million of our 7.92% medium term notes matured.

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

On December 11, 2003, we completed a private placement of $500 million of 8% senior notes, due in 2024. Net proceeds from the private placement were used to pay down a portion of our five-year credit facility that would have matured in November 2005, as described below. On July 1, 2004, we completed an offer to exchange these notes for new notes with substantially identical terms that are registered under the Securities Act. We paid approximately $7 million in fees and expenses associated with this transaction. The fees are being amortized over the term of these senior notes.

On June 3, 2003, we completed a private placement of $500 million senior notes, consisting of $350 million of 7.375% notes due in 2008 and $150 million of 8% notes due in 2014, all of which were guaranteed by Fort James and Fort James Operating Company, a subsidiary of Fort James. The 8% senior notes due 2014 will be callable at our option beginning in 2009. Net proceeds from the sale were used to pay down a portion of our senior credit facility. On October 3, 2003, we completed an offer to exchange these notes for notes with substantially identical terms that are registered under the Securities Act. We paid approximately $8 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

On January 30, 2003, we completed a private placement of $1.5 billion of senior notes, consisting of $800 million of 9.375% notes due in 2013 and $700 million of 8.875% notes due in 2010, all of which were guaranteed by Fort James and Fort James Operating Company. The 9.375% notes due in 2013 are callable at our option beginning in 2008. Net proceeds from the offering were used to completely repay our borrowings under a senior capital markets bridge facility, and to pay down approximately $1 billion outstanding under our senior credit facility. On September 9, 2003, we completed an offer to exchange these notes for notes with substantially identical terms that are registered under the Securities Act. We paid approximately $34 million in fees and expenses associated with these transactions. The fees are being amortized over the term of these senior notes.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The indentures associated with the $500 million and $1.5 billion senior notes offerings completed on June 3, 2003 and January 30, 2003, respectively, allow us and any of our restricted subsidiaries (as defined in the indentures) to incur any debt so long as we meet a fixed charges coverage ratio of 2.00 to 1.00 (as defined in the indentures). In addition, we can incur other items of permitted debt (as defined in the indentures) without being in compliance with the fixed charge coverage ratio. The senior notes indentures allow us to make restricted payments, including making restricted investments, if certain conditions are met. We can, however, make permitted payments and permitted investments without complying with such conditions. These offerings also contain various non-financial covenants. We were in compliance with these debt covenants as of January 1, 2005.

Senior Credit Facilities

On July 2, 2004, we entered into a new $2.5 billion, five-year, senior unsecured credit facility that includes a $500 million non-amortizing term loan. This new credit facility matures July 2, 2009 and replaced our existing, five-year credit facility that would have matured November 3, 2005. Borrowings under the senior credit facility are due in periods of less than one year. We have the ability and intent to refinance such amounts on a long-term basis and accordingly, the amounts outstanding under the senior credit facility are classified as long-term.

Amounts outstanding under this facility include:

In millions	January 1, 2005
Commitments:
Revolving loans	$2,000
Term loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letter of credit agreements*	(606)
Revolving loans due July 2009, average rate of 3.1%	(205)
Term loans due July 2009, average rate of 3.5%	(500)

Total committed and outstanding	(1,311)

Total credit available	$1,189

*	The letter of credit agreements include only standby letters of credit issued pursuant to the senior credit facility.

Borrowings under the senior credit facility bear interest at market rates. Fees include a facility fee which ranges from 0.2% to 0.4% per annum based on financial performance. During 2004, we paid $7 million in commitment fees. Amounts outstanding under the senior credit facility are included in “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets. In connection with entering into the facility, we paid $9 million in up-front fees. The fees are being amortized over the term of the facility. At January 1, 2005, $705 million was borrowed under the facility, at a weighted-average interest rate of 3.4%. Amounts outstanding under the facility are included in “Secured borrowings and short-term notes” and “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

Our borrowing arrangements contain a number of financial and non-financial covenants. The more significant financial covenants are discussed below. In addition, certain agreements contain cross-default provisions. At January 1, 2005, we were in compliance with these covenants.

Covenants in our senior credit facility require a maximum leverage ratio (as defined) of 67.50% on January 1, 2005 and 65.00% thereafter. These covenants also require a minimum interest coverage ratio (as

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined) of 2.50 to 1.00 in any quarter. In addition, the covenants require a minimum net worth (as defined) that is not less than the sum of 80% of consolidated net worth (as defined) as of the end of our fiscal year 2004 and an amount equal to 50% of consolidated net income (as defined) earned in each fiscal quarter commencing on January 4, 2004. We were in compliance with these debt covenants as of January 1, 2005, with a leverage ratio of 59.55%, an interest coverage ratio of 3.73 to 1.00 and an adjusted net worth surplus (as defined) as shown below:

In millions	January 1, 2005
Adjusted Net Worth:
Net worth	$6,225
Accumulated other comprehensive income (see Notes 14 and 16)	320

Adjusted Net Worth	5,905

Required Net Worth:
80% of net worth as of January 3, 2004	4,216
50% of net income beginning first quarter 2004*	312

Required Net Worth	4,528

Adjusted Net Worth surplus	$1,377

*	Does not include quarters with net losses.

Our continued compliance with these debt covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us.

Revenue Bonds

We had outstanding borrowings of approximately $785 million and $755 million under industrial revenue bonds as of January 1, 2005 and January 3, 2004, respectively. During 2004, variable rate industrial revenue bonds of $14 million, $25 million and $22 million were issued on June 29, 2004, October 6, 2004 and December 2, 2004, respectively. Additionally, the following industrial revenue bonds matured during the year:

Face amount (in millions)	Rate	Maturity date
$ 1	6.75%	April 1, 2004
9	variable	May 1, 2004
2	4.6%	August 1, 2004
18	variable	August 1, 2004

In connection with the sale of our non-integrated pulp mills and short-line railroad to Koch on May 7, 2004 (see Note 4), Koch assumed $73 million of indebtedness. In addition, we defeased an outstanding $24 million tax-exempt bond on April 30, 2004 in order to transfer certain assets to Koch.

Approximately $109 million of our revenue bonds have variable interest rates which generally reset weekly. At such reset dates, the holders can exercise a put and the bonds are remarketed to other investors. In addition, these revenue bonds are supported by letters of credit that expire within one year. We have classified such amounts as long-term because we have the ability and intent to refinance them on a long-term basis.

Euro-Denominated Bonds

Our international operations create exposure to foreign currency exchange rate risks. At January 3, 2004, we had outstanding approximately $370 million (net of discount) of Euro-denominated bonds, which were designated as a hedge against our net investment in Europe. The use of this financial instrument allowed us to

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduce our overall exposure to exchange rate movements, since the gains and losses on this instrument offset losses and gains on the assets, liabilities and transactions being hedged. The cumulative effect of changes in foreign currency exchange rates included in accumulated other comprehensive income was a loss of approximately $63 million at maturity. Our Euro-denominated bonds matured on June 29, 2004.

Capital Leases

We have leased buildings, machinery and equipment under capital leases, which expire through 2018. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over the lease term. Depreciation expense of assets under capital leases are included in “Depreciation, amortization and accretion” on the accompanying consolidated statements of operations and amounted to $9 million in both 2004 and 2003, and $8 million in 2002. At January 1, 2005 and January 3, 2004, we had outstanding borrowings of approximately $292 million and $302 million, respectively, under capital leases.

Assets held under capital leases are:

In millions	January 1, 2005	January 3, 2004
Buildings, machinery and equipment	$163	$162
Less: accumulated depreciation	(40)	(31)

Total	$123	$131

We also have a sublease receivable associated with one of our capital leases. The balance of our lease receivable was $142 million and $148 million at January 1, 2005 and January 3, 2004, respectively. See Note 18.

European Debt

Our European debt decreased by approximately $33 million to $44 million at January 1, 2005 from $77 million at January 3, 2004.

Secured Borrowings and Short-Term Notes

On April 2, 2004, we borrowed a total of $400 million in the form of 2.6% short-term notes, which were repaid on June 7, 2004. Net proceeds from this borrowing were used to pay down a portion of our five-year credit facility that would have matured in November 2005 under the old multi-year credit facility agreement.

G-P Receivables is our wholly-owned subsidiary and is the special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold. G-P Receivables, in turn, sells an interest in the receivables to various banks and entities. This program is accounted for as a secured borrowing. The receivables outstanding under these programs and the corresponding debt are included as “Receivables” and “Secured borrowings and short-term notes,” respectively, in the accompanying consolidated balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. G-P Receivables is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. During 2004, we repurchased the receivable interest sold into the program related to the building products distribution business and the non-integrated pulp business in connection with their sale. Those receivables were transferred to the purchasers of those businesses pursuant to the divestitures described in Note 4. The amount of those repurchases was $416 million and $12 million, respectively.

Under the accounts receivable secured borrowing program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $800 million. The accounts receivable secured borrowing programs contains a cross-default provision to the financial covenants of our unsecured credit facilities. As of January 1, 2005, we had $568 million outstanding

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under our accounts receivable secured borrowing program, which was renewed in December 2004. The total cost of the program was $13 million in 2004, $23 million in 2003 and $29 million in 2002 and is included in interest expense on the accompanying consolidated statements of operations.

Other

Prior to 1996, we sold certain assets for $354 million and agreed to lease the assets back from the purchaser/lessor over a period of 30 years. Under the agreement with the purchaser, we agreed to maintain a deposit (initially in the amount of $322 million) that, together with interest earned thereon, was expected to be sufficient to fund our lease obligation, including the repurchase of assets at the end of the term. This transaction was accounted for as a financing arrangement. At the inception of the agreement, we recorded on our balance sheet an asset for the deposit from the sale of $305 million and a liability for the lease obligation of $346 million.

The sale of these assets to Domtar in 2001 required us to repurchase these assets from the lessor. Accordingly, the lessor and we agreed to a deferred payment arrangement essentially on the same terms as the original lease obligation. We agreed to maintain the original deposit under its existing terms and create a second deposit. The sum of these deposits (£276 million or approximately $400 million at December 29, 2001) approximates the deferred payment amount. A legal right of set off exists between the deferred payment amount owed and the deposits and we intend to set these items off as they come due. Accordingly, we have recorded these transactions net in the accompanying consolidated balance sheets as “Other long-term liabilities.” At January 1, 2005 and January 3, 2004, both the deposit and liability totaled approximately $536 million and approximately $500 million, respectively.

In conjunction with the sales of our timberlands formerly located in California and Maine, we received notes from the purchasers totaling $718 million. The notes received from the California sales were monetized through the issuance of notes payable in a private placement and the issuance of commercial paper in the aggregate amount of $350 million. These notes from the Maine sale (the “Maine Notes”) were monetized through the issuance of notes payable in a private placement. The proceeds from such monetizations were used to repay debt. Proceeds from the notes received from the purchasers are being used to fund payments required for the notes payable and the commercial paper. The notes receivable are classified as “Other assets” and the notes payable and commercial paper are classified as “Other long-term liabilities” on the accompanying consolidated balance sheets. The Maine Notes were issued by G-P Maine, Inc., one of our indirect wholly-owned subsidiaries, and its assets will be available first and foremost to satisfy the claims of its creditors. The commercial paper is due in periods of less than one year. We have the ability and intent to refinance such amounts on a long-term basis and accordingly, such amount is classified as long-term.

The notes receivable bear interest at rates ranging from 2.36% to 7.67% and mature through 2019. The notes payable bear interest at rates ranging from 2.68% to 7.82% and mature through 2019.

As of January 1, 2005, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

NOTE 10.    SENIOR DEFERRABLE NOTES

We issued 17,250,000 7.5% PEPS Units for $862.5 million in July 1999. Each PEPS Unit consisted of a purchase contract that obligated the holder to purchase shares of our common stock for $50 per share on or prior to August 16, 2002 and a senior deferrable note due August 16, 2004. The terms of the PEPS Unit offering included a remarketing of the notes on August 16, 2002. On August 7, 2002, due to market conditions and other factors, we announced that the senior deferrable notes would not be remarketed. On August 16, 2002, we redeemed 17,248,268 PEPS Units and issued 18,205,543 shares of Georgia-Pacific common stock for the established price of $47.375 per share, valued at $862.5 million. The remaining 1,732 PEPS Units were settled in August 2002, with the holders receiving $86,600 of senior deferrable notes.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of our financial instruments are:

	January 1, 2005		January 3, 2004
In millions	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:(1)
Payment-in-kind notes receivable (Note 4)	$136	$136	$120	$120
Lease receivable (Note 18)	142	142	148	148
Notes receivable from sale of timberlands (Note 9)	681	712	679	719
Investments in marketable securities	146	146	124	124
Liabilities
Secured borrowings and short-term notes (Note 9)(2)	568	568	689	689
Credit facilities (Note 9)(3)	705	705	250	250
Notes and debentures (Note 9)(3)	6,324	7,179	8,146	8,639
Euro-denominated bonds (Note 9)(3)	–	–	378	375
Revenue bonds (Note 9)(3)	785	773	755	727
Capital leases (Note 9)(3)	292	345	302	341
European debt (Note 9)(3)	44	44	77	77
Other loans (Note 9)(4)	10	10	11	12
Notes payable from monetizations of notes receivable(4)	659	685	659	691
Other Financial Instruments
Interest rate exchange agreements (rate collar) (Note 9)(4)	1	1	3	3
Interest rate exchange agreements (fixed to floating)(3)	(6)	(6)	–	–

(1)	Recorded in “Other assets” in the accompanying consolidated balance sheets.
(2)	Recorded in “Secured borrowings and short-term notes” in the accompanying consolidated balance sheets.
(3)	Recorded in “Current portion of long-term debt” and “Long-term debt, excluding current portion” in the accompanying consolidated balance sheets.
(4)	Recorded in “Other long-term liabilities” in the accompanying consolidated balance sheets.

Payment-in-Kind Notes Receivable

The fair value of the payment-in-kind notes receivable was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and Debentures

The fair value of notes and debentures was estimated primarily by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

Euro-Denominated Bonds and European Debt

The fair value of Euro-denominated bonds and European debt was estimated by calculating the present value of anticipated cash flows.

Revenue Bonds, Capital Leases and Other Loans

The fair value of revenue bonds, capital leases and other loans was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

During the fourth of quarter 2004, we entered into interest rate exchange agreements that effectively converted $500 million of fixed-rate obligations to floating-rate obligations. For the year ended January 1, 2005, these agreements decreased interest expense by $1 million. The agreements had a weighted-average maturity of approximately five years at January 1, 2005. The estimated fair value of these agreements at January 1, 2005 was a $6 million liability, which is offset by an adjustment to the fair value of our debt of $6 million.

At January 1, 2005, we had interest rate exchange agreements (a collar) that effectively capped $47 million of floating rate obligations to a maximum interest rate of 7.5% and established a minimum interest rate on these obligations of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. For the year ended January 1, 2005, these agreements decreased interest expense by approximately $2 million. The estimated fair value of our collar at January 1, 2005 and January 3, 2004 was an asset of $1 million and $3 million, respectively. This agreement matures during the fourth quarter of 2005. The asset balance represents the estimated amount we would be paid if the agreements were terminated on January 1, 2005. The fair value at January 1, 2005 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

NOTE 12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, we designate the derivative as either a fair value hedge, a cash flow hedge, the hedge of a net investment in a foreign operation, a non-designated derivative instrument or a normal purchase/sale contract. We

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

engage in derivatives classified as cash flow hedges and changes in the fair value of such highly effective derivatives are recorded in other comprehensive income (loss). We also engage in derivatives classified as fair value hedges where changes in the fair value of these instruments and that of the related hedged instrument are recorded in the consolidated statements of operations. We have also participated in some derivatives that were classified as non-designated derivative instruments and we previously hedged our net investment in certain European operations. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in the fair value of the hedge in the net investment of certain European operations were recorded in other comprehensive income (loss).

We formally document all relationships between hedging instruments and the hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.

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

We do not utilize derivatives for speculative purposes. Derivatives are such that a specific debt instrument, contract or anticipated purchase determines the amount, maturity and other specifics of the hedge. Counterparty risk is limited to institutions with long-term debt ratings of A or better.

Cash Flow Hedges:    During the third quarter of 2004, we entered into commodity swap agreements to reduce the risk inherent in fluctuating natural gas prices. These swap agreements are considered cash flow hedges of our natural gas purchases and differences paid and received are recognized as adjustments to gas costs. These hedges are considered to be highly effective in offsetting the cash flows of our natural gas costs and, therefore, the changes in fair value are recorded in accumulated other comprehensive income. With each type of cash flow hedge, the settlement of the forecasted transaction resulted in the reclassification into earnings of gains and losses that were reported in accumulated other comprehensive income. During 2004, the settlement of these transactions decreased gas costs by $4 million. There were no such contracts outstanding at January 1, 2005.

Fair Value Hedges:    During the fourth quarter of 2004, we entered into interest rate exchange agreements to manage our interest rate risk. These interest rate exchange agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $500 million at January 1, 2005. These hedges are considered to be highly effective and no ineffectiveness was recorded during 2004. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest expense, net” on the accompanying consolidated statements of operations, the net of which is zero. At January 1, 2005, the fair market value of such contracts was a liability of $6 million and was recorded in “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

Hedge of the Net Investment in a Foreign Operation:    At January 3, 2004, we had outstanding approximately $370 million (net of discount), respectively, of Euro-denominated bonds which were designated as a hedge against our net investment in Europe. These bonds matured on June 29, 2004.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    INCOME TAXES

Following is a summary of income (loss) from continuing operations before income taxes for United States and foreign operations:

	Fiscal Year Ended
In millions	2004	2003	2002
United States	$727	$259	$(665)
Foreign	196	174	147

Income (loss) from continuing operations before income taxes	$923	$433	$(518)

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
In millions	2004	2003	2002
Current income taxes:
Federal	$169	$146	$(346)
State	20	13	(9)
Foreign	31	40	41
Deferred income taxes:
Federal	59	(69)	(2)
State	9	(11)	(6)
Foreign	9	(10)	4

Provision (benefit) for income taxes	$297	$109	$(318)

Income taxes paid during 2004 are net of $8 million in state income tax refunds. Taxes paid also includes $23 million in payments for audit settlements and $47 million in foreign income tax payments. Income taxes received during 2003 are net of $11 million in state income tax payments and $202 million in federal income tax payments, which includes $118 million in payments for audit settlements, and $48 million in foreign income tax payments. Income taxes paid during 2002 are net of approximately $15 million in state income tax refunds and $113 million in federal income tax refunds.

No provision for income taxes has been made for $866 million of undistributed earnings of certain of our foreign subsidiaries and affiliates which have been indefinitely reinvested. It is not practicable to determine the amount of United States income tax which would be payable if such undistributed foreign earnings were repatriated. In addition, United States taxes payable on such repatriation may be offset, in part, by foreign tax credits.

The AJCA includes a deduction for 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between zero and approximately $670 million. The related potential range of income tax is between zero and approximately $55 million. The potential tax could be significantly higher if certain provisions of a proposed technical corrections bill are not enacted. The failure to enact such provisions would also be a significant factor in our evaluation of whether to repatriate earnings under the AJCA.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Internal Revenue Service is currently finalizing its audits of our federal income tax returns for the years 1999 through 2000. We expect the Internal Revenue Service to formally commence examination of our federal income tax returns for the years 2001 through 2003 in 2005.

We recognize a liability for income tax filing positions and other matters when we believe an adjustment is probable and reasonably estimable. Additionally, although the outcome of these matters cannot be determined with certainty, we believe adequate reserves have been established for probable losses and that the ultimate outcome of the matters would not have a material adverse effect on our results of operations.

The federal statutory income tax rate was 35% for each of the past three years. The provision for income taxes is reconciled to the federal statutory amounts as follows:

	Fiscal Year Ended
In millions	2004	2003	2002
Provision (benefit) for income taxes computed at the federal statutory tax rate	$323	$151	$(182)
State income taxes, net of federal benefit	16	9	(10)
Foreign income taxes, lower than U.S. rates	(31)	(24)	(12)
Tax benefit on the sale of 60% interest in Unisource	–	–	(158)
Write off and amortization of nondeductible goodwill	–	1	39
Favorable change in the status of tax audits	(8)	(17)	–
Utilization of tax credits	(2)	(14)	–
Other	(1)	3	5

Provision (benefit) for income taxes	$297	$109	$(318)

The components of the net deferred income tax liabilities are:

In millions	January 1, 2005	January 3, 2004
Deferred income tax assets:
Compensation related accruals	$704	$677
Other accruals and reserves	321	385
Other	137	118

	1,162	1,180
Valuation allowance	(60)	(60)

	1,102	1,120

Deferred income tax liabilities:
Property, plant and equipment	(1,904)	(1,880)
Timber and timberlands	(200)	(199)
Other	(439)	(407)

	(2,543)	(2,486)

Deferred income tax liabilities, net	$(1,441)	$(1,366)

As of January 1, 2005, we had net operating loss carryforwards in Europe with potential future tax benefits of approximately $32 million, most of which do not expire, and approximately $14 million of foreign tax credit

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards that expire through 2014. Valuation allowances have been recorded against these deferred tax assets. Of the total valuation allowance, approximately $40 million would be allocated to reduce goodwill if the tax benefits ultimately are recognized.

NOTE 14.    RETIREMENT PLANS

Defined Benefit Pension Plans

Most of our employees participate in noncontributory defined benefit pension plans. These include plans that are administered solely by us and union-administered multiemployer plans. Our funding policy for solely administered plans is based on actuarial calculations and the applicable requirements of federal law. Contributions to multiemployer plans are generally based on negotiated labor contracts. Approximately 22,000 of our United States and Canadian employees are members of unions. Twenty-three union contracts in the United States and Canada are subject to negotiation and renewal in 2005, including five at large facilities. European labor contracts are governed by local practice and regulation.

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

At January 1, 2005 and January 3, 2004, $42 million and $40 million, respectively, of non-current prepaid pension cost was included in “Other assets” on the accompanying balance sheets. Accrued pension liabilities of $800 million and $788 million at January 1, 2005 and January 3, 2004, respectively, were included in “Other current and long-term liabilities” on the accompanying balance sheets.

Pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, additional liabilities of $949 million and $903 million were recorded as of January 1, 2005 and January 3, 2004, respectively, in order to recognize the required minimum liability. Intangible assets of $133 million and $144 million and changes to pre-tax accumulated other comprehensive income of $57 million and $(255) million were recorded as of January 1, 2005 and January 3, 2004, respectively.

In connection with the 2004 sale of our building products distribution segment, transfers of projected benefit obligations and plan assets of $65 million and $55 million, respectively, are reflected under “Divestitures” in the tables below.

We use October 31 as the measurement date for all of our solely administered defined benefit pension plans.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the change in projected benefit obligation and the change in plan assets for the solely administered plans:

In millions	January 1, 2005	January 3, 2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,392	$4,117
Service cost	142	140
Interest cost	251	252
Divestitures	(65)	–
Curtailments	5	–
Participant contributions	4	4
Plan amendments	11	5
Actuarial losses	189	194
Foreign currency exchange rate changes	32	54
Benefits paid	(354)	(374)

Projected benefit obligation at end of year	$4,607	$4,392

Change in plan assets:
Fair value of assets at beginning of year	$3,567	$3,143
Actual return on plan assets	383	640
Divestitures	(55)	–
Participant contributions	4	4
Employer contributions	200	113
Foreign currency exchange rate changes	24	41
Benefits paid	(354)	(374)

Fair value of assets at end of year	$3,769	$3,567

The tables above include projected benefit obligations of $434 million and $367 million, and fair value of assets of $351 million and $299 million, for 2004 and 2003, respectively, for our European pension plans.

The funded status and the amounts recognized on the accompanying consolidated balance sheets for the solely administered plans are set forth in the following table:

In millions	January 1, 2005	January 3, 2004
Funded status	$(838)	$(825)
Employer contributions after the measurement date	5	5
Unrecognized actuarial losses	922	849
Unrecognized prior service cost	102	126

Net prepaid benefit cost	$191	$155

Amounts recognized on the balance sheets consist of:
Prepaid pension cost	$42	$40
Accrued pension liability	(800)	(788)
Intangible asset	133	144
Accumulated other comprehensive income	816	759

Net amount recognized	$191	$155

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all solely administered plans was $4,557 million and $4,344 million at January 1, 2005 and January 3, 2004, respectively.

For plans with projected benefit obligations in excess of plan assets, the following table sets forth the projected benefit obligation and the fair value of plan assets:

In millions	January 1, 2005	January 3, 2004
Projected benefit obligation	$4,558	$4,343
Fair value of plan assets	3,708	3,509

For plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the accumulated benefit obligation and the fair value of plan assets:

In millions	January 1, 2005	January 3, 2004
Accumulated benefit obligation	$4,429	$4,231
Fair value of plan assets	3,625	3,438

Net periodic pension cost for our solely administered and multiemployer pension plans included the following:

	Fiscal Year Ended
In millions	2004	2003	2002
Service cost of benefits earned	$142	$140	$180
Interest cost on projected benefit obligation	251	252	268
Expected return on plan assets	(287)	(247)	(348)
Amortization of losses	35	60	15
Curtailment/settlement losses	12	11	22
Amortization of prior service cost	14	14	10
Accrued settlement loss	1	–	19
Contributions to multiemployer pension plans	9	8	10

Net periodic pension cost	$177	$238	$176

The net periodic pension cost above includes approximately $1 million, $4 million and $2 million that is reported as discontinued operations in 2004, 2003, and 2002, respectively.

In connection with the 2004 sales of our building products distribution segment and our non-integrated pulp mills (see Note 4), we recognized settlement and curtailment losses of approximately $12 million and an accrued pension settlement loss of approximately $1 million, which have been included as components of the gain on the sale of discontinued operations in the accompanying consolidated statements of operations. In connection with the 2002 sale of a 60% controlling interest in Unisource (see Note 4), we recognized a curtailment loss of approximately $19 million and an accrued pension settlement loss of approximately $19 million, which have been included as components of the loss on sale of Unisource, included in “Other losses (income), net” in the accompanying consolidated statements of operations.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used for our United States and Canadian pension plans to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the fiscal year:

	Fiscal Year Ended
	2004	2003	2002
Projected benefit obligation:
Discount rate	5.75%	6.00%	6.50%
Average rate of increase in future compensation levels	4.72%	4.57%	4.49%

Net periodic pension cost:
Discount rate	6.00%	6.50%	7.00%
Average rate of increase in future compensation levels	4.57%	4.49%	5.76%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.50%

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

The following assumptions were used for European pension plans to determine the projected benefit obligation and net periodic pension cost at the measurement date:

	Fiscal Year Ended
	2004	2003	2002
Projected benefit obligation:
Discount rate	5.50%	5.50%	5.50%
Average rate of increase in future compensation levels	2.75%	2.75%	4.25%

Net periodic pension cost:
Discount rate	5.50%	5.50%	5.50%
Average rate of increase in future compensation levels	2.75%	4.25%	4.00%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For our United States and Canadian pension plans, the percentage of fair value of total assets by asset category as of our measurement date is:

	January 1, 2005	January 3, 2004
Asset category:
Domestic equity:
Equity securities	26%	23%
Equity funds	30	27
Private equity funds	2	3

Total domestic equity	58	53
International equity:
International equity securities	1	2
International equity funds	14	18

Total international equity	15	20
Fixed income investments:
Debt securities	16	16
Fixed income funds	5	5
Private debt funds	2	2

Total fixed income investments	23	23
Cash and cash equivalents	4	4

Total	100%	100%

Our investment strategy for our United States and Canadian pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced on a monthly basis. Target allocations for 2005 are 61% domestic and 15% international equity investments, 23% fixed income investments, and 1% cash investments. Target tolerances are typically less than 1%. The plans utilize a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and private equity and debt funds to achieve this target asset allocation. In addition, equity index futures are used to offset excess cash in order to control the overall asset allocation. Equity index futures exposure included in cash in the table above represented 3% of assets in both 2004 and 2003.

For our European pension plans, the percentage of fair value of total assets by asset category as of our measurement date is:

	January 1, 2005	January 3, 2004
Asset category:
Equity securities	34%	35%
Equity funds	18	19
Debt securities	24	18
Debt funds	18	23
Real estate	1	1
Other	5	4

Total	100%	100%

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

Pension contributions for 2005 are estimated to be $193 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412 and certain voluntary contributions.

Expected pension benefit payments, which reflect expected future service, as appropriate, are:

In millions (unaudited)
2005	$404
2006	272
2007	288
2008	306
2009	320
2010 - 2014	1,772

Defined Contribution Plans

We sponsor several defined contribution plans to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation. Our contributions totaled $51 million in 2004, $76 million in 2003 and $83 million in 2002. The reductions in our contributions in 2004 and 2003 are primarily due to the 2004 sales of our building products distribution segment and our non-integrated pulp mills and the 2002 sale of the majority of our paper distribution business.

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

The majority of our retiree medical plans provide prescription drug benefits and will be affected by the Act, which was signed into law in December 2003. In accordance with FSP 106-2, we have included the effects of the Act on our medical plans retroactively beginning in the second quarter of 2004. The reduction in our accumulated postretirement benefit obligation attributed to past service was approximately $67 million. The impact of the subsidy on net periodic postretirement benefit cost is a reduction in the interest cost on the accumulated postretirement benefit obligation and the elimination of our requirement to amortize unrecognized gains or losses. The reduction in interest cost for 2004 was approximately $3 million. The reduction in the required amortization of unrecognized losses for 2004 was approximately $3 million.

In April 2003, we amended our retiree medical cost sharing policy for all of our active salaried employees and the majority of our retired salaried employees. The change shifts all of the remaining retiree medical costs to the impacted plan participants over the next three to five years so that, at the end of the five-year period, we will no longer incur retiree medical costs for the impacted plan participants. The net effect of this change was a reduction in the accumulated postretirement benefit obligation of approximately $107 million and a reduction in net periodic postretirement benefit cost of approximately $13 million in 2003.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Salaried and non-bargaining hourly employees of Fort James who participated in the Fort James Retiree Medical Savings Account Plan (“RMSA”) are eligible for retiree health care benefits under our retiree medical plan. The RMSA plan requires retirees to pay the full cost of the under age 65 and age 65 and older plans. With the 2003 changes to our plan, we will no longer share the under age 65 plan cost with retirees once the RMSA account is exhausted.

We use October 31 as the measurement date for all our other postretirement benefit plans.

The following tables set forth the change in accumulated postretirement benefit obligation and the amounts recognized on the accompanying consolidated balance sheets:

In millions	January 1, 2005	January 3, 2004
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$773	$806
Service cost	4	5
Interest cost	38	42
Curtailments	–	(3)
Plan amendments	–	(131)
Actuarial losses	31	126
Benefits paid	(83)	(72)

Accumulated postretirement benefit obligation at end of year	$763	$773

Under funded status	$(763)	$(773)
Unrecognized actuarial losses	160	130
Unrecognized prior service credit	(165)	(182)

Net accrued benefit cost	$(768)	$(825)

Net periodic postretirement benefit cost included the following components:

	Fiscal Year Ended
In millions	2004	2003	2002
Service cost of benefits earned	$4	$5	$11
Interest cost on accumulated postretirement benefit obligation	38	42	50
Amortization of prior service credit	(17)	(13)	(8)

Net periodic postretirement benefit cost	$25	$34	$53

The net periodic postretirement benefit cost above includes approximately $1 million that is reported as discontinued operations in 2002.

In connection with the 2002 sale of the majority of our paper distribution business, we recognized a curtailment loss of approximately $9 million and a settlement gain of approximately $2 million, which were reflected in the pre-tax loss on the sale.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to determine the projected postretirement benefit obligation at the measurement date and the net periodic postretirement benefit cost for the fiscal year:

	Fiscal Year Ended
	2004	2003	2002
Discount rate:
Projected benefit obligation	5.25%	5.50%	6.00%
Net periodic postretirement benefit cost	5.50%	6.00%	6.50%

The assumed health care cost trend rates used to determine the projected postretirement benefit obligation are:

	January 1, 2005	January 3, 2004
Health care cost trend rate assumed for next year (under age 65)	10.0%	9.0%
Health care cost trend rate assumed for next year (age 65 and older)	11.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

In millions	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	58	(51)

We expect to contribute $72 million for the payment of benefits from our retiree medical plans in 2005.

Gross benefit payments expected to be made from our retiree medical plans, excluding the effect of the Medicare prescription drug subsidy but including expected future service, are:

In millions (unaudited)
2005	$72
2006	72
2007	72
2008	72
2009	72
2010 - 2014	340

The gross Medicare prescription drug subsidy expected to be received by our retiree medical plans is:

In millions (unaudited)
2005	$–
2006	7
2007	7
2008	8
2009	8
2010 - 2014	39

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    COMMON AND PREFERRED STOCK

Our authorized capital stock consists of (i) 10 million shares of Preferred Stock and 25 million shares of Junior Preferred Stock, of which no shares were issued and outstanding at January 1, 2005 and January 3, 2004, and (ii) 400 million shares of Georgia-Pacific common stock of which 256,992,000 shares and 252,980,000 shares were issued at January 1, 2005 and January 3, 2004, respectively.

At January 1, 2005, the authorized shares of common stock reserved for issue were:

2002 Outside Director Stock Option Plan	237,800
2000 Fort James Conversions	637,966
2000 Employee Stock Purchase Plan	4,262,214
1999 Unisource Conversions	189,084
1999 Wisconsin Tissue Conversions	16,930
1997 Long-Term Incentive Plan	13,024,052
1995 Outside Directors Stock Plan	22,428
1995 Shareholder Value Incentive Plan	1,858,853

Common stock reserved	20,249,327

Additional information relating to our existing employee stock options is:

	Year Ended January 1, 2005
	Shares	Weighted-Average Exercise Price
Options outstanding at January 3, 2004	9,836,480	$28.00
Options granted	34,070	28.10
Options exercised/surrendered	(2,615,661)	26.53
Options canceled	(169,136)	32.86

Options outstanding at January 1, 2005	7,085,753 (1)	28.42

Options exercisable at January 1, 2005	6,461,763	29.06
Option prices per share:
Granted/converted	$28
Exercised/surrendered	$10 - $32
Canceled	$11 - $73

(1)	Options outstanding by exercise price are presented below:

	Outstanding			Exercisable
	Number of Options	Remaining Life (in years)	Average Exercise Price	Number of Options	Average Exercise Price
$9.59-$14.20	19,945	0.9	$10.26	19,945	$10.26
$14.43-$20.11	732,823	3.2	$16.40	544,115	$16.80
$22.03-$32.17	5,413,098	3.0	$27.46	4,977,816	$27.70
$35.99-$50.36	815,382	3.3	$41.23	815,382	$41.23
$59.44-$91.58	104,505	1.7	$66.35	104,505	$66.35

Total options	7,085,753			6,461,763

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended January 3, 2004
	Shares	Weighted-Average Exercise Price
Options outstanding at December 28, 2002	22,205,895	$28.41
Options granted	300,550	15.25
Options exercised/surrendered	(1,031,087)	19.32
Options canceled	(11,638,878)	29.82

Options outstanding at January 3, 2004	9,836,480	28.00

Options exercisable at January 3, 2004	8,387,182	28.78
Option prices per share:
Granted/converted	$15
Exercised/surrendered	$9 - $29
Canceled	$10 - $92

	Year Ended December 28, 2002
	Shares	Weighted-Average Exercise Price
Options outstanding at December 29, 2001	20,151,717	$29.05
Options granted	3,097,617	24.54
Options exercised/surrendered	(200,788)	21.32
Options canceled	(842,651)	37.68

Options outstanding at December 28, 2002	22,205,895	28.41

Options exercisable at December 28, 2002	17,493,917	28.54
Option prices per share:
Granted/converted	$24 - $27
Exercised/surrendered	$9 - $29
Canceled	$10 - $92

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

On June 5, 2003, we completed this exchange program whereby eligible employees exchanged approximately 9,084,000 stock options with exercise prices ranging from $18.64 per share to $41.59 per share for 3,373,000 restricted shares of common stock valued at $17.77 per share. Total compensation expense to be recognized over the three-year vesting period related to the restricted stock is approximately $19 million. The options eligible for the exchange were part of the 1997 Long-Term Incentive Plan, the 1995 Shareholder Value Incentive Plan and the Fort James Conversions, as described below.

In addition, eligible employees exchanged approximately 3,286,000 SARs with exercise prices ranging from $24.44 per share to $29.47 per share for 2,647,000 replacement SARs with an exercise price of $17.77 per share. The replacement SARs receive variable accounting treatment. The SARs eligible for the exchange were part of the Long Term Appreciation Plan, as described below.

In 2004, we recognized compensation expense of $9 million and $26 million, respectively, related to the restricted stock and replacement SARs issued under this exchange program. In 2003, we recognized compensation expense of $5 million and $11 million, respectively, related to the restricted stock and replacement SARs issued under this exchange program.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Outside Director Stock Option Plan

We reserved 250,000 shares of our common stock for issuance under the 2002 Outside Director Stock Option Plan. This Plan provides for the issuance of non-qualified stock options to our nonemployee directors. These option grants vest ratably over a three-year period and will expire and cease to be exercisable ten years after the date of grant.

1997 Long-Term Incentive Plan

We reserved 16,000,000 shares of Georgia-Pacific stock for issuance under the 1997 Long-Term Incentive Plan (the “LTIP”). The LTIP authorizes grants of stock options, restricted stock and performance awards.

Options granted under the plan have a 10-year term and vest ratably over a three-year period. As part of the option exchange program described above, 5,713,000 options at prices ranging from $24.44 per share to $41.59 per share were exchanged for restricted stock.

Cash SARs granted under the plan have a 10-year term and vest over a three-year period. Benefits paid under this plan will be made in cash, not common stock. We issued 1,958,000 SARs under the LTIP in 2004 with an exercise price of $28.10 per share. The SAR exercise price was based on the underlying fair value of Georgia-Pacific common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific common stock and the fair market value at the date of grant and the related vesting percentage. Compensation expense recorded related to these SARs was $10 million in 2004.

Stock SARs granted under the plan have a 10-year term and vest ratably over a three-year period. Benefits paid under this plan will be made in stock. We issued 1,705,000 stock SARs under the LTIP in 2004 with an exercise price of $28.10 per share. The SAR exercise price was based on the underlying fair value of Georgia-Pacific common stock at the grant date. The SARs vest over three years. Compensation expense for the SARs is based on the fair market value of Georgia-Pacific common stock on the grant date, as determined by the Black-Scholes option pricing model. Compensation expense recorded related to these SARs was $7 million in 2004.

Performance rights granted under the LTIP provide for the issuance of common stock (“performance stock rights”) and the issuance of cash incentives (“performance units”) upon achievement of a relative total shareholder return (“TSR”), as defined, during a three-year performance period. The performance rights provide for issuance of up to 200% of a specified target number of shares or units, depending upon the achieved TSR. At the time performance shares are awarded, the average of the high and low market value of the stock is added to common stock and additional paid-in capital and is deducted from shareholders’ equity as long-term incentive plan deferred compensation.

In 2002, we granted 837,000 performance stock rights. Performance stock rights with respect to 122,000 shares have been exercised and cancelled. Based on achievement of performance criteria, the award will pay out at 122.16% of target resulting in the issuance of 873,000 shares. In 2004, we recognized compensation expense of $33 million with respect to the 2002 grant.

In 2004 and 2003, we granted 922,000 and 863,000 performance stock rights, respectively. Also in 2003, we granted 1,157,000 performance units. The weighted-average fair value of these awards, $10.85 per share and $7.11 per share in 2004 and 2003, respectively, is being recognized ratably over a three-year vesting period. Compensation expense recorded related to these performance rights was $8 million and $5 million in 2004 and 2003, respectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted shares granted under the plan vest ratably over a three-year period. We issued 22,000 restricted shares under the LTIP in 2004. The weighted-average fair value of the award was $34.75 per share. Compensation expense related to these restricted shares was deminimus.

Employee Stock Purchase Plan

We reserved 9,000,000 shares of Georgia-Pacific stock under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offers employees the right to subscribe for shares of Georgia-Pacific at a subscription price equal to 90% of the lower of the average price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period began on July 1, 2000 and ended on June 30, 2001. We issued 1,511,000 shares of Georgia-Pacific stock at a purchase price of $24.10 for the initial one-year period. The 2000 Purchase Plan was extended, and the next purchase period began on July 1, 2001 and ended on June 30, 2002. We issued 1,696,000 shares of Georgia-Pacific stock at a purchase price of $22.11 per share. The third purchase period began on December 12, 2002 and ended on December 11, 2003. We issued 1,530,000 shares of Georgia-Pacific stock at a purchase price of $15.21 per share.

1995 Outside Directors Stock Plan

We reserved 200,000 shares of Georgia-Pacific stock for issuance under the 1995 Outside Directors Stock Plan, which provides for the issuance of shares of common stock to our non-employee directors on a restricted basis. Each non-employee director was issued 1,481 restricted shares, 2,153 restricted shares and 1,304 restricted shares of Georgia-Pacific stock in 2004, 2003, and 2002, respectively.

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

As part of the option exchange program described above, 1,569,000 options at prices ranging from $25.84 per share to $28.65 per share were exchanged for restricted stock.

Unisource Conversions

In connection with the acquisition of Unisource, we converted certain stock options awarded under a former Unisource stock option plan (“Unisource stock options”) into Georgia-Pacific stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Unisource stock options was preserved and the ratio of the exercise price per Unisource stock option to the market value per share of Georgia-Pacific stock was not reduced. Unisource stock options to purchase 2,633,000 shares had original grant dates ranging from November 10, 1994 through May 19, 1999 with a 10-year term, and vest ratably over three-year and five-year periods. These Unisource stock options were converted into options to purchase 630,000 shares of Georgia-Pacific stock at prices ranging from $31.88 per share to $91.58 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The value of these options at the acquisition date was $9 million and was included as part of the purchase price paid for Unisource.

Wisconsin Tissue Conversions

In connection with the formation of a partnership between us and Chesapeake Corp. (“Georgia-Pacific Tissue”), we converted certain outstanding stock options awarded under a Chesapeake stock option plan

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“Chesapeake stock options”) into Georgia-Pacific stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Chesapeake stock options was preserved and the ratio of the exercise price per Chesapeake stock option to the market value per share of Georgia-Pacific stock was not reduced. Chesapeake stock options to purchase 172,000 shares had original grant dates ranging from August 11, 1997 through April 16, 1999, with a vesting period of three years and a 10-year term.

These Chesapeake stock options were converted into options to purchase 93,000 shares of Georgia-Pacific stock at prices ranging from $36.20 per share to $50.36 per share. The vesting provisions and option periods of the original grants remained the same following such conversion. The stock options’ total value of $1 million was included in the asset purchase price on the date we formed Georgia-Pacific Tissue.

Fort James Conversions

In connection with the acquisition of Fort James, we converted certain stock options awarded under a former Fort James stock option plan (“Fort James stock options”) into Georgia-Pacific stock options. The conversion was intended to ensure that the aggregate intrinsic value of the Fort James stock options was preserved and the ratio of the exercise price per Fort James stock option to the market value per share of Georgia-Pacific stock was not reduced. Fort James stock options to purchase 7,399,000 shares had original grant dates ranging from February 11, 1991 through August 15, 2000 with a 10-year term. These Fort James stock options were converted into options to purchase 10,349,000 shares of Georgia-Pacific stock at prices ranging from $9.59 per share to $36.76 per share. The options became fully vested as of the acquisition date with the same option period of the original grants. The value of these options at the acquisition date was $120 million and was included as part of the purchase price paid for Fort James.

We also converted 15,000 Fort James stock appreciation rights to receive cash into 21,000 Georgia-Pacific Rights with prices of $17.61 per share and $28.06 per share. The rights became fully vested as of the acquisition date and maintained their original option dates of February 11, 2000 and January 6, 1999 with a 10-year term. The related compensation expense is being recorded based on changes in the quoted market price of the underlying stock until the rights are exercised or expire.

As part of the option exchange program described above, 1,802,000 options at prices ranging from $18.64 per share to $30.52 per share were exchanged for restricted stock.

Long-Term Appreciation Plan

The Long-Term Appreciation Plan (the “LTAP”) provides for the granting of SARs to our key employees. Benefits paid under this plan will be made in cash, not common stock. We issued 8,000, 2,155,000 and 2,366,000 SARs under the LTAP in 2004, 2003 and 2002 with weighted-average exercise prices of $29.60 per share, $15.27 per share and $24.44 per share, respectively. The SAR exercise price was based on the underlying fair value of Georgia-Pacific common stock at the grant date. The SARs vest over three years, and are expensed using the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans. Compensation expense for the SARs is based on the difference between the current fair market value of Georgia-Pacific common stock and the fair market value at the date of grant and the related vesting percentage. Compensation expense recorded related to these SARs was $25 million and $21 million in 2004 and 2003, respectively. Compensation expense in 2002 related to these SARs was insignificant.

Shareholder Rights Plan

On December 16, 1997, our shareholders approved an amended and restated Shareholder Rights Plan (the “Rights Agreement”) pursuant to which preferred stock purchase rights (the “Rights”) are issued on each

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding share of Georgia-Pacific stock (a “Georgia-Pacific Right”), which will entitle the holders thereof to purchase shares of Series B Junior Preferred Stock under the conditions specified in the Rights Agreement. On November 5, 2004, the Board of Directors approved an amendment to the Rights Agreement, effectively terminating the Rights Agreement and all outstanding Rights as of May 3, 2005.

Capital Stock

We did not hold any Georgia-Pacific stock in treasury as of January 1, 2005 and January 3, 2004.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our accumulated other comprehensive income (loss) includes:

In millions	Foreign Currency Items	Derivative Instruments	Unrealized Gain on Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
December 28, 2002	$111	$(5)	$–	$(625)	$(519)
Activity (pre-tax)	456	9	6	255	726
Related taxes	26	(4)	(2)	(103)	(83)

January 3, 2004	593	–	4	(473)	124
Activity (pre-tax)	223	–	9	(57)	175
Related taxes	2	–	(4)	23	21

January 1, 2005	$818	$–	$9	$(507)	$320

NOTE 17.    COMMITMENTS AND CONTINGENCIES

Total rental expense was approximately $93 million, $110 million and $180 million in 2004, 2003 and 2002, respectively.

At January 1, 2005, our total commitments under capital leases, long-term purchase obligations and operating leases were:

In millions	Capital Leases	Purchase Obligations(1)	Operating Leases
2005	$36	$481	$79
2006	38	262	73
2007	39	227	58
2008	47	207	54
2009	67	163	46
After 2009	199	286	405

Total minimum payments	426	$1,626	$715
Less: amounts representing interest	134

Present value of minimum lease payments	292
Less: current portion of obligations under capital leases	16

Long-term portion of obligations under capital leases	$276

(1)	The majority of our purchase obligations are take-or-pay contracts made in the ordinary course of business related to raw material purchases and utilities contracts. Other significant items included in the above table reflect purchase obligations related to advertising agreements and legally binding commitments for capital projects. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are party to various legal proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, we face exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the last several years provides only very limited coverage for environmental matters.

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 171 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which we are involved, we estimate that approximately 43% are being investigated, approximately 19% are being remediated and approximately 38% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably estimable. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we have included appropriate amounts in such reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $134 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, assumptions least favorable to us among the range of reasonably possible outcomes were used. In estimating both our current reserve for environmental remediation and the possible range of additional costs, we have not assumed we will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in our environmental liability account for the last three fiscal years.

	Fiscal Year Ended
In millions	2004	2003	2002
Beginning balance	$237	$306	$318
Expense (income) in earnings:
Related to previously existing matters	5	(57)	1
Related to new matters	6	1	13
Reclassification of reserves for adoption of SFAS No. 143 (see Note 8)	–	(4)	–
Payments	(11)	(9)	(26)

Ending balance	$237	$237	$306

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kalamazoo River Superfund Site

We are currently implementing an Administrative Order by Consent (“AOC”) entered into with the Michigan Department of Natural Resources and the United States Environmental Protection Agency (“EPA”) regarding an investigation of the Kalamazoo River Superfund Site. The site comprises 35 miles of the Kalamazoo River, three miles of Portage Creek and a number of operable units in the form of landfills, waste disposal areas and impoundments. We became a PRP for the site in December 1990 by signing the AOC. There are two other named PRPs at this time. Several other companies have been identified by government agencies as PRPs, and all but one is believed to be financially viable. The contaminants of concern are polychlorinated biphenyls (“PCBs”) in the river sediments and paper waste residuals in the landfills and waste disposal areas.

A draft Remedial Investigation/Feasibility Study (“RI/FS”) for the Kalamazoo River was submitted to the State of Michigan on October 30, 2000 by us and other PRPs. The draft RI/FS evaluated five remedial options ranging from no action to total dredging of the river and off-site disposal of the dredged materials. In February 2001, the PRPs, at the request of the State of Michigan, also evaluated nine additional potential remedies. The cost for these remedial options ranges from $0 to $2.5 billion. The draft RI/FS recommends a remedy involving stabilization of over twenty miles of riverbank and long-term monitoring of the riverbed. Our reserve is based on the assumption that this bank stabilization remedy will be selected as the final remedy by the EPA and the State of Michigan, and that the costs of this remedy will be shared by several other PRPs. The total cost for this remedy is approximately $73 million. It is unknown over what timeframe these costs will be paid out.

The EPA has taken over management of the RI/FS and is evaluating the proposed remedy. We cannot predict what impact or change will result from the EPA’s assuming management of the site. We are participating, along with another PRP, the State of Michigan, the EPA and other state and federal agencies, in a voluntary mediation to reach a consensus on a remedial approach for a two mile section of the Kalamazoo River behind the Plainwell Dam. The mediation is in a preliminary stage and we do not yet have a schedule for its completion.

We are paying 45% of the costs for the RI/FS investigation of the 35 mile section of the river based on an interim allocation. This 45% interim allocation includes the share assumed by Fort James prior to its acquisition by us.

As part of implementing the AOC, we are involved with the closure of two disposal areas which are contaminated with PCBs. The remediation of the King Highway Landfill is essentially complete and we are waiting for final approval of the closure from the State of Michigan. A 30-year post-closure care period will begin upon receipt of closure approval, and over that period we will make expenditures accrued for post-closure care. We are solely responsible for closure and post-closure care of the King Highway Landfill.

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/A Site landfill, will be approximately $8 million. The State of Michigan has finalized a new RI/FS for this landfill and has forwarded it to the EPA. The new RI/FS evaluates the same remedies proposed by the PRPs. The decision as to the actual remedy will be made by the EPA. We believe it will require a remedy for this landfill similar to the King Highway landfill closure. It is anticipated these costs will be paid out over the next five years, and costs for post-closure care will be required for 30 years following certification of the closure. We are solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill, and are sharing investigation costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between us and Millennium Holdings has not been made; however, our share should not exceed 50%.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have spent approximately $35 million on the Kalamazoo River Superfund Site through January 1, 2005, all of which were charged to earnings, broken down as follows:

In millions
River	$20
King Highway	10
A Site	2
Willow Blvd.	3

$35

Fox River Site

The Fox River Site in Wisconsin is comprised of 39 miles of the Fox River and Green Bay. The site was nominated by the EPA (but never finally designated) as a Superfund Site due to contamination of the river by PCBs through wastewater discharged from the recycling of carbonless copy paper from 1953 through 1971. We became a PRP following our acquisition of Fort James in 2000 because a Fort James mill in Green Bay, Wisconsin discharges into the Fox River.

In late July of 2003, the Wisconsin Department of Natural Resources (“WDNR”) and the EPA issued a Record of Decision (“ROD”) for Operable Units (“OU”) 3, 4 and 5 of the Fox River. OU 3 is the section of the Fox River running downstream from Little Rapids to the De Pere dam, and OU 4 runs from the De Pere dam downstream to the mouth of the Fox River at Green Bay. OU 5 is Green Bay. The Fort James mill, which potentially discharged PCBs, is located in OU 4 approximately 3 miles downstream from the De Pere dam.

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

Six other companies have been identified by the governments as PRPs. Under an interim allocation agreement, we were paying 30% of costs incurred by the PRPs in analyzing and responding to all of the governmental documents which preceded the issuance of the ROD. With the issuance of the ROD, we do not anticipate that the PRPs will be engaged in any further formal investigation work as a group. We believe that all of the PRPs are liable for some portion of the costs of remediating OUs 4 and 5, and that our ultimate liability will be less than 30% of the total estimated cost of remediating the Fox River Site.

Following issuance of the ROD, we analyzed its remedial provisions as well as the relevant facts impacting our potential liability. We concluded that we will be able to utilize the capping remedy to the extent permitted by the ROD. We also concluded that there are geographic limitations on our potential liability, and that we can limit our responsibility for the removal and capping of PCBs to the part of OU 4 immediately adjacent to and downstream from the Fort James mill. We share liability for any appropriate monitoring in OU 5 with all of the PRPs. Based on these considerations, we determined that we would not be required to utilize all of the reserve previously established for this site, and in December 2003 reduced such reserve by approximately $66 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have spent approximately $39 million from 1995 to January 1, 2005 on the Fox River Site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an AOC to prepare the remedial design for OUs 3, 4 and 5. We conducted pre-design sampling in OUs 3, 4 and 5 in the summer of 2004 and are presently compiling and reviewing the data from that sampling effort.

In 2002, we entered into an agreement with WDNR and the United States Fish and Wildlife Service to settle claims for natural resource damages related to the Fox River Site under CERCLA, the Federal Water Pollution Control Act and state law for approximately $12 million, and to date have paid approximately $9 million of this amount. The agreement was entered by the Federal District Court in Wisconsin on March 19, 2004 and is now effective. The $12 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River Site.

In 1999, we and Chesapeake Corporation formed a joint venture to which a Chesapeake subsidiary, Wisconsin Tissue Mills, Inc. (“Wisconsin Tissue”), contributed tissue mills and other assets located along the Fox River. Wisconsin Tissue is one of the PRPs for the Fox River Site. Chesapeake and Wisconsin Tissue specifically retained all liabilities arising from Wisconsin Tissue’s status as a PRP, and indemnified the joint venture and us against these liabilities. In 2001, we (having acquired all of Chesapeake’s interest) sold this joint venture to Svenska Cellulosa Aktiebolaget (publ) (“SCA”) and indemnified SCA and the joint venture against all environmental liabilities (including all liabilities arising from the Fox River Site for which Wisconsin Tissue is ultimately responsible) arising prior to the closing of the SCA sale. As part of the agreement pursuant to which we acquired Chesapeake’s interest in the joint venture, Chesapeake specifically agreed that we would retain Chesapeake’s prior indemnification for these liabilities.

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

We completed an RI/FS and identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. We have spent approximately $4 million through January 1, 2005 on the Whatcom Waterway Site, all of which was charged to earnings. In December of 2004, we signed an agreement with the Bellingham Port Authority (the “Port”) to sell our Bellingham facilities to the Port and lease back certain of those facilities. Under this agreement, the Port assumed substantially all of our environmental liabilities associated with the facility and the Whatcom Waterway. The sale closed on January 20, 2005.

Other

The EPA issued a “Finding of Violation” (“FOV”) to us on December 4, 2003, alleging violations of certain air regulations at one of our Green Bay, Wisconsin paper mills. The FOV alleged two types of violations, one concerning a coal-fired boiler at the plant and the other concerning certain industrial refrigeration equipment. The EPA previously informed us of its initial penalty calculation of $231,000 to settle the refrigeration equipment issues. We have recently agreed in principle to settle those issues for less than $60,000.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASBESTOS LITIGATION

We and many other companies are defendants in suits brought in various courts across the nation by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. Our asbestos liabilities relate primarily to joint systems products manufactured by Bestwall Gypsum Company and our gypsum business that contained small amounts of asbestos fiber. We acquired Bestwall Gypsum Company in 1965, and discontinued using asbestos in the manufacture of these products in 1977.

Pending Claims

These suits allege a variety of lung and other diseases based on alleged exposure to our products. In many cases, the plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of such exposure, or that any injuries they have incurred did in fact result from exposure to our products. Virtually all asbestos suits involve multiple defendants and seek money damages. We are unable to provide any meaningful disclosure about the total amount of such damages, for the following reasons:

•	We do not track this data in any form since we do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities;

•	In the past, we estimated that less than 15% of the claims then pending against us contained any specific demand for damages, as opposed to a general demand for such damages as the plaintiff may prove at trial, or a demand which was stated as being in excess of the minimum jurisdictional limit of a particular court;

•	Those complaints which did contain a specific damage demand nearly always involved multiple defendants (anywhere from 30 to over 100), most of which never manufactured joint systems products. In this review, we did not identify any complaint which stated a specific demand for money damages solely from us;

•	Claims which did allege specific damages often alleged the same amount of damages regardless of the specific disease a plaintiff may have had. In addition, in many such cases no specific disease was alleged, and thus the damages alleged were meaningless because the ultimate settlement value of any claim is significantly influenced by the actual disease the plaintiff is able to prove; and

•	Because we do not track this data and do not consider the amount of damages, if any, alleged in the initial complaint relevant in assessing our exposure to asbestos liabilities, we have not updated this analysis and do not intend to do so in the future.

The following table presents information about the approximate number of our asbestos claims during the past three fiscal years:

	Fiscal Year Ended
	2004	2003	2002
Claims filed(1)	26,500	39,000	41,700
Claims resolved(2)	31,100	43,500	35,100
Claims unresolved at end of period	59,700	64,300	68,800

(1)	Claims filed include all asbestos claims for which service has been received and/or a file has been opened by us and each such claim represents a plaintiff who is pursuing an asbestos claim against us.
(2)	Claims resolved include asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, Fort James, one of our wholly-owned subsidiaries, currently is defending approximately 800 asbestos premises liability claims.

Asbestos Liabilities

From the commencement of this litigation through January 1, 2005, we either had settled, had dismissed or were in the process of settling a total of approximately 344,300 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $830 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

During 2004, we observed the following developments, among others, in our asbestos litigation:

•	The total number of new claims filed against us continued the decline which began in the second half of 2003. Total claims filed in 2004 were 32% below 2003 levels. At the end of 2004, pending claims had decreased to 59,700 from 64,300 at the end of 2003.

•	Total payments to resolve and defend asbestos claims in 2004 were $200 million, compared to $189 million last year. However, we paid almost 33% more mesothelioma and cancer claims during 2004 than we had projected. Compared to 2003, the average per claim payment for mesothelioma cases fell 27%, cancer per claim averages fell 16%, and average per claim payments for non-malignant diseases fell 20%.

•	Tort reform legislation was enacted in several states, as it had been in other states in 2003. Generally, such legislation has significantly reduced the number of non-malignant claims being filed against us, and has also required plaintiffs to show that they reside, or were injured, in the jurisdiction in which they bring claims. Legislation in Ohio is expected to result in the dismissal of many non-malignant claims pending against us in that state, but litigation has been filed challenging the constitutionality of this statute.

National Economic Research Associates (“NERA”), nationally recognized consultants in projecting asbestos liabilities, has reviewed our asbestos indemnity payments and claims activity in 2004 and compared them to the forecast it prepared in 2002 of our total asbestos liabilities for 2003 through 2012 and subsequently extended in 2003 through 2013. Based on this review, NERA has determined that our indemnity payments in 2004 are in line with the 2002 forecast. NERA has concluded, as it did at the end of 2003, that the assumptions used in its 2002 forecast to estimate our future asbestos indemnity payments remain valid, and that no changes to the underlying forecast are necessary with respect to that portion of our total liability, other than extending it through 2014. NERA also advised that there is a reasonable basis for estimating that $48 million should be added to our reserves to cover estimated indemnity payments in 2014 so that our total reserves cover the next ten years.

Beginning in late 2003 and continuing throughout 2004, we significantly increased our spending to defend asbestos claims because the number of new mesothelioma claims being filed against us increased, and because plaintiffs’ lawyers made higher settlement demands in these cases. During 2004, we developed additional affirmative defenses, conducted more extensive discovery into the medical condition of plaintiffs and their allegations that our products caused such conditions, and significantly increased the number of cases we took to trial. We anticipate that our future defense spending will be significantly more than previously estimated as we respond to plaintiffs’ settlement demands. Accordingly, we worked with NERA to develop a revised projection of defense costs based on our historical defense spending. At the end of 2004, we added, with NERA’s concurrence, $109 million to our overall asbestos reserve for defense costs through 2014.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance

In 2004, as in prior years, and with advice from legal counsel and Navigant Consulting, nationally recognized consultants in insurance, we also reviewed our existing insurance policies, analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and our advisors considered appropriate to ascertain the amount of probable insurance recoveries from our insurers for our present and future asbestos liabilities. Assumptions were made about self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, the resolution of allocation issues among various layers of insurers, as well as insolvencies of certain of our insurance carriers and the continued solvency of our other insurers. Based on this analysis, Navigant Consulting projected our expected insurance recoveries for asbestos liabilities and costs over the period through 2014. In the fourth quarter of 2004, we reduced our insurance receivable by $2 million to reflect the insolvencies of two small insurers, largely offset by a settlement with another insurer that was more favorable than expected. Cash receipts in 2004 were significantly lower compared to 2003, since we are currently drawing on a layer of excess insurance where there are significant insolvencies. In addition, $156 million of insurance receivables we sold in 2003 covered payments that would have been received during 2004 and 2005.

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

Key Assumptions

The analyses and projections of NERA and Navigant Consulting are based on their professional judgment. The more important assumptions in NERA’s projection of the number of claims that will be filed against us include the population potentially exposed to asbestos-containing products manufactured by us, the expected occurrence of various diseases in these potentially exposed populations, the rate at which these potentially exposed populations actually file claims, and activities of the asbestos plaintiffs bar designed to maximize its profits from such claims. The cost of indemnity payments to settle claims is driven by these same assumptions, as well as by prevailing judicial and social environments in the jurisdictions in which claims are filed, the rulings by judges and the attitudes of juries in respect to the value of each such claim, the insolvencies of other defendants to a particular claim, and the impact of verdicts against other defendants on settlement demands against us.

Generally, NERA’s projections assume:

•	That the number of new claims to be filed against us each year through 2014 will decline at a fairly constant rate each year;

•	That the percentage of claims settled by us will be about three-quarters of the total number of claims resolved (whether by settlement or dismissal) each year through 2014;

•	That the average estimated per case settlement costs are anticipated to decrease slightly each year over the period through 2014; and

•	That the total amount paid by us in settlements and for defense costs will decline at varying rates over the period through 2014.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Given these assumptions and the uncertainties involved in each of them, our actual asbestos indemnity liabilities, defense costs and insurance recoveries could be higher or lower than those currently projected and/or recorded. However, these assumptions are only some of those contained in the NERA and Navigant Consulting projections, and all of such assumptions are only one aspect of the overall projections made by those firms. Changes in the foregoing assumptions, or others, whether from time to time or over the period covered by such projections, may or may not affect the validity of the overall projections. We intend to monitor our accrued asbestos liabilities, defense costs and insurance recoveries against these overall projections, and will make adjustments to such accruals as required by generally accepted accounting principles.

Summary of Accruals

In the fourth quarter of 2004, we recorded net pre-tax charges to earnings of $48 million for asbestos liabilities we expect to incur in 2014, and $109 million for additional defense spending during the period 2005 through 2014. We also recorded a net $2 million reduction to our insurance receivables during that period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers, including the sale of a part of such receivables in 2003 as described above, and other changes to our expected insurance receivables, for the last three fiscal years:

	Fiscal Year Ended
In millions	2004	2003	2002
Asbestos liabilities
Beginning balance	$1,027	$1,162	$836
Accruals	157	54	507
Payments	(200)	(189)	(181)

Ending balance	$984	$1,027	$1,162

Insurance receivable
Beginning balance	$576	$670	$527
Accruals	(2)	156	192
Receipts	(49)	(250)	(49)

Ending balance	$525	$576	$670

The amounts accrued for asbestos liabilities are recorded under “Other current liabilities” and “Other long-term liabilities,” and the amounts accrued for insurance receivables are reflected under “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

There can be no assurance that our currently accrued asbestos liabilities will be sufficient to cover our payments for such liabilities and related defense costs, or that our accrued insurance recoveries will be realized, through 2014. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future which could exceed our existing reserves, but cannot estimate such excess amount at this time. We also believe that it is reasonably possible that such excess liabilities could be material to our operating results in any given quarter or year but, based on the information available to us at present, do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

OTHER LITIGATION

In 2003, we settled a class action antitrust lawsuit filed against us and other manufacturers of containerboard. However, a significant number of plaintiffs opted out of the class and brought suit against the same defendants, making substantially the same allegations. During 2004, we recorded a pre-tax charge of $11 million for the settlement of these lawsuits. We have resolved all of these opt out cases.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 1995, James River, at the time a publicly-held corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc. (“CV”), (a wholly-owned subsidiary of James River) and CV’s subsidiary Crown Paper Co. (“CP”). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to James River in payment for the transferred assets and other consideration. CV also issued to James River pay-in-kind notes with a total face amount of $100 million. CV shares were then spun off to the James River shareholders and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2000, CP and CV filed for bankruptcy. Various creditors have alleged that the debt incurred by CP and CV, and the payments to James River for the assets transferred to CV and CP, caused those companies to be insolvent, and that the transfer of these assets, therefore, was a fraudulent conveyance. In April 2001, after our acquisition of Fort James, it filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit in Federal District Court in San Francisco against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. In April 2002, CV filed suit against 14 defendants, including former James River and CV officers and directors, accountants, attorneys, financial advisors and underwriters. The cases were later consolidated. In September 2003 and July 2004, the Federal District Court in San Francisco dismissed all claims against all parties except two fraudulent conveyance claims against Fort James. In August 2004, that court vacated an injunction imposed by the Federal Bankruptcy Court in Oakland which prevented us from prosecuting an action we filed in Delaware which asserts that in a 1998 agreement CV and CP may have released all claims against Fort James and the other defendants. CV and CP have appealed these rulings. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously. Accordingly, no amounts have been accrued for a liability in this matter.

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

GUARANTEES AND INDEMNIFICATIONS

We are a party to contracts in which it is common for us to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

We are a 50% partner in a joint venture (“GA-MET”) with Metropolitan Life Insurance Company (“Metropolitan”). GA-MET owns and operates our main office building in Atlanta, Georgia. We account for the investment in GA-MET under the equity method. At January 1, 2005, GA-MET had an outstanding mortgage loan payable to Metropolitan in the amount of $122 million. The note bears interest at 9.5%, requires monthly payments of principal and interest through 2011, and is secured by the land and building owned by the joint

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture. In the event of foreclosure, each partner has severally guaranteed payment of one-half of any shortfall of collateral value to the outstanding secured indebtedness. Based on present market conditions and building occupancy, the likelihood of any obligation to us with respect to this guarantee is considered remote.

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

•	SCA – In connection with the sale of certain of our away-from-home tissue manufacturing assets to SCA, we agreed to indemnify SCA with respect to certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $2 million. Upon exceeding this $2 million threshold, we generally are obligated to provide indemnification for any losses in excess of $1 million, up to a limit of $425 million. The majority of these general indemnification obligations expired on March 2, 2003, and SCA has asserted some claims under these provisions. However, we remain subject to certain claims by SCA for various environmental claims until early 2009. Unlike our $425 million limit on liability with respect to general claims, our liability with respect to certain environmental claims made by SCA is capped at $850 million, less the amount of any indemnification payments previously made under our general indemnification obligations.

•	Domtar Inc. – In connection with the sale of certain of our paper and pulp mills to Domtar, we agreed to indemnify Domtar for certain losses resulting from breaches of our representations and warranties contained in the sale agreement. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $16 million. Upon exceeding this $16 million threshold, we generally are obligated to provide indemnification for any losses in excess of $16 million, up to a limit of $500 million. The majority of these general indemnification obligations expired on March 31, 2003, and Domtar has asserted some claims under these provisions. However, we remain subject to certain claims by Domtar for various environmental liabilities assumed by it until mid-2011. Our liability with respect to these environmental claims is capped at $100 million, and is subject to the $16 million threshold discussed above.

•	Plum Creek – In connection with the merger of our timberlands business into Plum Creek, we agreed to indemnify Plum Creek with respect to certain losses resulting from breaches of limited representations and warranties contained in the separation agreement. This indemnity generally is not capped at a maximum potential liability and does not expire, but we believe we have very limited exposure under it.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Norampac, Inc. – As part of an asset exchange with Norampac, we agreed to indemnify Norampac with respect to any losses resulting from (i) the breach of limited representations and warranties contained in the asset exchange agreement, (ii) any pre-exchange liabilities related to the exchanged facility not assumed by Norampac, and (iii) any environmental liability related to the pre-exchange operations of the exchanged facility. We are not required to pay under this general indemnification obligation until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we generally are obligated to provide indemnification for any losses in excess of $500,000, up to a limit of $10 million. The majority of these general indemnification obligations and the environmental liability indemnity expire in April 2006.

•	Genesee & Wyoming Inc. – In connection with the sale of the assets of certain of our railroads to Genesee & Wyoming Inc. (“GWI”), we agreed to indemnify GWI for certain losses suffered as a result of our breaches of certain representations, warranties and covenants contained in the sale agreement. We are generally not required to pay under the indemnities until claims against us, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, we are generally obligated to provide indemnification for losses in excess of $500,000, up to a limit of $20 million for general indemnities. With respect to our environmental indemnities, generally, we are obligated to provide indemnification for 80% of losses in excess of $500,000 and GWI is responsible for the remaining 20%, up to a total cap of $2 million. In the event environmental liabilities exceed $2 million, we are obligated to pay 100% of any such excess up to a limit of $15 million. The majority of these general indemnification obligations expire in June 2005, while the environmental liability indemnity expires in December 2008.

•	Sale of Insurance Receivables. – In 2003, we sold, without recourse, approximately $156 million of asbestos insurance receivables to a trust established for the purpose of securitizing the receivables. We have retained no interests in the trust or the receivables. According to the sale agreement, the Certificate of Claims Qualification and Qualified Payments have been transferred to the purchaser. Our continuing involvement is limited to our agreement to indemnify the trust for any losses resulting from our breach of any representation or warranty we made in agreements associated with the sale, or any claims brought by the insurance companies.

•	Building Products Distribution – In connection with the sale of our building products distribution business to Cerberus Capital Management L.P. (“Cerberus”) in 2004, we agreed to indemnify Cerberus for certain losses incurred as a result of breaches of certain representations, warranties and covenants made by us contained in the sale agreement. We are generally not required to pay under the indemnities until claims against us, on a cumulative basis, exceed $7 million. Upon exceeding this threshold, we are generally obligated to provide indemnification for losses up to an aggregate of 15 percent of the purchase price, or approximately $120 million. The majority of these indemnities expire in May 2006 while some expire in May 2010. We have also agreed to indemnify Cerberus for certain pre-closing environmental and product liability claims, without the application of deductibles or caps. Although our indemnity for these pre-closing environmental and product liability claims does not expire, we believe we have limited exposure under this indemnity.

•

Non-integrated Pulp Mills – In May 2004, we sold our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, to Koch. In connection with the sale, we agreed to indemnify Koch for certain losses incurred as a result of breaches of certain representations, warranties and

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants made by us contained in the sale agreement. Additionally, we agreed to indemnify Koch for any losses related to pre-closing environmental liabilities. The environmental liability indemnity is subject to a deductible of $5 million and limited to a cap of $75 million. The indemnity expires in May 2011. The indemnities related to our representations, warranties and covenants are subject to a deductible of $2 million and a cap of $225 million. Most of these indemnities have terms ranging from 18 months to 10 years after the closing date and certain of such indemnities have no expiration date; however, we believe exposure to the latter indemnities is limited.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to the divestitures summarized above will be material to our results of operations, financial position, or liquidity. For each of these transactions, we believe that there is a remote likelihood that we will be required to pay any material amounts under any of these indemnity provisions. As a result, we have estimated that the fair value of these indemnities at the date of the closing of the related transaction is minimal and, accordingly, no amounts have been recorded. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, we will accrue a liability when future payment is probable and the amount is reasonably estimable.

NOTE 18.    RELATED-PARTY TRANSACTIONS

Unisource:

In November 2002, we sold a 60% controlling interest in Unisource, our paper distribution business, to an affiliate of Bain Capital Partners, LLC, retaining the remaining 40% equity interest. As of January 1, 2005, we own a 38.85% interest in Unisource. We account for our investment in Unisource using the equity method. As a result, Unisource meets the definition of a related party under SFAS No. 57, Related Party Disclosures. Subsequent to the sale of our controlling interest, Unisource has been and continues to be a customer, with sales totaling $295 million and $291 million in 2004 and 2003, respectively. Sales terms are negotiated at arms length and reflect market prices.

As part of the sale, we received two payment-in-kind notes from Unisource with face amounts of $70 million and $100 million. These notes accrue interest at an annual interest rate of 7% and 8%, respectively, and mature in November 2012. At the time of the transaction, we discounted these notes using an effective weighted-average interest rate of 12.33%, resulting in book value of $105 million. The book value of the notes at January 1, 2005, was approximately $136 million due to the accrual of interest.

With the sale, we entered into a sublease with Unisource for certain warehouses retained by us along with a loan agreement pursuant to which we agreed to provide Unisource with a $100 million subordinated secured loan. Any amounts drawn under the loan agreement will mature in May 2008 bearing interest at a fluctuating rate based on LIBOR. No amounts were outstanding under this loan at January 1, 2005. The balance of our lease receivable at January 1, 2005 was $142 million. In addition, we also agreed to provide certain insurance coverage (including related letters of credit) to Unisource, generally for a period of five years, for workers’ compensation, general liability, automobile liability and property insurance.

GA-MET:

We are a 50% partner in a joint venture GA-MET, which owns and operates our main office building in Atlanta, Georgia. See Note 17.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
In millions, except per share amounts	2004	2003	2004	2003	2004	2003	2004(1)	2003(2)
Net sales	$5,222	$4,438	$5,188	$4,883	$4,741	$5,125	$4,505	$5,210
Gross profit (net sales minus cost of sales)	1,257	917	1,295	1,036	1,230	1,159	1,043	1,168
Income (loss) from continuing operations	142	(51)	230	54	239	184	15	137
Income (loss) from discontinued operations, net of taxes	5	(7)	(10)	7	1	8	1	(106)
Income (loss) before accounting changes	147	(58)	220	61	240	192	16	31
Net income (loss)	147	(30)	220	61	240	192	16	31
Dividends declared per share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Basic per share:
(Loss) income from continuing operations	$0.56	$(0.20)	$0.90	$0.22	$0.93	$0.74	$0.06	$0.55
(Loss) income from discontinued operations, net of taxes	0.02	(0.03)	(0.04)	0.02	0.01	0.03	0.00	(0.43)
Income (loss) before accounting changes	0.58	(0.23)	0.86	0.24	0.94	0.77	0.06	0.12
Net income (loss)	0.58	(0.12)	0.86	0.24	0.94	0.77	0.06	0.12
Diluted per share:
(Loss) income from continuing operations	$0.55	$(0.20)	$0.88	$0.22	$0.91	$0.73	$0.06	$0.54
(Loss) income from discontinued operations, net of taxes	0.02	(0.03)	(0.04)	0.02	0.00	0.03	0.00	(0.42)
(Loss) income before accounting changes	0.57	(0.23)	0.84	0.24	0.91	0.76	0.06	0.12
Net income (loss)	0.57	(0.12)	0.84	0.24	0.91	0.76	0.06	0.12
Price range of common stock:
High	$34.85	$18.20	$38.60	$20.95	$36.84	$25.96	$38.45	$31.11
Low	26.60	12.77	31.25	13.56	31.39	18.40	31.61	23.17
Close	34.15	14.32	35.88	18.96	35.97	23.41	37.48	30.56

(1)	Fourth quarter 2004 included a pretax charge of $159 million consisting of an increase of $48 million to add the tenth year to the company’s asbestos indemnity reserve, a $109 million increase in reserves for its asbestos defense spending through 2014, and a net $2 million reduction of its asbestos insurance receivables; a pretax charge of $38 million related to asset impairments, facility closures and employee severance; a pretax charge of $21 million related to the early extinguishment of debt; a pretax gain of $12 million from asset sales; and a pretax credit of $9 million from an increase in an insurance receivable related to an environmental remediation site.
(2)	Fourth quarter 2003 included a $66 million pre-tax credit for the adjustment to the Fox River environmental reserve; a $50 million pre-tax gain on the sale of most of our railroad operations; pre-tax charges of $197 million primarily for machine closures and employee severance costs, and impairment of long-lived assets, including $106 million of goodwill impairment in our bleached pulp and paper segment; and a pre-tax charge of $16 million for adding an additional year to our reserve for asbestos liabilities and defense costs, net of increased insurance recoveries. Additionally, there were 14 weeks in our fourth quarter 2003, compared to 13 weeks in all other quarters.

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

Included in Other Non-Guarantor Subsidiaries is our wholly-owned subsidiary, G-P Receivables, a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold, as more fully described in Note 9. G-P Receivables bought these receivables at a significant discount during the first six months of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $570 million, and Georgia-Pacific Corporation, Fort James Guarantor Subsidiary, and Other Non-Guarantor Subsidiaries recognizing a corresponding charge to general and administrative expense of $512 million, $5 million and $53 million, respectively. Prior to the amendment of the transfer agreement in December 2003, G-P Receivables purchased the receivables at face value; accordingly, no such income or loss was recognized in 2003. At the end of the second quarter of 2004, the transfer agreement between G-P Receivables and our participating domestic subsidiaries was amended whereby the discount factor was substantially reduced for all future purchases. As a result, the credit to general and administrative expenses to be recognized by G-P Receivables was significantly less in the latter half of the year.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain assets and liabilities are administered by us, and, accordingly, are maintained at Georgia-Pacific Corporation and thus are not reflected on the balance sheets of our subsidiaries, however, the statements of operations properly reflect all results of operations of each respective entity including expenses allocated to the entity. Additionally, there are certain benefit plans related to employees of guarantor and non-guarantor subsidiaries for which Fort James Corp. has the obligation to pay the employer contributions on behalf of its subsidiaries. The liability associated with these plans is reflected on the balance sheet of the entity with primary responsibility for the liability. The following condensed consolidating financial information is presented in lieu of consolidated financial statements for Fort James and Fort James Operating Company because the securities issued by Fort James are fully and unconditionally guaranteed by us:

Consolidating Statement of Operations

For the Year Ended January 1, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$10,371	$–	$4,756		$2,236		$4,634	$(2,341)	$19,656

Costs and expenses:
Cost of sales	8,301	–	3,371		1,631		3,869	(2,341)	14,831
Selling and distribution	419	–	465		188		111	–	1,183
Depreciation, amortization and accretion	264	–	361		133		180	–	938
General and administrative	1,033	–	166		112		(424)	–	887
Interest, net	473	20 (a)	375	(b)	(247	)(c)	80	–	701
Other (income), loss including equity income in affiliates	(546)	(330)	(6)		(23)		(5)	1,103	193

Total costs and expenses	9,944	(310)	4,732		1,794		3,811	(1,238)	18,733

Income (loss) before income taxes	427	310	24		442		823	(1,103)	923
(Benefit) provision for income taxes	(140)	(8)	8		128		309	–	297

Income (loss) from continuing operations	567	318	16		314		514	(1,103)	626
(Loss) income from discontinued operations, net of taxes	56	–	–		–		(59)	–	(3)

Income (loss) before accounting changes	623	318	16		314		455	(1,103)	623
Cumulative effect of accounting changes, net of taxes	–	–	–		–		–	–	–

Net income (loss)	$623	$318	$16		$314		$455	$(1,103)	$623

(a)	Includes net intercompany interest income of approximately $53 million.
(b)	Includes intercompany interest expense of approximately $359 million.
(c)	Includes intercompany interest income of approximately $270 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

For the Year Ended January 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$10,922	$–	$4,808	$2,085		$4,176	$(2,335)	$19,656

Costs and expenses:
Cost of sales	9,277	–	3,428	1,505		3,501	(2,335)	15,376
Selling and distribution	533	–	471	176		111	–	1,291
Depreciation, amortization and accretion	297	–	349	116		211	–	973
General and administrative	649	–	153	152		(104)	–	850
Interest, net	542	20 (a)	423 (b)	(239	)(c)	73	–	819
Other (income), loss including equity income in affiliates	(538)	(257)	39	2		(8)	676	(86)

Total costs and expenses	10,760	(237)	4,863	1,712		3,784	(1,659)	19,223

Income (loss) before income taxes	162	237	(55)	373		392	(676)	433
(Benefit) provision for income taxes	(101)	(7)	(20)	105		132	–	109

Income (loss) from continuing operations	263	244	(35)	268		260	(676)	324
(Loss) income from discontinued operations, net of taxes	(12)	–	–	–		(86)	–	(98)

Income (loss) before accounting changes	251	244	(35)	268		174	(676)	226
Cumulative effect of accounting changes, net of taxes	3	–	24	–		1	–	28

Net income (loss)	$254	$244	$(11)	$268		$175	$(676)	$254

(a)	Includes net intercompany interest income of approximately $88 million.
(b)	Includes intercompany interest expense of approximately $399 million.
(c)	Includes intercompany interest income of approximately $259 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

For the Year Ended December 28, 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Net sales	$9,745	$–	$5,214		$1,778		$8,592	$(2,614)	$22,715

Costs and expenses:
Cost of sales	8,386	–	3,577		1,304		7,032	(2,614)	17,685
Selling and distribution	457	–	490		153		754	–	1,854
Depreciation, amortization and accretion	295	–	337		90		236	–	958
General and administrative	517	–	171		137		215	–	1,040
Interest, net	543	53 (a)	375	(b)	(216	)(c)	72	–	827
Other loss (income), including equity income in affiliates	806	(390)	2		11		206	234	869

Total costs and expenses	11,004	(337)	4,952		1,479		8,515	(2,380)	23,233

(Loss) income from continuing operations before income taxes	(1,259)	337	262		299		77	(234)	(518)
Provision (benefit) for income taxes	(534)	(20)	72		99		65	–	(318)

(Loss) income from continuing operations	(725)	357	190		200		12	(234)	(200)
(Loss) income from discontinued operations, net of taxes	(10)	–	–		–		20	–	10

(Loss) income before accounting changes	(735)	357	190		200		32	(234)	(190)
Cumulative effect of accounting changes, net of taxes	–	–	–		–		(545)	–	(545)

Net (loss) income	$(735)	$357	$190		$200		$(513)	$(234)	$(735)

(a)	Includes net intercompany interest income of approximately $66 million.
(b)	Includes intercompany interest expense of approximately $350 million.
(c)	Includes intercompany interest income of approximately $216 million.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended January 1, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Cash provided by operations	$38	$61	$409	$451	$515	$–	$1,474

Cash flows from investing activities:
Property, plant and equipment investments	(304)	–	(204)	(93)	(112)	–	(713)
Acquisitions	(21)	–	–	(3)	–	–	(24)
Proceeds from sales of assets	1,112	–	10	71	314	–	1,507
Other	(2)	(13)	13	26	(40)	–	(16)

Cash provided by (used for) investing activities	785	(13)	(181)	1	162	–	754

Cash flows from financing activities:
Net (decrease) increase in debt	(1,105)	(687)	(60)	(38)	(49)	–	(1,939)
Net change in intercompany payable/invested equity	427	639	(169)	(264)	(633)	–	–
Proceeds from option plan exercises	68	–	–	–	–	–	68
Employee stock purchase plan	–	–	–	–	–	–	–
Fees paid to issue debt	(15)	–	–	–	–	–	(15)
Fees paid to retire debt	(52)	–	–	–	–	–	(52)
Cash dividends paid	(129)	–	–	–	–	–	(129)

Cash (used for) provided by financing activities	(806)	(48)	(229)	(302)	(682)	–	(2,067)

Effect of exchange rate changes on cash and equivalents	–	–	–	13	–	–	13
Increase (decrease) in cash and equivalents	17	–	(1)	163	(5)	–	174
Balance at beginning of year	1	–	1	25	24	–	51

Balance at end of year	$18	$–	$–	$188	$19	$–	$225

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended January 3, 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Cash provided by operations	$553	$49	$226	$427	$537	$–	$1,792

Cash flows from investing activities:
Property, plant and equipment investments	(247)	–	(285)	(67)	(111)	–	(710)
Acquisitions	(5)	–	–	–	(5)	–	(10)
Proceeds from sales of assets	53	–	2	4	33	–	92
Other	(7)	–	–	18	(26)	–	(15)

Cash used for investing activities	(206)	–	(283)	(45)	(109)	–	(643)

Cash flows from financing activities:
Net (decrease) increase in debt	(701)	(240)	(46)	3	(31)	–	(1,015)
Net change in intercompany payable/invested equity	491	191	104	(393)	(393)	–	–
Proceeds from option plan exercises	18	–	–	–	–	–	18
Employee stock purchase plan	23	–	–	–	–	–	23
Fees paid to issue debt	(54)	–	–	–	(1)	–	(55)
Cash dividends paid	(126)	–	–	–	–	–	(126)

Cash (used for) provided by financing activities	(349)	(49)	58	(390)	(425)	–	(1,155)

Effect of exchange rate changes on cash and equivalents	–	–	–	15	–	–	15
(Decrease) increase in cash and equivalents	(2)	–	1	7	3	–	9
Balance at beginning of year	3	–	–	18	21	–	42

Balance at end of year	$1	$–	$1	$25	$24	$–	$51

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

For the Year Ended December 28, 2002

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
Cash provided by (used for) operations	$(98)	$101	$187	$211	$628	$(22)	$1,007

Cash flows from investing activities:
Property, plant and equipment investments	(351)	–	(159)	(66)	(117)	–	(693)
Acquisitions	–	–	–	–	(6)	–	(6)
Proceeds from sales of assets	383	–	19	–	266	–	668
Other	(8)	–	–	(2)	(10)	–	(20)

Cash provided by (used for) investing activities	24	–	(140)	(68)	133	–	(51)

Cash flows from financing activities:
Net increase (decrease) in debt	(762)	(135)	(18)	(66)	104	–	(877)
Net change in intercompany payable/invested equity	929	34	(30)	(86)	(869)	22	–
Proceeds from option plan exercises	4	–	–	–	–	–	4
Employee stock purchase plan	37	–	–	–	–	–	37
Fees paid to issue debt	(14)	–	–	–	–	–	(14)
Cash dividends paid	(118)	–	–	–	–	–	(118)

Cash provided by (used for) financing activities	76	(101)	(48)	(152)	(765)	22	(968)

Effect of exchange rate changes on cash and equivalents	–	–	–	15	–	–	15
Increase (decrease) in cash and equivalents	2	–	(1)	6	(4)	–	3
Balance at beginning of year	–	–	1	12	26	–	39

Balance at end of year	$2	$–	$–	$18	$22	$–	$42

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of January 1, 2005

In millions	Georgia-Pacific Corp.		Fort James Corp.		Fort James Guarantor Subsidiary		Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets:
Cash and equivalents	$18		$–		$–		$188		$19	$–	$225
Receivables, less allowances	16		–		–		574		1,176	–	1,766
Inventories	489		–		515		298		246	–	1,548
Deferred income tax assets	58		–		(26)		1		(5)	–	28
Intercompany interest receivable	626		7		–		10		91	(734)	–
Other current assets	238		–		17		53		83	(11)	380

Total current assets	1,445		7		506		1,124		1,610	(745)	3,947
Total property, plant and equipment, net	2,661		–		3,070		1,277		1,397	–	8,405
Goodwill, net	491		–		5,810		1,073		177	–	7,551
Intercompany notes receivable	2,302		1,547		–		3,990		236	(8,075)	–

Other assets	10,603		9,817		1,256		320		928	(19,755)	3,169

Total assets	$17,502		$11,371		$10,642		$7,784		$4,348	$(28,575)	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$30		$–		$15		$12		$568	$–	$625
Accounts payable	616		–		206		555		291	–	1,668
Intercompany interest payable	91		279		8		–		355	(733)	–
Other current liabilities	882		8		172		127		143	(9)	1,323

Total current liabilities	1,619		287		401		694		1,357	(742)	3,616

Long-term debt, excluding current portion	7,275		418		212		59		106	–	8,070

Intercompany notes payable	236	(a)	934	(b)	4,727	(c)	83	(d)	2,095 (e)	(8,075)	–

Other long-term liabilities	2,198		–		540		174		874	(94)	3,692

Deferred income tax liabilities	(51)		(8)		837		194		497	–	1,469

Shareholders’/invested equity	6,225		9,740		3,925		6,580		(581)	(19,664)	6,225

Total liabilities and shareholders’ equity	$17,502		$11,371		$10,642		$7,784		$4,348	$(28,575)	$23,072

(a)	The intercompany amount of $236 million is comprised primarily of two notes due to Other Non-Guarantor Subsidiaries, in the amounts of $115 million, and $89 million, bearing interest at 5.5%, and 6.5%, respectively. These obligations mature in December 2018, and December 2020, respectively.
(b)	The intercompany amount of $934 million consists of two notes payable to Georgia-Pacific Corp. These notes are both due November 2005 and bear interest at 8%.
(c)	The intercompany amount of $4,727 million consists primarily of seven notes due to Fort James Non-Guarantor Subsidiaries totaling $3,081 million and two demand notes payable to Fort James totaling $1,465 million. Of the $3,081 million, $2,397 million matures in December 2009 and bears interest at 7.8%, and the remaining $684 million consists of demand notes bearing interest at a floating rate determined by the yield of Fort James public debt. The two demand notes totaling $1,465 million bear interest at a floating rate determined by the yield of Fort James public debt
(d)	The intercompany amount of $83 million consists of a note due to Fort James, which is the combination of a 24 million GBP note and an 18 million GBP note, both bearing interest at a floating rate of 3 month Libor plus 1 1/4% and maturing on January 28, 2006.
(e)	The intercompany amount of $2,095 million is comprised primarily of two notes payable to Georgia-Pacific Corp. totaling $1,310 million, consisting of $600 million bearing interest at 8% and $710 million bearing interest at Libor plus 1.4%, and maturing on July 14, 2005. The remaining $785 million consists primarily of a note payable to Fort James Non-Guarantor Subsidiaries in the amount of $615 million bearing interest at Libor plus 0.6% and maturing on October 5, 2010.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

As of January 3, 2004

In millions	Georgia-Pacific Corp.		Fort James Corp.		Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries		Other Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated Amounts
ASSETS
Current assets:
Cash and equivalents	$–		$–		$1	$25		$25		$–	$51
Receivables, less allowances	(16)		–		–	541		1,017		–	1,542
Inventories	528		–		548	284		269		–	1,629
Deferred income tax assets	160		–		(15)	1		(29)		–	117
Intercompany interest receivable	488		8		–	7		91		(594)	–
Current net assets held for sale	290		–		–	–		449		–	739
Other current assets	148		–		12	64		125		(49)	300

Total current assets	1,598		8		546	922		1,947		(643)	4,378

Total property, plant and equipment, net	2,653		–		3,226	1,215		1,487		1	8,582

Goodwill, net	491		–		5,824	994		176		(1)	7,484

Intercompany notes receivable	2,289		1,964		(1)	3,772		204		(8,228)	–

Net assets held for sale	218		–		–	45		494		–	757

Other assets	10,617		9,202		577	343		896		(18,431)	3,204

Total assets	$17,866		$11,174		$10,172	$7,291		$5,204		$(27,302)	$24,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$47		$714		$7	$13		$698		$(1)	$1,478
Accounts payable	510		–		181	505		208		–	1,404
Intercompany interest payable	91		212		8	1		282		(594)	–
Current net liabilities held for sale	128		–		–	–		61		–	189
Other current liabilities	892		24		172	146		167		(50)	1,351

Total current liabilities	1,668		950		368	665		1,416		(645)	4,422

Long-term debt, excluding current portion	8,225		404		254	91		100		–	9,074

Intercompany notes payable	204	(a)	928	(b)	5,006 (c)	77	(d)	2,014	(e)	(8,229)	–

Net liabilities held for sale	101		–		–	–		165		(60)	206

Other long-term liabilities	2,266		–		587	179		834		(40)	3,826

Deferred income tax liabilities	8		(27)		854	181		467		–	1,483

Shareholders’/invested equity	5,394		8,919		3,103	6,098		208		(18,328)	5,394

Total liabilities and shareholders’ equity	$17,866		$11,174		$10,172	$7,291		$5,204		$(27,302)	$24,405

(a)	The intercompany amount of $204 million is comprised of two notes due to Other Non-Guarantor Subsidiaries, in the amounts of $115 million, and $89 million, bearing interest at 5.5%, and 6.5%, respectively. These obligations mature in December 2018, and December 2020, respectively.
(b)	The intercompany amount of $928 million consists of two notes payable to Georgia-Pacific Corp. These notes are both due November 2005 and bear interest at 8%.
(c)	The intercompany amount of $5,006 million consists of six notes due to Fort James Non-Guarantor Subsidiaries totaling $2,937 million and three demand notes payable to Fort James totaling $1,887 million. Of the $2,937 million, $2,397 million matures in December 2009 and bears interest at 7.8%, and the remaining $540 million consists of demand notes bearing interest at a floating rate determined by the yield of Fort James public debt. Of the $1,887 million demand notes, $1,464 million bears interest at a floating rate determined by the yield of Fort James public debt, and the remaining $423 million bears interest at a fixed rate of 7%.
(d)	The intercompany amount of $77 million consists of a note due to Fort James, which is the combination of a 24 million GBP note and an 18 million GBP note, both bearing interest at a floating rate of 3 month Libor plus 1 1/4% and maturing on January 28, 2006.
(e)	The intercompany amount of $2,104 million is comprised primarily of two notes payable to Georgia-Pacific Corp. totaling $1,310 million with $600 million bearing interest at 8% and $710 million bearing interest at Libor plus 1.4%. Both notes mature on July 14, 2005.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Selected Financial Data—Operations

	Fiscal Year Ended
In millions, except per share amounts and ratios	2004(¹)	2003(2)	2002(3)	2001(4)	2000
Operations:
Net sales	$19,656	$19,656	$22,715	$24,344	$21,127

Costs and expenses:
Cost of sales	14,831	15,376	17,685	18,755	16,734
Selling and distribution	1,183	1,291	1,854	2,011	1,581
Depreciation, amortization and accretion	938	973	958	1,262	830
General and administrative	887	850	1,040	1,051	839
Interest	701	819	827	1,065	565
Other (income) losses, net	193	(86)	869	533	197

Total costs and expenses	18,733	19,223	23,233	24,677	20,746

Income (loss) from continuing operations before income taxes	923	433	(518)	(333)	381
Provision (benefit) for income taxes	297	109	(318)	167	165

Income (loss) from continuing operations	626	324	(200)	(500)	216
(Loss) income from discontinued operations, net of taxes	(3)	(98)	10	82	289

Income (loss) before accounting changes	623	226	(190)	(418)	505
Accounting changes, net of taxes	–	28	(545)	11	–

Net income (loss)	$623	$254	$(735)	$(407)	$505

Other statistical data:
Georgia-Pacific:
Income (loss) from continuing operations	$626	$324	$(200)	$(500)	$216
(Loss) income from discontinued operations, net of taxes	(3)	(98)	10	12	127

Income (loss) before accounting changes	623	226	(190)	(488)	343
Accounting changes, net of taxes	–	28	(545)	11	–

Net income (loss)	$623	$254	$(735)	$(477)	$343

Basic per share:
Income (loss) from continuing operations	$2.45	$1.29	$(0.84)	$(2.20)	$1.23
(Loss) income from discontinued operations, net of taxes	(0.01)	(0.39)	0.04	0.06	0.72

Income (loss) before accounting changes	2.44	0.90	(0.80)	(2.14)	1.95
Accounting changes, net of taxes	–	0.11	(2.29)	0.04	–

Net income (loss)	$2.44	$1.01	$(3.09)	$(2.10)	$1.95

Diluted per share:
Income (loss) from continuing operations	$2.38	$1.29	$(0.84)	$(2.20)	$1.22
(Loss) income from discontinued operations, net of taxes	(0.01)	(0.39)	0.04	0.06	0.72

Income (loss) before accounting changes	2.37	0.90	(0.80)	(2.14)	1.94
Accounting changes, net of taxes	–	0.11	(2.29)	0.04	–

Net income (loss)	$2.37	$1.01	$(3.09)	$(2.10)	$1.94

The Timber Company(b)
Income from discontinued operations, net of taxes				$70	$162
Basic per common share				$0.86	$2.01
Diluted per common share				$0.86	$2.00
Average number shares outstanding:
Georgia-Pacific, basic	255.3	250.4	237.6	227.6	175.8
Georgia-Pacific, diluted	262.8	251.4	237.6	227.6	176.9
The Timber Company, basic				81.0	80.7
The Timber Company, diluted				81.7	81.1
Earnings to fixed charges	2.11	1.45	(a )	(a )	1.50
Effective income tax rate	32.2%	25.2%	61.4%	NM	43.3%

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

(1)	In May 2004, completed the sale of our building products distribution segment resulting in a pre-tax gain of $20 million. We also completed the sale of our non-integrated pulp mills resulting in a pre-tax gain of $6 million. All activities of the pulp operations are included in discontinued operations on the consolidated statements of operations for all periods presented.
(2)	Our fiscal year ends on the Saturday closest to December 31. Typically, our fiscal year consists of 52 weeks ending on Saturday. However, because fiscal year ended on January 3, 2004, our fiscal year 2003 had 53 weeks. Additionally, during 2003 we adopted SFAS No. 143 and SFAS No. 148 (see Note 1 of the Notes to Consolidated Financial Statements).
(3)	During 2002, we sold a 60% controlling interest in our Unisource paper distribution business (see Note 4 of the Notes to Consolidated Financial Statements). Additionally, we adopted the provisions of SFAS No. 142 (see Note 7 of the Notes to Consolidated Financial Statements).
(4)	During 2001, we completed the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001. Additionally, we sold a portion of our away-from-home tissue manufacturing assets to SCA and certain white paper facilities to Domtar (see Note 4 of the Notes to Consolidated Financial Statements).
(a)	In fiscal 2002 and 2001 fixed charges exceeded earnings for fixed charges by $528 million and $336 million, respectively.
(b)	On December 16, 1997, our shareholders approved the creation of Georgia-Pacific Corporation—Timber Group common stock intended to reflect separately the performance of our former timber businesses. In 2001, we redeemed all of the outstanding shares of common stock of The Timber Company. Accordingly, no shares of The Timber Company Common Stock were outstanding at January 3, 2004 and December 28, 2002 and as of January 1, 2005 the common stock of The Timber Company has been delisted.

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

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Selected Financial Data—Financial Position, End of Year

	Year Ended
In millions, except per share amounts, ratios, and percentages	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001(1)	December 30, 2000
Financial position, end of year:
Current assets(2)	$3,947	$4,378	$4,502	$5,255	$6,188
Property, plant and equipment, net	8,405	8,582	8,719	9,142	11,056
Goodwill, net	7,551	7,484	7,385	7,987	8,697
Net assets held for sale	–	757	924	971	1,016
Other assets	3,169	3,204	3,099	3,009	2,461

Total assets	$23,072	$24,405	$24,629	$26,364	$29,418

Current liabilities(3)	$3,616	$4,422	$4,045	$5,810	$5,676
Long-term debt, excluding current portion	8,070	9,074	10,088	9,260	12,258
Senior deferrable notes	–	–	–	863	863
Net liabilities held for sale	–	206	220	240	256
Other long-term liabilities	3,692	3,826	4,393	3,580	2,644
Deferred income taxes	1,469	1,483	1,323	1,706	1,999

Total liabilities	$16,847	$19,011	$20,069	$21,459	$23,696

Shareholders’ equity	$6,225	$5,394	$4,560	$4,905	$5,722

Other statistical data:
Property, plant and equipment investments	$713	$710	$693	$739	$909
Timber and timberland purchases	–	–	–	31	59
Cash paid for acquisitions	24	10	6	133	6,142
Current ratio	1.1	1.0	1.1	0.9	1.1
Total debt to capital, book basis	58.3%	66.4%	71.6%	71.3%	73.1%
Total debt to capital, market basis:
Georgia-Pacific	47.4%	57.9%	74.4%	65.5%	68.1%
The Timber Company, discontinued operation					21.0%
Per share market price:
Georgia-Pacific Corporation (after fiscal year 2001):
High	$38.60	$31.11	$31.60
Low	$26.60	$12.77	$9.81
Period-end	$37.48	$30.56	$15.80
Georgia-Pacific Group:
High				$37.65	$51.94
Low				$25.39	$19.31
Period-end				$27.98	$31.13
The Timber Company, discontinued operation:
High				$39.70	$32.00
Low				$27.85	$20.75
Period-end					$29.94
Book value per common share:
Georgia-Pacific	$24.22	$21.32	$18.23	$21.32	$25.45
The Timber Company, discontinued operation					$1.81
Shares of stock outstanding at year-end:
Georgia-Pacific	257.0	253.0	250.2	230.1	224.8
The Timber Company, discontinued operation					80.2
Dividends declared per share:
Georgia-Pacific	$0.50	$0.50	$0.50	$0.50	$0.50
The Timber Company, discontinued operation				$0.75	$1.00

(1)	We completed the spin off of The Timber Company and its merger with and into Plum Creek on October 6, 2001.
(2)	Includes Net assets held for sale of $0, $739, $723, $740 and $887 in fiscal years 2004, 2003, 2002, 2001 and 2000 respectively.
(3)	Includes Net liabilities held for sale of $0, $189, $146, $169 and $186 in fiscal years 2004, 2003, 2002, 2001 and 2000 respectively.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION

Selected Financial Data—Financial Position, End of Year

Book Value Per Common Share

Shareholders’/parent’s equity divided by shares of common stock outstanding as of the end of the year.

Total Debt to Capital, Book Basis

Total debt divided by the sum of total debt and shareholders’/parent’s equity as of the end of the year. Total debt includes commercial paper and short-term notes, current portion of long-term debt, (all of which are included in “Current liabilities”), long-term debt and accounts receivable pledged.

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

Current Ratio

Current assets divided by current liabilities as of the end of the year.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

Sales and Operating Profit by Operating Segment

In millions, except percentages	2004		2003		2002		2001		2000
Net sales to third-party customers:
North America consumer products:
Tissue	$4,662	24%	$4,478	23%	$4,440	20%	$4,440	18%	$1,829	9%
Dixie	985	5	942	5	897	4	859	4	77	–
Other	8	–	10	–	8	–	11	–	21	–

Total North America consumer products	5,655	29	5,430	28	5,345	24	5,310	22	1,927	9

Total international consumer products	2,072	11	1,941	10	1,663	7	1,590	7	119	1

Packaging:
Containerboard	617	3	565	3	536	2	523	2	626	3
Packaging	2,244	11	2,104	11	2,062	9	1,959	8	2,020	9
Railroads	–	–	2	–	1	–	3	–	2	–

Total packaging	2,861	14	2,671	14	2,599	11	2,485	10	2,648	12

Bleached pulp and paper:
Market pulp	74	–	45	–	39	–	91	–	129	1
Bleached board	247	1	224	1	200	1	241	1	195	1
Paper	951	5	960	5	802	4	1,147	5	1,137	5
Other	352	2	292	1	273	1	230	1	150	1

Total bleached pulp and paper	1,624	8	1,521	7	1,314	6	1,709	7	1,611	8

Paper distribution:
Fine paper	–	–	–	–	2,911	13	3,845	16	4,200	20
Supply systems	–	–	–	–	1,826	8	2,356	9	2,661	12
Other	–	–	–	–	–	–	–	–	–	–

Total paper distribution	–	–	–	–	4,737	21	6,201	25	6,861	32

Building products manufacturing:
Wood panels	2,500	13	1,372	7	1,060	5	1,050	4	1,173	6
Lumber	1,242	6	1,009	5	973	4	1,000	4	1,101	5
Gypsum products	909	5	712	4	625	3	622	3	904	4
Chemicals	588	3	494	2	445	2	481	2	461	2
Other	314	1	243	1	225	1	137	1	95	1

Total building products manufacturing	5,553	28	3,830	19	3,328	15	3,290	14	3,734	18

Building products distribution:
Wood panels	890	5	1,976	10	1,655	7	1,678	7	2,062	10
Lumber	651	3	1,501	8	1,362	6	1,337	5	1,441	7
Other	342	2	782	4	710	3	741	3	722	3

Total building products distribution	1,883	10	4,259	22	3,727	16	3,756	15	4,225	20

Corporate and other(1)	8	–	4	–	2	–	3	–	2	–

Total net sales	$19,656	100%	$19,656	100%	$22,715	100%	$24,344	100%	$21,127	100%

Operating profit:
North America consumer products	$698	43%	$601	48%	$851	275%	$663	91%	$(9)	(1)%
International consumer products	174	11	160	13	141	46	126	17	(9)	(1)
Packaging	304	19	345	28	321	104	387	53	515	55
Bleached pulp and paper	51	3	(48)	(4)	36	12	(8)	(1)	152	16
Paper distribution	–	–	–	–	(516)	(167)	48	6	158	17
Building products manufacturing	997	61	378	30	129	42	83	11	354	37
Building products distribution	111	7	98	8	50	16	65	9	23	2
Corporate and other(2)	(711)	(44)	(282)	(23)	(703)	(228)	(632)	(86)	(238)	(25)

Total operating profit	$1,624	100%	$1,252	100%	$309	100%	$732	100%	$946	100%

(1)	Includes net sales from miscellaneous businesses.
(2)	Includes some miscellaneous businesses, unallocated corporate operating expenses and other charges, and the elimination of profit on intersegment sales.

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Charged to Other Accounts	Balance at End of Period
In millions
Year ended January 1, 2005
Allowance for doubtful accounts	$36	$2	$(14	)(1)	$2	$26

Restructuring reserves	$75	$18	$(54)		$(9)	$30

Year ended January 3, 2004
Allowance for doubtful accounts	$31	$9	$(6	)(1)	$2	$36

Restructuring reserves	$69	$51	$(45)		$–	$75

Year ended December 28, 2002
Allowance for doubtful accounts	$23	$10	$(4	)(1)	$2	$31

Restructuring reserves	$103	$16	$(50)		$–	$69

(1)	Accounts written off.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2005.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of January 1, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements included in this Form 10-K, as stated in their report which is included on the following page.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 1, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Georgia-Pacific Corporation:

We have audited management’s assessment, included in Management’s Report On Internal Control Over Financial Reporting included in Item 9A of this Form 10-K, that Georgia-Pacific Corporation maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Georgia-Pacific Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Georgia-Pacific Corporation maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Georgia-Pacific Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Georgia-Pacific Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended January 1, 2005 of Georgia-Pacific Corporation and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 25, 2005

ITEM 9B.    OTHER INFORMATION

None

PART III

Except as to information with respect to executive officers, which is presented below under Item 10 to this Form 10-K, the information required by Part III of this Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A for our Annual Meeting of Shareholders scheduled to be held on May 3, 2005. Georgia-Pacific will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information regarding our directors required by this Item is set forth in our Notice of 2005 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Nominees and Directors” and is incorporated herein by this reference thereto.

We make available free of charge within the Investor Information section of our Internet website, at www.gp.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the charters of our Board standing committees, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers. Requests for copies may be directed to Investor Relations, Georgia-Pacific Corporation, 133 Peachtree Street, NE, Atlanta, GA 30303, or telephone (404) 652-5555. We intend to disclose any amendments to our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers, and any waiver from a provision of either code granted to any executive officer, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Our common stock is listed on the New York Stock Exchange. As a result, our Chief Executive Officer is required to make and will make a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

Executive Officers of Georgia-Pacific Corporation

The executive officers of Georgia-Pacific are:

Name	Age	Date First Elected as an Officer	Position or Office
A. D. Correll	63	1988	Chairman, Chief Executive Officer and a Director
Lee M. Thomas	60	1993	President, Chief Operating Officer and a Director
Patricia A. Barnard	55	1998	Executive Vice President—Human Resources
James E. Bostic, Jr.	57	1991	Executive Vice President—Environmental, Government Affairs and Administrative Services
Michael C. Burandt	60	1994	President—North American Consumer Products
Danny W. Huff	54	1993	Executive Vice President—Finance and Chief Financial Officer
James F. Kelley	63	1993	Executive Vice President and General Counsel
Steven J. Klinger	45	2000	Executive Vice President—Packaging
David J. Paterson	50	1994	Executive Vice President—Building Products
William Schultz	43	2000	President—European Consumer Products
Ronald L. Paul	61	1995	Executive Vice President—Wood Products
George W. Wurtz III	48	2000	Executive Vice President—Pulp and Paper
Robert P. Nelson	47	2004	Vice President and Controller

A. D. Correll has been Chief Executive Officer of Georgia-Pacific since May 1993, Chairman since December 1993 and served as President from July 1991 until September 2002. Mr. Correll has been a director of Georgia-Pacific since May 1992.

Lee M. Thomas has been Georgia-Pacific’s President and Chief Operating Officer since March 2003. Prior to that time he served as Georgia-Pacific’s President since September 2002. Mr. Thomas has been a director of Georgia-Pacific since May 2002. He served as president of the building products and distribution businesses from March 2002 until September 2002. Prior to that time, Mr. Thomas served as Executive Vice President—Consumer Products from November 2001 until March 2002, Executive Vice President—Paper and Chemicals from December 1997 until November 2000, Executive Vice President—Paper from January 1997 until December 1997, Senior Vice President—Environmental, Government Affairs and Communications from February 1994 until January 1995 and Senior Vice President—Environmental and Governmental Affairs from March 1993 until January 1994.

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

James E. Bostic, Jr. has been Executive Vice President—Environmental, Government Affairs and Administrative Services since January 2001. Prior to that time, he served as Senior Vice President—Environmental, Government Affairs and Communications from February 1995 until January 2001, Group Vice President—Paper from April 1992 until January 1995, Group Vice President—Butler Paper and Mail-Well from January 1992 to April 1992, and Vice President—Butler Paper and Mail-Well from January 1991 to January 1992.

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

Steven J. Klinger has been Executive Vice President—Packaging since March 2003. Prior to that time, he served as President—Packaging from March 1, 2003 to March 28, 2003, President—Packaging Division from January 2001 until March 2003, Vice President—Packaging Operations from January 2000 until January 2002, Southeast Regional Manager—Containerboard and Packaging from January 1998 until January 2000 and Regional Manager, J&J Corrugated, one of our subsidiaries, from January 1997 until January 1998.

David J. Paterson has been Executive Vice President—Building Products since March 2003, prior to that time he served as Executive Vice President—Pulp and Paperboard from August 2001 to March 2003, President—Paper from January 2001 until August 2001, Senior Vice President—Communication Papers from August 2000 until January 21, 2001 and Vice President—Sales and Marketing Pulp and Bleached Board from May 1994 until August 2000.

William Schultz has been President-European Consumer Products since February 2004. Prior to that time, he served as President—Dixie, from November 2000 until February 2004, and Executive Vice President—Dixie Business with Fort James from 1998 until November 2000.

Ronald L. Paul has been Executive Vice President—Wood Products since September 1997. Prior to that time, he served as Vice President—Structural Panels and Building Products Engineering from May 1996 until September 1997 and Vice President—Engineering and Technology—Building Products from May 1995 until May 1996.

George W. Wurtz III has been Executive Vice President—Pulp and Paper since March 2003. Prior to that time, he served as President—Paper, Bleached Board and Kraft from August 2001 until March 2003, Senior Vice President—Consumer Products from November 2000 until August 2001. From 1987 until November 2000, he served in a number of management positions with Fort James, most recently as Senior Vice President—Manufacturing for North America.

Robert P. Nelson has been Vice President and Controller since May 2004. Prior to that time, he served as Vice President Finance—Consumer Products and Packaging, from July 2002 until May 2004, Vice President—Consumer Products from December 2000 until June 2002 and Division Controller—Packaged Products from October 1995 until November 2000.

Our Board of Directors elects our officers. The Chief Executive Officer has the authority to appoint one or more Vice Presidents to hold such office until the next annual organizational meeting of the Board. The Chief Executive Officer also has the authority to approve the compensation of officers at the Vice President level. The Management Development and Compensation Committee of the Board of Directors determines the compensation of all our other officers, including officers who are also our directors. There are no other arrangements or understandings between the respective officers and any other person pursuant to which such officers are elected.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Notice of 2005 Annual Meeting of Shareholders and Proxy Statement in the sections entitled “Compensation Committee Report,” “Summary Compensation Table,” “Option, SAR and Performance Rights Grants in 2004” and “Agreements with Executive Officers” and is incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be set forth in our Notice of 2005 Annual Meeting and Proxy Statement in the sections entitled “Ownership of Georgia-Pacific Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be set forth in our Notice of 2005 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference thereto.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Notice of 2005 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Independent Auditor Information” and is incorporated herein by reference thereto.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K, or specifically incorporated herein by reference:

(1)	The Consolidated Financial Statements, Notes to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for Georgia-Pacific Corporation and subsidiaries dated February 25, 2005 are presented under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Valuation and Qualifying Accounts of Georgia-Pacific Corporation and subsidiaries for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.

Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Number	Description

3.1(i)	Articles of Incorporation, restated as of December 16, 1997 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).

3.1(ii)	Articles of Amendment to Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.2(i)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on November 30, 2000, and incorporated by this reference thereto).

3.2(ii)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Form 8-K dated April 19, 2001, filed April 19, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

3.2(iii)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.2(iv)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.2(v)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

3.2(vi)	Bylaws, as amended to date (Filed as Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1(i)	Restated Rights Agreement, dated as of December 16, 1997, between Georgia-Pacific Corporation and First Chicago Trust Company of New York, with form of Georgia-Pacific Group Rights Certificate attached as Exhibit A-i, form of Timber Group Rights Certificate attached as Exhibit A-2, Series B Preferred Stock Designation attached as Exhibit B-i and Series C Preferred Stock Designation attached as Exhibit B-2 (Filed as Exhibit 8 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on November 26, 1997, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1(ii)	Amendment No. 1 to the Amended and Restated Rights Agreement, effective November 8, 1999 (Filed as Exhibit 4.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1(iii)	Amendment No. 2 to the Amended and Restated Rights Agreement, effective July 18, 2000 (Filed as Exhibit 2 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1(iv)	Amendment No. 3 to the Amended and Restated Rights Agreement, effective September 26, 2001 (Filed as Exhibit 3 to the Corporation’s Registration Statement on Form 8-A as filed with the Commission on October 2, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.1(v)	Amendment No. 4 to Amended and Restated Rights Agreement, dated as of November 8, 2004, by and between Georgia-Pacific Corporation and EquiServe Trust Company, N.A., as Rights Agent. (Filed as Exhibit 4.1 to the Corporation’s Form 8-K, dated November 5, 2004, filed November 10, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.2(i)	Indenture, dated as of March 1, 1983, between Georgia-Pacific Corporation and The Chase Manhattan Bank (National Association), Trustee (Filed as Exhibit 4.4(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.2(ii)	First Supplemental Indenture, dated as of July 27, 1988, among Georgia-Pacific Corporation, The Chase Manhattan Bank (National Association), Trustee, and Morgan Guaranty Trust Company of New York (Filed as Exhibit 4.4(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

4.2(iii)	Agreement of Resignation, Appointment and Acceptance, dated as of January 31, 1992 by and among Georgia-Pacific Corporation, Morgan Guaranty Trust Company of New York and The Bank of New York, as Successor Trustee (Filed as Exhibit 4.4(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.3	Form of Purchase Contract Agreement relating to Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(p) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

4.4	Form of Pledge Agreement for Stock Purchase Contracts and Stock Purchase Units (Filed as Exhibit 4(q) to the Corporation’s Registration Statement on Form 8-A relating to File No. 333-80757 as filed with the Commission on June 25, 1999, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.5	Form of Remarketing Agreement between Georgia-Pacific Corporation and Morgan Stanley & Co. Incorporated (Filed as Exhibit 4(u) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

4.6(i)	Indenture between James River Corporation of Virginia and the Bank of New York, dated November 1, 1991 (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on November 4, 1991, Commission File No. 33-43335, and incorporated herein by this reference thereto).

4.6(ii)	Second Supplemental Indenture among Georgia-Pacific Corporation, Fort James Corporation, and The Bank of New York, dated February 19, 2001 (Filed as Exhibit 4.7 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.6(iii)	Third Supplemental Indenture by and among Fort James Operating Company, Fort James Corporation and The Bank of New York, dated as of March 20, 2003 (Filed as Exhibit 4.71(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.7(i)	Indenture, 8.875% Senior Notes Due 2010, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.1 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.7(ii)	Supplemental Indenture No. 1, relating to the 8.875% Senior Notes Due 2010, dated as of December 31, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, the Existing Guarantor, Fort James Operating Company, the New Guarantor, and The Bank of New York, as Trustee (Filed as Exhibit 10.37(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.8(i)	Indenture, 9.375% Senior Notes Due 2013, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.2 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

Number	Description

4.8(ii)	Supplemental Indenture No. 1, relating to the 9.375% Senior Notes Due 2013, dated as of December 31, 2003, by and among Georgia-Pacific Corporation, Fort James Corporation, the Existing Guarantor, Fort James Operating Company, the New Guarantor, and The Bank of New York, as Trustee (Filed as Exhibit 10.37(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.9	Form of Note regarding 8.875% Senior Notes Due 2010, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.3 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.10	Form of Note regarding 9.375% Senior Notes Due 2013, dated as of January 30, 2003, among Georgia-Pacific Corporation, Fort James Corporation, as the Guarantor and The Bank of New York, Trustee (Filed as Exhibit 4.4 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.11	Exchange and Registration Rights Agreement regarding 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, dated as of January 30, 2003, between Georgia-Pacific Corporation and Fort James Corporation (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on April 15, 2003, Commission File No. 333-104549, and incorporated herein by this reference thereto).

4.12	Form of Letter of Transmittal to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, among Georgia-Pacific Corporation, Fort James Corporation and The Bank of New York, the Exchange Agent (Filed as Exhibit 99.1 to the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on July 23, 2003, Commission File No. 333-104549-01, and incorporated herein by this reference thereto).

4.13	Indenture, 7 3/8% Senior Notes Due 2008, dated as of June 3, 2003, among Georgia-Pacific Corporation, Fort James Corporation and Fort James Operating Company , as the Guarantors, and The Bank of New York, Trustee (Filed as Exhibit 4.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.14	Indenture, 8% Senior Notes Due 2014, dated as of June 3, 2003, among Georgia-Pacific Corporation, Fort James Corporation and Fort James Operating Company, as the Guarantors, and The Bank of New York, Trustee (Filed as Exhibit 4.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.15	Indenture relating to the 8% Senior Notes Due 2024, dated as of December 11, 2003, between Georgia-Pacific Corporation and The Bank of New York, as Trustee (Filed as Exhibit 10.37(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

4.16	Exchange and Registration Rights Agreement for $350,000,000 7 3/8% Senior Notes Due 2008 and $150,000,000 8% Senior Notes Due 2014, dated as of June 3, 2003, among Georgia-Pacific Corporation, Fort James Corporation and Fort James Operating Company (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on From 10-Q for the quarter ended June 28, 2003, Commission File No. 000-03506, and incorporated herein by this reference thereto).

Number	Description

4.17	Exchange and Registration Rights Agreement, for $500,000,000 8% Senior Notes Due 2024 dated as of December 11, 2003, by and among Georgia-Pacific Corporation and the representatives of the several purchasers named therein. (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-4 as filed with the Commission on March 10, 2004, Commission File No. 333-113484, and incorporated herein by this reference thereto).

4.18	Form of Letter of Transmittal to 8.875% Senior Notes Due 2010 and 9.375% Senior Notes Due 2013, among Georgia-Pacific Corporation, Fort James Corporation and The Bank of New York, the Exchange Agent (Filed as Exhibit 99.1 to the Corporation’s Registration Statement on Form S-4/A as filed with the Commission on July 25, 2003, Commission File No. 333-104549-01, and incorporated herein by this reference thereto).

4.19	Form of Stock Purchase Units (included as Exhibits A and B of Exhibit 4.3) (Filed as Exhibit 4(v) to the Corporation’s Registration Statement on Form S-3, as filed with the Commission on June 30, 1999, Commission File No. 333-80757, and incorporated herein by this reference thereto).

4.20	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Corporation. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10.1	Directors Group Life Insurance Program (Filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.2(i)	Form of Officer Retirement Agreement (Officers Retirement Plan) (Filed As Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.2(ii)	Georgia-Pacific Corporation Supplemental Retirement Plan for Eligible Executives, Amended and Restated, effective as of January 1, 2002 (Filed as Exhibit 10.2(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.2(iii)	Form of Officer Retirement Agreement (Officers Retirement Plan), effective as of April 1, 2002 (Filed as Exhibit 10.2(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.3(i)	Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated Effective January 1, 1987) (Filed as Exhibit 10.3(i) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3(ii)	Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Pre-1987 Group (As Amended and Restated, effective January 1, 1987) (Filed as Exhibit 10.3(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number	Description

10.3(iii)	Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3(iv)	Amendment No. 1 (Effective January 1, 1991) to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (Effective January 1, 1987) (Filed as Exhibit 10.3(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3(v)	Amendment No. 2 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1987) (Filed as Exhibit 10.3(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.3(vi)	Amendment No. 3 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective August 1, 1994) (Filed as Exhibit 10.3(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3(vii)	Amendment No. 4 to the Key Salaried Employees Group Insurance Plan—Post-1986 Group (effective January 1, 1998) (Filed as Exhibit 10.3(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.3(viii)	Amendment Number Five to the Georgia-Pacific Corporation Key Salaried Employees Group Insurance Plan/Post 1986 Group (Filed as Exhibit 10.38(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.3(ix)	Amendment Number Six to the Georgia-Pacific Corporation Key Salaried Employees Group Insurance Plan/Post 1986 Group (Filed as Exhibit 10.38(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.4(i)	Economic Value Incentive Plan, as Amended and Restated effective January 21, 2001 (Filed as Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.4(ii)	Georgia-Pacific Corporation Economic Value Incentive Plan for European Employees, effective as of January 1, 2001 (Filed as Exhibit 10.4(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.5(i)	Amendment No. 1 to the Georgia-Pacific Corporation Economic Value Incentive Plan, as Amended and Restated by Action of the Compensation Committee on January 29, 2001, effective February 15, 2001 (Filed as Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.5(ii)	Amendment No. 2 to the Georgia-Pacific Corporation Economic Value Incentive Plan, effective as of May 7, 2002 (Filed as Exhibit 10.5(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number	Description

10.6(i)	1995 Shareholder Value Incentive Plan, as Amended and Restated effective December 16, 1997 (Filed as Exhibit 10.8(iv) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto).*

10.6(ii)	Amendment No. 1 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective May 5, 1998 (Filed as Exhibit 10.8(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6(iii)	Amendment No. 2 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective September 29, 1999 (Filed as Exhibit 10.8(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6(iv)	Amendment No. 3 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective March 24, 2000 (Filed as Exhibit 10.8(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6(v)	Amendment No. 4 to the Amended and Restated 1995 Shareholder Value Incentive Plan, effective July 18, 2000 (Filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.6(vi)	Amendment Number Five to the Georgia-Pacific Corporation 1995 Shareholder Value Incentive Plan (as Amended and Restated Effective, effective December 16, 1997) amended as of January 31, 2003 (Filed as Exhibit 10.38(x) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto)..*

10.7(a)(i)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1995 Grant) (Filed as Exhibit 99.11 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(a)(ii)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1995 Grant) (Filed as Exhibit 99.12 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(a)(iii)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1996 Grant) (Filed as Exhibit 99.13 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(a)(iv)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1996 Grant) (Filed as Exhibit 99.14 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

Number	Description

10.7(a)(v)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.15 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(a)(vi)	Form of Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.16 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(b)(i)	Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Georgia-Pacific Group stock) (1997 Grant) (Filed as Exhibit 99.17 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(b)(ii)	Form of Special Replacement Option Under the 1995 Shareholder Value Incentive Plan (Timber Group stock) (1997 Grant) (Filed as Exhibit 99.18 to the Corporation’s Registration Statement on Form S-8 as filed with the Commission on December 18, 1997, Commission File No. 333-42597, and incorporated herein by this reference thereto).*

10.7(i)	Outside Directors Stock Plan (As in effect September 23, 1998, including Amendments No. 1 and 2) (Filed as Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.8(i)	Georgia-Pacific Corporation Outside Directors Stock Plan Amendment No. 3 (Filed as Exhibit 10.38(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.9(i)	Georgia-Pacific Corporation Outside Director Stock Option Plan, effective as of February 1, 2002 (Filed as Exhibit 10.7(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.9(ii)	Georgia-Pacific Corporation Outside Director Stock Option Plan, effective as of February 1, 2002 (Filed as Exhibit 10.7(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.10	Outside Director Deferred Stock Unit Plan Agreement (Filed as Exhibit 10.11(xvii) to the Corporation’s Form 8-K, dated February 2, 2005, filed February 8, 2005, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11(i)	Directors Deferred Compensation Plan, effective September 22, 1998 (Filed as Exhibit 10.10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.11(ii)	Form of Deferral Agreement. (Filed as Exhibit 10.10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto.)*

Number	Description

10.11(iii)	Georgia-Pacific Corporation Deferred Compensation Plan, effective as of February 1, 2002 (Filed as Exhibit 10.8(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12(i)	Amendment No 1 to the Change of Control Agreement for Gary A. Myers dated March 15, 1999 (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12(ii)	Amendment No 1 to the Change of Control Agreement for Donald L. Glass dated March 15, 1999 (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12(iii)	Form of Change of Control Agreement (Filed as Exhibit 10.9(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12(iv)	Form of Change of Control Agreement, Two Year Letter, dated as of April 1, 2002 (Filed as Exhibit 10.9(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.12(v)	Form of Change of Control Agreement, Three Year Letter, dated as of April 1, 2002 (Filed as Exhibit 10.9(v) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.13(i)	Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Canadian Imperial Bank of Commerce, Citibank, N.A., and Bank One, NA (Chicago Office), as the Secondary Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(ii)	Amended and Restated Receivables Purchase Agreement dated as of October 13, 1999, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Asset Securitization Cooperative Corporation, Corporate Asset Funding Company, Inc., and Falcon Asset Securitization Corporation, as the Purchasers, and Canadian Imperial Bank of Commerce, as the Administrative Agent (Filed as Exhibit 10.11(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(iii)	Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, and Georgia-Pacific Corporation, as the Collection Agent, and Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, LTD (New York Branch) and Wachovia Bank, N.A., as the Secondary Purchases and Citicorp North America, Inc., as the Administrative Agent (Filed as Exhibit 10.10(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.13(iv)	Second Amended and Restated Receivables Purchase Agreement dated as of December 19, 2001, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as the Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, and Victory Receivables Corporation, as the Purchasers, and Citicorp North America, Inc., as the Administrative Agent (Filed as Exhibit 10.10(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(v)	First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North America, Inc., as Administrative Agent. (Filed as Exhibit 10.10(v) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(vi)	Second Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of August 30, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North American, Inc., as Administrative Agent (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated August 30, 2002, filed September 11, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(vii)	Third Amendment to Second Amended and Restated Receivables Purchase Agreement dated as of October 23, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North American, Inc., as Administrative Agent (Filed as Exhibit 10.6 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(viii)	Fourth Amendment and Waiver to Second Amended and Restated Receivables Purchase Agreement dated as of December 6, 2002, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Four Winds Funding Corporation, Victory Receivables Corporation, Citibank, N.A., Commerzbank AG (New York Branch), The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank N.A. and Citicorp North American, Inc., as Administrative Agent (Filed as Exhibit 10.7 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.13(ix)	Fifth Amendment and Waiver to the Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association and Citicorp North America, Inc., as Administrative Agent (Filed as Exhibit 10.2 to the Corporation’s Form 8-K, dated March 28, 2003, filed March 31, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(x)	Sixth Amendment and Waiver to the Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent, Special Purpose Accounts Receivables Cooperative Corporation and Canadian Imperial Bank of Commerce (Filed as Exhibit 10.3 to the Corporation’s Form 8-K, dated March 28, 2003, filed March 31, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(xi)	Sixth Amendment to Receivables Sale Agreements dated as of August 30, 2002, among Portfolio Receivables, LLC, the Seller, Unisource Worldwide, Inc., Asset Securitization Cooperative Corporation, Canadian Imperial Bank of Commerce, the Servicing Agent (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated August 10, 2002, filed September 11, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(xii)	Seventh Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of May 28, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, Corporate Receivables Corporation, Corporate Asset Funding Company, Inc., Gotham Funding Corporation, as assignee of Victory Receivables Corporation, Special Purpose Accounts Receivables Cooperative Corporation, Canadian Imperial Bank of Commerce, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent. (1)(Filed as Exhibit 10.10(xii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.13(xiii)	Eighth Amendment to Second Amended and Restated Receivables Purchase Agreements, dated as of December 15, 2003, among G-P Receivables, Inc., as Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, CRC Funding, LLC, as successor to Corporate Receivables Corporation, CAFCO, LLC, as successor to Corporate Asset Funding Company, Inc., Gotham Funding Corporation, Special Purpose Accounts Receivables Cooperative Corporation, Canadian Imperial Bank of Commerce, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd. (New York Branch), Wachovia Bank, National Association, Citicorp North America, Inc., as Administrative Agent. (Filed as Exhibit 10.10(xiii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.13(xiv)	Ninth Amendment To Second Amended And Restated Receivables Purchase Agreements dated as of December 10, 2004, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, CRC Funding, LLC, CAFCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, Wachovia Bank, National Association, Citicorp North America, Inc., as administrative agent, Starbird Funding Corporation, BNP Paribas, acting through its New York Branch, Three Pillars Funding LLC and SunTrust Bank. (1)

10.13(xv)	Tenth Amendment To Second Amended And Restated Receivables Purchase Agreements dated as of December 10, 2004, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, CRC Funding, LLC, CAFCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, Wachovia Bank, National Association, Citicorp North America, Inc., as administrative agent, Starbird Funding Corporation, BNP Paribas, acting through its New York Branch, Three Pillars Funding LLC and SunTrust Bank. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K, dated December 10, 2004, filed December 15, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.14(a)(i)	Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.10(i) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto).*

10.14(a)(ii)	Amendment No. One to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(a)(iii)	Amendment No. Two to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.12(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(a)(iv)	Amendment No. Three to the Georgia-Pacific Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.11(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(a)(v)	Amendment Number Four to the Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan, effective as of January 1, 2002 (Filed as Exhibit 10.11(xiv) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(a)(vi)	Amendment Number Five to the Georgia-Pacific Corporation Long-Term Incentive Plan. (Filed as Exhibit 10.38(xiii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto) *

10.14(a)(vii)	Amendment Number Six to the Georgia-Pacific Corporation Long-Term Incentive Plan. (Filed as Exhibit 10.38(xiv) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

Number	Description

10.14(b)(i)	Form of Revised Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form l0-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(b)(ii)	Form of Revised Special Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(c)(i)	Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 1999 Performance Period (January 28, 1999 Grant) (Filed as Exhibit 10.12(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(c)(ii)	Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 2000 Performance Period (January 28, 1999 Grant) (Filed as Exhibit 10.12(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(c)(iii)	Form of Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 1999 through December 31, 2001 Performance Period (January 28, 1999 Grant) (Filed as Exhibit l0.12(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(c)(iv)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2001 through December 31, 2003 Performance Period (January 29, 2001 Grant) (Filed as Exhibit 10.11(x) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(d)(i)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 28, 1999 Grant) (Filed as Exhibit 10.12(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.14(d)(ii)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.12(x) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated here by this reference thereto).*

10.14(d)(iii)	Form of Georgia-Pacific Corporation/Georgia-Pacific Group 1997 Long-Term Incentive Plan Performance Share Grant Agreement for the January 1, 2000 though December 31, 2002 Performance Period (January 21, 2000 Grant) (Filed as Exhibit 10.12(xi) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated here by this reference thereto).*

10.14(e)	Long-Term Incentive Plan. (Filed as Exhibit 10.11(xviii) to the Corporation’s Form 8-K dated January 2, 2005, filed January 8, 2005, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

Number	Description

10.15(i)	Georgia-Pacific Corporation Long-Term Appreciation Plan (Filed as Exhibit 10.38(xi) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.15(ii)	Amendment Number One to the Georgia-Pacific Corporation Long-Term Appreciation Plan (Filed as Exhibit 10.38(xii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.16(i)	Georgia-Pacific Corporation/Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10. 10(ii) to the Corporation’s Amendment No. 2 to Registration Statement on Form S-4 as filed with the Commission on November 7, 1997, Commission File No. 333-35813, and incorporated herein by this reference thereto).*

10.16(ii)	Amendment No. 1 to the Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.16(iii)	Amendment No. 2 to the Timber Group 1997 Long-Term Incentive Plan (Filed as Exhibit 10.3 to the Corporation’s Quarter Report on Form 10-Q for the quarter ended July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.16(iv)	Form of Revised Timber Group 1997 Long-Term Incentive Plan Option (Filed as Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.16(v)	Form of Timber Group 1997 Long-Term Incentive Plan Option (January 21, 2000 Grant) (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.17	Georgia-Pacific Corporation Short-Term Incentive Plan. (Filed as Exhibit 10.38(vii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.18(i)	Fort James Corporation MIP Bonus Deferral Plan (Filed as Exhibit 99.1 to Fort James Corporation’s Registration Statement on Form S-8, Commission File No. 333-66715, dated November 3, 1998, and incorporated herein by this reference thereto).

10.18(ii)	Fort James Supplemental Deferral Plan 1999, Amendment and Restatement (Filed as Exhibit 10.13(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.18(iii)	Fort James Corporation Stock Option Plan For Outside Directors, Amended and Restated as of February 18, 1999 (Filed as Exhibit 99.6 to the Corporation’s Registration Statement on Form S-8 dated December 7, 2000, Commission File No. 333-51442, and incorporated herein by this reference).*

10.18(iv)(a)	Fort James Corporation 1996 Stock Incentive Plan, 1997 Amendment and Restatement (Filed as Exhibit 10.13(iv) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

Number	Description

10.18(iv)(b)	Amendment Number One to the Fort James Corporation 1996 Stock Incentive Plan, as Amended and Restated Effective August 12, 1997, in connection with its acquisition of Fort James Corporation in November 2000. (Filed as Exhibit 10.38(viii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.18(v)	Fort James Corporation Split Dollar Life Insurance Plan (Effective date of January 1, 1998 (Filed as Exhibit 10.13(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.18(vi)	Form of Fort James Corporation Restricted Stock Unit Award Agreement (Filed as Exhibit 10.13(vi) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.18(vii)	Fort James Corporation Supplemental-Benefit Plan (Amended and Restated Effective January 1, 1999) (Filed as Exhibit 10.13(vii) to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.18(viii)	Amendment No. One to the Fort James Corporation Supplemental Benefit Plan. (Filed as Exhibit 10.38(v) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.18(viii)(a)	Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.H with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 001-06901, and incorporated herein by this reference).*

10.18(viii)(b)	Amendment dated December 28, 1993 to the Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.9(A) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 001-06901, and incorporated herein by this reference).*

10.18(viii)(c)	Amendment dated March 1, 1995 to the Fort Howard Corporation Management Equity Plan (Filed as Exhibit 10.9(B) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 001-20473, and incorporated herein by this reference).*

10.18(ix)(a)	Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 10.15 with the Fort Howard Corporation’s No. 1 to Registration Statement on Form S-1, Commission File No. 33-56573, dated February 8, 1995, and incorporated herein by this reference).*

10.18(ix)(b)	Amendment No. I to Fort Howard Corporation 1995 Stock Incentive Plan (Filed as Exhibit 4.4 with the Fort Howard Corporation’s Registration Statement on Form S-8, Commission File No. 333-20959, dated February 3, 1997, and incorporated herein by this reference).*

10.18(x)(a)	James River Corporation of Virginia 1987 Stock Option Plan 1993 Amendment and Restatement (Filed as Exhibit 10(j) to James River Corporation’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, Commission File No. 001-06901, and incorporated herein by this reference).*

Number	Description

10.18(x)(b)	Amendment Number One to the James River Corporation of Virginia 1987 Stock Option Plan, as Amended and Restated. (Filed as Exhibit 10.38(ix) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.19	Agreement and Plan of Merger dated as of May 25, 1999, among Unisource Worldwide, Inc., Georgia-Pacific Corporation and Atlanta Acquisition Corp (Filed as Exhibit 99(c)(1) to the Schedule 14D-1 of Atlanta Acquisition Corp. and Georgia-Pacific Corporation, Commission File No. 005-51073, and incorporated herein by this reference thereto).

10.20	Joint Venture Agreement among Georgia-Pacific Corporation, Chesapeake Corporation, Wisconsin Tissue Mills Inc. and Georgia-Pacific Tissue, LLC, dated as of October 4, 1999 (Filed as Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.21	Operating Agreement Georgia-Pacific Tissue. LLC, dated as of October 4, 1999, Between Wisconsin Tissue Mills Inc. and Georgia-Pacific Corporation (Filed as Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.22	Agreement and Plan of Merger, dated as of July 16, 2000, among Georgia-Pacific Corporation, Fenres Acquisition Corp. and Fort James Corporation (Filed as Exhibit 2 to the Corporation’s Form 8-K dated July 17, 2000, filed July 18, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23(i)	Agreement and Plan of Merger, dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware Corporation, Georgia-Pacific Corporation, a Georgia corporation and North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., each a Delaware corporation and a wholly owned subsidiary of Georgia-Pacific Corporation (Filed as Exhibit 2.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.23(ii)	Amendment No. 1 to the Agreement and Plan of Merger, dated June 12, 2001 (Filed as Exhibit 2.1 to the Corporation’s Form 8-K dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.24(i)	Voting Agreement and Consent dated as of July 18, 2000, by and among Plum Creek Timber Company, Inc., a Delaware corporation, Georgia-Pacific Corporation, a Georgia corporation and each of the security holders party thereto (Filed as Exhibit 9.1 to the Corporation’s Form 8-K as filed with the Commission on July 20, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.24(ii)	Amendment No. 1 to the Voting Agreement and Consent, dated June 12, 2001 (Filed as Exhibit 9.1 dated June 12, 2001, filed June 14, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(i)	Credit Agreement (Senior Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent and Issuing Bank, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers. (Filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto).

Number	Description

10.25(ii)	First Amendment to the Credit Agreement, dated as of January 26, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Senior Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(iii)	Second Amendment to the Credit Agreement, dated as of March 15, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Senior Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(iv)	Third Amendment to the Credit Agreement, dated as of December 5, 2001, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent and several financial institutions parties to the Credit Agreement (Senior Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(v)	Fourth Amendment to Credit Agreement, dated as of June 13, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Senior Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.3 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(vi)	Fifth Amendment to Credit Agreement, dated as of October 29,, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Senior Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.4 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(vii)	Sixth Amendment to Credit Agreement, dated as of November 19, 2002, by and among Georgia-Pacific Corporation, Bank of America, as Administrative Agent, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Senior Credit Facility), dated as of November 3, 2000. (Filed as Exhibit 10.5 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.25(viii)	Seventh Amendment to Credit Agreement, dated as of March 28, 2003, by and among Georgia-Pacific Corporation, each of the Lenders, Bank of America, N.A., as Administrative Agent and Issuing Bank, Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding, Inc. (Senior Credit Facility), dated as of November 3, 2000 (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 28, 2003, filed March 31, 2003, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.26(i)	Credit Agreement (18-Month Revolving Credit Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by reference thereto).

10.26(ii)	First Amendment to the Credit Agreement (18-Month Revolving Credit Facility), dated as of March 15, 2001 (Filed as Exhibit 10.3 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.26(iii)	Second Amendment to the Credit Agreement (18-Month Revolving Credit Facility), dated as of December 5, 2001 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated December 6, 2001, filed December 12, 2001, Commission File No. 001-03506, and incorporated herein by this referenced thereto).

10.27(i)	Credit Agreement (Asset Disposition Bridge Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.27(ii)	First Amendment to the Credit Agreement (Asset Disposition Bridge Facility), dated as of March 15, 2001 (Filed as Exhibit 10.4 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.28(i)	Credit Agreement (Capital Markets Bridge Facility), dated as of November 3, 2000, among Georgia-Pacific Corporation, the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.28(ii)	First Amendment to the Credit Agreement (Capital Markets Bridge Facility), dated as of March 15, 2001 (Filed as Exhibit 10.5 to the Corporation’s Form 8-K dated March 15, 2001, filed March 15, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.28(iii)	Second Amendment to the Credit Agreement (Capital Markets Bridge Facility), dated as of December 12, 2001 (Filed as Exhibit 10-3 to the Corporation’s Form 8-K dated December 6, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.28(iv)	Credit Agreement (Senior Capital Markets Bridge Facility), dated as of August 16, 2002, by and among Georgia-Pacific Corporation, the Lenders named therein, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents and as Joint Lead Arrangers and Book Managers (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated August 7, 2002, filed August 20, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.28(v)	First Amendment, to Credit Agreement, dated as of October 29, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.1 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.28(vi)	Second Amendment, to Credit Agreement, dated as of November 15, 2002, by and among Georgia-Pacific Corporation, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.2 to the Corporation’s Form 8-K dated June 13, 2002, filed December 18, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.29	Credit Agreement (Timber Disposition Bridge Facility), dated as of November 3, 2000, among North American Timber Corp., the Lenders Named therein, Bank of America, N.A., as Agent, and Merrill Lynch Capital Corporation and Morgan Stanley Senior Funding Inc., as Co-Syndication Agents, Banc of America Securities LLC, Merrill Lynch Capital Corporation, and Morgan Stanley Senior Funding Inc., as Book Managers and Lead Arrangers (Filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.30	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Senior Credit Facility) (Filed as Exhibit 7.01(c) to Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.31	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (18-Month Revolving Credit Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.32	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Asset Disposition Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.33	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Capital Markets Bridge Facility) (Filed as Exhibit 6.01(c) to Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.34(i)	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Timber Disposition Bridge Facility) (Filed as Exhibit 7.13(a) to Exhibit 10.24 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.34(ii)	Form of Subsidiary Guaranty (Georgia-Pacific Corporation) (Senior Capital Markets Bridge Facility), dated as of August 16, 2002 (Filed as Exhibit 10.20(ii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.35(i)	Georgia-Pacific Group 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.21 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.35(ii)	Georgia-Pacific 2000 Employee Stock Purchase Plan Amended and Restated. (Filed as Exhibit 10.38(vi) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.36	The Timber Company 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.22 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.37(i)	Georgia-Pacific Tissue, LLC 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.37(ii)	Georgia-Pacific Corporation—Georgia-Pacific Group 2001 Canadian Employees Stock Purchase Plan, Amended and Restated as of August 28, 1995 (Filed as Exhibit 99 to the Corporation’s Registration Statement on Form S-8, Commission File No. 333-44112, dated March 30, 2001, and incorporated herein by this reference thereto).

10.37(iii)	Georgia-Pacific Corporation Non-Qualified Employee Stock Purchase Plan, as Amended and Restated, effective as of November 1, 2002, formerly known as, Georgia-Pacific Corporation/Georgia-Pacific Tissue 2000 Employee Stock Purchase Plan (Filed as Exhibit 10.32(iii) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.38(i)	Securities Purchase Agreement, dated as of January 21, 2001, among Georgia-Pacific Corporation, as seller, Georgia-Pacific Finance, LLC, Svenska Cellulosa Aktiebolaget SCA (publ), and SCA Tissue, Inc. (Filed as Exhibit 10.32 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.38(ii)	Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific Corporation and Domtar, Inc., dated as of June 1, 2001 (Filed as Exhibit 10.33(ii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.38(iii)	Amendment No. 1 to Purchase Agreement by and among Georgia-Pacific Corporation, Certain Subsidiaries of Georgia-Pacific and Domtar, Inc., dated August 3, 2001 (Filed as Exhibit 10.33(iii) to the Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.39	Form of Master Timber Agreement between North American Timber Corporation, LRFP Timber, Inc., NPTC Timber Inc., GNN Timber, Inc., and GPW Timber, Inc., and Georgia-Pacific Corporation—Georgia-Pacific Group) (Filed as Exhibit 10.33 to the Corporation’s Annual Report on Form 10-K for the year ended December 30, 2000, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.40(a)	Fort Howard Corporation Management Equity Participation Agreement (Filed as Exhibit 10.9 to Amendment No. 2 to Fort Howard Corporation’s Registration Statement on Form S-1 dated October 25, 1988, Commission File No. 33-23826, and incorporated herein by this reference thereto).*

10.40(b)	Letter Agreement dated June 27, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.V with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.40(c)	Letter Agreement dated July 31, 1990 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.W with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.40(d)	Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.GG with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.40(e)	Letter Agreement dated February 7, 1991 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.HH with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 001-06901, and incorporated herein by this reference thereto).*

10.40(f)	Letter Agreement dated December 28, 1993 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 4.3(f) with the Fort Howard Corporation’s Registration Statement on Form S-8 dated September 29, 1995, Commission File No. 33-63099, and incorporated herein by this reference thereto).*

10.40(g)	Letter Agreement dated March 1, 1995 modifying the Fort Howard Corporation Amended and Restated Management Equity Participation Agreement (Filed as Exhibit 10.8(F) with the Fort Howard Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 000-20473, and incorporated herein by this reference thereto).*

10.41(a)	Contribution and Stock Purchase Agreement, effective as of September 30, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC (Filed as Exhibit 10.36(a) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.41(b)	Amended and Restated Contribution and Stock Purchase Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, UWW Holdings, Inc. and J5M4T3B2P2CEYA, LLC (Filed as Exhibit 10.36(b) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

Number	Description

10.41(c)	Subordinated Secured Liquidity Facility Agreement, effective as of November 27, 2002, by and among Georgia-Pacific Corporation, Unisource Worldwide, Inc., UWW Holdings, Inc., Alco Realty, Inc., BRT, Inc., Paper Corporation of North America, Portfolio Receivables, Inc., Portfolio Receivables, LLC, Unimadison, Inc., Unisource Capital Corporation, The Unisource Corporation, Unisource Holdings, Inc., Unisource International, Inc., Unisource Realty, Inc. and Unisource Sales Corporation (Filed as Exhibit 10.36(c) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.42	Employment Agreement between Georgia-Pacific Corporation and John Lundgren, effective as of January 1, 2001 (Filed as Exhibit 10.37 to the Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.43	Purchase and Sale Agreement, dated as of December 19, 2003, between Georgia-Pacific Corporation and PLC Trust 2003-1. (Filed as Exhibit 10.37(iv) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).

10.44	Amendment Number One to the Management Incentive Plan Deferral Opportunity Plan. (Filed as Exhibit 10.38(i) to the Corporation’s Annual Report on Form 10-K for the year ended January 3, 2004, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

10.45	Form of Performance Share Agreement for the January 1, 2005 through December 31, 2007 Performance Period (Filed as Exhibit 10.11(xv) to the Corporation’s Form 8-K, dated February 2, 2005, filed February 8, 2005, Commission File No. 001-03506, and incorporated herein by this reference thereto). *

10.46	Form of Stock SAR Grant Agreement (Filed as Exhibit 10.11(xvi) to the Corporation’s Form 8-K, dated February 2, 2005, filed February 8, 2005, Commission File No. 001-03506, and incorporated herein by this reference thereto).*

12	Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

21	Subsidiaries. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

23.2	Consent of National Economic Research Associates (NERA). (1)

23.3	Consent of Navigant Consulting. (1)

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.1	Properties. (1)

*	Compensatory plan or arrangement.
(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA-PACIFIC CORPORATION (Registrant)
By:	/s/ A. D. CORRELL
A. D. Correll, Chairman and Chief Executive Officer

Date:	February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
As Officers or Directors of GEORGIA-PACIFIC CORPORATION

/s/ A. D. CORRELL (A. D. Correll)	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2005

/s/ DANNY W. HUFF (Danny W. Huff)	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	February 28, 2005

/s/ ROBERT P. NELSON (Robert P. Nelson)	Vice President and Controller (Principal Accounting Officer)	February 28, 2005

/s/ LEE M. THOMAS (Lee M. Thomas)	President, Chief Operating Officer and Director	February 28, 2005

/s/ JAMES S. BALLOUN (James S. Balloun)	Director	February 28, 2005

/s/ THOMAS D. BELL, JR. (Thomas D. Bell, Jr.)	Director	February 28, 2005

/s/ BARBARA L. BOWLES (Barbara L. Bowles)	Director	February 28, 2005

/s/ DONALD V. FITES (Donald V. Fites)	Director	February 28, 2005

/s/ RICHARD V. GIORDANO (Richard V. Giordano)	Director	February 28, 2005

/s/ DAVID R. GOODE (David R. Goode)	Director	February 28, 2005

Signature	Title	Date

/s/ KAREN N. HORN (Karen N. Horn)	Director	February 28, 2005

/s/ M. DOUGLAS IVESTER (M. Douglas Ivester)	Director	February 28, 2005

/s/ WILLIAM R. JOHNSON (William R. Johnson)	Director	February 28, 2005

/s/ LOUIS W. SULLIVAN (Louis W. Sullivan)	Director	February 28, 2005

/s/ JAMES B. WILLIAMS (James B. Williams)	Director	February 28, 2005

/s/ JOHN D. ZEGLIS (John D. Zeglis)	Director	February 28, 2005

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS

FILED WITH THE ANNUAL REPORT

ON FORM 10-K FOR THE

YEAR ENDED JANUARY 1, 2005

Number	Description

10.13(xiv)	Ninth Amendment To Second Amended And Restated Receivables Purchase Agreements dated as of December 10, 2004, among G-P Receivables, Inc., as the Seller, Georgia-Pacific Corporation, as Collection Agent, Blue Ridge Asset Funding Corporation, CRC Funding, LLC, CAFCO, LLC, Gotham Funding Corporation, Citibank, N.A., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, Wachovia Bank, National Association, Citicorp North America, Inc., as administrative agent, Starbird Funding Corporation, BNP Paribas, acting through its New York Branch, Three Pillars Funding LLC and SunTrust Bank. (1)

12	Statements of Computation of Ratio of Earnings to Fixed Charges. (1)

21	Subsidiaries. (1)

23.1	Consent of Independent Public Accountants. (1)

23.2	Consent of National Economic Research Associates (NERA) (1)

23.3	Consent of Navigant Consulting (1)

31.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

31.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

32.1	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

32.2	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

99.1	Properties. (1)

*	Compensatory plan or arrangement.
(1)	Filed via EDGAR