Form 10-Q
period 2005-04-02
GEORGIA PACIFIC CORP
filed 2005-04-29
CIK 41077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of the close of business on April 25, 2005, Georgia-Pacific Corporation had 260,135,475 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	First Quarter
(In millions, except per share amounts)	2005	2004

Net sales	$4,615	$5,222
Costs and expenses:
Cost of sales	3,435	3,965
Selling and distribution	272	358
Depreciation, amortization and accretion	233	244
General and administrative	185	219
Other losses, net	21	26

Operating profit	469	410

Interest, net	155	197

Income from continuing operations before income taxes	314	213
Provision for income taxes	109	71

Income from continuing operations	205	142
Income from discontinued operations, net of taxes	—	5

Net income	$205	$147

Basic per share:
Income from continuing operations	$0.80	$0.56
Income from discontinued operations, net of taxes	—	0.02

Net income	$0.80	$0.58

Diluted per share:
Income from continuing operations	$0.78	$0.55
Income from discontinued operations, net of taxes	—	0.02

Net income	$0.78	$0.57

Shares (denominator):
Weighted average shares outstanding	257.8	253.5
Dilutive securities:
Options and other equity securities	6.5	3.9

Total assuming conversion	264.3	257.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	First Quarter
(In millions)	2005	2004

Cash flows from operating activities
Net income	$205	$147
Adjustments to reconcile net income to cash provided by (used for) operations (excluding the effect of dispositions):
Depreciation	224	247
Amortization of intangible assets, deferred charges and accretion	14	21
Stock compensation expense	3	35
Deferred income taxes	(27)	(46)
Other losses, net	21	26
Increase in receivables	(125)	(325)
Increase in inventories	(104)	(172)
(Decrease) increase in accounts payable	(137)	101
Change in other working capital	(102)	50
Change in taxes payable/receivable	111	—
Change in other assets and other long-term liabilities	(14)	(111)
Other, net	23	—

Cash provided by (used for) operations	92	(27)

Cash flows from investing activities
Property, plant and equipment investments	(141)	(109)
Net (cost) proceeds from sales of assets	(5)	7
Other	(5)	(8)

Cash used for investing activities	(151)	(110)

Cash flows from financing activities
Repayments of long-term debt	(970)	(1,304)
Additions to long-term debt	937	934
Fees paid to retire debt	(3)	(18)
Net change in bank overdrafts	7	(6)
Net increase in accounts receivable secured borrowings and short-term notes	110	570
Proceeds from option plan exercises	9	34
Cash dividends paid ($0.175 per share and $0.125 per share)	(45)	(32)
Other, net	(1)	—

Cash provided by financing activities	44	178

Effect of exchange rate changes on cash and equivalents	(13)	(13)

(Decrease) increase in cash	(28)	28
Balance at beginning of period	225	51

Balance at end of period	$197	$79

Supplemental disclosures of cash flow information:
Total interest cost, net — continuing operations	$156	$201
Interest capitalized	(1)	(4)

Interest expense, net — continuing operations	155	197
Interest expense, net — discontinued operations	—	3

Total interest expense, net	$155	$200

Interest paid	$162	$186

Income tax paid, net	$21	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(In millions, except shares and per share amounts)	April 2, 2005	January 1, 2005

ASSETS
Current assets
Cash and equivalents	$197	$225
Receivables, less allowances of $28 and $26, respectively	1,864	1,766
Inventories	1,640	1,548
Deferred income tax assets	27	28
Taxes receivable	—	56
Other current assets	335	324

Total current assets	4,063	3,947

Property, plant and equipment
Land, buildings, machinery and equipment, at cost	17,842	17,934
Accumulated depreciation	(9,586)	(9,529)

Property, plant and equipment, net	8,256	8,405

Goodwill, net	7,498	7,551

Intangible assets, net	682	701

Other assets	2,461	2,468

Total assets	$22,960	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Secured borrowings and other short-term notes	$678	$568
Current portion of long-term debt	339	57
Accounts payable	1,512	1,668
Accrued compensation	212	323
Taxes payable	56	—
Other current liabilities	1,017	1,000

Total current liabilities	3,814	3,616

Long-term debt, excluding current portion	7,752	8,070
Other long-term liabilities	3,659	3,692
Deferred income tax liabilities	1,439	1,469

Total liabilities	16,664	16,847

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Junior preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.80; 400,000,000 shares authorized; 258,311,000 and 256,992,000 shares issued and outstanding	206	205
Additional paid-in capital	3,628	3,610
Retained earnings	2,250	2,090
Long-term incentive plan deferred compensation	—	—
Accumulated other comprehensive income	212	320

Total shareholders’ equity	6,296	6,225

Total liabilities and shareholders’ equity	$22,960	$23,072

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	First Quarter
(In millions)	2005	2004

Net income	$205	$147
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(119)	(44)
Fair market value adjustments on derivatives	13	—
Unrealized loss on securities	(3)	—
Minimum pension liability adjustment	1	—

Comprehensive income	$97	$103

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

April 2, 2005

1.	PRINCIPLES OF PRESENTATION AND ACCOUNTING POLICIES. These consolidated financial statements include the accounts of Georgia-Pacific Corporation and subsidiaries. We prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. All significant intercompany balances and transactions were eliminated in consolidation.

Management is responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our audited financial statements for the fiscal year ended January 1, 2005 in our Form 10-K filed with the SEC on March 1, 2005.

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

In March 2005, we corrected our accounting for an insurance policy with a three-year term expiring in June of 2005. From 2002 through 2004, we had recorded all payments made under the policy as prepaid insurance which was amortized into expense. However, a portion of these payments are refundable based upon actual loss experience and, therefore, should have been recorded as a deposit rather than as an insurance expense. Losses covered by the deposit are to be expensed as incurred. We have concluded that the resulting overstatement of insurance expense during 2002 through 2004 is not material, either individually or in the aggregate, to our results of operations, to trends for those periods affected, or to a fair presentation of our financial statements. Accordingly, results for the prior periods have not been restated. Instead, we have reduced our insurance expense (cost of sales) and increased other current assets by $24 million to correct this error in the first quarter of 2005. We expect to receive a total cash refund of $30 million in the third quarter of 2005 assuming no significant losses occur under the policy.

We recorded net losses related to our equity method investments of $3 million and $6 million for the first quarters of 2005 and 2004, respectively. Minority interests in income of less than wholly-owned consolidated subsidiaries totaled $6 million for the first quarter of both 2005 and 2004. These amounts are included in cost of sales on our consolidated statements of operations.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $68 million and $103 million for the first quarter of 2005 and 2004, respectively.

Interest, net is interest expense of $176 million and $216 million, net of interest income of $21 million and $19 million, for the first quarter of 2005 and 2004, respectively, a majority of which is associated with the notes received in connection with our sale of a 60% controlling interest in Unisource in 2002 and sales of various timberlands in prior years.

Other Losses, net

The following amounts are included in Other losses, net

	First Quarter
(In millions)	2005	2004

Asset impairments	$2	$—
Early extinguishment of debt	4	26
Estimated loss on warehouse sublease	11	—
Loss on sale of assets	3	—
Other	1	—

Other losses, net	$21	$26

Stock-Based Compensation

Effective December 29, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based compensation and amends the disclosure provisions of SFAS No. 123. We utilized the prospective method in accordance with SFAS No. 148 and applied the expense recognition provisions of SFAS No. 123 to stock options awarded or modified in 2003 and thereafter. Prior to 2003, we accounted for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and disclosed the pro forma effects of the plans on net income and earnings per share as provided under SFAS No. 123. Had compensation cost for the options and other equity securities issued prior to 2003 been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:

	First Quarter
(In millions, except per share amounts)	2005	2004

Net income as reported	$205	$147
APB No. 25 stock-based employee compensation expense for 2002 awards	—	4
Less total stock-based employee compensation expense determined under the fair value based method, net of taxes	—	(1)

Pro forma net income	205	150

Stock based employee compensation cost, net of taxes, included in the determination of net income as reported	4	23

Basic net income per share:
As reported	0.80	0.58
Pro forma	0.80	0.59

Diluted net income per share:
As reported	0.78	0.57
Pro forma	0.78	0.58

Accounting Changes

In April 2005, the SEC adopted a new rule that changes the adoption dates of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123R; it only changes the dates for compliance with the standard. We plan to adopt SFAS No. 123R using the modified prospective method effective January 1, 2006 and do not believe that the adoption will have a material impact on our results of operations or financial position.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No.143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We plan to adopt FIN 47 at the end of our 2005 fiscal year and do not believe that the adoption will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act (“AJCA”) introduced a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for years 2005 and 2006, then is scheduled to increase to a 6% deduction for years 2007 through 2009, and finally, is fully phased-in as a 9% deduction beginning in year 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Effective in the first quarter of fiscal 2005, we qualified for this special tax deduction and considered it in determining our income tax provision for the quarter. This tax deduction resulted in an approximate 1% reduction in the federal statutory income tax rate applicable to the quarter.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We plan to adopt SFAS No. 151 at the beginning of our 2006 fiscal year and do not expect the adoption to have a material impact on our results of operations or financial position.

2.	EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option plans. The increase in dilutive securities during 2005 was due primarily to an increase in the number of shares potentially issuable under our performance awards. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

3.	DIVESTITURES.

Bellingham Tissue Operation

In January 2005, we completed the sale of our Bellingham, Washington, facility to the Bellingham Port Authority (the “Port”). In addition, we have an agreement with the Port to lease back the land associated with this facility. We received no cash, but the Port assumed substantially all of our environmental liabilities associated with the facility.

Building Products Distribution

On May 7, 2004, we completed the sale of our building products distribution segment. This business did not qualify for discontinued operations reporting and is included in the results from continuing operations in our 2004 results of operations.

Discontinued Operations

On May 7, 2004, we sold our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad. The results of operations associated with these businesses have been reported as discontinued operations in the accompanying consolidated statements of operations. Operating results of these discontinued operations are:

DISCONTINUED OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

First Quarter
(In millions)	2004

Net sales	$157
Costs and expenses:
Cost of sales	121
Selling and distribution	10
Depreciation, amortization and accretion	13
General and administrative	3
Interest, net	3

Total costs and expenses	150

Income from discontinued operations before income taxes	7
Provision for income taxes	2

Income from discontinued operations, net of taxes	$5

The interest expense allocated to the discontinued operations represents the interest associated with the debt that was assumed by the buyer and interest on debt that was required to be repaid as a result of the disposition.

4.	ASSET IMPAIRMENTS AND RESTRUCTURING.

In connection with the acquisition of Fort James Corporation (“Fort James”), in 2001 we recorded liabilities of $35 million primarily for lease and contract termination costs at administrative facilities that have been closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. These leases and contracts expire through 2012. The current remaining balance of the reserve for the lease agreements is approximately $12 million.

During the first quarter of 2005, we had asset impairments of approximately $2 million related to our Green Bay Broadway facility.

5.	INVENTORY VALUATION. Inventories are valued at the lower of cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (“LIFO”) method was used to determine the cost of approximately 66% and 60% of inventories at April, 2 2005 and January 1, 2005, respectively. The cost of other inventories, primarily inventories of foreign subsidiaries and supplies, generally are determined using the first-in, first-out method or weighted-average cost. The value of inventories as presented in our consolidated balance sheets, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. The major components of inventories were as follows:

(In millions)	April 2, 2005	January 1, 2005

Raw materials	$687	$685
Finished goods	836	743
Supplies	281	278
LIFO reserve	(164)	(158)

Total inventories	$1,640	$1,548

6.	GOODWILL AND INTANGIBLE ASSETS. We are required to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units with goodwill are: North America tissue, towel and napkin; Dixie; international consumer products; packaging; paper; lumber; gypsum and chemical.

The changes in the carrying amount of goodwill for the first three months of 2005 and 2004 by reportable segment were:

(In millions)	North America Consumer Products	International Consumer Products	Packaging	Building Products Manufacturing	Consolidated

Balance as of January 3, 2004	$5,831	$987	$630	$36	$7,484
Foreign currency translation	—	(19)	—	—	(19)

Balance as of April 3, 2004	$5,831	$968	$630	$36	$7,465

Balance as of January 1, 2005	$5,816	$1,067	$631	$37	$7,551
Tax related adjustments	(4)	—	—	—	(4)
Foreign currency translation	—	(49)	—	—	(49)

Balance as of April 2, 2005	$5,812	$1,018	$631	$37	$7,498

Intangible Assets

The following table sets forth information about intangible assets subject to amortization:

	As of April 2, 2005		As of January 1, 2005

(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$690	$67	$702	$64
Patents and other	138	79	139	76

Total	$828	$146	$841	$140

The aggregate amortization expense for the first quarter of both 2005 and 2004 was $8 million.

7.	ASSET RETIREMENT OBLIGATIONS. Our asset retirement obligations consist primarily of capping and closure and post-closure costs on certain landfills and quarry reclamation costs. We are legally required to perform capping and closure and post-closure care on such landfills and reclamation on the quarries. In accordance with SFAS No. 143, for each landfill and quarry we recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 25 years. We have additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when we know such information.

The following table describes changes to our asset retirement obligation liability:

	First Quarter
(In millions)	2005	2004

Asset retirement obligation at the beginning of the year	$50	$49
Accretion expense	1	1
Payments	—	(1)
Write-offs	(1)	—

Asset retirement obligation at the end of the first quarter	$50	$49

8.	DEBT. Our debt increased by $74 million to $8,769 million at April 2, 2005 from $8,695 million at January 1, 2005. This increase includes the effect of a reduction due to changes in foreign currency exchange rates of $3 million during this time period. For the three months ended April 2, 2005, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%.

As of April 2, 2005, we had $678 million outstanding under our $800 million accounts receivable secured borrowing program through G-P Receivables, Inc., our wholly-owned subsidiary. The total costs of the program for the first quarter of 2005 and 2004 were $5 million and $4 million, respectively.

During the first quarter of 2005, we repurchased and retired $25 million of our 9.375% senior notes due February 1, 2013. In conjunction with this transaction, we recorded a pretax charge of $4 million for premiums and to write off deferred debt issuance costs. This charge for the early extinguishment of debt was included in “Other losses, net” on the accompanying consolidated statements of operations.

During the first quarter of 2005, we exercised an early buyout option on capital leases with associated borrowings of $42 million due through February 15, 2010 and February 15, 2012. The payment for the early buyout will be made on or about February 15, 2006. Accordingly, we have reclassified the related borrowings as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of April 2, 2005.

On March 31, 2005, we elected to call $250 million of our 8.625% debentures due April 30, 2025. We expect to redeem these debentures on or about April 30, 2005. We have classified the related debt as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of April 2, 2005. In the second quarter of 2005, we expect to record a pretax charge of $13 million for call premiums and to write off deferred debt issuance costs.

Our $2.5 billion, five-year, senior unsecured credit facility, which includes a $500 million non-amortizing term loan, matures July 2, 2009. Amounts outstanding under this facility include the following:

(In millions)	April 2, 2005

Commitments:
Revolving Loans	$2,000
Term Loans	500

Credit facilities available	2,500

Amounts Outstanding:
Letters of Credit Agreements*	(579)
Senior Credit Facility due July 2009, average rate of 3.9%	(216)
Term Loans due July 2009, average rate of 4.2%	(500)

Total committed and outstanding	(1,295)

Total credit available	$1,205

*	Includes only Standby Letters of Credit supported by the Senior Credit Facility.

As of April 2, 2005, we had an additional $23 million in letters of credit outstanding from various financial institutions.

Approximately $109 million of our revenue bonds are supported by letters of credit that expire within one year. We have the ability and intent to refinance these revenue bonds on a long-term basis. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. During the first quarter of 2005, we entered into commodity swap agreements under our company-wide natural gas hedging program to reduce the risk inherent in fluctuating natural gas prices. These swap agreements are considered cash flow hedges of our natural gas purchases and differences paid and received under the swap agreements are recognized as adjustments to gas costs. These hedges are considered to be highly effective in offsetting the cash flows of our natural gas costs and, therefore, the changes in fair value are recorded in accumulated other comprehensive income. With each type of cash flow hedge, the settlement of the forecasted transaction will result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income.

At April 2, 2005, these contracts had a notional quantity of 12.9 million MMBtus of natural gas and the fair market value of such contracts was an asset of $21 million. As of April 2, 2005, $21 million of deferred gains on these hedges was included in accumulated other comprehensive income. Deferred gains or losses on these hedges will be reclassified into earnings during the next six months.

We have interest rate exchange agreements used to manage our interest rate risk. These interest rate exchange agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $500 million at April 2, 2005. These hedges are considered to be highly effective and no ineffectiveness was recorded during the first quarter of 2005. Changes in the fair value of these swaps and that of the related debt are recorded in “Interest, net” on the accompanying consolidated statements of operations, the net of which is zero. At April 2, 2005, the fair market value of such contracts was a liability of $15 million and was recorded in “Long-term debt, excluding current portion” on the accompanying consolidated balance sheets.

10.	RETIREMENT PLANS

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

Net periodic pension cost during the first quarters of 2005 and 2004 included the following components:

	First Quarter
(In millions)	2005	2004

Service cost of benefits earned	$36	$37
Interest cost on projected benefit obligation	63	63
Expected return on plan assets	(75)	(72)
Amortization of losses	10	8
Amortization of prior service cost	4	4
Contributions to multiemployer pension plans	2	3

Net periodic pension cost	$40	$43

The net periodic pension cost above includes approximately $1 million for the first three months of 2004, reported as discontinued operations.

In the first quarter of 2005, we recognized $40 million of pension expense. We anticipate recording an additional $121 million of pension expense during the remainder of 2005 for a total of $161 million.

In the first quarter of 2005, we made pension contributions of $20 million. We presently anticipate contributing an additional $173 million to fund our pension plans during the remainder of 2005 for a total of $193 million.

Health Care and Life Insurance Benefits

Net periodic postretirement benefit cost during the first quarters of 2005 and 2004 included the following components:

	First Quarter
(In millions)	2005	2004

Service cost of benefits earned	$1	$1
Interest cost on accumulated postretirement benefit obligation	9	10
Amortization of prior service credit	(4)	(4)
Amortization of unrecognized loss	2	1

Net periodic postretirement benefit cost	$8	$8

In the first quarter of 2005, we made contributions of $14 million for the payment of benefits. We presently anticipate contributing an additional $58 million for the payment of benefits from our retiree medical plans during the remainder of 2005 for a total of $72 million.

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

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 167 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which we are involved, we estimate that approximately 42% are being investigated, approximately 19% are being remediated and approximately 39% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we include appropriate amounts in the reserves.

Based on analyses of currently available information and previous experience with respect to the cleanup of hazardous substances, we believe it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or that could range, in the aggregate, up to approximately $135 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, assumptions least favorable to us among the range of reasonably possible outcomes were used. In estimating both our current reserve for environmental remediation and the possible range of additional costs, we have not assumed we will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution on a per-site basis.

Presented below is the activity in our environmental liability account for the first three months of 2005 and 2004.

	First Quarter
In millions	2005	2004

Beginning balance	$237	$237
Expense (income) included in earnings:
Related to previously existing matters	2	1
Related to new matters	—	—
Amounts related to divestiture:
Bellingham divestiture	(14)	—
Payments	(3)	(3)

Ending balance	$222	$235

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

We have spent approximately $35.2 million on the Kalamazoo River Superfund Site through April 2, 2005 broken down as follows: (in millions)

Site	Expenditures to date

River	$20.5
King Highway	9.6
A Site	2.1
Willow Blvd.	3.0

$35.2

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

We have spent approximately $39.4 million from 1995 to April 2, 2005 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an Administrative Order by Consent (“AOC”) to prepare the remedial design for OUs 3, 4 and 5. We are presently developing a work plan for the design effort and conducted pre-design sampling in OUs 3, 4 and 5 in the summer of 2004.

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

We completed an RI/FS and identified a preferred remedial alternative comprised of a combination of dredging, capping and habitat restoration with a total estimated cost of $23 million. In December 2004, we signed an agreement with the Bellingham Port Authority (the “Port”) to sell our Bellingham facilities to the Port and lease back certain of those facilities. Under this agreement, the Port assumed substantially all of our environmental liabilities associated with the facility and the Whatcom Waterway. The sale closed on January 20, 2005. Through that date we spent approximately $4 million on the Whatcom Waterway Site, all of which was charged to earnings.

OTHER

In February 2004, the United States EPA finalized two new maximum achievable control technology (MACT) requirements that establish new air emission limits for plywood and composite panel facilities (PCWP MACT) and for boilers at both wood products and pulp and paper facilities (Boiler MACT). Compliance with these standards will be required by mid-2007. We currently estimate compliance cost for the PCWP MACT standard at 40 plants to be approximately $80 million and compliance cost for the Boiler MACT to be approximately $50 million to install emission controls on 38 boilers at various manufacturing locations. The bulk of the capital spending will occur in 2005 and 2006 and will be funded from operating cash flows.

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

The following table presents information about the approximate number of our asbestos claims during the first three months of each of 2005 and 2004:

	First Quarter
	2005	2004

Claims Filed[1]	3,300	8,800
Claims Resolved[2]	2,400	9,300
Claims Unresolved at End of Period	60,600	63,800

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by us and each such claim represents a plaintiff who is pursuing an asbestos claim against us.
[2]	Claims resolved include asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, one of our wholly-owned subsidiaries, currently is defending approximately 810 asbestos premises liability claims.

From the commencement of this litigation through April 2, 2005, we either had settled, had dismissed or were in the process of settling a total of approximately 346,700 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $867 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

At the end of 2004, National Economic Research Associates (“NERA”), nationally recognized consultants in projecting asbestos liabilities, reviewed our asbestos indemnity payments and claims activity in 2004 and compared them to the forecast it prepared in 2002 of our total asbestos liabilities for 2003 through 2012 and subsequently extended in 2003 through 2013. Based on this review, NERA determined that our indemnity payments in 2004 were in line with the 2002 forecast. NERA concluded, as it did at the end of 2003, that the assumptions used in its 2002 forecast to estimate our future asbestos indemnity payments remained valid, and that no changes to the underlying forecast were necessary with respect to that portion of our total liability, other than extending it through 2014. NERA advised that there was a reasonable basis for estimating that $48 million should be added to our reserves to cover estimated indemnity payments in 2014 so that our total reserves cover the next ten years. We also worked with NERA to develop a revised projection of defense costs based on our historical defense spending. At the end of 2004, we added, with NERA’s concurrence, $109 million to our overall asbestos reserve for defense costs through 2014.

In 2004, as in prior years, and with advice from legal counsel and Navigant Consulting, nationally recognized consultants in insurance, we reviewed our existing insurance policies, analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and our advisors considered appropriate to ascertain the amount of probable insurance recoveries from our insurers for our present and future asbestos liabilities. Assumptions were made about self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, the resolution of allocation issues among various layers of insurers, as well as insolvencies of certain of our insurance carriers and the continued solvency of our other insurers. Based on this analysis, Navigant Consulting projected our expected insurance recoveries for asbestos liabilities and costs over the period through 2014. In the fourth quarter of 2004, we reduced our insurance receivable by $2 million to reflect the insolvencies of two small insurers, largely offset by a settlement with another insurer that was more favorable than expected.

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

We currently maintain a reserve to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2014, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers and other changes to our expected insurance receivables for the first quarter of each of 2005 and 2004:

	First Quarter
(In millions)	2005	2004

Asbestos Liabilities
Beginning Balance	$984	$1,027
Accruals	—	—
Payments	(36)	(47)

Ending Balance	$948	$980

Insurance Receivable
Beginning Balance	$525	$576
Accruals	—	—
Receipts	(4)	(11)

Ending Balance	$521	$565

The amounts accrued for asbestos liabilities are recorded under “Other current liabilities” and “Other long-term liabilities,” and the amounts accrued for insurance receivables are reflected under “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

During the first quarter of 2005, the number of new asbestos claims filed against us declined sharply from the same period in 2004, due in part to the effect of tort reform legislation enacted in Mississippi and Texas and recent decisions of the Mississippi Supreme Court relating to venue and jurisdiction. Our indemnity payments to settle pending asbestos cases were below our projections for the first quarter of 2005 and down from the same period of 2004. Our defense costs during the first quarter of 2005 were approximately equal to our projections for the period and to the same period of 2004. We expect our indemnity payments and defense costs to increase slightly during the remainder of 2005, but at present expect indemnity payments and defense costs for all of 2005 to be below comparable levels during 2004.

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

In March 2000, CP and CV filed for bankruptcy. Various creditors have alleged that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of these assets therefore was a fraudulent conveyance. In April 2001, Fort James filed suit against CP and CV in Federal Bankruptcy Court in Oakland, California seeking a declaratory judgment that the transactions did not involve any fraudulent conveyance and that other parties and actions were the cause of the bankruptcy of CV and CP. In September 2001, CV filed suit in Federal District Court in San Francisco against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Early in July 2004 that court dismissed a number of these claims, and continued proceedings with respect to two remaining claims. The court had earlier lifted an injunction imposed by the Federal Bankruptcy Court in Oakland which prevented us from proceeding with an action we filed in Delaware that asserts that in a 1998 agreement CV and CP released all claims against Fort James. CV and CP have appealed these rulings. Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously. Accordingly, no amounts have been accrued for a liability in this matter.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to us, but simply serve to protect the buyer from potential liability associated with our obligations existing at the time of the sale. As with any liability, we have previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of the indemnities, which result from significant asset sales and divestures in recent years.

We do not believe that any amounts that we may be required to pay under the indemnities set forth in the agreements relating to recent divestitures will be material to our results of operations, financial position, or liquidity. In the case of each divestiture, we believe that there is a remote likelihood that we will be required to pay any material amounts under any of the indemnity provisions. As a result, we have estimated that the fair value of these indemnities at the date of the closing of the related transaction is minimal and, accordingly, no amounts have been recorded. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, we will accrue a liability when future payment is probable and the amount is reasonably estimable.

There have been no material changes to our indemnifications during the first quarter of 2005. A complete discussion of our indemnifications is detailed in Note 17 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2005.

12.	CONDENSED CONSOLIDATING INFORMATION Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guaranteed our $500 million and $1.5 billion senior notes offerings, which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company, a subsidiary of Fort James, also guarantees these senior notes and the securities issued by Fort James. Similarly, certain of our domestic subsidiaries guarantee our Senior Credit Facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

Included in other non-guarantor subsidiaries is our wholly-owned subsidiary, G-P Receivables Inc. (“G-P Receivables”), which is a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold, as more fully described in Note 8. G-P Receivables bought these receivables at a significant discount during the first three months of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $286 million, and Georgia-Pacific Corporation, Fort James Corporation, and other non-guarantor subsidiaries recognizing a corresponding charge to general and administrative expense of $256 million, $4 million and $26 million, respectively. At the end of the second quarter of 2004, the transfer agreement between G-P Receivables and our participating domestic subsidiaries was amended whereby the discount factor was substantially reduced for all future purchases. As a result, the credit to general and administrative expenses recognized by G-P Receivables was significantly less in the first quarter of 2005.

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

CONSOLIDATING STATEMENTS OF INCOME

FIRST QUARTER 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$2,183	$—	$1,278	$564	$1,132	$(542)	$4,615

Costs and expenses
Cost of sales	1,717	—	933	410	917	(542)	3,435
Selling and distribution	74	—	118	48	32	—	272
Depreciation, amortization and accretion	65	—	94	34	40	—	233
General and administrative	119	—	39	27	—	—	185
Other (income) losses, including equity income in affiliates	(126)	(73)	3	—	1	216	21

Operating profit (loss)	334	73	91	45	142	(216)	469

Interest expense, net	101	3	88	(65)	28	—	155
Income (loss) from continuing operations before income taxes	233	70	3	110	114	(216)	314
Provision (benefit) for income taxes	28	(1)	8	32	42	—	109

Income (loss) from continuing operations	205	71	(5)	78	72	(216)	205
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—

Net income (loss)	$205	$71	$(5)	$78	$72	$(216)	$205

CONSOLIDATING STATEMENTS OF INCOME FIRST QUARTER 2004
In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$3,021	$—	$1,141	$578	$1,084	$(602)	$5,222

Costs and expenses
Cost of sales	2,399	—	846	393	930	(603)	3,965
Selling and distribution	159	—	125	46	28	—	358
Depreciation, amortization and accretion	77	—	90	36	41	—	244
General and administrative	392	—	43	30	(246)	—	219
Other losses (income), including equity income in affiliates	(226)	(59)	1	(1)	1	310	26

Operating profit (loss)	220	59	36	74	330	(309)	410

Interest expense, net	131	9	96	(61)	22	—	197
Income (loss) from continuing operations before income taxes	89	50	(60)	135	308	(309)	213
Provision (benefit) for income taxes	(56)	(3)	(22)	38	114	—	71

Income (loss) from continuing operations	145	53	(38)	97	194	(309)	142
(Loss) income from discontinued operations, net of taxes	2	—	—	—	4	(1)	5

Net income (loss)	$147	$53	$(38)	$97	$198	$(310)	$147

CONSOLIDATING STATEMENTS OF CASH FLOWS

FIRST THREE MONTHS 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$49	$15	$17	$58	$(47)	$—	$92

Cash flows from investing activities:
Property, plant and equipment investments	(65)	—	(42)	(20)	(14)	—	(141)
Acquisitions	—	—	—	—	—	—	—
Net proceeds (cost) from sales of assets	1	—	—	—	(6)	—	(5)
Other	1	—	—	(6)	—	—	(5)

Cash used for investing activities	(63)	—	(42)	(26)	(20)	—	(151)

Cash flows from financing activities:
Net (decrease) increase in debt	(11)	1	(7)	(8)	108	—	83
Net change in intercompany payable/invested equity	54	(16)	33	(27)	(44)	—	—
Fees paid to issue debt	—	—	—	—	—	—	—
Fees paid to retire debt	(3)	—	—	—	—	—	(3)
Proceeds from option plan exercises	9	—	—	—	—	—	9
Cash dividends paid	(45)	—	—	—	—	—	(45)

Cash provided by (used for) financing activities	4	(15)	26	(35)	64	—	44

Effect of exchange rate changes on cash and equivalents	—	—	—	(13)	—	—	(13)

(Decrease) increase in cash	(10)	—	1	(16)	(3)	—	(28)
Balance at beginning of period	18	—	—	188	19	—	225

Balance at end of period	$8	$—	$1	$172	$16	$—	$197

CONSOLIDATING STATEMENTS OF CASH FLOWS

FIRST THREE MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$(157)	$(1)	$27	$136	$(32)	$—	$(27)

Cash flows from investing activities:
Property, plant and equipment investments	(46)	—	(34)	(11)	(18)	—	(109)
Acquisitions	—	—	—	—	—	—	—
Net proceeds from sales of assets	5	—	1	1	—	—	7
Other	(2)	—	—	(3)	(3)	—	(8)

Cash (used for) investing activities	(43)	—	(33)	(13)	(21)	—	(110)

Cash flows from financing activities:
Net (decrease) increase in debt	62	5	(16)	(23)	166	—	194
Net change in intercompany payable/invested equity	152	(4)	22	(51)	(119)	—	—
Fees paid to issue debt	(18)	—	—	—	—	—	(18)
Proceeds from option plan exercises	34	—	—	—	—	—	34
Cash dividends paid	(32)	—	—	—	—	—	(32)

Cash provided by (used for) financing activities	198	1	6	(74)	47	—	178

Effect of exchange rate changes on cash and equivalents	—	—	—	(13)	—	—	(13)

(Decrease) increase in cash	(2)	—	—	36	(6)	—	28
Balance at beginning of period	1	—	1	25	24	—	51

Balance at end of period	$(1)	$—	$1	$61	$18	$—	$79

CONSOLIDATING BALANCE SHEETS

AS OF APRIL 2, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and equivalents	$8	$—	$1	$172	$16	$—	$197
Receivables, less allowances	13	—	—	557	1,294	—	1,864
Inventories	591	—	523	291	235	—	1,640
Deferred income tax assets	57	—	(26)	1	(5)	—	27
Intercompany interest receivable	662	4	—	21	94	(781)	—
Other current assets	139	—	60	56	112	(32)	335

Total current assets	1,470	4	558	1,098	1,746	(813)	4,063

Total property, plant and equipment, net	2,680	—	3,020	1,213	1,343	—	8,256

Goodwill, net	491	—	5,806	1,025	176	—	7,498

Intercompany note receivable	2,379	1,545	—	3,977	236	(8,137)	—

Other assets	10,447	9,763	1,245	304	928	(19,544)	3,143

Total assets	$17,467	$11,312	$10,629	$7,617	$4,429	$(28,494)	$22,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$274	$—	$54	$11	$678	$—	$1,017
Accounts payable	579	—	187	499	247	—	1,512
Intercompany interest payable	93	296	6	—	385	(780)	—
Other current liabilities	840	5	176	135	162	(33)	1,285

Total current liabilities	1,786	301	423	645	1,472	(813)	3,814

Long-term debt, excluding current portion	7,009	419	168	50	106	—	7,752

Other long-term liabilities	2,174	—	540	164	871	(90)	3,659

Deferred income tax liabilities	(34)	(8)	819	180	482	—	1,439

Intercompany note payable	236	932	4,727	80	2,161	(8,136)	—

Shareholders’/invested equity	6,296	9,668	3,952	6,498	(663)	(19,455)	6,296

Total liabilities and shareholders’ equity	$17,467	$11,312	$10,629	$7,617	$4,429	$(28,494)	$22,960

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 1, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiary	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and equivalents	$18	$—	$—	$188	$19	$—	$225
Receivables, less allowances	16	—	—	574	1,176	—	1,766
Inventories	489	—	515	298	246	—	1,548
Deferred income tax assets	58	—	(26)	1	(5)	—	28
Intercompany interest receivable	626	7	—	10	91	(734)	—
Other current assets	238	—	17	53	83	(11)	380

Total current assets	1,445	7	506	1,124	1,610	(745)	3,947

Total property, plant and equipment, net	2,661	—	3,070	1,277	1,397	—	8,405

Goodwill, net	491	—	5,810	1,073	177	—	7,551

Intercompany note receivable	2,302	1,547	—	3,990	236	(8,075)	—

Other assets	10,603	9,817	1,256	320	928	(19,755)	3,169

Total assets	$17,502	$11,371	$10,642	$7,784	$4,348	$(28,575)	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$30	$—	$15	$12	$568	$—	$625
Accounts payable	616	—	206	555	291	—	1,668
Intercompany interest payable	91	279	8	—	355	(733)	—
Other current liabilities	882	8	172	127	143	(9)	1,323

Total current liabilities	1,619	287	401	694	1,357	(742)	3,616

Long-term debt, excluding current portion	7,275	418	212	59	106	—	8,070

Other long-term liabilities	2,198	—	540	174	874	(94)	3,692

Deferred income tax liabilities	(51)	(8)	837	194	497	—	1,469

Intercompany note payable	236	934	4,727	83	2,095	(8,075)	—

Shareholders’/invested equity	6,225	9,740	3,925	6,580	(581)	(19,664)	6,225

Total liabilities and shareholders’ equity	$17,502	$11,371	$10,642	$7,784	$4,348	$(28,575)	$23,072

13.	OPERATING SEGMENT INFORMATION. We have six reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products manufacturing, and building products distribution, which was sold in May of 2004. The following represents selected operating data for each reportable segment for the first quarters of 2005 and 2004.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Quarter 2005		First Quarter 2004

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products	$1,460	32%	$1,341	26%
International consumer products	526	11	542	10
Packaging	730	16	649	13
Bleached pulp and paper	423	9	387	7
Building products manufacturing	1,474	32	1,039	20
Building products distribution	—	—	1,261	24
Other	2	—	3	—

Total net sales to unaffiliated customers	$4,615	100%	$5,222	100%

INTERSEGMENT SALES
North America consumer products	$—		$1
International consumer products	—		—
Packaging	30		26
Bleached pulp and paper	151		145
Building products manufacturing	197		613
Building products distribution	—		3
Other[1]	(378)		(788)

Total intersegment sales	$—		$—

TOTAL NET SALES
North America consumer products	$1,460	32%	$1,342	26%
International consumer products	526	11	542	10
Packaging	760	17	675	13
Bleached pulp and paper	574	12	532	10
Building products manufacturing	1,671	36	1,652	32
Building products distribution	—	—	1,264	24
Other[1]	(376)	(8)	(785)	(15)

Total net sales	$4,615	100%	$5,222	100%

[1]	Includes elimination of intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Quarter 2005		First Quarter 2004

OPERATING PROFITS (LOSSES)
North America consumer products	$210	45%	$122	30%
International consumer products	42	9	58	14
Packaging	75	16	45	11
Bleached pulp and paper[1]	7	1	(20)	(5)
Building products manufacturing	204	44	263	64
Building products distribution	—	—	58	14
Other[2]	(69)	(15)	(116)	(28)

Total operating profits	469	100%	410	100%

Interest expense	(155)		(197)

Income from continuing operations before income taxes	314		213
Provision for income taxes	(109)		(71)

Income from continuing operations	205		142
Income from discontinued operations, net of taxes	—		5

Net income	$205		$147

[1]	Amounts in 2005 and 2004 include operating losses of $6 million and $8 million, respectively, from our 38.85% minority interest in Unisource.
[2]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading manufacturers and marketers of tissue, packaging, paper, building products, and related chemicals. We employ approximately 55,000 people at more than 300 locations in North and South America and Europe. Our operations break down into four principal businesses:

•	Consumer Products. Our consumer products business is the world’s second largest manufacturer of retail and commercial tissue products. We rank first in North America and are a leading manufacturer in Europe. We also manufacture and market our Dixie® line of disposable tabletop products such as cups, plates, and cutlery for sale throughout North America;

•	Building Products. We are a leading producer of building products in the United States, with a portfolio of traditional and technologically advanced products, such as our leading moisture and mildew-resistant exterior sheathing, DensGlass Gold ®, and our Plytanium ® structural wood panels;

•	Packaging. We believe our packaging business, which is built around some of the lowest cost containerboard mills in the United States, yields us the highest return on assets and sales in this industry; and

•	Paper. Our office paper brands are sold through retailers throughout the United States. We are the largest supplier of office paper to the warehouse club and mass retailer channels, and the fifth-largest office paper producer in North America.

Our strategy is to improve our portfolio of businesses by investing in businesses that are high value-added and that position us closer to consumers, and by divesting or exiting non-strategic businesses. A key component of that strategy is improving our bath tissue, paper towel and napkin business, which we refer to as our tissue business. We believe that our acquisition of Fort James Corporation in late 2000 directly facilitated that strategy. In our other paper and forest products businesses, we are focused on maximizing cash returns by differentiating our products and partnering with our customers to improve supply chain efficiencies.

A number of factors can affect our businesses, including the effectiveness of our operating initiatives, our relationship with several significant customers, changes in global and local business and economic conditions, inflationary cost pressures for raw materials and energy costs, our debt and liquidity and uncertainty about our asbestos liabilities. These and other risks are noted in the section entitled “Factors That May Affect Future Results” at the end of this discussion and analysis. For further information regarding our asbestos litigation, see Note 11 of the Notes to Consolidated Financial Statements, which information is incorporated herein by this reference.

OVERVIEW OF FIRST QUARTER 2005 RESULTS

Cash flow and liquidity continue to be strong.

•	Cash flow from operations was $92 million.

•	Debt was $8,769 million at April 2, 2005.

Net sales were up in each of our U.S. operating segments.

•	After adjusting for the sale of our building products distribution segment, net sales increased by $276 million, or 6%, over first quarter 2004.

•	Average sales prices for our major U.S. product lines excluding structural panels were higher in the first quarter of 2005 compared to the same period in 2004, due primarily to price increases realized in the second half of 2004.

Third Party Sales by Principal Business

Operating profit and income from continuing operations increased.

•	Operating profit increased from $410 million to $469 million, an increase of 14%.

•	Income from continuing operations increased from $142 million to $205 million, an increase of 44%.

•	The first quarter of 2005 operating results included a credit of $24 million related to the reversal of prior period insurance charges, as well as $25 million of charges related to asset and lease impairments and an early debt extinguishment.

•	Raw materials and energy inflation increased our operating costs approximately $130 million during the first quarter of 2005 compared to the same period in 2004.

The following chart shows the change in operating profit by segment.

Note: In May 2004 we sold our Building Products Distribution business.

RESULTS OF OPERATIONS AND RELATED INFORMATION

In this section, we discuss and analyze our first quarter 2005 net sales, operating profit and other information relevant to an understanding of our first quarter 2005 results of operations. In this discussion and analysis, we compare our first quarter 2005 results with first quarter 2004 results.

Analysis of Net Sales By Business Segment—First Quarter Ended April 2, 2005

	First Quarter		Change in Net Sales		Distribution of Change in Net Sales

In millions	2005	2004	Total		Price/Mix	Volume	Other

Net sales:
North America consumer products	$1,460	$1,342	$118	9%	9%	—	—
International consumer products	526	542	(16)	(3)	(4)	(3)%	4%
Packaging	760	675	85	13	15	(2)	—
Bleached pulp and paper	574	532	42	8	8	—	—
Building products manufacturing	1,671	1,652	19	1	4	(3)	—
Building products distribution(1)	—	1,264	(1,264)	(100)	—	—	(100)
Other(2)	(376)	(785)	409	52	—	—	52

Total net sales	$4,615	$5,222	$(607)	(12)%	6%	(2)%	(16)%

(1)	Represents first quarter sales from the building products distribution segment prior to its sale on May 7, 2004.
(2)	Includes the elimination of intersegment sales.

Consolidated net sales were lower in 2005 compared to 2004. Excluding net sales by the building products distribution segment and treating our intrasegment sales to this segment as outside sales, consolidated net sales for the first quarter of 2005 from our ongoing operations increased approximately 6% compared to the same period in 2004.

North America Consumer Products

•	The increase in net sales was primarily the result of higher pricing achieved during 2004 for retail tissue, and during 2004 and the first quarter of 2005 for commercial tissue and Dixie products. Although volumes for the segment were flat, we did experience higher volumes for our retail tissue products offset by lower volumes for our commercial tissue and Dixie products as we implemented first quarter price increases.

International Consumer Products

•	The decrease in net sales was a result of the competitive market conditions in most countries, which caused a decrease in our sales volumes and put downward pressure on selling prices in local currencies. This was somewhat offset by a weaker U.S. dollar relative to the Euro, which benefited reported net sales by approximately $22 million.

Packaging

•	The increase in net sales was a result of higher pricing achieved in the second half of 2004 for all products, offset somewhat by lower sales volumes.

Bleached Pulp and Paper

•	The increase in net sales was due to pricing increases implemented in the second half of 2004 across all business lines. Overall sales volumes were flat, which included slight increases in bleached board products offset by decreases in communication and kraft papers.

Building Products Manufacturing

•	The increase in net sales was due to higher average selling prices for lumber, industrial wood panels, gypsum and chemical products offset by lower prices of our structural panel products. Although overall segment volumes were flat, we did experience higher volumes for our lumber and gypsum products offset by lower volumes from our structural panel products.

•	Net sales for the first quarter of 2004 also included approximately $18 million in sales from four hardwood lumber mills, which were sold during 2004.

Analysis of Operating Profit (Loss) By Business Segment—First Quarter Ended April 2, 2005

	First Quarter

In millions	2005	2004	Change		Distribution of change in Operating Profit/Loss

			Total		Price/Mix	Volume	Raw Materials & Energy	Other

Operating profit (loss):
North America consumer products	$210	$122	$88	72%	97%	(1)%	(29)%	5%
International consumer products	42	58	(16)	(28)	(28)	(16)	(15)	31
Packaging	75	45	30	67	138	(11)	(29)	(31)
Bleached pulp and paper	7	(20)	27	135	220	(5)	(65)	(15)
Building products manufacturing	204	263	(59)	(22)	13	(2)	(22)	(11)
Building products distribution	—	58	(58)	(100)	—	—	—	(100)
Other	(69)	(116)	47	41	—	—	—	41

Total operating profit	$469	$410	$59	14%	59%	(5)%	(31)%	(8)%

North America Consumer Products

•	The increase in operating profit was primarily driven by improved pricing across all channels for retail and commercial tissue and Dixie products, combined with lower advertising and promotion costs due to the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue in 2004. These improvements were partially offset by cost inflation for waste paper, resin and natural gas as well as higher distribution costs. Shipments were relatively flat in 2005, as market conditions were competitive in all businesses.

•	Included in first quarter 2005 and 2004 results were charges of $7 million and $2 million, respectively, for employee termination costs and asset impairments at our Green Bay Broadway facility.

International Consumer Products

•	The decrease in segment operating profit resulted primarily from lower volumes, lower prices in local currencies and higher costs for raw materials and energy. This was offset somewhat by efforts to reduce selling and other manufacturing costs. Operating profit for 2005 also included a $2 million positive impact from a weaker U.S. dollar against the functional currencies of the businesses in the segment.

•	Included in the 2005 results is a credit of $3 million which represents the segment’s portion of the reversal of prior period insurance charges, further described in Note 1. Included in the 2004 results is a $4 million credit related to the reversal of accrued severance costs in our U.K. operations.

Packaging

•	The increase in operating profit was due to price increases achieved for all products in the second half of 2004, offset by lower volumes and higher secondary fiber costs and energy costs.

Bleached Pulp and Paper

•	The increase in operating profit was due to higher average selling prices achieved in the second half of 2004 along with cost reduction in manufacturing and administrative areas. This was partially offset by lower volumes and higher costs for raw materials and energy. Losses related to our minority interest in Unisource were $6 million for the first quarter of 2005, compared to $8 million for the same period of 2004.

•	First quarter 2005 results included a loss of $11 million related to a sublease of a warehouse vacated by Unisource in the first quarter of 2005.

Building Products Manufacturing

•	The decrease in operating profit resulted from higher raw materials and energy costs and lower volumes and prices for our structural panel products. This was offset slightly by higher average selling prices for lumber, industrial wood panels, gypsum and chemical products.

•	Operating profit for 2004 included severance costs of $2 million related to the closing of certain plants.

Building Products Distribution

•	This segment was sold on May 7, 2004.

Other

•	Other includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

•	The results for the first quarters of 2005 and 2004 included charges of $4 million and $26 million, respectively, for the early extinguishment of debt.

•	The results for the first quarter of 2005 includes a reversal of prior period insurance charges of $24 million described further in Note 1, $21 million of which was recorded in the Other segment. We expect to receive a total cash refund of $30 million in the third quarter of the 2005 assuming no significant losses occur under the policy.

•	During the first quarter 2005, stock-based compensation expense was $30 million lower due to lower stock prices as well as to the recognition of expense related to 2002 performance awards earned and recorded in 2004. This was offset by approximately $26 million higher costs in 2005 related to foreign currency translations and a favorable workers compensation experience adjustment in 2004.

Consolidated Statement of Operations Discussion:

Interest:

•	Interest expense, net, in the first quarter of 2005 decreased $42 million compared to the first quarter of 2004 principally as a result of lower debt levels, offset somewhat by higher average interest rates. Debt was approximately $2.1 billion lower during the first quarter of 2005 compared to the same period of 2004. Interest expense allocated to discontinued operations was $3 million in 2004.

Income Tax:

•	The effective income tax rate for the first quarter of 2005 was higher than the rate for the first quarter of 2004 due to an increase in the proportion of domestic pre-tax income to international pre-tax income (which is subject to relatively lower tax rates) and an increase in state income tax expense, partially offset by the impact of the tax deduction for qualified production activities described in Note 1.

LIQUIDITY AND CAPITAL RESOURCES

We believe it is important to manage our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure that we can meet our financial obligations and finance capital spending and attractive business opportunities. We continuously review the appropriate level of debt to employ in our capital structure, targeting solid investment grade metrics. Historically, we set coverage and leverage targets based on our ability to generate cash under various business scenarios. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Currently, approximately 76% of our aggregate debt is at fixed rates. Following the early redemption of $250 million of our 8.625% debentures due April 30, 2025, we expect to have approximately 74% of our aggregate debt at fixed rates.

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

OPERATING ACTIVITIES. For the first three months of 2005 we generated cash from operations of $92 million. Working capital increased approximately $340 million during the first quarter, reflecting seasonal growth, incentive payments from 2004 and an increase in taxes payable. Taxes paid declined by $105 million versus the same period in 2004. During the first quarter of 2004 we used cash of $27 million, primarily related to higher tax payments and working capital growth in our building products distribution business prior to its sale.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the first quarter of 2005 were $141 million, compared to $109 million in 2004. Our capital spending for 2005 is expected to be approximately $820 million and will be funded primarily by cash flows from operations. This includes a new oriented strand board facility in Hosford, Florida, which is expected to begin operating in the second quarter of 2005. Other major projects for 2005 include the installation of a boiler and a turbine generator at our Port Hudson, Louisiana facility and the installation of wastewater treatment equipment at our Palatka, Florida facility. The following chart shows our capital expenditures by business operating segment.

In February 2004, the United States EPA finalized two new maximum achievable control technology (MACT) requirements that establish new air emission limits for plywood and composite panel facilities (PCWP MACT) and for boilers at both wood products and pulp and paper facilities (Boiler MACT). Compliance with these standards will be required by mid-2007. We currently estimate compliance cost for the PCWP MACT standard at 40 plants to be approximately $80 million, and compliance cost for the Boiler MACT to be approximately $50 million to install emission controls on 38 boilers at various manufacturing locations. The bulk of the capital spending will occur in 2005 and 2006 and will be funded from operating cash flows.

In January 2005, we completed the sale of our Bellingham, Washington facility to the Bellingham Port Authority (the “Port”) for no consideration other than the Port’s assumption of substantially all environmental liabilities associated with the facility site. We incurred cash expenditures of approximately $6 million related to the sale.

FINANCING ACTIVITIES. Our debt increased by $74 million to $8,769 million at April 2, 2005 from $8,695 million at January 1, 2005. This increase includes the effect of a reduction due to changes in foreign currency exchange rates of $3 million. For the first quarter of 2005, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%. The following table details changes in our short and long-term debt balances during the first quarter of 2005:

(in millions)	Short-term debt	Long-term debt(1)	Total

Beginning balances:	$568	$8,127	$8,695

Repayments	(137)	(44)	(181)
Borrowings	247	—	247
Net change in revolving loans (2)	—	11	11
Other:
Effect of foreign currency exchange rates	—	(3)	(3)

Ending balances	$678	$8,091	$8,769

(1)	Includes current portion of long-term debt of $339 million.
(2)	Net change includes repayments and re-borrowings of our Senior Credit Facility of $926 million and $937 million, respectively.

For a detailed discussion of our current year activity, refer to Note 8.

Our borrowing arrangements contain a number of financial and non-financial covenants. In addition, certain agreements contain cross-default provisions. Our continued compliance with these covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us. As of April 2, 2005 we were in compliance with all of our debt covenants.

As of April 2, 2005, we had $678 million outstanding under our $800 million accounts receivable secured borrowing program through G-P Receivables, Inc., our wholly owned-subsidiary. The total cost of the program for the first quarter of 2005 and 2004 were $5 million and $4 million, respectively.

During the first quarter of 2005, we repurchased and retired $25 million of our 9.375% senior notes due February 1, 2013. In conjunction with this transaction, we recorded a pretax charge of $4 million for premiums and to write off deferred debt issuance costs during the first quarter of 2005. This charge for the early extinguishment of debt was included in “Other losses, net” on the accompanying consolidated statements of operations.

During the first quarter of 2005, we exercised an early buyout option on capital leases with associated borrowings of $42 million due through February 15, 2010 and February 15, 2012. The payment for the early buyout will be made on or about February 15, 2006. We have reclassified the related borrowings as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of April 2, 2005.

On March 31, 2005, we elected to call $250 million of our 8.625% debentures due April 30, 2025. We expect to redeem these debentures on or about April 30, 2005. We have classified the related debt as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of April 2, 2005. In the second quarter of 2005, we expect to record a pretax charge of $13 million for call premiums and to write off deferred debt issuance costs.

We have interest rate exchange agreements that effectively converted $500 million of fixed-rate obligations to floating-rate obligations. For the three months ended April 2, 2005, these agreements decreased interest expense by $2 million. The agreements had a weighted-average maturity of approximately four years at April 2, 2005. The estimated fair value of these agreements at April 2, 2005 was a $15 million liability, which is offset by an adjustment to the fair value of our debt of $15 million.

Our $2.5 billion, five-year, senior unsecured credit facility which includes a $500 million non-amortizing term loan matures July 2, 2009. Amounts outstanding under this facility include the following:

In millions	April 2, 2005

Commitments:
Revolving loans	$2,000
Term loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letter of credit agreements(1)	(579)
Revolving loans due July 2009, average rate of 3.9%	(216)
Term loans due July 2009, average rate of 4.2%	(500)

Total committed and outstanding	(1,295)

Total credit available	$1,205

(1)	Includes only Standby Letters of Credit supported by the Senior Credit Facility.

As of April 2, 2005, we had an additional $23 million in letters of credit outstanding from various financial institutions.

As of April 2, 2005, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first three months of 2005 and 2004, we paid dividends totaling $45 million and $32 million, respectively. On February 3, 2005, we announced that our Board of Directors increased our quarterly cash dividend by 40 percent to 17.5 cents per share from 12.5 cents per share. The increased dividend is equal to an annual rate of 70 cents per share compared with the previous annual rate of 50 cents per share.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Unisource:

We own a 38.85% interest in Unisource, which continues to be a customer with sales to it totaling $68 million and $70 million in the first quarters of 2005 and 2004, respectively. We have the following continuing relationships with Unisource:

•	Two payment-in-kind notes receivable with face amounts of $70 million and $100 million and a book value of approximately $140 million at April 2, 2005,

•	A sublease receivable with a balance of $140 million at April 2, 2005,

•	A $100 million subordinated secured loan available to Unisource with no amounts outstanding at April 2, 2005.

GA-MET:

Our joint venture GA-MET owns and operates our main office building in Atlanta, Georgia. At April 2, 2005, GA-MET had an outstanding mortgage loan payable in the amount of $121 million. In the event of foreclosure, each partner has severally guaranteed payment on one-half of any shortfall of collateral value to the outstanding secured indebtedness.

Critical Accounting Estimates

In applying our accounting policies, we are often required to make certain assumptions about matters that are uncertain at the time. In some instances, our use of different assumptions might have resulted in different accounting estimates that could have had a material impact on the presentation of our financial condition or results of operations. Although many of our accounting policies require us to make assumptions, the accounting policies which we believe involve our most critical accounting estimates are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2005. We have reviewed these accounting policies and related estimates with the Audit Committee of our Board of Directors and our external auditors and have not made any changes in estimates or assumptions that have had a significant effect on the previously or currently reported amounts.

See Note 1 of the Notes to Consolidated Financial Statements for information on accounting standards changes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Some of the matters discussed in this Form 10-Q concerning, among other things, our business outlook, anticipated financial and operating results, strategies and contingencies, constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events. There can be no assurance that these events will occur or that our results will be as estimated. In some cases, the forward-looking statements contained in this Form 10-Q can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” or “estimates,” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information known today and speak only as of the date of the filing of this Form 10-Q. Moreover, in the future, we, through our senior management team, may make additional or different forward-looking statements about the matters described in this Form 10-Q. We undertake no obligation to publicly revise any of these forward-looking statements to reflect changes in the facts or information on which they are based or any events or circumstances occurring after the date hereof. Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Form 10-Q, and in our other SEC filings, including those described in our Form 10-K for the fiscal year ended January 1, 2005 and incorporated herein by this reference. Events that could cause actual results to differ materially from our forward-looking statements include the following: the continued realization of announced price increases for many of our products; continued strength in new home building and home renovation; the effect of general economic conditions on the demand for consumer products, building products, and pulp and paper; the corresponding level of demand for and cost of wood fiber, wastepaper, energy and other costs; the success of the branding and marketing strategies we are pursuing for our consumer products; the effect of changes in the productive capacity of manufacturers of competitive products; unanticipated expenditures with respect to environmental, safety and health laws; our ability to continue to reduce debt; and actions taken or to be taken by the United States or other governments as a result of the situation in Iraq and acts or threats of terrorism.

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

Commodity Price Risks

We are exposed to material commodity price risks through our purchases of wood, recycled fiber and pulp, which we use to make our products. Costs for these raw materials are driven by industry supply and demand, weather, environmental and logging regulations, the demand for materials from overseas markets, and many other factors. Increases in the prices of wood, recycled fiber and pulp will adversely affect our earnings if we cannot increase the selling prices of products that we manufacture from them, or if such increases significantly trail the increases in these costs. Derivative instruments have not been used to manage these risks.

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

Costs Associated with Environmental Compliance and Remediation

Our operations are subject to significant regulation by federal, state and local environmental and safety authorities. The costs of compliance with existing and new regulatory schemes could require significant capital expenditures that would decrease the amount of funds available for investment in other areas of our operations. For example, the EPA has recently issued the MACT regulations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The costs of compliance with these regulations, and additional or supplementary regulations, cannot be quantified in all cases, and there can be no assurance that the costs of such compliance will not be material to our results of operations in certain reporting periods. In addition, the costs of remediating known environmental sites, as described above and in Note 11 of the Notes to Consolidated Financial Statements, in some instances has been significant, and remediation of future sites could also be significant. There can be no assurance that the final remediation costs of various environmental sites will not exceed currently estimated costs, or that additional sites will not require significant remediation expenses.

Substantial Indebtedness

As described elsewhere in this Form 10-Q, we have substantial indebtedness. Our ability to meet our debt service obligations and to repay our outstanding indebtedness will depend in part on cash from operations. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations, as they are subject to general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Presented below is a description of our most significant risks (interest rate risk, commodity price risk and foreign currency risk).

Interest Rate Risks

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At April 2, 2005, the debt portfolio was composed of approximately 24% of variable-rate debt, adjusted for the effect of interest rate exchange agreements, and 76% of fixed-rate debt. Our strategy to manage exposure to interest rate fluctuations did not change significantly during the first quarter of 2005 and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. See Note 8 of the Notes to Consolidated Financial Statements.

Commodity Price Risks

We are exposed to material commodity price risks through our purchases of wood, recycled fiber and pulp, which we use to make our products. See “Factors That May Affect Future Results—Commodity Price Risks,” above.

Our natural gas hedging program (See Note 9 of the Notes to Consolidated Financial Statements) is used to manage fluctuations resulting from commodity price risk in the procurement of natural gas. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process.

At April 2, 2005, these contracts had a notional quantity of 12.9 million MMBtus of natural gas and the fair market value of such contracts was an asset of $21 million. As of April 2, 2005, $21 million of deferred gains on these hedges was included in accumulated other comprehensive income. Deferred gains or losses on these hedges will be reclassified into earnings during the next six months.

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

PART II - OTHER INFORMATION

GEORGIA-PACIFIC CORPORATION

April 2, 2005

Item 1.		Legal Proceedings.

The information contained in Note 11 of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 6.	Exhibits.

	Exhibit 23.1 -	Consent of National Economic Research Associates (NERA).(1)

	Exhibit 23.2 -	Consent of Navigant Consulting.(1)

	Exhibit 31.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

	Exhibit 31.2 -	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. § 7241). (1)

	Exhibit 32.1 -	Certification by Alston D. Correll, as Chairman and Chief Executive Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

	Exhibit 32.2 -	Certification by Danny W. Huff, as Executive Vice President-Finance and Chief Financial Officer of Georgia-Pacific Corporation, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). (1)

(1)	Filed herewith via EDGAR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005	GEORGIA-PACIFIC CORPORATION
(Registrant)

	by	/s/ Danny W. Huff
Danny W. Huff,
Executive Vice President - Finance and Chief Financial Officer

	by	/s/ Robert P. Nelson
Robert P. Nelson,
Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS

FILED WITH THE QUARTERLY REPORT

ON FORM 10-Q FOR THE

THREE MONTHS ENDED APRIL 2, 2005

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