Form 10-Q
period 2005-07-02
GEORGIA PACIFIC CORP
filed 2005-07-28
CIK 41077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of the close of business on July 25, 2005, Georgia-Pacific Corporation had 260,217,191 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	Second Quarter		First Six Months

(In millions, except per share amounts)	2005	2004	2005	2004

Net sales	$4,799	$5,188	$9,414	$10,410
Costs and expenses:
Cost of sales	3,620	3,893	7,055	7,858
Selling and distribution	277	304	549	662
Depreciation, amortization and accretion	233	236	466	480
General and administrative	183	225	368	444
Other losses (income), net	30	(27)	51	(1)

Operating profit	456	557	925	967

Interest, net	153	178	308	375

Income from continuing operations before income taxes	303	379	617	592
Provision for income taxes	109	149	218	220

Income from continuing operations	194	230	399	372
Loss from discontinued operations, net of taxes	—	(10)	—	(5)

Net income	$194	$220	$399	$367

Basic per share:
Income from continuing operations	$0.75	$0.90	$1.55	$1.46
Loss from discontinued operations, net of taxes	—	(0.04)	—	(0.02)

Net income	$0.75	$0.86	$1.55	$1.44

Diluted per share:
Income from continuing operations	$0.73	$0.88	$1.51	$1.42
Loss from discontinued operations, net of taxes	—	(0.04)	—	(0.02)

Net income	$0.73	$0.84	$1.51	$1.40

Shares (denominator):
Weighted average shares outstanding	258.3	255.1	258.1	254.3
Dilutive securities:
Options and other equity securities	5.7	7.5	5.8	7.5

Total assuming conversion	264.0	262.6	263.9	261.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	First Six Months
(In millions)	2005	2004

Cash flows from operating activities
Net income	$399	$367
Adjustments to reconcile net income to cash provided by operations (excluding the effect of dispositions):
Depreciation	446	474
Amortization of intangible assets, deferred charges and accretion	31	43
Stock compensation (credit) expense	(4)	65
Deferred income taxes	(29)	(75)
Other losses (income), net	51	(3)
Increase in receivables	(133)	(497)
Increase in inventories	(97)	(66)
(Decrease) increase in accounts payable	(104)	223
Change in other working capital	(84)	37
Change in taxes payable/receivable	212	92
Change in other assets and other long-term liabilities	(75)	(186)
Other, net	(5)	34

Cash provided by operations	608	508

Cash flows from investing activities
Property, plant and equipment investments	(323)	(288)
Acquisitions	—	(23)
Net (cost) proceeds from sales of assets	(1)	1,386
Other	1	(41)

Cash (used for) provided by investing activities	(323)	1,034

Cash flows from financing activities
Repayments of long-term debt	(2,169)	(4,412)
Additions to long-term debt	1,991	3,255
Fees paid to issue debt	(1)	(13)
Fees paid to retire debt	(14)	(35)
Net change in bank overdrafts	(14)	(60)
Net increase in accounts receivable secured borrowings and short-term notes	20	(181)
Proceeds from option plan exercises	11	49
Cash dividends paid ($0.35 per share and $0.25 per share, respectively)	(91)	(64)
Other, net	—	(1)

Cash used for financing activities	(267)	(1,462)

Effect of exchange rate changes on cash and equivalents	(29)	(12)

(Decrease) increase in cash	(11)	68
Balance at beginning of period	225	51

Balance at end of period	$214	119

Supplemental disclosures of cash flow information:
Total interest cost, net — continuing operations	$311	$384
Interest capitalized	(3)	(9)

Interest expense, net — continuing operations	308	375
Interest expense, net — discontinued operations	—	5

Total interest expense, net	$308	$380

Interest paid	$335	$401

Income tax paid, net	$37	$198

Debt assumed by buyer	$—	$73

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(In millions, except shares and per share amounts)	July 2, 2005	January 1, 2005

ASSETS
Current assets
Cash and equivalents	$214	$225
Receivables, less allowances of $26 at both dates presented	1,835	1,766
Inventories	1,617	1,548
Deferred income tax assets	27	28
Taxes receivable	—	56
Other current assets	315	324

Total current assets	4,008	3,947

Property, plant and equipment
Land, buildings, machinery and equipment, at cost	17,760	17,934
Accumulated depreciation	(9,628)	(9,529)

Property, plant and equipment, net	8,132	8,405

Goodwill, net	7,418	7,551
Intangible assets, net	658	701
Other assets	2,447	2,468

Total assets	$22,663	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Secured borrowings and other short-term notes	$588	$568
Current portion of long-term debt	646	57
Accounts payable	1,488	1,668
Accrued compensation	230	323
Taxes payable	155	—
Other current liabilities	996	1,000

Total current liabilities	4,103	3,616

Long-term debt, excluding current portion	7,290	8,064
Other long-term liabilities	3,577	3,698
Deferred income tax liabilities	1,411	1,469

Total liabilities	16,381	16,847

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Junior preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.80; 400,000,000 shares authorized; 258,933,000 and 256,992,000 shares issued and outstanding	207	205
Additional paid-in capital	3,636	3,610
Retained earnings	2,398	2,090
Accumulated other comprehensive income	41	320

Total shareholders’ equity	6,282	6,225

Total liabilities and shareholders’ equity	$22,663	$23,072

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	Second Quarter		First Six Months

(In millions)	2005	2004	2005	2004

Net income	$194	$220	$399	$367
Other comprehensive income (loss), net of tax:
Derivative instruments:
Fair market value adjustments on derivatives	(8)	—	5	—
Reclassification adjustments for gains included in net income	(2)	—	(2)	—
Foreign currency translation adjustments	(166)	(21)	(285)	(65)
Unrealized gain (loss) on securities	1	—	(2)	—
Minimum pension liability adjustment	4	26	5	26

Comprehensive income	$23	$225	$120	$328

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

July 2, 2005

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

In March 2005, we corrected our accounting for an insurance policy with a three-year term expiring in June of 2005. From 2002 through 2004, we had recorded all payments made under the policy as prepaid insurance, which was amortized into expense. However, a portion of these payments are refundable based upon actual loss experience and, therefore, should have been recorded as a deposit rather than as an insurance expense. Losses covered by the deposit were to be expensed as incurred. We concluded that the resulting overstatement of insurance expense during 2002 through 2004 was not material, either individually or in the aggregate, to our results of operations, to trends for those periods affected, or to a fair presentation of our financial statements. Accordingly, results for the prior periods have not been restated. Instead, we reduced our insurance expense (cost of sales) and increased other current assets by $24 million to correct this error in the first quarter of 2005. We expect to receive a total cash refund of $31 million related to the refund of the deposit in the third quarter.

We recorded net losses related to our equity method investments of less than $1 million for the second quarters of both 2005 and 2004, and $3 million and $6 million for the first six months of 2005 and 2004, respectively. Minority interests in income of less than wholly-owned consolidated subsidiaries totaled $6 million for the second quarter and $12 million for the first six months of 2005, respectively, and $4 million and $10 million for the second quarter and first six months of 2004, respectively. These amounts are included in cost of sales on our consolidated statements of operations.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $67 million and $135 million for the second quarter and first six months of 2005, respectively and $79 million and $182 million for the second quarter and first six months of 2004, respectively.

Interest, net is interest expense of $361 million and $434 million, net of interest income of $53 million and $54 million, for the first six months of 2005 and 2004, respectively. A majority of our interest income is associated with the notes received in connection with our sale of a 60% controlling interest in Unisource Worldwide, Inc. (“Unisource”) in 2002 and sales of various timberlands in prior years.

Other Losses (Income), net

The following amounts are included in Other losses (income), net

	Second Quarter		First Six Months

(In millions)	2005	2004	2005	2004

Asset impairments	$3	$13	$5	$13
Early extinguishment of debt	13	27	17	53
Estimated loss on warehouse sublease	—	—	11	—
(Gain) loss on sale of assets	—	(65)	3	(65)
Settlement of asbestos insurance receivable	3	—	3	—
Tax-exempt bond liability reserve (Note 11)	11	—	11	—
Other	—	(2)	1	(2)

Other losses (income), net	$30	$(27)	$51	$(1)

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

	Second Quarter		First Six Months

(In millions, except per share amounts)	2005	2004	2005	2004

Net income as reported	$194	$220	$399	$367
APB No. 25 stock-based employee compensation expense for 2002 awards	—	7	—	13
Less stock-based employee compensation expense determined under the fair value based method, net of taxes	—	(2)	—	(3)

Pro forma net income	$194	$225	$399	$377

Stock based employee compensation (credit) cost, net of taxes, included in the determination of net income as reported	$(3)	$23	—	$46

Basic net income per share:
As reported	$0.75	$0.86	$1.55	$1.44
Pro forma	0.75	0.88	1.55	1.48

Diluted net income per share:
As reported	$0.73	$0.84	$1.51	$1.40
Pro forma	0.73	0.86	1.51	1.44

Accounting Changes

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements of accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement, in the event that the accounting pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion of long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB Opinion No. 20, Accounting Changes for reporting the correction of an error was carried forward in SFAS No. 154 without change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In April 2005, the SEC adopted a new rule that changes the adoption dates of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123R; it only changes the dates for compliance with the standard. We plan to adopt SFAS No. 123R using the modified prospective method at the beginning of our 2006 fiscal year and do not believe that the adoption will have a material impact on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No.143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We plan to adopt FIN 47 at the end of our 2005 fiscal year and do not believe that the adoption will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act (“AJCA”), introduced a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for years 2005 and 2006, then is scheduled to increase to a 6% deduction for years 2007 through 2009, and finally, will increase to a 9% deduction beginning in year 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Effective in the first quarter of fiscal 2005, we qualified for this special tax deduction and considered it in determining our income tax provision. This tax deduction resulted in an approximate 1% reduction in the federal statutory income tax rate applicable to both the second quarter and the first six months of 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the AJCA for purposes of applying SFAS No. 109, which typically requires the effect of a new tax law to be recorded in the period of enactment. We may elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in our 2005 fiscal year.

Under the limitations on the amount of dividends qualifying for the DRD of the AJCA, the maximum repatriation of our foreign earnings that may qualify for the special one-time DRD is approximately $670 million. Therefore, the range of possible amounts of qualifying dividends of foreign earnings is between zero and approximately $670 million. The related potential range of income tax is between zero and approximately $55 million. We anticipate completing our assessment in the third quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements.

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

2.	EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the assumed issuance of common shares under long-term incentive stock option plans. The decrease in dilutive securities during 2005 was due primarily to a decrease in the number of shares potentially issuable under our plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

3.	DIVESTITURES.

Bellingham Tissue Operation

In January 2005, we completed the sale of our Bellingham, Washington, facility to the Bellingham Port Authority (the “Port”). In addition, we have an agreement with the Port to lease back the land associated with this facility. We received no proceeds from the sale, but the Port assumed substantially all of our environmental liabilities associated with the facility.

Building Products Distribution

On May 7, 2004, we completed the sale of our building products distribution segment. This business did not qualify for discontinued operations reporting and is included in continuing operations in our 2004 results of operations through the date of the sale.

Discontinued Operations

On May 7, 2004, we sold our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad. The results of operations associated with these businesses have been reported as discontinued operations in the accompanying consolidated statements of operations. Operating results of these discontinued operations are:

DISCONTINUED OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter	First Six Months

(In millions)	2004

Net sales	$63	$220
Costs and expenses:
Cost of sales	51	178
Selling and distribution	2	6
Depreciation, amortization and accretion	—	13
General and administrative	1	4
Interest, net	2	5
Other income, net	(2)	(2)

Total costs and expenses	54	204

Income from discontinued operations before income taxes	9	16
Provision for income taxes	19	21

Loss from discontinued operations, net of taxes	$(10)	$(5)

The interest expense allocated to the discontinued operations represents the interest associated with the debt that was assumed by the buyer and interest on debt that was required to be repaid as a result of the disposition.

In addition to our building products distribution business and our stand-alone market pulp mills, we sold other non-strategic assets during the second quarter of 2004, and included the related gains and losses in “Other losses (income), net” on the consolidated statements of operations. These sales are detailed in the following table:

(In millions)	Pre-tax Gain Included in Other Losses (Income), Net

2004:
Brazilian pulp business	$26
Packaging assets	23
Other	2

4.	ASSET IMPAIRMENTS AND RESTRUCTURING.

In connection with the acquisition of Fort James Corporation (“Fort James”), in 2001 we recorded liabilities of $35 million, primarily for lease and contract termination costs at administrative facilities that were closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. These leases and contracts expire through 2012. The current remaining balance of the reserve for the lease agreements is approximately $11 million.

During the second quarter of 2005, we had asset impairments of approximately $3 million primarily related to the closure of our Caledonia gypsum mine.

During the first quarter of 2005, we had asset impairments of approximately $2 million related to our Green Bay Broadway facility.

In June 2004, we signed a letter of intent with the Bellingham Port Authority (the “Port”) to sell our Bellingham facility. In connection with this agreement, we determined that the value of the related assets was impaired. Accordingly, in the second quarter of 2004, we recorded pre-tax charges to earnings of $11 million for asset impairments related to this facility. The sale to the Port was completed in January 2005.

5.	INVENTORY VALUATION. Inventories are valued at the lower of cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (“LIFO”) method was used to determine the cost of approximately 68% and 60% of inventories at July 2, 2005 and January 1, 2005, respectively. The cost of other inventories, primarily inventories of foreign subsidiaries and supplies, generally is determined using the first-in, first-out method or weighted-average cost. The value of inventories as presented in our consolidated balance sheets, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. The major components of inventories were as follows:

(In millions)	July 2, 2005	January 1, 2005

Raw materials	$680	$685
Finished goods	831	743
Supplies	283	278
LIFO reserve	(177)	(158)

Total inventories	$1,617	$1,548

6.	GOODWILL AND INTANGIBLE ASSETS. We are required to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units with goodwill are: North America tissue, towel and napkin; Dixie; international consumer products; packaging; paper; lumber; gypsum and chemical.

The changes in the carrying amount of goodwill for the first six months of 2005 and 2004 by reportable segment were:

(In millions)	North America Consumer Products	International Consumer Products	Packaging	Building Products	Consolidated

Balance as of January 3, 2004	$5,831	$987	$630	$36	$7,484
Goodwill acquired during the year	—	—	1	—	1
Reclassifications	2	—	—	—	2
Foreign currency translation	—	(26)	—	—	(26)

Balance as of July 3, 2004	$5,833	$961	$631	$36	$7,461

Balance as of January 1, 2005	$5,816	$1,067	$631	$37	$7,551
Tax related adjustments	(13)	(5)	—	—	(18)
Foreign currency translation	—	(115)	—	—	(115)

Balance as of July 2, 2005	$5,803	$947	$631	$37	$7,418

Intangible Assets

The following table sets forth information about intangible assets subject to amortization:

	As of July 2, 2005		As of January 1, 2005

(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$674	$69	$702	$64
Patents and other	136	83	139	76

Total	$810	$152	$841	$140

The aggregate amortization expense for the first six months of 2005 and 2004 was $18 million and $16 million, respectively.

7.	ASSET RETIREMENT OBLIGATIONS. Our asset retirement obligations consist primarily of capping and closure and post-closure costs on certain landfills and quarry reclamation costs. We are legally required to perform capping and closure and post-closure care on such landfills and reclamation on the quarries. In accordance with SFAS No. 143, for each such landfill and quarry, we recognized the fair value of a liability for the asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 25 years. We have additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when such information can be reasonably determined.

The following table describes changes to our asset retirement obligation liability:

	First Six Months

(In millions)	2005	2004

Asset retirement obligation at the beginning of the year	$50	$49
Accretion expense	2	1
Payments	—	(1)
Write-offs	(1)	(1)

Asset retirement obligation at the end of the second quarter	$51	$48

8.	DEBT. Our debt decreased by $165 million to $8,524 million at July 2, 2005 from $8,689 million at January 1, 2005. This decrease includes the effect of changes in foreign currency exchange rates and the fair market value of hedged instruments of $7 million and $2 million, respectively, during this time period. For the first six months of 2005, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%.

As of July 2, 2005, we had $588 million outstanding under our $800 million accounts receivable secured borrowing program through G-P Receivables, Inc., our wholly-owned subsidiary. The total costs of the program for the first six months of 2005 and 2004 were $11 million and $8 million, respectively.

During the second quarter of 2005, the IRS determined that $61 million of tax-exempt bonds issued to finance a portion of solid waste disposal facilities at our Toledo, Oregon mill in the mid-to-late 1990s did not qualify for tax-exempt status. If it is finally determined (including through a judicial determination) that these bonds are taxable, we will call them for redemption under the terms of the bond indentures, and we may do so within the next twelve months. Accordingly, we have classified these bonds in “Current portion of long-term debt” on the accompanying balance sheets as of July 2, 2005. Depending on the ultimate outcome of the IRS challenge to other series of tax-exempt bonds issued for similar purposes in connection with other facilities, it is possible that we will redeem additional bonds with a principal balance of up to $232 million with approximately $7 million of unamortized debt discount and issuance costs at July 2, 2005. We expect all payments required to redeem the bonds would be funded through our senior credit facility. For further information regarding these bonds, see Note 11.

On April 30, 2005, we called $250 million of our 8.625% debentures due April 30, 2025. In conjunction with this transaction, we recorded a pretax charge of $13 million for call premiums and to write off deferred debt issuance costs during the second quarter of 2005. This charge for the early extinguishment of debt was included in “Other losses (income), net” in the accompanying consolidated statements of operations.

During the first quarter of 2005, we repurchased and retired $25 million of our 9.375% senior notes due February 1, 2013. In conjunction with this transaction, we recorded a pretax charge of $4 million for premiums and to write off deferred debt issuance costs. This charge for the early extinguishment of debt was included in “Other losses (income), net” on the accompanying consolidated statements of operations.

During the first quarter of 2005, we gave notice of our intent to exercise an early buyout option on capital leases with associated borrowings of $42 million due through February 15, 2010 and February 15, 2012. The payment for the early buyout will be made on or about February 15, 2006. Accordingly, we have reclassified the related borrowings as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of July 2, 2005.

Our $2.5 billion, five-year, unsecured senior credit facility, which includes a $500 million non-amortizing term loan, matures July 2, 2009. Amounts committed and outstanding under this facility include the following:

(In millions)	July 2, 2005

Commitments:
Revolving Loans	$2,000
Term Loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letters of Credit Agreements(1)	(531)
Revolving Loans due July 2009, average rate of 4.3%	(328)
Term Loans due July 2009, average rate of 4.8%	(500)

Total committed and outstanding	(1,359)

Total credit available	$1,141

(1)	Includes only standby letters of credit supported by our senior credit facility.

As of July 2, 2005, we had an additional $24 million in letters of credit outstanding from various financial institutions.

Approximately $109 million of our industrial revenue bonds are supported by letters of credit that expire within one year. We have the ability and intent to refinance these revenue bonds on a long-term basis. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

We have interest rate exchange agreements that effectively converted $500 million of fixed-rate obligations to floating-rate obligations. For the six months ended July 2, 2005, these agreements decreased interest expense by $2 million. The agreements had a weighted-average maturity of approximately four years at July 2, 2005. The estimated fair value of these agreements at July 2, 2005 was an $8 million liability which is included in “Other long-term liabilities” in the consolidated balance sheets. Additionally, our debt balance has been reduced by the corresponding amount.

At July 2, 2005, we had an interest rate exchange agreement (a collar) that effectively capped a $47 million floating rate obligation to a maximum interest rate of 7.5% and established a minimum interest rate on this obligation of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. For the first six months ended July 2, 2005, this agreement reduced interest expense by approximately $1 million. This interest rate exchange agreement matures October 25, 2005.

The estimated fair value of our interest rate exchange collar at July 2, 2005 was an asset of less than $1 million, which represents the estimated amount we would have received if this agreement were terminated on July 2, 2005. The fair value at July 2, 2005 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

At July 2, 2005, these contracts had a notional quantity of 6.6 million MMBtus of natural gas and the fair market value of such contracts was an asset of $6 million, all of which represented deferred gains on these hedges included in accumulated other comprehensive income. Deferred gains or losses on these hedges will be reclassified into earnings during the next three months.

We use interest rate exchange agreements to manage our interest rate risk. These interest rate exchange agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $500 million at July 2, 2005. These hedges are considered to be highly effective and no ineffectiveness was recorded during the first six months of 2005. Changes in the fair value of these swaps and that of the related debt, the net of which is zero, are recorded in “Interest, net” on the accompanying consolidated statements of operations. At July 2, 2005, the fair market value of such contracts was a liability of $8 million and was recorded in “Other long-term liabilities” on the accompanying consolidated balance sheets. Additionally, our debt balance has been reduced by the corresponding amount.

10.	RETIREMENT PLANS.

Defined Benefit Pension Plans

Most of our employees participate in noncontributory defined benefit pension plans. These include plans that are administered solely by us and union-administered multiemployer plans. Our funding policy for solely administered plans is based on actuarial calculations and the applicable requirements by country according to regulation and law. Contributions to multiemployer plans are generally based on negotiated labor contracts.

Benefits under the majority of plans for hourly employees (including multiemployer plans) are primarily related to years of service. We have separate plans for salaried employees and officers under which benefits are primarily related to compensation and age. The officers’ plan and the supplemental retirement plans for eligible executives are not funded and are nonqualified for income tax purposes.

Net periodic pension cost during the second quarters and first six months of 2005 and 2004 included the following components:

	Second Quarter		First Six Months

(In millions)	2005	2004	2005	2004

Service cost of benefits earned	$37	$37	$73	$74
Interest cost on projected benefit obligation	63	63	126	126
Expected return on plan assets	(75)	(72)	(150)	(144)
Amortization of losses	10	9	20	17
Amortization of prior service cost	4	4	8	8
Settlement and curtailment losses	—	13	—	13
Contributions to multiemployer pension plans	2	2	4	5

Net periodic pension cost	$41	$56	$81	$99

The net periodic pension cost above includes approximately $1 million for the first six months of 2004 reported as discontinued operations.

During the first six months of 2005, we recognized $81 million of pension expense. We anticipate recording an additional $81 million of pension expense during the remainder of 2005 for a total of $162 million.

During the first six months of 2005, we made pension contributions of $60 million. We presently anticipate contributing an additional $133 million to fund our pension plans during the remainder of 2005 for a total of $193 million.

Health Care and Life Insurance Benefits

Net periodic postretirement benefit cost during the second quarters and first six months of 2005 and 2004 included the following components:

	Second Quarter		First Six Months

(In millions)	2005	2004	2005	2004

Service cost of benefits earned	$—	$1	$1	$2
Interest cost on accumulated postretirement benefit obligation	10	9	19	19
Amortization of prior service credit	(4)	(5)	(8)	(9)
Amortization of unrecognized loss	2	—	4	1

Net periodic postretirement benefit cost	$8	$5	$16	$13

During the first six months of 2005, we recognized $16 million of postretirement benefit expense. We anticipate recording an additional $12 million in postretirement benefit cost during the remainder of 2005 for a total of $28 million.

During the first six months of 2005, we made contributions of $31 million for the payment of benefits. We presently anticipate contributing an additional $41 million for the payment of benefits from our retiree medical plans during the remainder of 2005 for a total of $72 million.

11.	COMMITMENTS AND CONTINGENCIES. We are involved in various proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, Georgia-Pacific faces possible liabilities, and defense costs, from actual or potential claims and proceedings involving a wide variety of issues.

Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter or year but will not have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 166 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which we are involved, we estimate that approximately 43% are being investigated, approximately 19% are being remediated and approximately 38% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we have included appropriate amounts in the reserves.

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

The following table presents the activity in our environmental liability account for the second quarters and first six months of 2005 and 2004:

	Second Quarter		First Six Months

In millions	2005	2004	2005	2004

Beginning balance	$222	$235	$237	$230
Expense (income) included in earnings:
Related to previously existing matters	4	1	6	2
Related to new matters	—	5	—	5
Amounts related to divestiture:
Bellingham divestiture	—	—	(14)	—
Reclassification of reserves	—	—	—	7
Payments	(6)	(2)	(9)	(5)

Ending balance	$220	$239	$220	$239

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

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/A Site landfill, will be approximately $8 million. The State of Michigan prepared and United States EPA has accepted a new RI/FS for this landfill. The new RI/FS evaluates the same remedies proposed by the PRPs. The decision as to the actual remedy will be made by the United States EPA which decision is expected later this year. We believe the United States EPA will require a remedy for this landfill similar to the King Highway landfill closure. It is anticipated these costs will be paid out over the next five years, and costs for post-closure care for 30 years following certification of the closure. We are solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill, and are sharing costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between us and Millennium Holdings has not been made; however, our share should not exceed 50%.

We have spent approximately $35.5 million on the Kalamazoo River Superfund Site through July 2, 2005, broken down as follows: (in millions)

Site	Expenditures to Date

River	$20.8
King Highway	9.6
A Site	2.1
Willow Blvd.	3.0

$35.5

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

We have spent approximately $39.8 million from 1995 to July 2, 2005 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an Administrative Order by Consent (“AOC”) to prepare the remedial design for OUs 3, 4 and 5. We are presently developing a basis of design report for the WDNR and United States EPA, which report is due in August of this year.

In 2002, we entered into an agreement with the WDNR and the United States Fish and Wildlife Service to settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12 million, and to date have paid approximately $9 million of this amount. The agreement was entered by the Federal District Court in Wisconsin on March 19, 2004 and is now effective. The $12 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

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

OTHER

In February 2004, the United States EPA finalized two new maximum achievable control technology (MACT) requirements that establish new air emission limits for plywood and composite panel facilities (PCWP MACT) and for boilers at both wood products and pulp and paper facilities (Boiler MACT). Compliance with these standards will be required by mid-2007. We currently estimate compliance cost for the PCWP MACT standard at 40 plants to be approximately $80 million and compliance cost for the Boiler MACT to be approximately $50 million to install emission controls on 38 boilers at various manufacturing locations. The bulk of the capital spending will occur in the second half of 2005 and 2006 and will be funded from operating cash flows.

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

The following table presents information about the approximate number of our asbestos claims during the first six months of each of 2005 and 2004:

	First Six Months
	2005	2004

Claims Filed[1]	6,100	19,900
Claims Resolved[2]	5,900	20,500
Claims Unresolved at End of Period	59,900	63,700

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by us and each such claim represents a plaintiff who is pursuing an asbestos claim against us.

[2]	Claims Resolved include asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, one of our wholly-owned subsidiaries, currently is defending approximately 790 asbestos premises liability claims.

From the commencement of this litigation through July 2, 2005, we either had settled, had dismissed or were in the process of settling a total of approximately 350,200 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $906 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

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

In 2004, as in prior years, and with advice from legal counsel and Navigant Consulting, nationally recognized consultants in insurance, we reviewed our existing insurance policies, analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and our advisors considered appropriate to ascertain the amount of probable insurance recoveries from our insurers for our present and future asbestos liabilities. Assumptions were made about self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, the resolution of allocation issues among various layers of insurers, as well as insolvencies of certain of our insurance carriers and the continued solvency of our other insurers. Based on this analysis, Navigant Consulting projected our expected insurance recoveries for asbestos liabilities and costs over the period through 2014. In the fourth quarter of 2004, we reduced our insurance receivable by $2 million to reflect the insolvencies of two small insurers, largely offset by a settlement with another insurer that was more favorable than expected. In the second quarter of 2005, we recorded a charge of $3 million as a result of a settlement agreement we reached with an insurer during the quarter.

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

We currently maintain a reserve to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2014, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers and other changes to our expected insurance receivables for the first six months of each of 2005 and 2004:

	First Six Months
(In millions)	2005	2004

Asbestos Liabilities
Beginning Balance	$984	$1,027
Accruals	—	—
Payments	(75)	(95)

Ending Balance	$909	$932

Insurance Receivable
Beginning Balance	$525	$576
Accruals (write-offs)	(3)	—
Receipts	(7)	(18)

Ending Balance	$515	$558

The amounts accrued for asbestos liabilities are recorded under “Other current liabilities” and “Other long-term liabilities,” and the amounts accrued for insurance receivables are reflected under “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

During the first six months of 2005, the number of new asbestos claims filed against us declined sharply from the same period in 2004, due in part to the effect of tort reform legislation enacted in Mississippi and Texas and recent decisions of the Mississippi Supreme Court relating to venue and jurisdiction. Our indemnity payments to settle pending asbestos cases were below our projections for the first six months of 2005 and down from the same period of 2004. Our defense costs during the first six months of 2005 were approximately equal to our projections for the period and to the same period of 2004. We expect our indemnity payments and defense costs to increase slightly during the remainder of 2005, but at present we expect indemnity payments and defense costs for all of 2005 to be below comparable levels during 2004.

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

TAX-EXEMPT BOND MATTERS

The Internal Revenue Service (“IRS”) has been investigating whether two series of bonds issued by an agency of the State of Oregon in 1995, the proceeds of which were used to construct a portion of solid waste disposal facilities at our Toledo, Oregon mill, were properly issued as tax-exempt bonds. In April of 2005, the IRS Appeals Office denied an appeal of a determination that the interest paid on such bonds was taxable. Under IRS policy this denial resulted in a final determination that the interest on such bonds was taxable, and that the IRS could proceed to collect taxes on such interest from the bondholders. We have publicly stated that we will take steps to ensure that the holders of these two series of bonds, to the extent they ultimately pay any federal taxes on such interest, will be made whole with respect to any such payments.

In addition, the IRS has been examining whether four series of bonds issued by agencies of the State of Virginia, the proceeds of which were used to construct a portion of solid waste disposal facilities at our Big Island, Virginia mill, were properly issued as tax-exempt bonds. The IRS has issued Preliminary Adverse Determinations that interest paid on these four bond issues was taxable. These determinations are not a final determination of the taxability of such bonds, and we intend to pursue further discussions with the IRS on this issue.

Finally, in 2004 and 2005 the IRS notified state government bodies that issued other series of bonds, the proceeds of which were used to construct portions of solid waste recycling and disposal facilities at several of our other mills, that it intends to examine whether such bonds were properly issued as tax-exempt bonds. Our reports on Form 8-K filed with the SEC on June 7, 2005, June 21, 2005, June 24, 2005, July 5, 2005 and July 11, 2005 identified all of these issues.

We have had meetings with officials of the IRS to discuss the two series of Oregon bonds, and a settlement of the tax-exempt status of all the other bond issues which the IRS is reviewing or intends to examine, including the Virginia bonds discussed above. We strongly disagree with the IRS’s view that any of such bonds, including the Oregon and Virginia bonds, were not properly issued as tax-exempt bonds, and are preparing to litigate this issue if necessary. However, we intend to continue these discussions with the IRS. Based on all the information currently available to us, we have established an overall reserve of $11 million, which represents our current estimate of our costs to resolve these matters.

In July 2005, the Philadelphia office of the Securities and Exchange Commission advised us that it had commenced an informal, non-public inquiry into whether any federal securities laws violations had occurred in connection with the IRS review of the tax-exempt status of the Oregon bonds described above. The SEC has informed us that the informal inquiry is not an indication that any violations of law have occurred, and we intend to cooperate with and assist the SEC in its informal inquiry.

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

As with any liability, we have previously accrued for those pre-closing obligations that are considered probable and reasonably estimable. We have not accrued any additional amounts as a result of the indemnities, which result from significant asset sales and divestitures in recent years.

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

There have been no material changes to our indemnifications during the second quarter of 2005. A complete discussion of our indemnifications is detailed in Note 17 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2005.

12.	CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guarantees our $500 million and $1.5 billion senior notes offerings, which were completed on June 3, 2003 and January 30, 2003, respectively. Fort James Operating Company and Fort James Maine, Inc. (“Fort James Guarantor Subsidiaries”), subsidiaries of Fort James, also guarantee these senior notes and the securities issued by Fort James. Both Fort James and the Fort James Guarantor Subsidiaries guarantee our senior credit facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

During the second quarter of 2005, we completed a reorganization of Fort James Corporation subsidiaries resulting in increases in other assets and intercompany notes receivable in the consolidating balance sheets of our guarantor and non-guarantor subsidiaries as a result of the following transactions:

•	Transfer of intercompany notes receivable between our guarantor and non-guarantor subsidiaries;

•	Transfer of ownership in a non-guarantor subsidiary to a guarantor subsidiary;

•	Transfer of ownership in a guarantor subsidiary to a non-guarantory subsidiary.

Included in other non-guarantor subsidiaries is our wholly-owned subsidiary, G-P Receivables Inc. (“G-P Receivables”), which is a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold, as more fully described in Note 8. G-P Receivables bought these receivables at a significant discount during the first three months of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $286 million, and Georgia-Pacific Corporation, Fort James Corporation, and other non-guarantor subsidiaries recognizing a corresponding charge to general and administrative expense of $256 million, $4 million and $26 million, respectively. At the end of the second quarter of 2004, the transfer agreement between G-P Receivables and our participating domestic subsidiaries was amended whereby the discount factor was substantially reduced for all future purchases. As a result, the credit to general and administrative expenses recognized by G-P Receivables was significantly less subsequent to that time.

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

CONSOLIDATING STATEMENTS OF INCOME

SECOND QUARTER 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$2,262	$—	$1,264	$547	$1,184	$(458)	$4,799

Costs and expenses
Cost of sales	1,863	—	840	410	965	(458)	3,620
Selling and distribution	74	—	122	49	32	—	277
Depreciation, amortization and accretion	69	—	93	32	39	—	233
General and administrative	109	—	42	30	2	—	183
Other (income) losses, including equity income in affiliates	(150)	(109)	1	—	3	285	30

Operating profit (loss)	297	109	166	26	143	(285)	456

Interest expense (income), net	99	2	90	(65)	27	—	153
Income (loss) from continuing operations before income taxes	198	107	76	91	116	(285)	303
Provision (benefit) for income taxes	4	(1)	27	31	48	—	109

Income (loss) from continuing operations	194	108	49	60	68	(285)	194
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—

Net income (loss)	$194	$108	$49	$60	$68	$(285)	$194

CONSOLIDATING STATEMENTS OF INCOME

SECOND QUARTER 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$2,867	$—	$1,209	$552	$1,145	$(585)	$5,188

Costs and expenses
Cost of sales	2,272	—	856	406	943	(584)	3,893
Selling and distribution	106	—	116	51	31	—	304
Depreciation, amortization and accretion	68	—	92	31	45	—	236
General and administrative	399	—	41	27	(242)	—	225
Other (income) losses, including equity income in affiliates	(284)	(80)	1	(25)	2	359	(27)

Operating profit (loss)	306	80	103	62	366	(360)	557

Interest expense, net	112	8	96	(62)	24	—	178

Income (loss) from continuing operations before income taxes	194	72	7	124	342	(360)	379
(Benefit) provision for income taxes	(24)	(3)	2	49	125	—	149

Income (loss) from continuing operations	218	75	5	75	217	(360)	230
Income (loss) from discontinued operations, net of taxes	2	—	—	—	(13)	1	(10)

Net income (loss)	$220	$75	$5	$75	$204	$(359)	$220

CONSOLIDATING STATEMENTS OF INCOME

FIRST SIX MONTHS 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$4,445	$—	$2,487	$1,111	$2,346	$(975)	$9,414

Costs and expenses
Cost of sales	3,580	—	1,718	820	1,912	(975)	7,055
Selling and distribution	148	—	240	97	64	—	549
Depreciation, amortization and accretion	134	—	187	66	79	—	466
General and administrative	228	—	81	57	2	—	368
Other (income) losses, including equity income in affiliates	(276)	(182)	4	—	4	501	51

Operating profit (loss)	631	182	257	71	285	(501)	925

Interest expense (income), net	200	5	178	(130)	55	—	308

Income (loss) from continuing operations before income taxes	431	177	79	201	230	(501)	617
Provision (benefit) for income taxes	32	(2)	35	63	90	—	218

Income (loss) from continuing operations	399	179	44	138	140	(501)	399
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—

Net income (loss)	$399	$179	$44	$138	$140	$(501)	$399

CONSOLIDATING STATEMENTS OF INCOME

FIRST SIX MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$5,888	$—	$2,350	$1,130	$2,229	$(1,187)	$10,410

Costs and expenses
Cost of sales	4,671	—	1,702	799	1,873	(1,187)	7,858
Selling and distribution	265	—	241	97	59	—	662
Depreciation, amortization and accretion	145	—	182	67	86	—	480
General and administrative	791	—	84	57	(488)	—	444
Other (income) losses, including equity income in affiliates	(510)	(139)	2	(26)	3	669	(1)

Operating profit (loss)	526	139	139	136	696	(669)	967

Interest expense, net	243	17	192	(123)	46	—	375
Income (loss) from continuing operations before income taxes	283	122	(53)	259	650	(669)	592
(Benefit) provision for income taxes	(80)	(6)	(20)	87	239	—	220

Income (loss) from continuing operations	363	128	(33)	172	411	(669)	372
Income (loss) from discontinued operations, net of taxes	4	—	—	—	(9)	—	(5)

Net income (loss)	$367	$128	$(33)	$172	$402	$(669)	$367

CONSOLIDATING STATEMENTS OF CASH FLOWS

FIRST SIX MONTHS 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$720	$(243)	$121	$194	$(184)	$—	$608

Cash flows from investing activities:
Property, plant and equipment investments	(149)	—	(84)	(52)	(38)	—	(323)
Acquisitions	—	—	—	—	—	—	—
Net proceeds (cost) from sales of assets	3	—	—	—	(4)	—	(1)
Other	(2)	—	—	(10)	13	—	1

Cash used for investing activities	(148)	—	(84)	(62)	(29)	—	(323)

Cash flows from financing activities:
Net (decrease) increase in debt	(173)	3	(6)	(14)	18	—	(172)
Net change in intercompany payable/invested equity	(322)	240	(30)	(88)	200	—	—
Fees paid to issue debt	(1)	—	—	—	—	—	(1)
Fees paid to retire debt	(14)	—	—	—	—	—	(14)
Proceeds from option plan exercises	11	—	—	—	—	—	11
Cash dividends paid	(91)	—	—	—	—	—	(91)

Cash provided by (used for) financing activities	(590)	243	(36)	(102)	218	—	(267)

Effect of exchange rate changes on cash and equivalents	—	—	—	(29)	—	—	(29)

(Decrease) increase in cash	(18)	—	1	1	5	—	(11)
Balance at beginning of period	18	—	—	188	19	—	225

Balance at end of period	$—	$—	$1	$189	$24	$—	$214

CONSOLIDATING STATEMENTS OF CASH FLOWS

FIRST SIX MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$(98)	$29	$178	$250	$149	$—	$508

Cash flows from investing activities:
Property, plant and equipment investments	(140)	—	(83)	(29)	(36)	—	(288)
Acquisitions	(20)	—	(3)	—	—	—	(23)
Net proceeds from sales of assets	1,031	—	—	72	283	—	1,386
Other	(13)	(13)	13	1	(29)	—	(41)

Cash provided by (used for) investing activities	858	(13)	(73)	44	218	—	1,034

Cash flows from financing activities:
Net decrease in debt	(877)	(354)	(30)	(29)	(109)	—	(1,399)
Net change in intercompany payable/invested equity	177	338	(76)	(176)	(263)	—	—
Fees paid to issue debt	(13)	—	—	—	—	—	(13)
Fees paid to retire debt	(35)	—	—	—	—	—	(35)
Proceeds from option plan exercises	49	—	—	—	—	—	49
Cash dividends paid	(64)	—	—	—	—	—	(64)

Cash (used for) provided by financing activities	(763)	(16)	(106)	(205)	(372)	—	(1,462)

Effect of exchange rate changes on cash and equivalents	—	—	—	(12)	—	—	(12)

(Decrease) increase in cash	(3)	—	(1)	77	(5)	—	68
Balance at beginning of period	1	—	1	25	24	—	51

Balance at end of period	$(2)	$—	$—	$102	$19	$—	$119

CONSOLIDATING BALANCE SHEETS

AS OF JULY 2, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and equivalents	$—	$—	$1	$189	$24	$—	$214
Receivables, less allowances	15	—	1	520	1,299	—	1,835
Inventories	569	—	536	266	246	—	1,617
Deferred income tax assets	57	—	(26)	1	(5)	—	27
Intercompany interest receivable	74	4	23	19	—	(120)	—
Other current assets	143	—	47	59	94	(28)	315

Total current assets	858	4	582	1,054	1,658	(148)	4,008

Total property, plant and equipment, net	2,680	—	2,972	1,139	1,341	—	8,132

Goodwill, net	491	—	5,797	953	177	—	7,418
Intercompany note receivable	2,340	33	—	5,434	236	(8,043)	—
Other assets	10,878	11,006	9,423	8,369	931	(37,502)	3,105

Total assets	$17,247	$11,043	$18,774	$16,949	$4,343	$(45,693)	$22,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$582	$—	$54	$10	$588	$—	$1,234
Accounts payable	570	—	187	473	258	—	1,488
Intercompany interest payable	—	34	11	24	52	(121)	—
Other current liabilities	955	10	165	123	155	(27)	1,381

Total current liabilities	2,107	44	417	630	1,053	(148)	4,103

Long-term debt, excluding current portion	6,553	419	167	46	105	—	7,290
Other long-term liabilities	2,110	2	537	147	870	(89)	3,577
Deferred income tax liabilities	(41)	(8)	807	177	476	—	1,411
Intercompany note payable	236	884	4,759	76	2,087	(8,042)	—
Shareholders’/invested equity	6,282	9,702	12,087	15,873	(248)	(37,414)	6,282

Total liabilities and shareholders’ equity	$17,247	$11,043	$18,774	$16,949	$4,343	$(45,693)	$22,663

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 1, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Guarantor Subsidiaries	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and equivalents	$18	$—	$—	$188	$19	$—	$225
Receivables, less allowances	16	—	—	574	1,176	—	1,766
Inventories	489	—	515	298	246	—	1,548
Deferred income tax assets	58	—	(26)	1	(5)	—	28
Intercompany interest receivable	626	7	—	10	91	(734)	—
Other current assets	238	—	17	53	83	(11)	380

Total current assets	1,445	7	506	1,124	1,610	(745)	3,947

Total property, plant and equipment, net	2,661	—	3,070	1,277	1,397	—	8,405

Goodwill, net	491	—	5,810	1,073	177	—	7,551
Intercompany note receivable	2,302	1,500	—	3,990	236	(8,028)	—
Other assets	10,603	9,817	1,256	320	928	(19,755)	3,169

Total assets	$17,502	$11,324	$10,642	$7,784	$4,348	$(28,528)	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$30	$—	$15	$12	$568	$—	$625
Accounts payable	616	—	206	555	291	—	1,668
Intercompany interest payable	91	279	8	—	355	(733)	—
Other current liabilities	882	8	172	127	143	(9)	1,323

Total current liabilities	1,619	287	401	694	1,357	(742)	3,616

Long-term debt, excluding current portion	7,270	417	212	59	106	—	8,064
Other long-term liabilities	2,203	1	540	174	874	(94)	3,698
Deferred income tax liabilities	(51)	(8)	837	194	497	—	1,469
Intercompany note payable	236	887	4,727	83	2,095	(8,028)	—
Shareholders’/invested equity	6,225	9,740	3,925	6,580	(581)	(19,664)	6,225

Total liabilities and shareholders’ equity	$17,502	$11,324	$10,642	$7,784	$4,348	$(28,528)	$23,072

13.	OPERATING SEGMENT INFORMATION. We have five reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products. In May 2004, we sold our building products distribution business. The following represents selected operating data for each reportable segment for the second quarters and first six months of 2005 and 2004.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Second Quarter 2005		Second Quarter 2004

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products	$1,514	32%	$1,427	28%
International consumer products	503	10	509	10
Packaging	736	15	715	14
Bleached pulp and paper	377	8	400	7
Building products	1,667	35	1,514	29
Building products distribution	—	—	622	12
Other	2	—	1	—

Total net sales to unaffiliated customers	$4,799	100%	$5,188	100%

INTERSEGMENT SALES
North America consumer products	$1		$—
International consumer products	1		—
Packaging	31		26
Bleached pulp and paper	148		151
Building products	185		368
Building products distribution	—		—
Other[1]	(366)		(545)

Total intersegment sales	$—		$—

TOTAL NET SALES
North America consumer products	$1,515	32%	$1,427	28%
International consumer products	504	10	509	10
Packaging	767	16	741	14
Bleached pulp and paper	525	11	551	11
Building products	1,852	39	1,882	36
Building products distribution	—	—	622	12
Other[1]	(364)	(8)	(544)	(11)

Total net sales	$4,799	100%	$5,188	100%

OPERATING PROFITS (LOSSES)
North America consumer products	$220	48%	$148	26%
International consumer products	22	5	38	7
Packaging	68	14	82	14
Bleached pulp and paper[2]	2	1	27	5
Building products	228	49	366	66
Building products distribution	—	—	40	7
Other[3]	(84)	(17)	(144)	(25)

Total operating profits	456	100%	557	100%

Interest expense	(153)		(178)

Income from continuing operations before income taxes	303		379
Provision for income taxes	(109)		(149)

Income from continuing operations	194		230
Income (loss) from discontinued operations, net of taxes	—		(10)

Net income	$194		$220

[1]	Includes elimination of intersegment sales.
[2]	Amounts in 2005 and 2004 include operating losses of $5 million from our 38.85% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Six Months 2005		First Six Months 2004

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products	$2,974	32%	$2,768	27%
International consumer products	1,029	11	1,051	10
Packaging	1,466	16	1,364	14
Bleached pulp and paper	800	9	787	8
Building products	3,141	32	2,553	24
Building products distribution	—	—	1,883	17
Other	4	—	4	—

Total net sales to unaffiliated customers	$9,414	100%	$10,410	100%

INTERSEGMENT SALES
North America consumer products	$1		$1
International consumer products	1		—
Packaging	61		52
Bleached pulp and paper	299		296
Building products	382		981
Building products distribution	—		3
Other[1]	(744)		(1,333)

Total intersegment sales	$—		$—

TOTAL NET SALES
North America consumer products	$2,975	32%	$2,769	27%
International consumer products	1,030	11	1,051	10
Packaging	1,527	16	1,416	14
Bleached pulp and paper	1,099	12	1,083	10
Building products	3,523	37	3,534	34
Building products distribution	—	—	1,886	18
Other[1]	(740)	(8)	(1,329)	(13)

Total net sales	$9,414	100%	$10,410	100%

OPERATING PROFITS (LOSSES)
North America consumer products	$430	46%	$270	28%
International consumer products	64	7	96	10
Packaging	143	15	127	13
Bleached pulp and paper[2]	9	1	7	—
Building products	432	47	629	65
Building products distribution	—	—	98	10
Other[3]	(153)	(16)	(260)	(26)

Total operating profits	925	100%	967	100%

Interest expense	(308)		(375)

Income from continuing operations before income taxes	617		592
Provision for income taxes	(218)		(220)

Income from continuing operations	399		372
Income (loss) from discontinued operations, net of taxes	—		(5)

Net income	$399		$367

[1]	Includes elimination of intersegment sales.
[2]	Amounts in 2005 and 2004 include operating losses of $11 million and $13 million, respectively, from our 38.85% minority interest in Unisource.
[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are one of the world’s leading manufacturers and marketers of tissue, packaging, paper, building products, and related chemicals. We employ approximately 55,000 people at more than 300 locations in North and South America and Europe. Our operations break down into four principal businesses:

•	Consumer Products. Our consumer products business is the world’s second largest manufacturer of retail and commercial tissue products. We rank first in North America and are a leading manufacturer in Europe. We also manufacture and market our Dixie® line of disposable tabletop products such as cups, plates, and cutlery for sale throughout North America;

•	Building Products. We are a leading producer of building products in the United States, with a portfolio of traditional and technologically advanced products, such as our leading moisture and mildew-resistant exterior gypsum sheathing, DensGlass Gold ®, and our Plytanium ® structural wood panels;

•	Packaging. We believe our packaging business, which is built around some of the lowest cost containerboard mills in the United States, yields us the highest return on assets and sales in this industry; and

•	Paper. Our office paper brands are sold through retailers throughout the United States. We are the largest supplier of office paper to the warehouse club and mass retailer channels, and the fifth-largest office paper producer in North America.

Our strategy is to improve our portfolio of businesses by investing in businesses that are high value-added and that position us closer to consumers. A key component of that strategy is improving our bath tissue, paper towel and napkin business, which we refer to as our tissue business. We believe that our acquisition of Fort James Corporation in late 2000 directly facilitated that strategy. In our other paper and forest products businesses, we are focused on maximizing cash returns by differentiating our products, partnering with our large growing customers, and improving supply chain efficiencies.

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

OVERVIEW OF SECOND QUARTER 2005 RESULTS

Cash flow and liquidity continue to be strong.

•	Cash flow from operations for the second quarter was $516 million.

•	Debt was $8,524 million at July 2, 2005.

Overall net sales were somewhat flat.

•	After adjusting for the sale of our building products distribution segment, which was sold in May 2004, net sales increased by $56 million, or 1%, over second quarter 2004. While Building Product sales were strong in the quarter, they were down from the record levels experienced in the second quarter of 2004. This decline was more than offset by higher sales in our North American Consumer Products and Packaging segments.

•	Average sales prices for our major U.S. product lines excluding structural panels were higher in the second quarter of 2005 compared to the same period in 2004, due primarily to price increases realized in the second half of 2004 and the first quarter of 2005.

Third Party Sales by Principal Business

Second Quarter

Operating profit and income from continuing operations for the second quarter of 2005 decreased from the same period in 2004.

•	Operating profit for the second quarter decreased from $557 million to $456 million, a decrease of 18%.

•	Income from continuing operations decreased from $230 million to $194 million, a decrease of 16%.

•	Raw materials and energy inflation increased our operating costs approximately $105 million and $223 million during the second quarter and first six months of 2005 compared to the same periods in 2004. Fiber costs are expected to decline somewhat in the second half of 2005, while energy costs are expected to remain high.

•	Our operations were also negatively affected by both planned and unplanned mill maintenance outages during the second quarter of 2005.

•	The second quarter 2004 includes $58 million of gains on business divestitures and asset sales, and $40 million of operating profit from our building products distribution business prior to its sale.

•	Stock compensation expense was $41 million lower during the second quarter of 2005.

The following chart shows the change in operating profit by segment.

Note: In May 2004, we sold our Building Products Distribution business.

RESULTS OF OPERATIONS AND RELATED INFORMATION

In this section, we discuss and analyze our net sales, operating profit and other information relevant to an understanding of our results of operations for the second quarter and first six months of 2005. In this discussion and analysis, we compare our second quarter and the first six months of 2005 results with second quarter and first six months of 2004 results.

Analysis of Net Sales by Business Segment—Second Quarter and Six Months Ended July 2, 2005

	Second Quarter		Change in Net Sales		Distribution of Change in Net Sales

In millions	2005	2004	Total		Price/Mix	Volume	Other

Net sales:
North America consumer products	$1,515	$1,427	$88	6%	8%	(2)%	—
International consumer products	504	509	(5)	(1)	(2)	(3)	4%
Packaging	767	741	26	4	4	—	—
Bleached pulp and paper	525	551	(26)	(5)	4	(9)	—
Building products	1,852	1,882	(30)	(2)	(1)	—	(1)
Building products distribution(1)	—	622	(622)	(100)	—	—	(100)
Other(2)	(364)	(544)	180	32	—	—	32

Total net sales	$4,799	$5,188	$(389)	(7)%	2%	(1)%	(8)%

	First Six Months		Change in Net Sales		Distribution of Change in Net Sales

In millions	2005	2004	Total		Price/Mix	Volume	Other

Net sales:
North America consumer products	$2,975	$2,769	$206	7%	8%	(1)%	—
International consumer products	1,030	1,051	(21)	(2)	(3)	(3)	4%
Packaging	1,527	1,416	111	8	8	—	—
Bleached pulp and paper	1,099	1,083	16	1	6	(5)	—
Building products	3,523	3,534	(11)	—	—	1	(1)
Building products distribution(1)	—	1,886	(1,886)	(100)	—	—	(100)
Other(2)	(740)	(1,329)	589	44	—	—	44

Total net sales	$9,414	$10,410	$(996)	(10)%	2%	—	(12)%

(1)	Represents second quarter sales from the building products distribution segment prior to its sale on May 7, 2004.

(2)	Includes the elimination of intersegment sales.

Consolidated net sales were lower for the second quarter and first six months of 2005 compared to the same periods in 2004. Excluding net sales by the building products distribution segment and treating our intrasegment sales to this segment as outside sales, consolidated net sales for the second quarter and first six months of 2005 from our ongoing operations increased approximately 1% and 4%, respectively, compared to the same periods in 2004.

North America Consumer Products

•	The increase in net sales for both the second quarter and first six months of 2005 was primarily the result of higher pricing achieved during 2004 for retail tissue, and higher pricing achieved during 2004 and the first quarter of 2005 for commercial tissue and Dixie products. This was offset slightly by lower volumes as we implemented these price increases.

International Consumer Products

•	The decrease in net sales for both the second quarter and first six months of 2005 was primarily the result of a six week industry-wide strike in Finland and continuing competitive market conditions in most countries, which caused a decrease in our sales volumes and put downward pressure on selling prices in local currencies. This was somewhat offset by a weaker U.S. dollar relative to the Euro, which benefited reported net sales by approximately $20 million and $42 million for the second quarter and the first six months of 2005, respectively.

Packaging

•	The increase in net sales for the second quarter and first six months of 2005 was primarily the result of higher pricing achieved in the second half of 2004 for all products. Volumes, however; remained flat for the second quarter and first six months of 2005, below forecasted levels.

Bleached Pulp and Paper

•	The decrease in net sales for the second quarter was primarily the result of lower volumes in communication paper due to softer markets and the elimination of production capacity with the shut-down of a machine in 2004. This was offset somewhat by pricing increases implemented in the second half of 2004.

•	The overall increase in net sales for the first six months of 2005 was primarily due to pricing increases implemented in the second half of 2004. This was partially offset by declining volumes in communication paper due to softer markets in 2005 and the elimination of production capacity.

Building Products

•	The decrease in net sales for the second quarter and first six months of 2005 was primarily due to lower prices for our structural panel products as a result of additional capacity and imports over last year. This was partially offset by higher average selling prices for lumber, industrial wood panels, gypsum and chemical products. Although overall segment volumes were flat for the second quarter, we did experience higher volumes for our lumber, gypsum and structural panel products offset by lower volumes from our industrial wood products. In May 2005, we completed the startup of our Hosford oriented strand board facility in Florida, which contributed to the increased volumes in our structural panel products. Volumes for the first six months of 2005 were up over the same period in 2004, with higher volumes for our lumber and gypsum products offset by lower volumes from our industrial wood products.

•	Net sales for the second quarter and first six months of 2004 also include approximately $18 million and $36 million in sales from four hardwood lumber mills, which were sold during 2004.

Analysis of Operating Profit (Loss) by Business Segment—Second Quarter and Six Months Ended July 2, 2005

	Second Quarter

In millions	2005	2004	Change		Distribution of change in Operating Profit/Loss

			Total		Price/Mix	Volume	Raw Materials & Energy	Other

Operating profit (loss):
North America consumer products	$220	$148	$72	49%	77%	(5)%	(23)%	—
International consumer products	22	38	(16)	(42)	(39)	(16)	1	12%
Packaging	68	82	(14)	(17)	30	—	(13)	(34)
Bleached pulp and paper	2	27	(25)	(93)	96	(44)	(59)	(86)
Building products	228	366	(138)	(38)	(23)	10	(16)	(9)
Building products distribution	—	40	(40)	(100)	—	—	—	(100)
Other	(84)	(144)	60	42	(12)	—	12	42

Total operating profit	$456	$557	$(101)	(18)%	9%	2%	(19)%	(10)%

	First Six Months

In millions	2005	2004	Change		Distribution of change in Operating Profit/Loss

			Total		Price/Mix	Volume	Raw Materials & Energy	Other

Operating profit (loss):
North America consumer products	$430	$270	$160	59%	86%	(3)%	(26)%	2%
International consumer products	64	96	(32)	(33)	(32)	(16)	(9)	24
Packaging	143	127	16	13	65	(6)	(20)	(26)
Bleached pulp and paper	9	7	2	29	1000	(186)	(414)	(371)
Building products	432	629	(197)	(31)	(7)	5	(19)	(10)
Building products distribution	—	98	(98)	(100)	—	—	—	(100)
Other	(153)	(260)	107	41	(11)	—	11	41

Total operating profit	$925	$967	$(42)	(4)%	29%	(2)%	(23)%	(8)%

North America Consumer Products

•	The increase in operating profit for the second quarter and first six months of 2005 was primarily due to improved pricing and mix across all channels for retail and commercial tissue and Dixie products. Additionally, the first six months of 2004 included advertising and promotion costs due to the re-launch of our Brawny® paper towels and Quilted Northern® bathroom tissue. The resulting increase in operating profit was partially offset by cost inflation for fiber, resin, electricity and natural gas as well as higher distribution costs. Shipments were down slightly in both the second quarter and first six months of 2005, as the realization of price increases continued in commercial tissue and Dixie. Business conditions are expected to remain strong in the second half of 2005, due to seasonal factors as well as previously announced price increases for commercial tissue.

•	Included in the results for the first six months of 2005 and 2004 were charges of $7 million and $21 million, respectively. The charges for 2005 related to employee termination costs and asset impairments at our Green Bay Broadway facility in the first quarter. The 2004 charges related to asset writedowns at our Bellingham, Washington facility in addition to asset writedowns and employee severance at our Green Bay Broadway facility.

International Consumer Products

•	The decrease in segment operating profit for the second quarter and the first six months of 2005 primarily resulted from lower prices in local currencies due to competitive market conditions in most countries and higher costs for raw materials and energy. This was offset somewhat by efforts to reduce selling and other manufacturing costs. Decreased volumes during the second quarter of 2005 were primarily a result of a six week industry-wide strike in Finland and the delay in the rebuild and start up of a tissue machine in the United Kingdom. Operating profit for the second quarter and first six months of 2005 also included the positive impact from a weaker U.S. dollar against the functional currencies of the businesses in the segment of $1 million and $3 million, respectively. We expect the competitive market conditions in most countries to continue in the second half of 2005.

•	Included in the first six months of 2005 results is income of $3 million which represents the segment’s portion of the reversal of prior period insurance charges, described further in Note 1. Included in the first six months of 2004 results is $4 million in income related to the reversal of accrued severance costs in our U.K. operations.

Packaging

•	Results for the second quarter 2004 included a gain of $23 million related to the sale of packaging assets offset by a charge of $5 million for relocation expenses.

•	Excluding these items, the increase in operating profit for the second quarter and first six months of 2005 was primarily due to price increases achieved for all products in the second half of 2004, offset by increased costs in fiber, energy and maintenance. We do not anticipate significant non-seasonal increases in demand for the balance of the year and will continue to operate to meet demand. In addition, based on current published price indices we expect lower pricing levels in the second half of 2005.

Bleached Pulp and Paper

•	Results for the first six months of 2005 included a loss of $11 million related to a sublease of a warehouse vacated by Unisource in the first quarter of 2005.

•	Results for the first six months of 2004 included a gain of $26 million related to the sale of our interest in a Brazilian pulp business.

•	Excluding these items, the increase in operating profit for the second quarter and first six months of 2005 was primarily due to continued higher average selling prices first achieved in the second half of 2004. This was partially offset by lower volumes and higher costs for raw materials and energy and impacts resulting from planned and unplanned maintenance outages. Losses related to our minority interest in Unisource were $5 million and $11 million for the second quarter and first six months of 2005, respectively, compared to $5 million and $13 million for the second quarter and first six months of 2004, respectively. We expect pricing pressure in communication paper to increase over the second half of 2005.

Building Products

•	The decrease in operating profit for both the second quarter and first six months of 2005 primarily resulted from higher raw materials and energy costs and lower prices for our structural panel products as a result of additional capacity and imports. This was offset slightly by higher average selling prices for lumber, gypsum and industrial wood panels as well as increased volumes for structural panels, lumber and gypsum. Residential and non-residential construction is expected to remain strong in the second half of 2005. During the second quarter of 2005 we implemented price increases on ToughRock® wallboard, which remains on allocation throughout the United States, and we have announced a third quarter price increase on our proprietary Dens Technology™ products.

•	Operating profit for second quarter of 2005 included impairment charges of $3 million related to the Caledonia gypsum mine closure. Operating profit for first six months of 2004 included severance costs of $2 million related to the closing of certain plants during the first quarter of 2004.

Building Products Distribution

•	This segment was sold on May 7, 2004.

Other

•	Other includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

•	The results for the second quarter and first six months of 2005 included charges of $13 million and $17 million, respectively, for the early extinguishment of debt compared with $27 million and $53 million for the second quarter and first six months of 2004, respectively.

•	During the second quarter and first six months of 2005, stock-based compensation expense decreased by $41 million and $72 million, respectively, due to lower stock prices and to the recognition in 2004 of expense related to 2002 performance awards.

•	During the second quarter 2005 we had $21 million in lower costs related to incentive compensation, foreign currency translation and favorable insurance experience adjustments offset by a liability reserve of $11 million related to an IRS challenge of the tax-exempt status of bonds described further in Note 11. For the first six months of 2005 we experienced $5 million in higher costs related to foreign currency translation and a favorable workers compensation experience adjustment in 2004.

•	The results for the first quarter of 2005, includes a reversal of prior period insurance charges of $24 million described further in Note 1, $21 million of which was recorded in the Other segment. We expect to receive a total cash refund of $31 million in the third quarter as the insurance contract expired.

Consolidated Statement of Operations Discussion:

Interest:

•	During the second quarter and first six months of 2005, Interest expense, net decreased $25 million and $67 million, respectively, compared to the same periods in 2004 principally as a result of lower debt levels, offset somewhat by higher average variable interest rates. Debt was approximately $713 million lower during the second quarter of 2005 compared to the same period of 2004. For the second quarter and first six months of 2004, interest expense allocated to discontinued operations was $2 million and $5 million, respectively.

Income Tax:

•	The effective income tax rates for the second quarter and the first six months of 2005 were lower than the rates for the comparable periods in 2004 primarily as a result of an increase in tax expense resulting from the sale of certain operating businesses in the second quarter of 2004 and the impact of the federal tax deduction for qualified production activities, as described in Note 1, partially offset by an increase in the valuation allowance associated with certain deferred tax assets of one of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We believe it is important to manage our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure that we can meet our financial obligations and finance capital spending and attractive business opportunities. We continuously review the appropriate level of debt to employ in our capital structure, targeting investment grade metrics. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. Currently, approximately 76% of our aggregate debt is at fixed rates.

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

OPERATING ACTIVITIES. For the first six months of 2005 we generated cash from operations of $608 million. Working capital increased approximately $290 million during the first six months, reflecting incentive payments from 2004 and an increase in taxes payable. Taxes paid declined by $161 million versus the same period in 2004. During the first six months of 2004 we generated cash of $508 million.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the first six months of 2005 were $323 million, compared to $288 million in 2004. Our capital spending for 2005 is expected to be approximately $820 million and will be funded primarily by cash flows from operations. This includes a new oriented strand board facility in Hosford, Florida, which began operating in the second quarter of 2005. Other major projects for 2005 include the installation of a boiler and a turbine generator at our Port Hudson, Louisiana facility and the installation of wastewater treatment equipment at our Palatka, Florida facility. The following chart shows our capital expenditures for the first six months by business operating segment.

In February 2004, the United States EPA finalized two new maximum achievable control technology (MACT) requirements that establish new air emission limits for plywood and composite panel facilities (PCWP MACT) and for boilers at both wood products and pulp and paper facilities (Boiler MACT). Compliance with these standards will be required by mid-2007. We currently estimate compliance cost for the PCWP MACT standard at 40 plants to be approximately $80 million, and compliance cost for the Boiler MACT to be approximately $50 million to install emission controls on 38 boilers at various manufacturing locations. The bulk of the capital spending will occur in the second half of 2005 and throughout 2006 and will be funded from operating cash flows.

In January 2005, we completed the sale of our Bellingham, Washington facility to the Bellingham Port Authority (the “Port”) for no consideration other than the Port’s assumption of substantially all environmental liabilities associated with the facility site. We incurred cash expenditures of approximately $6 million related to the sale.

FINANCING ACTIVITIES. Our debt decreased by $165 million to $8,524 million at July 2, 2005 from $8,689 million at January 1, 2005. This decrease includes the effect of changes in foreign currency exchange rates and the fair market value of hedged instruments of $7 million and $2 million, respectively, during this time period. For the first six months of 2005, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.2%. The following table details changes in our short and long-term debt balances during the first six months of 2005:

(in millions)	Short-term debt	Long-term debt(1)	Total

Beginning balances:	$568	$8,121	$8,689
Maturities
Industrial revenue bonds	—	(8)	(8)
Repayments	—	(304)	(304)
Borrowings	—	13	13
Net change in short-term debt (2)	20	—	20
Net change in revolving loans (3)	—	123	123
Other:
Effect of foreign currency exchange rates	—	(7)	(7)
Change in the fair market value of hedged instruments	—	(2)	(2)

Ending balances	$588	$7,936	$8,524

(1)	Ending balance includes current portion of long-term debt of $646 million.

(2)	Net change includes repayments and re-borrowings on our short-term debt of $479 million and $499 million, respectively.

(3)	Net change includes repayments and re-borrowings of our senior credit facility of $1,857 million and $1,980 million, respectively.

For a detailed discussion of our current year activity, refer to Note 8.

Our borrowing arrangements contain a number of financial and non-financial covenants. In addition, certain agreements contain cross-default provisions. Our continued compliance with these covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us. As of July 2, 2005 we were in compliance with all of our debt covenants.

As of July 2, 2005, we had $588 million outstanding under our $800 million accounts receivable secured borrowing program through G-P Receivables, Inc., our wholly owned-subsidiary. The total cost of the program for the first six months of 2005 and 2004 were $11 million and $8 million, respectively.

During the second quarter of 2005, the IRS determined that $61 million of tax-exempt bonds issued to finance a portion of solid waste disposal facilities at our Toledo, Oregon mill in the mid-to-late 1990s did not qualify for tax-exempt status. If it is finally determined (including through a judicial determination) that these bonds are taxable, we will call them for redemption under the terms of the bond indentures, and we may do so within the next twelve months. Accordingly, we have classified these bonds in “Current portion of long-term debt” on the accompanying balance sheets as of July 2, 2005. Depending on the ultimate outcome of the IRS challenge to other series of tax-exempt bonds issued for similar purposes in connection with other facilities, it is possible that we will redeem additional bonds with a principal balance of up to $232 million with approximately $7 million of unamortized debt discount and issuance costs at July 2, 2005. We expect all payments required to redeem the bonds would be funded through our senior credit facility. For further information regarding these bonds, see Note 11.

On April 30, 2005, we called $250 million of our 8.625% debentures due April 30, 2025. In conjunction with this transaction, we recorded a pretax charge of $13 million for call premiums and to write off deferred debt issuance costs during the second quarter of 2005. This charge for the early extinguishment of debt was included in “Other losses, net” in the accompanying statements of operations.

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

During the first quarter of 2005, we exercised an early buyout option on capital leases with associated borrowings of $42 million due through February 15, 2010 and February 15, 2012. The payment for the early buyout will be made on or about February 15, 2006. We have reclassified the related borrowings as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of July 2, 2005.

We have interest rate exchange agreements that effectively converted $500 million of fixed-rate obligations to floating-rate obligations. For the six months ended July 2, 2005, these agreements decreased interest expense by $2 million. The agreements had a weighted-average maturity of approximately four years at July 2, 2005. The estimated fair value of these agreements at July 2, 2005 was an $8 million liability, which is offset by an adjustment to our debt of $8 million.

Our $2.5 billion, five-year, unsecured senior credit facility which includes a $500 million non-amortizing term loan matures July 2, 2009. Amounts committed and outstanding under this facility include the following:

(In millions)	July 2, 2005

Commitments:
Revolving loans	$2,000
Term loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letter of credit agreements(1)	(531)
Revolving loans due July 2009, average rate of 4.3%	(328)
Term loans due July 2009, average rate of 4.8%	(500)

Total committed and outstanding	(1,359)

Total credit available	$1,141

(1)	Includes only standby letters of credit supported by the senior credit facility.

As of July 2, 2005, we had an additional $24 million in letters of credit outstanding from various financial institutions.

As of July 2, 2005, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first six months of 2005 and 2004, we paid dividends totaling $91 million and $64 million, respectively. On February 3, 2005, we announced that our Board of Directors increased our quarterly cash dividend by 40 percent to 17.5 cents per share from 12.5 cents per share. The increased dividend is equal to an annual rate of 70 cents per share compared with the previous annual rate of 50 cents per share.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Related-Party Transactions

Unisource:

We own a 38.85% interest in Unisource, which continues to be a customer with sales to it of $61 million and $129 million for the second quarter and first six months of 2005, respectively, and $77 million and $147 million for the second quarter and first six months of 2004, respectively. We have the following continuing relationships with Unisource:

•	Two payment-in-kind notes receivable with face amounts of $70 million and $100 million and a book value of approximately $144 million at July 2, 2005,

•	A sublease receivable with a balance of $139 million at July 2, 2005,

•	During the second quarter 2005 we were released from our obligation to loan up to $100 million to Unisource.

GA-MET:

Our joint venture GA-MET owns and operates our main office building in Atlanta, Georgia. At July 2, 2005, GA-MET had an outstanding mortgage loan payable in the amount of $119 million. In the event of foreclosure, each partner has severally guaranteed payment on one-half of any shortfall of collateral value to the outstanding secured indebtedness.

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

Costs Associated with Resolution of Tax-Exempt Bond Matters

As discussed in this Form 10-Q, in the second quarter of 2005 the Internal Revenue Service determined that two series of tax-exempt bonds issued to finance a portion of the cost of solid waste disposal facilities at our Toledo, Oregon mill did not qualify for tax-exempt status. The IRS is also examining other series of bonds issued for similar purposes in connection with other company facilities. As a result, we have established a liability reserve of $11 million. However, there can be no assurance that the final cost of resolving these bond matters will not exceed this currently estimated amount. While we do not believe that our ultimate costs to resolve these bond matters is likely to have a material adverse effect on our consolidated financial condition, it is possible that the effect could be material to our consolidated results of operations for an individual reporting period.

Mill Outages

Our manufacturing process is vulnerable to operational problems that can impair our ability to produce our products. Many of our facilities contain complex and sophisticated machines that are used in our manufacturing processes. We could experience a breakdown in any of these machines or other important equipment, and from time to time schedule planned and unplanned outages to conduct maintenance that cannot be performed safely during operations. Such disruptions could cause significant lost production, which could have a material adverse effect on our business, financial condition and operating results.

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

Interest Rate Risks

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At July 2, 2005, the debt portfolio was composed of approximately 24% of variable-rate debt, adjusted for the effect of interest rate exchange agreements, and 76% of fixed-rate debt. Our strategy to manage exposure to interest rate fluctuations did not change significantly during the first six months of 2005 and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. See Note 8 of the Notes to Consolidated Financial Statements.

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

At July 2, 2005, these contracts had a notional quantity of 6.6 million MMBtus of natural gas and the fair market value of such contracts was an asset of $6 million. As of July 2, 2005, $6 million of deferred gains on these hedges was included in accumulated other comprehensive income. Deferred gains or losses on these hedges will be reclassified into earnings during the next three months.

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

July 2, 2005

Item 1.	Legal Proceedings.

The information contained in Note 11 of the Notes to Consolidated Financial Statements filed as part of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Corporation was held on May 3, 2005. A total of 215,377,040 of the Corporation’s shares were represented in person or by proxy at the meeting. This represented 82.889% of the Corporation’s 259,839,087 shares issued, outstanding and entitled to vote at such meeting.

Proposal 1:

Shareholders elected five directors for three-year terms that will expire at the annual meeting in of shareholders in 2008 or until their successors are elected and qualified. The vote tabulation for individual directors was:

Directors	For	Withheld
James S. Balloun	209,746,840	5,630,200
Thomas D. Bell, Jr.	209,686,179	5,690,861
Jon A. Boscia	209,748,296	5,628,744
Alston D. Correll	207,033,158	8,343,882
John D. Zeglis	209,726,259	5,650,781

Other directors whose term of office as a director continued after the meeting were Barbara L. Bowles, Donald V. Fites, Sir Richard V. Girodano, David R. Goode, Karen N. Horn Ph.D., M. Douglas Ivester, William R. Johnson, Louis W. Sullivan, M.D. and Lee M. Thomas.

Proposal:		For	Against	Abstain	Broker Non-Votes

2.	Approval of 2005 Long-Term Incentive Plan	179,679,337	11,215,068	2,560,732	21,921,903

3.	Ratification of Independent Auditors	212,523,625	1,384,987	1,468,428	N/A

4.	Amendment of Bylaws to Eliminate Classified Board Structure	150,766,916	40,204,112	2,484,109	21,921,903

Proposals 2 and 3 were approved. Proposal 4 was not approved by the required minimum of 75% of the Corporation’s shares outstanding. The text of the above proposals are incorporated by reference to Items 2, 3 and 4, respectively, of the Corporation’s definitive Proxy Statement dated March 21, 2005, filed with the SEC pursuant to Regulation 14A on March 21, 2005.

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

Date: July 28, 2005	GEORGIA-PACIFIC CORPORATION
(Registrant)

	by	/s/ Danny W. Huff
Danny W. Huff,
Executive Vice President - Finance and Chief Financial Officer

	by	/s/ Robert P. Nelson
Robert P. Nelson,
Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS

FILED WITH THE QUARTERLY REPORT

ON FORM 10-Q FOR THE

THREE MONTHS ENDED JULY 2, 2005

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