Form 10-Q
period 2005-10-01
GEORGIA PACIFIC CORP
filed 2005-10-27
CIK 41077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of the close of business on October 24, 2005, Georgia-Pacific Corporation had 260,309,202 shares of Georgia-Pacific Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	Third Quarter		First Nine Months

(In millions, except per share amounts)	2005	2004	2005	2004

Net sales	$4,713	$4,741	$14,127	$15,151
Costs and expenses:
Cost of sales	3,587	3,516	10,654	11,386
Selling and distribution	269	252	806	902
Depreciation, amortization and accretion	233	231	699	711
General and administrative	198	212	566	656
Other losses (income), net	9	(8)	60	(9)

Operating profit	417	538	1,342	1,505

Interest, net	145	167	453	542

Income from continuing operations before income taxes	272	371	889	963
Provision for income taxes	129	132	347	352

Income from continuing operations	143	239	542	611
Income (loss) from discontinued operations, net of taxes	2	1	2	(4)

Net income	$145	$240	$544	$607

Basic per share:
Income from continuing operations	$0.55	$0.93	$2.10	$2.40
Loss from discontinued operations, net of taxes	0.01	0.01	0.01	(0.02)

Net income	$0.56	$0.94	$2.11	$2.38

Diluted per share:
Income from continuing operations	$0.54	$0.91	$2.05	$2.33
Loss from discontinued operations, net of taxes	0.01	—	0.01	(0.02)

Net income	$0.55	$0.91	$2.06	$2.31

Shares (denominator):
Weighted average shares outstanding	258.9	256.0	258.3	254.9
Dilutive securities:
Options and other equity securities	5.6	7.2	6.0	7.5

Total assuming conversion	264.5	263.2	264.3	262.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	First Nine Months

(In millions)	2005	2004

Cash flows from operating activities
Net income	$544	$607
Adjustments to reconcile net income to cash provided by operations (excluding the effect of dispositions):
Depreciation	670	696
Amortization of intangible assets, deferred charges and accretion	45	59
Stock compensation expense	20	85
Deferred income taxes	(35)	79
Other losses (income), net	60	(14)
Increase in receivables	(107)	(481)
Increase in inventories	(89)	(60)
(Decrease) increase in accounts payable	(26)	208
Change in other working capital	(11)	40
Change in taxes payable/receivable	244	(38)
Change in other assets and other long-term liabilities	(99)	(263)
Other, net	1	39

Cash provided by operations	1,217	957

Cash flows from investing activities
Property, plant and equipment investments	(506)	(448)
Acquisitions	—	(23)
Net proceeds from sales of assets	74	1,416
Other	(4)	(14)

Cash (used for) provided by investing activities	(436)	931

Cash flows from financing activities
Repayments of long-term debt	(3,263)	(5,264)
Additions to long-term debt	2,808	3,901
Fees paid to issue debt	(1)	(14)
Fees paid to retire debt	(14)	(35)
Net change in bank overdrafts	10	(15)
Net decrease in accounts receivable secured borrowings and short-term notes	(280)	(303)
Proceeds from option plan exercises	15	53
Cash dividends paid ($0.525 per share and $0.375 per share, respectively)	(137)	(97)
Other, net	—	(2)

Cash used for financing activities	(862)	(1,776)

Effect of exchange rate changes on cash and equivalents	(30)	(4)

(Decrease) increase in cash and equivalents	(111)	108
Balance at beginning of period	225	51

Balance at end of period	$114	159

Supplemental disclosures of cash flow information:
Total interest cost, net — continuing operations	$458	$552
Interest capitalized	(5)	(10)

Interest expense, net — continuing operations	453	542
Interest expense, net — discontinued operations	—	5

Total interest expense, net	$453	$547

Interest paid	$497	$582

Income tax paid, net	$127	$308

Debt assumed by buyer	$—	$73

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(In millions, except shares and per share amounts)	October 1, 2005	January 1, 2005

ASSETS
Current assets
Cash and equivalents	$114	$225
Receivables, less allowances of $28 and $26, respectively	1,803	1,766
Inventories	1,600	1,548
Deferred income tax assets	28	28
Taxes receivable	—	56
Other current assets	294	324

Total current assets	3,839	3,947

Property, plant and equipment
Land, buildings, machinery and equipment, at cost	18,168	17,934
Accumulated depreciation	(10,153)	(9,529)

Property, plant and equipment, net	8,015	8,405

Goodwill, net	7,414	7,551
Intangible assets, net	646	701
Other assets	2,414	2,468

Total assets	$22,328	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Secured borrowings and other short-term notes	$288	$568
Current portion of long-term debt	653	57
Accounts payable	1,583	1,668
Accrued compensation	259	323
Taxes payable	187	—
Other current liabilities	1,022	1,000

Total current liabilities	3,992	3,616

Long-term debt, excluding current portion	6,999	8,064
Other long-term liabilities	3,535	3,698
Deferred income tax liabilities	1,391	1,469

Total liabilities	15,917	16,847

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Junior preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.80; 400,000,000 shares authorized; 259,115,000 and 256,992,000 shares issued and outstanding	207	205
Additional paid-in capital	3,667	3,610
Retained earnings	2,497	2,090
Accumulated other comprehensive income	40	320

Total shareholders’ equity	6,411	6,225

Total liabilities and shareholders’ equity	$22,328	$23,072

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

	Third Quarter		First Nine Months

(In millions)	2005	2004	2005	2004

Net income	$145	$240	$544	$607
Other comprehensive income (loss), net of tax:
Derivative instruments:
Fair market value adjustments on derivatives	4	2	9	2
Reclassification adjustments for gains included in net income	(7)	—	(9)	—
Foreign currency translation adjustments	1	54	(284)	(11)
Unrealized loss on securities	—	—	(2)	—
Minimum pension liability adjustment	1	—	6	26

Comprehensive income	$144	$296	$264	$624

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

GEORGIA-PACIFIC CORPORATION AND SUBSIDIARIES

October 1, 2005

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

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

In March 2005, we corrected our accounting for an insurance policy with a three-year term expiring in June of 2005. From 2002 through 2004, we had recorded all payments made under the policy as prepaid insurance, which was amortized into expense. However, a portion of these payments was refundable based upon actual loss experience and, therefore, should have been recorded as a deposit rather than as an insurance expense. Losses covered by the deposit were to be expensed as incurred. We concluded that the resulting overstatement of insurance expense during 2002 through 2004 was not material, either individually or in the aggregate, to our results of operations, to trends for those periods affected, or to a fair presentation of our financial statements. Accordingly, results for the prior periods have not been restated. Instead, we reduced our insurance expense (cost of sales) and increased other current assets by $24 million to correct this error in the first quarter of 2005 and $1 million in the third quarter of 2005. We received a total cash refund of $31 million related to the refund of the deposit in the third quarter of 2005.

We recorded net losses related to our equity method investments of $2 million and $1 million for the third quarters of 2005 and 2004, respectively, and $5 million and $7 million for the first nine months of 2005 and 2004, respectively. Minority interests in income of less than wholly-owned consolidated subsidiaries totaled $4 million and $16 million for the third quarter and the first nine months of 2005, respectively, and $3 million and $13 million for the third quarter and first nine months of 2004, respectively. These amounts are included in cost of sales on our consolidated statements of operations.

We classify certain shipping and handling costs as selling and distribution expenses. Shipping and handling costs included in selling and distribution expenses were $62 million and $185 million for the third quarter and first nine months of 2005, respectively and $63 million and $233 million for the third quarter and first nine months of 2004, respectively.

Interest, net is interest expense of $538 million and $625 million, net of interest income of $85 million and $78 million, for the first nine months of 2005 and 2004, respectively. A majority of our interest income is associated with the notes received in connection with our sale of a 60% controlling interest in Unisource Worldwide, Inc. (“Unisource”) in 2002 and sales of various timberlands in prior years.

Other Losses (Income), net

The following amounts are included in Other losses (income), net

	Third Quarter		First Nine Months

(In millions)	2005	2004	2005	2004

Asset impairments	$14	$—	$19	$13
Early extinguishment of debt	—	—	17	53
Estimated loss on warehouse sublease	1	—	12	—
Gain on sale of assets	(19)	(10)	(16)	(75)
Settlement of asbestos insurance receivable	(4)	—	(1)	—
Tax-exempt bond liability reserve (Note 11)	—	—	11	—
Unisource sales tax audit charge	7	—	7	—
Change in environmental liabilities, net of insurance receivables	8	—	8	—
Other	2	2	3	—

Other losses (income), net	$9	$(8)	$60	$(9)

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

	Third Quarter		First Nine Months

(In millions, except per share amounts)	2005	2004	2005	2004

Net income as reported	$145	$240	$544	$607
APB No. 25 stock-based employee compensation expense for 2002 awards	—	4	—	17
Less stock-based employee compensation expense determined under the fair value based method, net of taxes	—	(1)	—	(4)

Pro forma net income	$145	$243	$544	$620

Stock based employee compensation cost, net of taxes, included in the determination of net income as reported	$16	$15	$16	$61

Basic net income per share:
As reported	$0.56	$0.94	$2.11	$2.38
Pro forma	0.56	0.95	2.11	2.43

Diluted net income per share:
As reported	$0.55	$0.91	$2.06	$2.31
Pro forma	0.55	0.92	2.06	2.36

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

In December 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act (“AJCA”), introduced a special tax deduction related to qualified production activities. This deduction is equal to 3% of qualified income for years 2005 and 2006, then is scheduled to increase to a 6% deduction for years 2007 through 2009, and finally, will increase to a 9% deduction beginning in year 2010. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Effective in the first quarter of fiscal 2005, we qualified for this special tax deduction and considered it in determining our income tax provision. This tax deduction resulted in an approximate 1% reduction in the federal statutory income tax rate applicable to both the third quarter and the first nine months of 2005.

Also in December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA provides for a special one-time tax deduction, or dividend received deduction (“DRD”), of 85% of certain foreign earnings that are repatriated to the United States and reinvested in qualified investments in the United States. Such qualified investments include: compensation and benefits for employees, hiring and training, capital and infrastructure investments, research and development, and advertising and marketing expenditures.

During the third quarter of 2005, we completed our evaluation of whether to repatriate unremitted earnings of certain of our non-U.S. subsidiaries under the provisions of the AJCA and determined to repatriate approximately $709 million of such earnings, of which approximately $673 million qualifies for the special one-time deduction. On September 28, 2005, we repatriated $200 million and anticipate completing the remaining repatriation by the end of 2005. We recorded income tax expense, net of current year generated tax credits, and a related income tax liability of approximately $36 million in the third quarter of 2005 based on total earnings to be repatriated of $709 million.

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

2.	EARNINGS PER SHARE. Basic earnings per share is computed based on net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the assumed issuance of common shares under long-term incentive stock option plans. The decrease in dilutive securities during 2005 was due primarily to a decrease in the number of shares potentially issuable under our plans. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share.

3.	DIVESTITURES.

In August 2005, we completed the sale of our majority ownership in G-P Flakeboard, Inc., our Canadian medium-density fiberboard operations, to the minority interest owner, and the sale of our Richwood, WV, hardwood lumber mill. Total proceeds received were $69 million and we recorded a $20 million gain related to these sales.

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

Discontinued Operations

On May 7, 2004, we sold our stand-alone market pulp mills at Brunswick, Georgia, and New Augusta, Mississippi, and a short-line railroad. The results of operations associated with these businesses have been reported as discontinued operations in the accompanying consolidated statements of operations. During the third quarter of 2005, we recorded a $2 million credit for income tax true-ups related to the sale. Operating results of these discontinued operations are:

DISCONTINUED OPERATIONS

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)	Third Quarter	First Nine Months

2004
Net sales	$—	$220
Costs and expenses:
Cost of sales	1	179
Selling and distribution	—	6
Depreciation, amortization and accretion	—	13
General and administrative	—	4
Interest, net	—	5
Other income, net	(3)	(5)

Total costs and expenses	(2)	202

Income from discontinued operations before income taxes	2	18
Provision for income taxes	1	22

Income (loss) from discontinued operations, net of taxes	$1	$(4)

The interest expense allocated to the discontinued operations represents the interest associated with the debt that was assumed by the buyer and interest on debt that was required to be repaid as a result of the disposition.

During the third quarter and first nine months of 2004, we sold non-strategic assets and included the related gains and losses in “Other losses (income), net” on the consolidated statements of operations. These sales are detailed in the following table:

	Pre-tax Gain Included in Other Losses (Income), Net

(In millions)	Third Quarter	First Nine Months

2004:
Brazilian pulp business	$(2)	$24
Packaging assets	—	23
Other	5	7

4.	ASSET IMPAIRMENTS AND RESTRUCTURING.

2005:

On September 29, 2005, we approved a restructuring program within our North America Consumer Products segment, primarily in our commercial tissue operations. As part of this program, along with planned restructuring activities in our International Consumer Products segment, we plan to:

•	Reduce structural costs in our commercial tissue operations by optimizing the inherent low cost papermaking at our mills in Savannah, Georgia, and Muskogee, Oklahoma, and right-sizing the Green Bay, Wisconsin mills;

•	Relocate various other tissue operations within the U.S. to more cost-efficient locations; and

•	Reduce costs in our International Consumer Products segment through the implementation of restructuring in Kunheim, France, and further investments and rationalization to improve operating efficiencies in the United Kingdom and the Nordic region.

We estimate that during the course of the entire two-year program, the workforce within our North America and International Consumer Products segments will be reduced by approximately 1,100 positions. As a result of the restructuring, we expect to incur a total of approximately $106 million in restructuring charge. Of the $106 million, $87 million is related to our North America Consumer products segment and $19 million is related to our International Consumer products segment. During the third quarter of 2005, $41 million of the estimated $106 million was expensed in the following categories:

(In millions)

Cost of sales	$24
Selling and distribution	—
Depreciation, amortization and accretion	2
General and administrative	—
Other losses (income), net	15

Income (loss) before income taxes	$(41)

Of the $106 million, we expect to incur approximately $21 million in employee-related costs, including severance and other termination benefits; approximately $53 million in net asset impairment charges, accelerated depreciation, and storeroom writeoffs; and approximately $32 million in other facility-related exit costs. We expect to incur net cash expenditures of approximately $49 million in connection with these charges.

Activities related to restructuring for the third quarter of 2005 were as follows:

(In millions)	Work Force Reductions	Facility Exit Costs	Asset Impairments	Other	Total

Beginning reserve balance	$—	$—	$—	$—	$—
Additions	16	1	24	—	41
Costs charged against reserve	—	(1)	—	—	(1)
Reclassifications of reserve to other balance sheet accounts:
Inventories	—	—	(8)	—	(8)
Property plant & equipment	—	—	(16)	—	(16)
Other assets	—	—	—	—	—

Ending reserve balance	$16	$—	$—	$—	$16

During the first six months of 2005, we had asset impairment charges of approximately $5 million primarily related to the closure of our Caledonia gypsum mine and asset impairments at our Green Bay Broadway facility.

2004:

In June 2004, we signed a letter of intent with the Bellingham Port Authority to sell our Bellingham, Washington facility. In connection with this agreement, we determined that the value of the related assets was impaired. Accordingly, in the second quarter of 2004, we recorded pre-tax charges to earnings of $11 million for asset impairments related to this facility. The sale to the Port was completed in January 2005.

2001:

In connection with the acquisition of Fort James Corporation (“Fort James”), in 2001 we recorded liabilities of $35 million, primarily for lease and contract termination costs at administrative facilities that were closed in California, Connecticut, Illinois, Virginia, Wisconsin and Europe. These leases and contracts expire through 2012. The current remaining balance of the reserve for the lease agreements is approximately $10 million.

5.	INVENTORY VALUATION. Inventories are valued at the lower of cost or market and include the costs of materials, labor and manufacturing overhead. The last-in, first-out (“LIFO”) method was used to determine the cost of approximately 68% and 60% of inventories at October 1, 2005 and January 1, 2005, respectively. The cost of other inventories, primarily inventories of foreign subsidiaries and supplies, generally is determined using the first-in, first-out method or weighted-average cost. The value of inventories as presented in our consolidated balance sheets, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. The major components of inventories were as follows:

(In millions)	October 1, 2005	January 1, 2005

Raw materials	$724	$685
Finished goods	761	743
Supplies	281	278
LIFO reserve	(166)	(158)

Total inventories	$1,600	$1,548

6.	GOODWILL AND INTANGIBLE ASSETS. We are required to assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. Our reporting units with goodwill are: North America tissue, towel and napkin; Dixie; international consumer products; packaging; lumber; gypsum and chemical.

The changes in the carrying amount of goodwill for the first nine months of 2005 and 2004 by reportable segment were:

(In millions)	North America Consumer Products	International Consumer Products	Packaging	Building Products	Consolidated

Balance as of January 3, 2004	$5,831	$987	$630	$36	$7,484
Goodwill acquired during the year	—	—	1	—	1
Reclassifications	2	—	—	—	2
Foreign currency translation	—	(9)	—	—	(9)

Balance as of October 2, 2004	$5,833	$978	$631	$36	$7,478

Balance as of January 1, 2005	$5,816	$1,067	$631	$37	$7,551
Tax related adjustments	(12)	(5)	—	—	(17)
Foreign currency translation	—	(121)	—	1	(120)

Balance as of October 1, 2005	$5,804	$941	$631	$38	$7,414

Intangible Assets

The following table sets forth information about intangible assets subject to amortization:

	As of October 1, 2005		As of January 1, 2005

(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$670	$73	$702	$64
Patents and other	136	87	139	76

Total	$806	$160	$841	$140

The aggregate amortization expense for the first nine months of 2005 and 2004 was $26 million and $24 million, respectively.

7.	ASSET RETIREMENT OBLIGATIONS. Our asset retirement obligations consist primarily of capping and closure and post-closure costs on certain landfills and quarry reclamation costs. We are legally required to perform capping and closure and post-closure care on such landfills and reclamation on the quarries. In accordance with SFAS No. 143, for each such landfill and quarry, we recognized the fair value of a liability for the asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 25 years. We have additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when such information can be reasonably determined.

The following table describes changes to our asset retirement obligation liability:

	First Nine Months

(In millions)	2005	2004

Asset retirement obligation at the beginning of the year	$50	$49
Accretion expense	4	3
Revisions in estimated cash flow	—	(1)
Payments	(1)	(1)
Write-offs	(1)	(1)

Asset retirement obligation at the end of the third quarter	$52	$49

8.	DEBT. Our debt decreased by $749 million to $7,940 million at October 1, 2005 from $8,689 million at January 1, 2005. This decrease includes the effect of changes in foreign currency exchange rates and the fair market value of hedged instruments of $7 million and $10 million, respectively, during this time period. For the first nine months of 2005, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.3%.

As of October 1, 2005, we had $288 million outstanding under our $800 million accounts receivable secured borrowing program through G-P Receivables, Inc., our wholly-owned subsidiary. The total costs of the program for the first nine months of 2005 and 2004 were $18 million and $11 million, respectively.

During the second quarter of 2005, the Internal Revenue Service (“IRS”) determined that two issues of tax-exempt bonds totaling $61 million issued in 1995 to finance a portion of solid waste disposal facilities at our Toledo, Oregon mill in the mid-to-late 1990s did not qualify for tax-exempt status. However, each of these issues was retired (one in 1996 and the other in 1998) with the proceeds of tax-exempt refunding bonds. One of these refunding issues is currently under IRS examination along with 11 other issues of tax-exempt bonds that financed solid waste disposal facilities at various mills. If any of these issues were to be declared taxable by the IRS, we would be required under the bond indentures to redeem such bonds. Depending on the ultimate outcome of these examinations, it is possible that we will redeem bonds with an aggregate principal balance of up to $293 million with approximately $7 million of unamortized debt discount and issuance costs at October 1, 2005. We expect any payments required to redeem these bonds would be funded through our senior credit facility. For further information regarding these bonds, see Note 11.

During the second quarter of 2005, we called $250 million of our 8.625% debentures due April 30, 2025. In conjunction with this transaction, we recorded a pretax charge of $13 million for call premiums and to write off deferred debt issuance costs during the second quarter of 2005. This charge for the early extinguishment of debt was included in “Other losses (income), net” in the accompanying consolidated statements of operations.

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

During the first quarter of 2005, we gave notice of our intent to exercise an early buyout option on capital leases with associated borrowings of $42 million due through February 15, 2010 and February 15, 2012. The payment for the early buyout will be made on or about February 15, 2006. Accordingly, we have reclassified the related borrowings as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of October 1, 2005.

Our $2.5 billion, five-year, unsecured senior credit facility, which includes a $500 million non-amortizing term loan, matures July 2, 2009. Amounts committed and outstanding under this facility include the following:

(In millions)	October 1, 2005

Commitments:
Revolving loans	$2,000
Term loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letters of credit agreements(1)	(483)
Revolving loans due July 2009, average rate of 5.0%	(48)
Term loans due July 2009, average rate of 5.3%	(500)

Total committed and outstanding	(1,031)

Total credit available	$1,469

(1)	Includes only standby letters of credit supported by our senior credit facility.

As of October 1, 2005, we had an additional $24 million in letters of credit outstanding from various financial institutions.

Approximately $109 million of our industrial revenue bonds are supported by letters of credit that expire within one year. We have the ability and intent to refinance these revenue bonds on a long-term basis. Therefore, maturities of these obligations are reflected in accordance with their stated terms.

We have interest rate exchange agreements that effectively convert $500 million of fixed-rate obligations to floating-rate obligations. For the nine months ended October 1, 2005, these agreements decreased interest expense by $2 million. The agreements had a weighted-average maturity of approximately four years at October 1, 2005. The estimated fair value of these agreements at October 1, 2005 was a $16 million liability which is included in “Other long-term liabilities” in the consolidated balance sheets. Additionally, our debt balance has been reduced by the corresponding amount.

At October 1, 2005, we had an interest rate exchange agreement (a collar) that effectively capped a $47 million floating rate obligation to a maximum interest rate of 7.5% and established a minimum interest rate on this obligation of 5.5%. Our interest expense is unaffected by this agreement when the market interest rate falls within this range. For the first nine months ended October 1, 2005, this agreement reduced interest expense by approximately $1 million. This interest rate exchange agreement matured October 25, 2005.

The estimated fair value of our interest rate exchange collar at October 1, 2005 was an asset of less than $1 million, which represents the estimated amount we would have received if this agreement were terminated on October 1, 2005. The fair value at October 1, 2005 was estimated by calculating the present value of anticipated cash flows. The discount rate used was an estimated borrowing rate for similar debt instruments with like maturities.

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

During the nine months ended October 1, 2005, the settlement of these transactions decreased gas costs by $12 million, with an additional $19 million to be reclassed to earnings for our October 2005 gas costs. There were no such contracts outstanding at October 1, 2005.

We use interest rate exchange agreements to manage our interest rate risk. These interest rate exchange agreements are considered hedges of specific borrowings and differences paid and received under the swap arrangements are recognized as adjustments to interest expense. Such contracts had a total notional amount of $500 million at October 1, 2005. These hedges are considered to be highly effective and no ineffectiveness was recorded during the first nine months of 2005. Changes in the fair value of these swaps and that of the related debt, the net of which is zero, are recorded in “Interest, net” on the accompanying consolidated statements of operations. At October 1, 2005, the fair market value of such contracts was a liability of $16 million and was recorded in “Other long-term liabilities” on the accompanying consolidated balance sheets. Additionally, our debt balance has been reduced by the corresponding amount.

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

Net periodic pension cost during the third quarters and first nine months of 2005 and 2004 included the following components:

	Third Quarter		First Nine Months

(In millions)	2005	2004	2005	2004

Service cost of benefits earned	$37	$34	$110	$108
Interest cost on projected benefit obligation	62	62	188	188
Expected return on plan assets	(76)	(70)	(226)	(214)
Amortization of losses	10	9	30	26
Amortization of prior service cost	4	3	12	11
Settlement and curtailment losses	—	—	—	13
Contributions to multiemployer pension plans	3	2	7	7

Net periodic pension cost	$40	$40	$121	$139

The net periodic pension cost above includes approximately $1 million for the first nine months of 2004 reported as discontinued operations.

During the first nine months of 2005, we recognized $121 million of pension expense. We anticipate recording an additional $41 million of pension expense during the remainder of 2005 for a total of $162 million.

During the first nine months of 2005, we made pension contributions of $103 million. We presently anticipate contributing an additional $125 million to fund our pension plans during the remainder of 2005 for a total of $228 million.

Health Care and Life Insurance Benefits

Net periodic postretirement benefit cost during the third quarters and first nine months of 2005 and 2004 included the following components:

	Third Quarter		First Nine Months

(In millions)	2005	2004	2005	2004

Service cost of benefits earned	$1	$1	$2	$3
Interest cost on accumulated postretirement benefit obligation	8	9	27	28
Amortization of prior service credit	(6)	(4)	(14)	(13)
Amortization of unrecognized loss	2	—	6	1

Net periodic postretirement benefit cost	$5	$6	$21	$19

During the first nine months of 2005, we recognized $21 million of postretirement benefit expense. We anticipate recording an additional $6 million in postretirement benefit cost during the remainder of 2005 for a total of $27 million.

During the first nine months of 2005, we made contributions of $50 million for the payment of benefits. We presently anticipate contributing an additional $19 million for the payment of benefits from our retiree medical plans during the remainder of 2005 for a total of $69 million.

11.	COMMITMENTS AND CONTINGENCIES. We are involved in various proceedings incidental to our business and are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which we operate. As is the case with other companies in similar industries, We face possible liabilities, and defense costs, from actual or potential claims and proceedings involving a wide variety of issues.

Although the ultimate outcome of these proceedings cannot be determined with certainty, based on presently available information management believes that adequate reserves have been established for probable losses with respect thereto. Management further believes that the ultimate outcome of these matters could be material to operating results in any given quarter or year, but will not have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

ENVIRONMENTAL MATTERS

We are involved in environmental remediation activities at approximately 162 sites, both owned by us and owned by others, where we have been notified that we are or may be a potentially responsible party (“PRP”) under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. Of the known sites in which we are involved, we estimate that approximately 43% are being investigated, approximately 18% are being remediated and approximately 39% are being monitored (an activity that occurs after either site investigation or remediation has been completed). The ultimate costs to us for the investigation, remediation and monitoring of many of these sites cannot be predicted with certainty, due to the often unknown nature and magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish the cleanups, the evolving nature of cleanup technologies and governmental regulations, and the inability to determine our share of multiparty cleanups or the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating our liabilities. We have established reserves for environmental remediation costs for these sites that we believe are probable and reasonably able to be estimated. To the extent that we are aware of unasserted claims, consider them probable, and can estimate their potential costs, we have included appropriate amounts in the reserves.

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

The following table presents the activity in our environmental liability account for the third quarters and first nine months of 2005 and 2004:

	Third Quarter		First Nine Months

(In millions)	2005	2004	2005	2004

Beginning balance	$220	$239	$237	$230
Expense included in earnings:
Related to previously existing matters	11	—	17	2
Related to new matters	—	1	—	6
Amounts related to divestiture:
Bellingham divestiture	—	—	(14)	—
Reclassification of reserves	—	—	—	7
Payments	(4)	(3)	(13)	(8)

Ending balance	$227	$237	$227	$237

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

It is anticipated that the cost for closure of the second disposal area, the Willow Boulevard/A Site landfill, will be approximately $12 million. The State of Michigan prepared and United States EPA has accepted a new RI/FS for this landfill. The new RI/FS evaluates the same remedies proposed by the PRPs. The decision as to the actual remedy will be made by the United States EPA which decision is expected later this year. We believe the United States EPA will require a remedy for this landfill similar to the King Highway landfill closure. It is anticipated these costs will be paid out over the next five years, and costs for post-closure care for 30 years following certification of the closure. We are solely responsible for closure and post-closure care of the Willow Boulevard portion of the landfill, and are sharing costs for the A Site portion of the landfill with Millennium Holdings on an equal basis. A final determination as to how closure and post-closure costs for the A Site will be allocated between us and Millennium Holdings has not been made; however, our share should not exceed 50%.

We have spent approximately $36 million on the Kalamazoo River Superfund Site through October 1, 2005, broken down as follows: (in millions)

Site	Expenditures to Date

River	$21
King Highway	10
A Site	2
Willow Boulevard	3

$36

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

We have spent approximately $41million from 1995 to October 1, 2005 on the Fox River site, some of which was spent by Fort James prior to its acquisition by us.

Along with another PRP, we have entered into an Administrative Order by Consent (“AOC”) to prepare the remedial design for OUs 3, 4 and 5. We submitted a Basis of Design Report for the WDNR and United States EPA in August of this year.

In 2002, we entered into an agreement with the WDNR and the United States Fish and Wildlife Service to settle claims for natural resource damages under CERCLA, the Federal Water Pollution Control Act, and state law for approximately $12 million, and to date have paid approximately $10 million of this amount. The agreement was entered by the Federal District Court in Wisconsin on March 19, 2004 and is now effective. The $12 million to be paid under this agreement is separate and apart from any costs related to remediation of the Fox River site.

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

The following table presents information about the approximate number of our asbestos claims during the first nine months of each of 2005 and 2004:

	First Nine Months

	2005	2004

Claims Filed[1]	8,000	22,800
Claims Resolved[2]	10,300	27,300
Claims Unresolved at End of Period	57,400	59,800

[1]	Claims Filed includes all asbestos claims for which service has been received and/or a file has been opened by us and each such claim represents a plaintiff who is pursuing an asbestos claim against us.

[2]	Claims Resolved include asbestos claims which have been settled or dismissed or which are in the process of being settled or dismissed based upon agreements or understandings in place with counsel for the claimants.

In addition, Fort James Corporation, one of our wholly-owned subsidiaries, currently is defending approximately 790 asbestos premises liability claims.

From the commencement of this litigation through October 1, 2005, we either had settled, had dismissed or were in the process of settling a total of approximately 354,600 asbestos claims. For this same period our asbestos payments, for liability, defense and administration, before insurance recoveries and tax benefits, totaled approximately $945 million. We generally settle asbestos claims for amounts we consider reasonable given the facts and circumstances of each claim.

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

In 2004, as in prior years, and with advice from legal counsel and Navigant Consulting, nationally recognized consultants in insurance, we reviewed our existing insurance policies, analyzed publicly available information bearing on the creditworthiness of our various insurers, and employed insurance allocation methodologies which we and our advisors considered appropriate to ascertain the amount of probable insurance recoveries from our insurers for our present and future asbestos liabilities. Assumptions were made about self-insurance reserves, policy exclusions, liability caps and gaps in our coverage, the resolution of allocation issues among various layers of insurers, as well as insolvencies of certain of our insurance carriers and the continued solvency of our other insurers. Based on this analysis, Navigant Consulting projected our expected insurance recoveries for asbestos liabilities and costs over the period through 2014. In the fourth quarter of 2004, we reduced our insurance receivable by $2 million to reflect the insolvencies of two small insurers, largely offset by a settlement with another insurer that was more favorable than expected. In the third quarter of 2005, we recorded a credit of $4 million as a result of a settlement agreement we reached with an insurer during the quarter. In the second quarter of 2005, we recorded a charge of $3 million as a result of a settlement agreement we reached with an insurer during the quarter.

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

We currently maintain a reserve to cover the probable and reasonably estimable asbestos liabilities and defense costs we believe we will pay through 2014, net of expected insurance recoveries during this same period. The following table summarizes accruals to, and payments from, our reserve for our total asbestos personal injury liabilities, receipts from our insurance carriers and other changes to our expected insurance receivables for the first nine months of each of 2005 and 2004:

	First Nine Months

(In millions)	2005	2004

Asbestos Liabilities
Beginning balance	$984	$1,027
Accruals	—	—
Payments	(113)	(145)

Ending balance	$871	$882

Insurance Receivable
Beginning balance	$525	$576
Recoveries/writeoffs	1	—
Receipts	(26)	(26)

Ending balance	$500	$550

The amounts accrued for asbestos liabilities are recorded under “Other current liabilities” and “Other long-term liabilities,” and the amounts accrued for insurance receivables are reflected under “Other current assets” and “Other assets,” in the accompanying consolidated balance sheets.

During the first nine months of 2005, the number of new asbestos claims filed against us declined sharply from the same period in 2004, due in part to the effect of tort reform legislation enacted in Mississippi and Texas and recent decisions of the Mississippi Supreme Court relating to venue and jurisdiction. Our indemnity payments to settle pending asbestos cases were below our projections for the first nine months of 2005 and down from the same period of 2004. Our defense costs during the first nine months of 2005 were approximately equal to our projections for the period and to the same period of 2004. Due to the timing of certain payments that we expected to pay in the third quarter but did not, we expect our indemnity payments and defense costs for the fourth quarter to be higher than those in prior quarters this year, but at present we expect indemnity payments and defense costs for all of 2005 to be below comparable levels during 2004.

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

OTHER LITIGATION

In August 1995, Fort James, at the time a publicly-held corporation, transferred certain assets and liabilities of its communications paper and food packaging businesses to two newly formed companies, Crown Vantage, Inc. (“CV”), (a wholly-owned subsidiary of Fort James) and CV’s subsidiary Crown Paper Co. (“CP”). CP then entered into a $350 million credit facility with certain banks and issued $250 million face amount of senior subordinated notes. Approximately $483 million in proceeds from these financings were transferred to Fort James in payment for the transferred assets and other consideration. CV also issued to Fort James a pay-in-kind note with a face amount of $100 million. CV shares were then spun off to the Fort James shareholders, and CV operated these businesses as a stand-alone company beginning in August 1995.

In March 2000, CP and CV filed for bankruptcy. Various creditors have alleged that the borrowings made by CP and CV, and the payments to Fort James for the assets transferred to CV and CP, caused those companies to become insolvent, and that the transfer of these assets therefore was a fraudulent conveyance. In September 2001, CV filed suit in Federal District Court in San Francisco against Fort James asserting, among other claims, that the transactions described above constituted fraudulent conveyances and seeking unspecified damages. Early in July 2004, that court dismissed a number of these claims but continued proceedings with respect to two remaining fraudulent conveyance claims. The court had earlier lifted an injunction imposed by the Federal Bankruptcy Court in Oakland, which prevented us from proceeding with an action we filed in Delaware that asserts that, in a 1998 agreement, CV and CP released all claims against Fort James. CV and CP appealed these rulings, and in August 2005, the United States Court of Appeals for the Ninth Circuit ruled that we should be precluded from proceeding with the Delaware action. Those claims will be litigated in the Federal District Court in San Francisco along with the remaining fraudulent conveyance claims. A trial date has been set for February 2007.

Fort James does not believe that any of its actions in establishing CV or CP involved a fraudulent conveyance or caused the bankruptcy of those companies, and it intends to defend itself vigorously. Accordingly, no amounts have been accrued for a liability in this matter.

TAX-EXEMPT BOND MATTERS

During the second quarter of 2005, the Internal Revenue Service (“IRS”) determined that two issues of tax-exempt bonds totaling $61 million issued in 1995 to finance a portion of solid waste disposal facilities at our Toledo, Oregon mill in the mid-to-late 1990s did not qualify for tax-exempt status. However, each of these issues was retired (one in 1996 and the other in 1998) with the proceeds of tax-exempt refunding bonds. One of these refunding issues is currently under IRS examination. We have publicly stated that we will take steps to ensure that the holders of these series of bonds, to the extent they ultimately pay any federal taxes on such interest, will be made whole with respect to any such payments.

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

Finally, during 2005, the IRS notified state government bodies that issued other series of bonds, the proceeds of which were used to construct portions of solid waste recycling and disposal facilities at several of our other mills, that it intends to examine whether such bonds were properly issued as tax-exempt bonds. These series of bonds selected by the IRS for examination are: (i) $11,600,000 County Commission of Fayette County, West Virginia, Solid Waste Disposal Facility Revenue Bonds (Georgia-Pacific Corporation Project), Series 1995; (ii) $19,500,000 Industrial Development Authority of the County of Campbell, Virginia, Solid Waste Disposal Facility Revenue Bonds (Georgia Pacific Corporation Project), Series 1994; (iii) $80,890,000 Development Authority of Effingham County, Georgia, Solid Waste Disposal Revenue Bonds (Fort James Project), Series 1998; (iv) $25,000,000 Liberty County, Florida Industrial Development Revenue Bonds (Georgia-Pacific Corporation Project), Series 2004; (v) $24,875,000 Industrial Development Board of the City of Butler 5.75% Solid Waste Disposal Revenue Refunding Bonds (Georgia-Pacific Corporation Project), Series 2004; (vi) $14,200,000 Industrial Development Board of the Parish of East Baton Rouge, Louisiana, Inc. Solid Waste Disposal Revenue Bonds (Georgia-Pacific Corporation Project), Series 2004; and (vii) $10,000,000 County of Jasper, Indiana 5 5/8% Economic Development Revenue Bonds (Georgia-Pacific Corporation Project), Series 1997.

We have had meetings with officials of the IRS to discuss the two series of Oregon bonds, and a settlement of the tax-exempt status of all the other bond issues which the IRS is reviewing or intends to examine, including the Virginia bonds discussed above. We strongly disagree with the IRS’s view that any of such bonds, including the Oregon and Virginia bonds, were not properly issued as tax-exempt bonds, and are preparing to litigate this issue if necessary. Discussions with the IRS have continued throughout the third quarter. However, we have yet to reach a settlement. Based on all the information available to us, we established an overall reserve of $11 million in the second quarter, representing our estimate of our costs to resolve these matters. Based on the current facts and circumstances, we believe that this reserve continues to represent our best estimate of our potential liability. We will continue to evaluate our exposure and we will adjust the reserve as circumstances warrant.

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

There have been no material changes to our indemnifications during the third quarter of 2005. A complete discussion of our indemnifications is detailed in Note 17 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2005.

12.	CONDENSED CONSOLIDATING INFORMATION. Fort James is an issuer of certain securities registered under the Securities Act of 1933, thus subjecting it to reporting requirements under Section 15(d) of the Securities Exchange Act of 1934. Fort James guarantees our $500 million and $1.475 billion senior notes outstanding as of October 1, 2005, which were issued on September 30, 2003 and August 29, 2003, respectively. Fort James Operating Company, a subsidiary of Fort James, also guarantees these senior notes and certain other securities issued by Fort James. Both Fort James and the Fort James Operating Company guarantee our senior credit facility. Each subsidiary issuer or subsidiary guarantor is 100% owned by us and all guarantees are full and unconditional.

During the second quarter of 2005, we completed a reorganization of Fort James subsidiaries resulting in increases in other assets and intercompany notes receivable in the consolidating balance sheets of our guarantor and non-guarantor subsidiaries as a result of the transfer of intercompany notes receivable between our guarantor and non-guarantor subsidiaries.

Included in other non-guarantor subsidiaries is our wholly-owned subsidiary, G-P Receivables Inc. (“G-P Receivables”), which is a special purpose entity into which some of our receivables and the receivables of participating domestic subsidiaries are sold, as more fully described in Note 8. G-P Receivables bought these receivables at a significant discount during the first three months of 2004 resulting in G-P Receivables recognizing a credit to general and administrative expense of $286 million, and Georgia-Pacific Corporation, Fort James Operating Company, and other non-guarantor subsidiaries recognizing a corresponding charge to general and administrative expense of $256 million, $4 million and $26 million, respectively. At the end of the second quarter of 2004, the transfer agreement between G-P Receivables and our participating domestic subsidiaries was amended whereby the discount factor was substantially reduced for all future purchases. As a result, the credit to general and administrative expenses recognized by G-P Receivables was significantly less subsequent to that time.

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

CONSOLIDATING STATEMENTS OF INCOME

THIRD QUARTER 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$2,201	$—	$1,234	$527	$1,220	$(469)	$4,713

Costs and expenses:
Cost of sales	1,777	—	864	404	1,011	(469)	3,587
Selling and distribution	77	—	116	48	28	—	269
Depreciation, amortization and accretion	68	—	93	33	39	—	233
General and administrative	135	—	40	25	(2)	—	198
Other (income) losses, including equity income in affiliates	(119)	(46)	12	(1)	(18)	181	9

Operating profit (loss)	263	46	109	18	162	(181)	417

Interest expense (income), net	111	28	88	(94)	12	—	145
Income (loss) from continuing operations before income taxes	152	18	21	112	150	(181)	272
Provision (benefit) for income taxes	9	(10)	9	78	43	—	129

Income (loss) from continuing operations	143	28	12	34	107	(181)	143
Income (loss) from discontinued operations, net of taxes	2	—	—	—	—	—	2

Net income (loss)	$145	$28	$12	$34	$107	$(181)	$145

CONSOLIDATING STATEMENTS OF INCOME

THIRD QUARTER 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$2,396	$—	$1,206	$537	$1,183	$(581)	$4,741

Costs and expenses:
Cost of sales	1,883	—	838	399	977	(581)	3,516
Selling and distribution	79	—	103	47	23	—	252
Depreciation, amortization and accretion	67	—	89	33	42	—	231
General and administrative	141	—	41	26	4	—	212
Other (income) losses, including equity income in affiliates	(174)	(88)	5	1	3	245	(8)

Operating profit (loss)	400	88	130	31	134	(245)	538

Interest expense, net	111	4	91	(61)	22	—	167

Income (loss) from continuing operations before income taxes	289	84	39	92	112	(245)	371
Provision (benefit) for income taxes	50	(2)	15	28	41	—	132

Income (loss) from continuing operations	239	86	24	64	71	(245)	239
Income from discontinued operations, net of taxes	1	—	—	—	—	—	1

Net income (loss)	$240	$86	$24	$64	$71	$(245)	$240

CONSOLIDATING STATEMENTS OF INCOME

FIRST NINE MONTHS 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$6,658	$—	$3,721	$1,638	$3,651	$(1,541)	$14,127

Costs and expenses:
Cost of sales	5,368	—	2,595	1,224	3,008	(1,541)	10,654
Selling and distribution	226	—	343	145	92	—	806
Depreciation, amortization and accretion	202	—	280	99	118	—	699
General and administrative	363	—	121	82	—	—	566
Other (income) losses, including equity income in affiliates	(395)	(228)	16	(1)	(14)	682	60

Operating profit (loss)	894	228	366	89	447	(682)	1,342

Interest expense (income), net	311	33	266	(224)	67	—	453

Income (loss) from continuing operations before income taxes	583	195	100	313	380	(682)	889
Provision (benefit) for income taxes	41	(12)	44	141	133	—	347

Income (loss) from continuing operations	542	207	56	172	247	(682)	542
Income (loss) from discontinued operations, net of taxes	2	—	—	—	—	—	2

Net income (loss)	$544	$207	$56	$172	$247	$(682)	$544

CONSOLIDATING STATEMENTS OF INCOME

FIRST NINE MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Net sales	$8,284	$—	$3,556	$1,667	$3,412	$(1,768)	$15,151

Costs and expenses:
Cost of sales	6,553	—	2,553	1,198	2,850	(1,768)	11,386
Selling and distribution	345	—	331	144	82	—	902
Depreciation, amortization and accretion	212	—	271	100	128	—	711
General and administrative	932	—	125	83	(484)	—	656
Other (income) losses, including equity income in affiliates	(684)	(227)	7	(25)	6	914	(9)

Operating profit (loss)	926	227	269	167	830	(914)	1,505

Interest expense, net	354	21	283	(184)	68	—	542
Income (loss) from continuing operations before income taxes	572	206	(14)	351	762	(914)	963
(Benefit) provision for income taxes	(30)	(8)	(5)	115	280	—	352

Income (loss) from continuing operations	602	214	(9)	236	482	(914)	611
Income (loss) from discontinued operations, net of taxes	5	—	—	—	(9)	—	(4)

Net income (loss)	$607	$214	$(9)	$236	$473	$(914)	$607

CONSOLIDATING STATEMENTS OF CASH FLOWS

FIRST NINE MONTHS 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash provided by (used for) operating activities	$1,009	$(251)	$351	$164	$(56)	$—	$1,217

Cash flows from investing activities:
Property, plant and equipment investments	(225)	—	(126)	(84)	(71)	—	(506)
Net proceeds (cost) from sales of assets	12	—	—	—	62	—	74
Other	(1)	—	—	(7)	4	—	(4)

Cash used for investing activities	(214)	—	(126)	(91)	(5)	—	(436)

Cash flows from financing activities:
Net (decrease) increase in debt	(404)	3	(13)	(17)	(294)	—	(725)
Net change in intercompany payable/invested equity	(243)	248	(211)	(160)	366	—	—
Fees paid to issue debt	(1)	—	—	—	—	—	(1)
Fees paid to retire debt	(14)	—	—	—	—	—	(14)
Proceeds from option plan exercises	15	—	—	—	—	—	15
Cash dividends paid	(137)	—	—	—	—	—	(137)

Cash (used for) provided by financing activities	(784)	251	(224)	(177)	72	—	(862)

Effect of exchange rate changes on cash and equivalents	—	—	—	(30)	—	—	(30)

Increase (decrease) in cash and equivalents	11	—	1	(134)	11	—	(111)
Balance at beginning of period	18	—	—	188	19	—	225

Balance at end of period	$29	$—	$1	$54	$30	$—	$114

CONSOLIDATING STATEMENTS OF CASH FLOWS

FIRST NINE MONTHS 2004

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

Cash (used for) provided by operating activities	$(18)	$26	$320	$367	$262	$—	$957

Cash flows from investing activities:
Property, plant and equipment investments	(203)	—	(134)	(51)	(60)	—	(448)
Acquisitions	(20)	—	(3)	—	—	—	(23)
Net proceeds from sales of assets	1,046	—	3	71	296	—	1,416
Other	(4)	(13)	13	7	(17)	—	(14)

Cash provided by (used for) investing activities	819	(13)	(121)	27	219	—	931

Cash flows from financing activities:
Net decrease in debt	(721)	(672)	(30)	(28)	(232)	—	(1,683)
Net change in intercompany payable/invested equity	10	659	(170)	(247)	(252)	—	—
Fees paid to issue debt	(14)	—	—	—	—	—	(14)
Fees paid to retire debt	(35)	—	—	—	—	—	(35)
Proceeds from option plan exercises	53	—	—	—	—	—	53
Cash dividends paid	(97)	—	—	—	—	—	(97)

Cash (used for) provided by financing activities	(804)	(13)	(200)	(275)	(484)	—	(1,776)

Effect of exchange rate changes on cash and equivalents	—	—	—	(4)	—	—	(4)

(Decrease) increase in cash and equivalents	(3)	—	(1)	115	(3)	—	108
Balance at beginning of period	1	—	1	25	24	—	51

Balance at end of period	$(2)	$—	$—	$140	$21	$—	$159

CONSOLIDATING BALANCE SHEETS

AS OF OCTOBER 1, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and equivalents	$29	$—	$1	$54	$30	$—	$114
Receivables, less allowances	13	—	—	512	1,278	—	1,803
Inventories	537	—	549	264	250	—	1,600
Deferred income tax assets	58	—	(27)	2	(5)	—	28
Intercompany interest receivable	51	4	—	109	2	(166)	—
Other current assets	148	—	25	63	74	(16)	294

Total current assets	836	4	548	1,004	1,629	(182)	3,839

Total property, plant and equipment, net	2,672	—	2,920	1,135	1,288	—	8,015

Goodwill, net	491	—	5,798	948	177	—	7,414
Intercompany note receivable	928	75	—	5,606	236	(6,845)	—
Other assets	12,527	10,968	1,397	282	923	(23,037)	3,060

Total assets	$17,454	$11,047	$10,663	$8,975	$4,253	$(30,064)	$22,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$584	$—	$55	$10	$292	$—	$941
Accounts payable	635	—	193	485	270	—	1,583
Intercompany interest payable	3	50	93	4	16	(166)	—
Other current liabilities	1,025	6	185	126	141	(15)	1,468

Total current liabilities	2,247	56	526	625	719	(181)	3,992

Long-term debt, excluding current portion	6,264	419	165	50	101	—	6,999
Other long-term liabilities	2,097	—	527	131	840	(60)	3,535
Deferred income tax liabilities	(1)	(8)	782	177	441	—	1,391
Intercompany note payable	436	884	4,759	75	691	(6,845)	—
Shareholders’/invested equity	6,411	9,696	3,904	7,917	1,461	(22,978)	6,411

Total liabilities and shareholders’ equity	$17,454	$11,047	$10,663	$8,975	$4,253	$(30,064)	$22,328

CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 1, 2005

In millions	Georgia-Pacific Corp.	Fort James Corp.	Fort James Operating Company	Fort James Non-Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Amounts

ASSETS
Current assets
Cash and equivalents	$18	$—	$—	$188	$19	$—	$225
Receivables, less allowances	16	—	—	574	1,176	—	1,766
Inventories	489	—	515	298	246	—	1,548
Deferred income tax assets	58	—	(26)	1	(5)	—	28
Intercompany interest receivable	626	7	—	10	91	(734)	—
Other current assets	238	—	17	53	83	(11)	380

Total current assets	1,445	7	506	1,124	1,610	(745)	3,947

Total property, plant and equipment, net	2,661	—	3,070	1,277	1,397	—	8,405

Goodwill, net	491	—	5,810	1,073	177	—	7,551
Intercompany note receivable	2,302	1,500	—	4,021	236	(8,059)	—
Other assets	10,603	9,817	1,256	320	928	(19,755)	3,169

Total assets	$17,502	$11,324	$10,642	$7,815	$4,348	$(28,559)	$23,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$30	$—	$15	$12	$568	$—	$625
Accounts payable	616	—	206	555	291	—	1,668
Intercompany interest payable	91	279	8	—	355	(733)	—
Other current liabilities	882	8	172	127	143	(9)	1,323

Total current liabilities	1,619	287	401	694	1,357	(742)	3,616

Long-term debt, excluding current portion	7,270	417	212	59	106	—	8,064
Other long-term liabilities	2,203	1	540	174	874	(94)	3,698
Deferred income tax liabilities	(51)	(8)	837	194	497	—	1,469
Intercompany note payable	236	887	4,758	83	2,095	(8,059)	—
Shareholders’/invested equity	6,225	9,740	3,894	6,611	(581)	(19,664)	6,225

Total liabilities and shareholders’ equity	$17,502	$11,324	$10,642	$7,815	$4,348	$(28,559)	$23,072

13.	OPERATING SEGMENT INFORMATION. We have five reportable operating segments: North America consumer products, international consumer products, packaging, bleached pulp and paper, building products. In May 2004, we sold our building products distribution business. The following represents selected operating data for each reportable segment for the third quarters and first nine months of 2005 and 2004.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	Third Quarter 2005		Third Quarter 2004

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products	$1,501	32%	$1,439	30%
International consumer products	479	10	498	11
Packaging	707	15	755	16
Bleached pulp and paper	392	8	419	9
Building products	1,632	35	1,628	34
Building products distribution	—	—	—	—
Other	2	—	2	—

Total net sales to unaffiliated customers	$4,713	100%	$4,741	100%

INTERSEGMENT SALES
North America consumer products	$—		$(1)
International consumer products	—		—
Packaging	32		27
Bleached pulp and paper	144		165
Building products	188		180
Building products distribution	—		—
Other[1]	(364)		(371)

Total intersegment sales	$—		$—

TOTAL NET SALES
North America consumer products	$1,501	32%	$1,438	30%
International consumer products	479	10	498	11
Packaging	739	16	782	16
Bleached pulp and paper	536	11	584	12
Building products	1,820	39	1,808	38
Building products distribution	—	—	—	—
Other[1]	(362)	(8)	(369)	(7)

Total net sales	$4,713	100%	$4,741	100%

OPERATING PROFITS (LOSSES)
North America consumer products	$197	47%	$206	38%
International consumer products	15	4	39	7
Packaging	45	11	100	19
Bleached pulp and paper[2]	(5)	(1)	20	4
Building products	269	64	282	52
Building products distribution	—	—	13	3
Other[3]	(104)	(25)	(122)	(23)

Total operating profits	417	100%	538	100%

Interest expense	(145)		(167)

Income from continuing operations before income taxes	272		371
Provision for income taxes	(129)		(132)

Income from continuing operations	143		239
Income from discontinued operations, net of taxes	2		1

Net income	$145		$240

[1]	Includes elimination of intersegment sales.

[2]	Amounts in 2005 and 2004 include operating losses of $6 and $4 million, respectively, from our 38.85% minority interest in Unisource.

[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

CONSOLIDATED SELECTED OPERATING SEGMENT DATA (Unaudited)

Georgia-Pacific Corporation and Subsidiaries

(Dollar amounts in millions)	First Nine Months 2005		First Nine Months 2004

NET SALES TO UNAFFILIATED CUSTOMERS
North America consumer products	$4,475	32%	$4,207	28%
International consumer products	1,508	11	1,549	10
Packaging	2,173	15	2,119	14
Bleached pulp and paper	1,192	8	1,206	8
Building products	4,773	34	4,181	28
Building products distribution	—	—	1,883	12
Other	6	—	6	—

Total net sales to unaffiliated customers	$14,127	100%	$15,151	100%

INTERSEGMENT SALES
North America consumer products	$1		$—
International consumer products	1		—
Packaging	93		79
Bleached pulp and paper	443		461
Building products	570		1,161
Building products distribution	—		3
Other[1]	(1,108)		(1,704)

Total intersegment sales	$—		$—

TOTAL NET SALES
North America consumer products	$4,476	32%	$4,207	28%
International consumer products	1,509	11	1,549	10
Packaging	2,266	16	2,198	15
Bleached pulp and paper	1,635	11	1,667	11
Building products	5,343	38	5,342	35
Building products distribution	—	—	1,886	12
Other[1]	(1,102)	(8)	(1,698)	(11)

Total net sales	$14,127	100%	$15,151	100%

OPERATING PROFITS (LOSSES)
North America consumer products	$627	47%	$476	32%
International consumer products	79	6	135	9
Packaging	188	14	227	15
Bleached pulp and paper[2]	4	—	27	2
Building products	701	52	911	60
Building products distribution	—	—	111	7
Other[3]	(257)	(19)	(382)	(25)

Total operating profits	1,342	100%	1,505	100%

Interest expense	(453)		(542)

Income from continuing operations before income taxes	889		963
Provision for income taxes	(347)		(352)
Income from continuing operations	542		611
Income (loss) from discontinued operations, net of taxes	2		(4)

Net income	$544		$607

[1]	Includes elimination of intersegment sales.

[2]	Amounts in 2005 and 2004 include operating losses of $18 million and $17 million, respectively, from our 38.85% minority interest in Unisource.

[3]	Includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes to the consolidated financial statements, as well as our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Company Overview

We are one of the world’s leading manufacturers and marketers of tissue, packaging, paper, building products and related chemicals. We employ approximately 55,000 people at more than 300 locations in North and South America and Europe. Our operations break down into four principal businesses:

•	Consumer Products. Our consumer products business is the world’s second largest manufacturer of retail and commercial tissue products. We rank first in North America and are a leading manufacturer in Europe. We also manufacture and market our Dixie® line of disposable tabletop products such as cups, plates, and cutlery for sale throughout North America;

•	Building Products. We are a leading producer of building products in the United States. We are the largest North American producer of structural panels, which includes plywood, oriented stand board and industrial panels. We are also a leading producer of pressure-treated lumber, gypsum products, chemicals and other products. Our portfolio consists of traditional and technologically advanced products, such as our leading moisture and mildew-resistant exterior gypsum sheathing, DensGlass Gold ®, and our Plytanium ® structural wood panels;

•	Packaging. We sell finished packaging products primarily to consumer product manufacturers in addition to being one of the largest suppliers of containerboard to independent converters in the United States. We believe our packaging business is built around some of the lowest-cost containerboard mills in the United States; and

•	Paper. Our office paper brands are sold through retailers throughout the United States. We are the largest supplier of office paper to the warehouse club and mass retailer channels, and the fifth-largest office paper producer in North America.

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

OVERVIEW OF THIRD QUARTER 2005 RESULTS

Cash flow and liquidity continue to be strong.

•	Cash flow from operations for the third quarter of 2005 was $609 million, up from $449 million for the same period in 2004.

•	Debt was $7,940 million at October 1, 2005.

Overall net sales were somewhat flat.

•	Building Products and North America Consumer Products sales were up in the quarter, compared to the third quarter of 2004. These increases were offset by lower sales in our Bleached Pulp and Paper, Packaging segments and International Consumer Products segments.

•	Average sales prices in our Packaging segment as well as structural panels were lower in the third quarter of 2005 compared to the same period in 2004, offset partially by increased gypsum prices.

Third Party Sales by Principal Business

Third Quarter

Operating profit and income from continuing operations for the third quarter of 2005 decreased from the same period in 2004.

•	Operating profit for the third quarter decreased 22% from $538 million to $417 million.

•	Income from continuing operations decreased 40% from $239 million to $143 million.

•	As a result of Hurricanes Katrina and Rita we have incurred charges and costs across our U.S. operations of approximately $15 million related to lost inventory, repairs, equipment rental, lost revenue, product donations, additional freight and labor costs and other unreimbursed expenses. These costs were offset somewhat by increased pricing in our Building Products business during the quarter which is expected to remain strong in the fourth quarter. During the fourth quarter of 2005, we expect to incur additional charges and costs of approximately $8 million to complete our recovery.

•	The hurricanes resulted in a significant spike in the already increasing cost of energy during September. Although we have seen some decline in energy prices from the September spike we do not expect that energy prices will return to pre-hurricane levels within the near future. Raw materials and energy inflation increased our operating costs approximately $105 million and $330 million during the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004. Transportation costs for the third quarter and first nine months of 2005 were also higher, driven by higher fuel costs.

•

During the third quarter of 2005, we announced a restructuring program in our Consumer Products businesses. We estimate that during the course of the entire two-year program, the workforce within our North America and International Consumer Products segments will be reduced by approximately 1,100 positions. As a result of the restructuring, we expect to incur a total of approximately $106 million in restructuring charges, $41 million of which was expensed in the third quarter of 2005. Of the $106 million, we expect to incur approximately $21 million in employee-related costs, including severance and other termination benefits; approximately $53 million in net asset impairment charges, accelerated depreciation, and storeroom writeoffs; and approximately $32 million in other facility-related exit costs. We expect to incur net cash expenditures of approximately $49 million in connection with these charges. By the end of the two-year program, savings are expected to be approximately $100 million annually, See Note 4 of the Notes to the Consolidated Financial Statements.

•	The third quarter 2005 results include $20 million of gains on asset sales in our Building Products business.

•	During the third quarter of 2005, we recorded income tax expense, net of current year generated tax credits, and a related income tax liability of approximately $36 million related to our decision to repatriate approximately $709 million of unremitted earnings of certain of our non-U.S. subsidiaries under the AJCA.

The following chart shows the change in operating profit by segment.

Note: In May 2004, we sold our Building Products Distribution business.

RESULTS OF OPERATIONS AND RELATED INFORMATION

In this section, we discuss and analyze our net sales, operating profit and other information relevant to an understanding of our results of operations for the third quarter and first nine months of 2005. In this discussion and analysis, we compare our third quarter and first nine months of 2005 results with prior year results.

Analysis of Net Sales by Business Segment—Third Quarter and Nine Months Ended October 1, 2005

	Third Quarter		Change in Net Sales		Distribution of Change in Net Sales

In millions	2005	2004	Total		Price/Mix	Volume	Other
Net sales:
North America consumer products	$1,501	$1,438	$63	4%	4%	—	—
International consumer products	479	498	(19)	(4)	(2)	(2)%	—
Packaging	739	782	(43)	(5)	(5)	1	(1)%
Bleached pulp and paper	536	584	(48)	(8)	1	(9)	—
Building products	1,820	1,808	12	1	1	—	—
Other[2]	(362)	(369)	7	2	—	—	2

Total net sales	$4,713	$4,741	$(28)	(1)%	1%	(1)%	(1)%

	First Nine Months		Change in Net Sales		Distribution of Change in Net Sales

In millions	2005	2004	Total		Price/Mix	Volume	Other

Net sales:
North America consumer products	$4,476	$4,207	$269	6%	7%	(1)%	—
International consumer products	1,509	1,549	(40)	(3)	(3)	(3)	3%
Packaging	2,266	2,198	68	3	6	(1)	(2)
Bleached pulp and paper	1,635	1,667	(32)	(2)	4	(6)	—
Building products	5,343	5,342	1	—	—	1	(1)
Building products distribution[1]	—	1,886	(1,886)	(100)	—	—	(100)
Other[2]	(1,102)	(1,698)	596	35	—	—	35

Total net sales	$14,127	$15,151	$(1,024)	(7)%	2%	(1)	(8)%

[1]	Represents sales from the Building Products Distribution segment prior to its sale on May 7, 2004.

[2]	Includes the elimination of intersegment sales.

Consolidated net sales were lower for the third quarter and first nine months of 2005 compared to the same periods in 2004. Excluding net sales by the building products distribution segment and treating our intrasegment sales to this segment as outside sales, consolidated net sales for the first nine months of 2005 from our ongoing operations increased approximately 2% compared to the same period in 2004.

North America Consumer Products

•	The increase in net sales for the third quarter was primarily the result of higher pricing for commercial tissue and Dixie products and higher sales volumes in retail tissue. This was offset slightly by lower sales volumes in our commercial tissue and Dixie products. For the first nine months of 2005 the increase in net sales was driven by changes in our product mix and higher pricing achieved for retail tissue, commercial tissue and Dixie products, while sales volumes declined in our commercial and Dixie products as a result of weaker industry conditions. Retail sales volumes grew in both the third quarter and first nine months.

International Consumer Products

•	The decrease in net sales for the third quarter and first nine months of 2005 was the result of continuing competitive market conditions combined with a six week industry-wide strike in Finland. This decrease was somewhat offset by a weaker U.S. dollar relative to the Euro, which benefited reported net sales by approximately $40 million for the first nine months of 2005, primarily during the first half of the year.

Packaging

•	The decrease in net sales for the third quarter of 2005 was primarily the result of pricing declines in the third quarter of 2005 for all products as a result of competitive conditions. The increase in net sales for the first nine months of 2005 was primarily the result of higher average pricing during the first half of 2005 for all products. Volumes remained flat for the third quarter and first nine months of 2005. Fourth quarter price increases have been announced for rollstock and corrugated products.

Bleached Pulp and Paper

•	The decrease in net sales for the third quarter and first nine months of 2005 was primarily the result of lower volumes in communication paper due to softer markets, our elimination of production capacity in 2004, and lower volumes in wastepaper due to reduced demand. These decreases were offset somewhat by price increases implemented in the second half of 2004 in the board, kraft and pulp operations.

Building Products

•	The modest increase in net sales for the third quarter and first nine months of 2005 was primarily due to higher average selling prices for lumber, gypsum and chemical products. This was partially offset by lower prices for our structural panel products as a result of additional capacity and imports over last year. Although overall segment volumes were flat for the third quarter and first nine months of 2005, we did experience higher volumes for our gypsum and lumber products offset by lower volumes from our industrial wood products. In May 2005, we completed the startup of our Hosford oriented strand board facility in Florida.

•	Net sales for the third quarter and first nine months of 2004 include approximately $13 million and $50 million in sales from four hardwood lumber mills, which were sold during 2004.

Analysis of Operating Profit (Loss) by Business Segment—Third Quarter and Nine Months Ended October 1, 2005

	Third Quarter				Distribution of Change in Operating Profit/(Loss)

In millions	2005	2004	Total Change		Price/Mix	Volume	Raw Materials & Energy	Other

Operating profit (loss):
North America consumer products	$197	$206	$(9)	(4)%	29%	2%	(14)%	(21)%
International consumer products	15	39	(24)	(61)	(37)	(12)	(13)	1
Packaging	45	100	(55)	(55)	(25)	—	(21)	(9)
Bleached pulp and paper	(5)	20	(25)	(125)	30	(15)	(95)	(45)
Building products	269	282	(13)	(5)	3	6	(13)	(1)
Building products distribution	—	13	(13)	(100)	—	—	—	(100)
Other	(104)	(122)	18	15	(2)	—	2	15

Total operating profit	$417	$538	$(121)	(22)%	5%	3%	(20)%	(10)%

	First Nine Months				Distribution of Change in Operating Profit/(Loss)

In millions	2005	2004	Total Change		Price/Mix	Volume	Raw Materials & Energy	Other

Operating profit (loss):
North America consumer products	$627	$476	$151	32%	61%	(1)%	(21)%	(7)%
International consumer products	79	135	(56)	(41)	(34)	(15)	(10)	18
Packaging	188	227	(39)	(17)	29	(3)	(20)	(23)
Bleached pulp and paper	4	27	(23)	(85)	285	(48)	(178)	(144)
Building products	701	911	(210)	(23)	(4)	5	(17)	(7)
Building products distribution	—	111	(111)	(100)	—	—	—	(100)
Other	(257)	(382)	125	33	(9)	—	9	33

Total operating profit	$1,342	$1,505	$(163)	(11)%	21%	—%	(22)%	(10)%

North America Consumer Products

•	Included in the results for the third quarter of 2005 were charges of $37 million related to a restructuring plan described further in Note 4 of the Notes to the Consolidated Financial Statements. Results for the third quarter of 2004 included a charge of $6 million related to employee termination costs and asset write offs primarily related to our Dixie business.

•	Results for the first nine months of 2005 and 2004 also included charges of $7 million and $21 million, respectively. The charges for 2005 related to employee termination costs and asset impairments at our Green Bay Broadway facility in the first quarter. The 2004 charges related to asset writedowns at our Bellingham, Washington facility in addition to asset writedowns and employee severance at our Green Bay Broadway facility.

•	Excluding these items, the increase in operating profit for the third quarter and first nine months of 2005 was primarily due to improved pricing and mix across all channels for commercial tissue and Dixie products and increased volumes in the retail business. The increase in operating profit was partially offset by cost inflation for fiber, resin, electricity and natural gas as well as higher distribution costs. Shipments in our commercial tissue and Dixie products were down in both the third quarter and first nine months of 2005, as a result of weaker industry conditions. Business conditions are expected to remain challenging in the fourth quarter of 2005 due to petroleum-based inflation impact on our cost structure.

International Consumer Products

•	The substantial decrease in segment operating profit for the third quarter and the first nine months of 2005 primarily resulted from lower prices in local currencies due to competitive market conditions in most countries, coupled with higher costs for raw materials and energy. This was offset somewhat by reduced selling and other manufacturing costs. The third quarter was also negatively impacted by increased operational costs associated with new product introductions in the United Kingdom, and a six week industry-wide strike in Finland. Operating profit for the first nine months of 2005 also included the positive impact from a weaker U.S. dollar against the functional currencies of the businesses in the segment of $3 million. We expect the competitive market conditions in most countries to continue for the remainder of 2005 and into 2006.

•	During the third quarter of 2005, we recorded charges of $4 million related to a restructuring plan described further in Note 4 of the Notes to the Consolidated Financial Statements. Included in the first nine months of 2005 results is income of $3 million which represents the segment’s portion of the reversal of prior period insurance charges, described further in Note 1 of the Notes to the Consolidated Financial Statements. Included in the third quarter of 2004 results was a $5 million charge related to the closure of our Athens (Greece) converting facility and a fire at our facility in Russia. Included in the first nine months of 2004 results was $4 million in income related to the reversal of accrued severance costs in our U.K. operations.

Packaging

•	The decrease in segment operating profit for the third quarter primarily resulted from pricing declines and increased costs in fiber, energy and maintenance. We do not anticipate significant non-seasonal increases in demand for the balance of the year and will continue to operate to meet demand. Price increases have been announced for rollstock and corrugated products in the fourth quarter of 2005. The decrease in operating profit for the first nine months of 2005 primarily resulted from increased costs in fiber, energy and maintenance, which more than offset higher average pricing for all products compared to the same period in 2004.

•	Results for the first nine months of 2004 included a gain of $23 million related to the sale of packaging assets offset by a charge of $6 million for relocation expenses.

Bleached Pulp and Paper

•	Results for the third quarter of 2005 included charges of $7 million for sales tax audits related to our investment in Unisource prior to the sale of our controlling interest in 2002. Results for the first nine months of 2005 included a charge of $12 million related to a sublease of a warehouse vacated by Unisource in the first quarter of 2005.

•	Results for the first nine months of 2004 included a gain of $24 million related to the sale of our interest in a Brazilian pulp business.

•	Excluding these items, the decrease in operating profit for the third quarter of 2005 was primarily due to higher costs for raw materials and energy and lower volumes in communication papers. This was partially offset by higher average selling prices and increased volumes in the, board kraft and pulp businesses. The increase for the first nine months of 2005 was primarily due to higher average selling prices for all products compared to the same period in 2004. This was partially offset by lower volumes and higher costs for raw materials and energy and impacts resulting from planned and unplanned maintenance outages. Losses related to our minority interest in Unisource were $6 million and $18 million for the third quarter and first nine months of 2005, respectively, compared to $4 million and $17 million for the third quarter and first nine months of 2004, respectively. We expect pricing pressure in communication paper to continue over the remainder of 2005.

Building Products

•	The decrease in operating profit for both the third quarter and first nine months of 2005 primarily resulted from higher raw materials and energy costs and lower prices for our structural panel products as a result of additional capacity and imports. This was offset slightly by higher average selling prices for lumber and gypsum as well as increased volumes for gypsum, structural panels and lumber. As a result of hurricanes Katrina and Rita regional demand is expected to be elevated over a period of years, which may result in increased demand for wood and gypsum products. During the third quarter we announced the restart of the Gloster plywood plant and the Roxie sawmill in Mississippi. During the third quarter of 2005 we also implemented price increases on ToughRock® wallboard, and on our proprietary Dens Technology™ products.

•	Operating profit for third quarter of 2005 included $20 million of gains on the sale of our controlling interest in our Canadian mediuim-density fiberboard operation, and the sale of our Richwood lumber mill. Operating profit for the first nine months of 2005 also includes impairment charges of $3 million related to the Caledonia gypsum mine closure. Operating profit for first nine months of 2004 included severance costs of $4 million related to the closing of certain plants and a gain of $5 million from the sale of hardwood lumber mills.

Building Products Distribution

•	This segment was sold on May 7, 2004.

Other

•	Other includes some miscellaneous businesses, unallocated corporate operating expenses and the elimination of profit on intersegment sales.

•	During the first nine months of 2005, stock-based compensation expense decreased by $70 million, due to lower stock prices and to the recognition in 2004 of expense related to 2002 performance awards.

•	During the third quarter and first nine months of 2005 we had $23 million and $18 million in lower costs related to incentive compensation, foreign currency translation and favorable insurance experience adjustments. In addition, during the first nine months of 2005 we recorded a liability reserve of $11 million related to an IRS challenge of the tax-exempt status of bonds described further in Note 11 of the Notes to the Consolidated Financial Statements.

•	The results for the first nine months of 2005 included charges of $17 million for the early extinguishment of debt, compared with $53 million for the first nine months of 2004.

•	The results for the first nine months of 2005, includes a reversal of prior period insurance charges of $24 million described further in Note 1 of the Notes to the Consolidated Financial Statements, $21 million of which was recorded in the Other segment. We received a cash refund of $31 million in the third quarter as the insurance contract expired.

Consolidated Statement of Operations Discussion:

Interest:

•	During the third quarter and first nine months of 2005, interest expense, net decreased $22 million and $89 million, respectively, compared to the same periods in 2004 principally as a result of lower debt levels, offset somewhat by higher average variable interest rates. Debt was approximately $972 million lower during the third quarter of 2005 compared to the same period of 2004. For the first nine months of 2004, interest expense allocated to discontinued operations was $5 million.

Income Tax:

•	The effective income tax rates for the third quarter and the first nine months of 2005 were higher than the rates for the comparable periods in 2004 primarily as a result of an increase in tax expense resulting from the expected repatriation of $709 million of earnings from non-U.S. subsidiaries, partially offset by the impact of the federal tax deduction for qualified production activities, as described in Note 1 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe it is important to manage our debt and equity to keep our weighted average cost of capital low while retaining the flexibility needed to ensure that we can meet our financial obligations and finance capital spending and attractive business opportunities. We continuously review the appropriate level of debt to employ in our capital structure, targeting investment grade metrics. Generally, we seek to have 75% of our aggregate debt at fixed rates so as to minimize exposure to fluctuating interest rates. As of October 1, 2005, approximately 81% of our aggregate debt is at fixed rates.

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

OPERATING ACTIVITIES. For the first nine months of 2005 we generated cash from operations of $1,217 million. Working capital increased approximately $90 million during the first nine months. Taxes paid declined by $181 million versus the same period in 2004, reflecting lower income levels in 2005 as well as taxes related to asset sales in 2004. During the first nine months of 2004 we generated cash of $957 million.

INVESTING ACTIVITIES. Capital expenditures for property, plant and equipment for the first nine months of 2005 were $506 million, compared to $448 million in 2004. Our capital spending for 2005 is expected to be approximately $820 million and will be funded primarily by cash flows from operations. This includes a new oriented strand board facility in Hosford, Florida, which began operating in the second quarter of 2005. Other major projects for 2005 include the installation of a boiler and a turbine generator at our Port Hudson, Louisiana facility and the installation of wastewater treatment equipment at our Palatka, Florida facility. The following chart shows our capital expenditures for the first nine months by business operating segment.

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

During the third quarter we completed the sale of our interest in our Canadian medium-density fiberboard operations and our Richwood lumber mill, resulting in cash proceeds of $69 million.

In January 2005, we completed the sale of our Bellingham, Washington facility to the Bellingham Port Authority (the “Port”) for no consideration other than the Port’s assumption of substantially all environmental liabilities associated with the facility site. We incurred cash expenditures of approximately $6 million related to the sale.

FINANCING ACTIVITIES. Our debt decreased by $749 million to $7,940 million at October 1, 2005 from $8,689 million at January 1, 2005. This decrease includes the effect of changes in foreign currency exchange rates and the fair market value of hedged instruments of $7 million and $10 million, respectively, during this time period. For the first nine months of 2005, the weighted average interest rate on our total debt, including outstanding interest rate exchange agreements, was 7.3%. The following table details changes in our short and long-term debt balances during the first nine months of 2005:

In millions	Short-term Debt	Long-term Debt[1]	Total

Beginning balances	$568	$8,121	$8,689
Maturities:
Industrial revenue bonds	—	(8)	(8)
Repayments	—	(313)	(313)
Borrowings	—	26	26
Net change in short-term debt [2]	(280)	—	(280)
Net change in revolving loans [3]	—	(157)	(157)
Other:
Effect of foreign currency exchange rates	—	(7)	(7)
Change in the fair market value of hedged instruments	—	(10)	(10)

Ending balances	$288	$7,652	$7,940

[1]	Ending balance includes current portion of long-term debt of $653 million.

[2]	Net change includes repayments and re-borrowings on our short-term debt of $1,019 million and $739 million, respectively.

[3]	Net change includes repayments and re-borrowings of our senior credit facility of $2,942 million and $2,785 million, respectively.

For a detailed discussion of our current year activity, refer to Note 8 of the Notes to the Consolidated Financial Statements.

Our borrowing arrangements contain a number of financial and non-financial covenants. In addition, certain agreements contain cross-default provisions. Our continued compliance with these covenants is dependent on a number of factors, many of which are outside of our control. Should events occur that result in noncompliance, we believe there are remedies available that are acceptable to our lenders and us. As of October 1, 2005 we were in compliance with all of our debt covenants.

As of October 1, 2005, we had $288 million outstanding under our $800 million accounts receivable secured borrowing program through G-P Receivables, Inc., our wholly owned-subsidiary. The total cost of the program for the first nine months of 2005 and 2004 were $18 million and $11 million, respectively.

During the second quarter of 2005, the IRS determined that two issues of tax-exempt bonds totaling $61 million issued in 1995 to finance a portion of solid waste disposal facilities at our Toledo, Oregon mill in the mid-to-late 1990s did not qualify for tax-exempt status. However, each of these issues was retired (one in 1996 and the other in 1998) with the proceeds of tax-exempt refunding bonds. One of these refunding issues is currently under IRS examination along with 11 other issues of tax-exempt bonds that financed solid waste disposal facilities at various mills. If any of these issues were to be declared taxable by the IRS, we would be required under the respective bond indenture to redeem such bonds. Depending on the ultimate outcome of these examinations, it is possible that we will redeem bonds with an aggregate principal balance of up to $293 million with approximately $7 million of unamortized debt discount and issuance costs at October 1, 2005. We expect any payments required to redeem these bonds would be funded through our senior credit facility. For further information regarding these bonds, see Note 11 of the Notes to the Consolidated Financial Statements.

During the second quarter of 2005, we called $250 million of our 8.625% debentures due April 30, 2025. In conjunction with this transaction, we recorded a pretax charge of $13 million for call premiums and to write off deferred debt issuance costs during the second quarter of 2005. This charge for the early extinguishment of debt was included in “Other losses, net” in the accompanying statements of operations.

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

During the first quarter of 2005, we exercised an early buyout option on capital leases with associated borrowings of $42 million due through February 15, 2010 and February 15, 2012. The payment for the early buyout will be made on or about February 15, 2006. We have reclassified the related borrowings as “Current portion of long-term debt” on the accompanying consolidated balance sheets as of October 1, 2005.

In conjunction with a December 1999 sale of timberlands located in California, we received a note receivable from the purchaser in the amount of $397 million. In October 2000, this note receivable was monetized through the issuance by NATC California, LLC, one of our direct, wholly owned subsidiaries, of commercial paper as part of a five-year program maturing in October 2005. In October 2005, we renegotiated and renewed the monetization of this note receivable for an additional five-year period and this program matures in October 2010. NATC California, LLC is a separate legal entity from us, and its assets are available first and foremost to satisfy the claims of its creditors. The note receivable is classified as “Other assets” and the commercial paper is classified as “Other long-term liabilities” on the accompanying consolidated balance sheets.

Effective October 25, 2005, we entered into an interest rate swap agreement that effectively converted $47 million of a floating rate note receivable to a fixed rate. This agreement is considered a hedge of a specific financing instrument and differences paid and received under the swap arrangement will be recognized as adjustments to interest expense. The notional amount of this agreement is $47 million and the maturity date is October 25, 2010.

We have interest rate exchange agreements that effectively converted $500 million of fixed-rate obligations to floating-rate obligations. For the nine months ended October 1, 2005, these agreements decreased interest expense by $2 million. The agreements had a weighted-average maturity of approximately four years at October 1, 2005. The estimated fair value of these agreements at October 1, 2005 was a $16 million liability, which is offset by an adjustment to our debt of $16 million.

Our $2.5 billion, five-year, unsecured senior credit facility which includes a $500 million non-amortizing term loan matures July 2, 2009. Amounts committed and outstanding under this facility include the following:

In millions	October 1, 2005

Commitments:
Revolving loans	$2,000
Term loans	500

Credit facilities available	2,500

Amounts Committed and Outstanding:
Letter of credit agreements[1]	(483)
Revolving loans due July 2009, average rate of 5.0%	(48)
Term loans due July 2009, average rate of 5.3%	(500)

Total committed and outstanding	(1,031)

Total credit available	$1,469

[1]	Includes only standby letters of credit supported by the senior credit facility.

As of October 1, 2005, we had an additional $24 million in letters of credit outstanding from various financial institutions.

As of October 1, 2005, we had $1.5 billion of debt and equity securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission in 2000.

During the first nine months of 2005 and 2004, we paid dividends totaling $137 million and $97 million, respectively. On February 3, 2005, we announced that our Board of Directors increased our quarterly cash dividend by 40 percent to 17.5 cents per share from 12.5 cents per share. The increased dividend is equal to an annual rate of 70 cents per share compared with the previous annual rate of 50 cents per share.

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Related-Party Transactions

Unisource:

We own a 38.85% interest in Unisource, which continues to be a customer with sales to it of $57 million and $187 million for the third quarter and first nine months of 2005, respectively, and $78 million and $225 million for the third quarter and first nine months of 2004, respectively. We have the following continuing relationships with Unisource:

•	Two payment-in-kind notes receivable with face amounts of $70 million and $100 million and a book value of approximately $149 million at October 1, 2005,

•	A sublease receivable with a balance of $137 million at October 1, 2005,

•	During the second quarter of 2005 we were released from our obligation to loan up to $100 million to Unisource.

GA-MET:

Our joint venture GA-MET owns and operates our main office building in Atlanta, Georgia. At October 1, 2005, GA-MET had an outstanding mortgage loan payable in the amount of $118 million. In the event of foreclosure, each partner has severally guaranteed payment on one-half of any shortfall of collateral value to the outstanding secured indebtedness.

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

Factors that May Affect Future Results

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

Our manufacturing operations utilize large amounts of electricity, natural gas and petroleum-based fuels. To ensure that we use all forms of energy cost-effectively, we maintain ongoing energy efficiency improvement programs at all of our manufacturing sites. Our contracts with energy suppliers vary as to price, payment terms, quantities and duration. Energy costs are also affected by various market factors, including the availability of supplies of particular forms of energy, energy prices and local and national regulatory decisions. Most recently, Hurricanes Katrina and Rita precipitated a significant spike in the already increasing cost of energy during September. Although we have seen some decline in energy prices from the September spike we do not expect that energy prices will return to pre-hurricane levels within the near future. There can be no assurance that there will not be substantial increases in the price, or less availability, of energy sources in the future, especially in light of recent instability in some energy markets, or that we can pass on any such increases through increases in the price of our products.

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

Costs Associated with Resolution of Tax-Exempt Bond Matters

As discussed in this Form 10-Q, the IRS is examining several series of tax-exempt bonds issued to finance solid waste disposal or recycling facilities at various company facilities. We have established a reserve of $11 million. However, there can be no assurance that the final cost of resolving these bond matters will not exceed this currently estimated amount. While we do not believe that our ultimate costs to resolve these bond matters is likely to have a material adverse effect on our consolidated financial condition, it is possible that the effect could be material to our consolidated results of operations for an individual reporting period.

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

Interest Rate Risks

Interest rate risk is managed through the maintenance of a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. At October 1, 2005, the debt portfolio was composed of approximately 19% of variable-rate debt, adjusted for the effect of interest rate exchange agreements, and 81% of fixed-rate debt. Our strategy to manage exposure to interest rate fluctuations did not change significantly during the first nine months of 2005 and management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. See Note 8 of the Notes to Consolidated Financial Statements.

Commodity Price Risks

We are exposed to material commodity price risks through our purchases of wood, recycled fiber and pulp, which we use to make our products. See “Factors That May Affect Future Results—Commodity Price Risks,” above.

Our natural gas hedging program (See Note 9 of the Notes to Consolidated Financial Statements) is used to manage fluctuations resulting from commodity price risk in the procurement of natural gas. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The decision to enter into natural gas hedges is based on an approved prescriptive set of recommendations which vary in term and volume. The recent spike in energy prices has prevented us from entering into new hedge contracts because current natural gas prices fall outside of the recommended ranges. Our remaining contracts settled during September 2005 and therefore there were no such contracts outstanding at October 1, 2005.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Georgia-Pacific Corporation (including its consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

GEORGIA-PACIFIC CORPORATION

October 1, 2005

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

Date: October 27, 2005	GEORGIA-PACIFIC CORPORATION (Registrant)

	by	/s/ Danny W. Huff
Danny W. Huff,
Executive Vice President - Finance and Chief Financial Officer

by	/s/ Robert P. Nelson
Robert P. Nelson,
Vice President and Controller (Chief Accounting Officer)

GEORGIA-PACIFIC CORPORATION

INDEX TO EXHIBITS

FILED WITH THE QUARTERLY REPORT

ON FORM 10-Q FOR THE

FISCAL QUARTER ENDED OCTOBER 1, 2005

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